Form 10QSB
period 1996-03-31
MACE SECURITY INTERNATIONAL INC
filed 1996-05-14
CIK 912607

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarter ended:  March 31, 1996


                                     OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                     Commission file number:   69270-NY



                     MACE SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)



           Delaware                                    030311630
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


160 Benmont Avenue, Bennington, Vermont                       05201
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code            802-447-1503




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                       MACE SECURITY INTERNATIONAL, INC.

                                    INDEX



                                                                   Page No.
                                                                   --------



PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Statements of Income and Accumulated Deficit
              Three Months Ended March 31, 1996 and 1995                1

              Balance Sheets - March 31, 1996 and December 31, 1995     2

              Statements of Cash Flows - Three Months Ended
              March 31, 1996 and March 31, 1995                         3

              Notes to Financial Statements                             4

         Item 2 - Management's Discussion and Analysis of Financial     5
         Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings                                     7

         Item 6 - Exhibits and Reports on Form 8-K                      7

SIGNATURES

                       PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     MACE SECURITY INTERNATIONAL, INC.

               STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                 (UNAUDITED)




                                           Three Months Ended March 31,
                                           ----------------------------

                                                1996          1995
                                                ----          ----

Net Sales                                     $3,003,085    $3,890,110
Cost of sales                                  1,622,733     2,245,675
                                             ----------     ---------

  Gross profit                                 1,380,352     1,644,435

Operating expenses:
  General and administrative                    639,798       824,885
  Selling                                       636,706       793,579
                                             ----------     ---------

    Operating income                            103,848        25,971

Other (income) expense:
  Interest income                                (3,186)       (8,241)
  Interest expense                               23,891        17,316
  Other income                                  (16,513)      (16,169)
                                             ----------     ---------
                                                  4,192        (7,094)
                                             ----------     ---------

    Income before income
      tax expense                                99,656        33,065

Income tax expense                               10,962       13,227
                                             ----------     ---------

    Net income                                   88,694        19,838

Accumulated deficit, beginning
  of period                                  (1,290,553)     (706,200)
                                             ----------     ---------

Accumulated deficit,
  end of period                              (1,201,859)     (686,362)
                                             ----------     ---------
                                             ----------     ---------

Income per share
  of common stock                            $     0.01     $    0.00
                                             ----------     ---------
                                             ----------     ---------

Weighted average number
  of common shares outstanding                6,805,000     6,805,000
                                             ----------     ---------
                                             ----------     ---------



                  The accompanying notes are an integral part
                        of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.

                               BALANCE SHEETS

                                 (UNAUDITED)



                                                March 31,     December 31,
                                                  1996            1995
                                                ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $   122,760   $   505,638
  Accounts receivable, less allowance for
  doubtful accounts
  ($58,548, 1996; $48,600, 1995)                  1,775,761     1,089,982
  Inventories:
    Finished goods                                2,340,704     1,926,932
    Work in process                               1,317,186     1,574,505
    Raw material and supplies                     2,039,572     2,427,311
  Prepaid expenses                                  330,802       416,005
                                                -----------   -----------
    Total current assets                          7,926,785     7,940,373
Property and equipment, net                       2,985,463     3,079,446
Intangibles, net                                  2,978,491     3,041,440
Other assets                                        127,620       132,500
                                                -----------   -----------
    Total Assets                                $14,018,359   $14,193,759
                                                -----------   -----------
                                                -----------   -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $    83,552   $   127,797
  Current maturities of long-term debt              513,905       542,248
  Accounts payable                                  487,568       618,653
  Accrued liabilities                               533,533       534,916
                                                -----------   -----------
    Total current liabilities                     1,618,558     1,823,614

Long-term debt                                      508,139       567,177
                                                -----------   -----------
    Total liabilities                             2,126,697     2,390,791
                                                -----------   -----------

Commitments and contingencies

Stockholders' equity
  Preferred stock, par value $.01 per share;
   authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
   authorized 18,000,000 shares; issued
   6,805,000 in 1996 and 1995                        68,050        68,050
  Additional paid in capital                     13,025,471    13,025,471
  Accumulated deficit                            (1,201,859)   (1,290,553)
                                                -----------   -----------
    Total stockholders' equity                   11,891,662    11,802,968
                                                -----------   -----------

    Total Liabilities and Stockholders' equity  $14,018,359   $14,193,759
                                                -----------   -----------
                                                -----------   -----------


                   The accompanying notes are an integral part
                          of the financial statements.

                       MACE SECURITY INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                            INCREASE (DECREASE) IN CASH


                                               Three Months Ended March 31,
                                               ----------------------------
                                                 1996           1995
                                                 ----           ----
Operating activities:
  Net income                                $    88,694    $    19,838
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
    Depreciation                                111,209        104,150
    Amortization                                 66,309         66,265
    Allowance for bad debts                       9,948            ---
    Loss on sale of assets                          687            ---
  Changes in operating assets and liabilities:
    Accounts receivable                        (695,727)       314,569
    Other receivable - related party                ---         19,978
    Inventories                                 231,286        250,223
    Prepaid expenses                             85,203       (151,542)
    Accounts payable                           (131,085)       (29,213)
    Accrued liabilities                          (1,383)      (141,569)
    Corporate income tax payable                    ---          3,406
    Other assets                                  1,520         (4,350)
                                              ---------      ---------
      Net cash (used in) provided by
        operating activities                   (233,339)       451,755
                                              ---------      ---------

Investing activities:
  Purchase of property and equipment           (19,763)       (259,871)
  Proceeds from sale of property and
    equipment                                    1,850             ---
                                              ---------      ---------
      Net cash used in investing activities     (17,913)      (259,871)
                                              ---------      ---------

Financing activities:
  Payment of principal of long-term debt        (87,381)       (40,042)
  Proceeds from issuance of note payable            ---        139,656
  Payment of notes payable                      (44,245)       (27,693)
                                              ---------      ---------
    Net cash (used in) provided by
      financing activities                     (131,626)        71,921
                                              ---------      ---------

Net (decrease) increase in cash                (382,878)       263,805

Cash:
  Beginning of period                           505,638        984,877
                                              ---------      ---------
  End of period                              $  122,760     $1,248,682
                                              ---------      ---------
                                              ---------      ---------



                  The accompanying notes are an integral part
                         of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. MANAGEMENT OPINION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995.

2. EARNINGS PER SHARE

Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented.

3. COMMITMENTS AND CONTINGENCIES

As previously disclosed on the Company's 1995 Form 10-KSB, on March 22, 1996, the Company signed Letters of Intent to acquire all of the outstanding shares of capital stock of three separate companies: Gould & Goodrich Leather, Inc., Howard Uniform Company and Balco Uniform Cap Corp. On May 3, 1996, the Company received notice of termination of the Letters of Intent regarding the purchase of Howard Uniform Company and Balco Uniform Cap Corp. due to, among other things, unsatisfactory results of their due diligence review of Gould & Goodrich Leather, Inc., the third of the Company's three acquisition candidates. The purchase by the Company of Howard Uniform Company and Balco Uniform Cap Corp. was contingent upon the simultaneous purchase of Gould & Goodrich Leather, Inc. Consequently, on May 9, 1996, the Company terminated its Letter of Intent to purchase Gould & Goodrich Leather, Inc.

4. INCOME TAX

The Company's effective tax rate for the year ended December 31, 1995 was (5%) as compared to the 11% for the three months ended March 31, 1996 which approximates the anticipated effective tax rate for the full fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


For the three months ended March 31, 1996.

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three month period ended March 31, 1996 decreased $887,025 or 22.8% compared to the same period in 1995. This decrease is principally due to lower Federal Laboratories-Registered Trademark-product line sales, partially offset by an increase in consumer division revenues. The Federal Laboratories-Registered Trademark- product line generated sales of $989,480 in the first quarter of 1996 as compared to $2,257,272 in 1995. Federal Laboratories-Registered Trademark- products are sold to law enforcement and military agencies through lengthy bidding processes. The Company believes that the sales decline from the corresponding quarter in 1995 is primarily a result of sporadic large orders yielding quarterly fluctuations, rather than an overall softness in the market. For the three months ended March 31, 1996, consumer division sales increased $362,594 as compared to the corresponding period in 1995, principally due to the addition of two national customers, WalMart and AFES.

Gross profit was 46.0% of net sales for the three months ended March 31, 1996 as compared to 42.3% for the similar period in 1995. Strong first quarter sales of the higher margin consumer division product line is primarily the reason for the increase in gross margin. This product line represented 52.6% of the total net sales and produced a gross margin of 52.2%.

Operating expenses were 42.5% of net sales for the three months ended March 31, 1996 as compared to 41.6% for the corresponding period in 1995.

General and administrative expenses decreased 22.4% to $639,798 for the three months ended March 31, 1996 as compared to the same period in 1995. This decrease is principally due to an aggressive cost cutting program initiated in January 1996, as well as personnel-streamlining. Selling expenses for the three months ended March 31, 1996 decreased 19.8% to $636,706 as compared to the like period in 1995. Reduced commission expense related to the decline in sales is the primary reason for this decrease. For the three months ended March 31, 1996, selling expenses as a percentage of net sales increased to 21.2% as compared to 20.4% for the same period in 1995. This increase is primarily due to intensive marketing efforts made in California as a direct result of a recent change in legislation easing restrictions on the sale of less-lethal defense sprays.

Other (income) expense, net was $4,192 and ($7,094) for the three month periods ended March 31, 1996 and 1995 respectively. This expense increase is primarily due to the interest expense associated with the term loan signed by the Company on December 22, 1995.

LIQUIDITY AND CAPITAL RESOURCES:


Accounts receivable increased $695,727 during the three months ended March 31, 1996 principally due to higher sales for the quarter ended March 31, 1996 of $3,003,085 as compared to the sales of $2,220,464 for the fourth quarter of 1995.

During the quarter ended March 31, 1996 cash decreased $382,878. The use of cash is a combination of increased accounts receivable and payments of trade accounts payable partially offset by a decrease in inventories.

During the quarter ended March 31, 1996, accounts payable decreased $131,085 primarily due to reduced inventory purchases resulting from the Company's improved purchasing controls, as well as the aggressive cutting of operating expenses.

Inventories decreased $231,286 during the three month period ended March 31, 1996. This reduction reflects the use of Federal Laboratories division raw material and work in process inventories built during 1995 at the Federal Laboratories plant location in Pennsylvania prior to its relocation to Vermont.

Capital expenditures for the three month period ended March 31, 1996 were $19,763 as compared to $259,871 for the same quarter in 1995. The major component of the 1996 expenditures was the purchase and installation of a new manufacturing software package. Major components of the expenditures made in the corresponding quarter in 1995 included facility improvements and new equipment required for the relocation of the Federal Laboratories operation from Pennsylvania to Vermont.

The Company has a line of credit with a maximum draw of $1,000,000 with Vermont National Bank. The availability of funds which can be borrowed is calculated using accounts receivable and inventories as a loan availability base. As of March 31, 1996 no amounts were outstanding on this line. The line expired on April 30, 1996. The Company is in negotiations for a new line of credit. The Company expects the line of credit will be renewed under substantially similar terms.

The Company expects the remaining estimated fiscal year 1996 capital expenditures to approximate $300,000, which will include air filtration equipment, an indoor testing facility and leasehold improvements. These expenditures are expected to be financed with cash from operations and the line of credit once renewed.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of recent reports of incidents in which, for example, defense spray products have been mischievously or improperly used, in some case by minors, have not been instantly effective or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims; or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits                (11) Schedule of Computation of Per
                                     Share Earnings

    (b) Reports on Form 8-K          Report on Form 8-K filed
                                     January 29, 1996 relating to the
                                     Change in Control

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MACE SECURITY INTERNATIONAL, INC.




Date:  May 9, 1996                   /s/ Robert D. Norman
                                     ----------------------------------
                                     Robert D. Norman, President




Date:  May 9, 1996                   /s/ Brian L. Kelley
                                     -----------------------------------
                                     Brian L. Kelley, Treasurer
                                     Principal Financial Officer

                     MACE SECURITY INTERNATIONAL, INC.
                                Exhibit 11
               Schedule of Computation of Primary Net Income
                                Per Share





                                       For the three months ended March 31,
                                              1996          1995
                                              ----          ----

Common stock outstanding at
end of period                              6,805,000      6,805,000
                                           ---------      ---------
                                           ---------      ---------

Net income                                 $  88,694      $  19,838
                                           ---------      ---------
                                           ---------      ---------
Net income per share                       $    0.01      $    0.00
                                           ---------      ---------
                                           ---------      ---------