Form 10QSB/A
period 1996-03-31
MACE SECURITY INTERNATIONAL INC
filed 1996-07-03
CIK 912607

                                FORM 10-QSB/A

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

This Report on Form 10-QSB/A amends the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1996. The purpose of this filing is to include Exhibit 27, Financial Data Schedule which was previously omitted.

The addition of this schedule is the only amendment to the information contained in the Quarterly Report on Form 10-QSB as originally filed on May 14, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits              (11) Statement re: computation of per
                                 share earnings

                                 (27) Financial Data Schedule

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


                                     MACE SECURITY INTERNATIONAL, INC.




Date:  June 28, 1996                 /s/ Richard A. Galt
                                     ----------------------------------
                                      Richard A. Galt, General Counsel
                                           Executive Vice President



Date:  June 28, 1996                 /s/ Brian L. Kelley
                                     -----------------------------------
                                        Brian L. Kelley, Treasurer
                                       Principal Financial Officer