Form 10QSB
period 1996-06-30
MACE SECURITY INTERNATIONAL INC
filed 1996-08-14
CIK 912607

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarter ended:  June 30, 1996
                                                -------------

                                          OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from ________to________

                          Commission file number:   69270-NY
                                                    --------




                          MACE SECURITY INTERNATIONAL, INC.
                          ---------------------------------
                (Exact name of registrant as specified in its charter)



               Delaware                                030311630
- ----------------------------------------    -----------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


160 Benmont Avenue, Bennington, Vermont                 05201
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code    802-447-1503
                                                      ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                          MACE SECURITY INTERNATIONAL, INC.

                                        INDEX


                                                                       Page No.
                                                                       --------


PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Statements of Income and Accumulated Deficit-
              Three Months and Six Months Ended June 30, 1996 and 1995     1

              Balance Sheets - June 30, 1996 and December 31, 1995         2

              Statements of Cash Flows - Six Months Ended
              June 30, 1996 and June 30, 1995                              3

              Notes to Financial Statements                                4

         Item 2 - Management's Discussion and Analysis of Financial        5
         Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings                                        7

         Item 6 - Exhibits and Reports on Form 8-K                         8

SIGNATURES

                            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          MACE SECURITY INTERNATIONAL, INC.

                     STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                     (UNAUDITED)

                                     -----------


     Three Months Ended June 30,                                     Six Months Ended June 30,
     ---------------------------                                     -------------------------
      1996         1995                                                  1996         1995
      ----         ----                                                  ----         ----

   $ 2,709,142     $3,133,127      Net Sales                        $ 5,712,227     $7,023,237
     1,671,021      1,781,074      Cost of Sales                      3,293,754      4,026,749
    -----------     ----------                                       -----------     ----------
     1,038,121      1,352,053          Gross Profit                   2,418,473      2,996,488

                                   Operating expenses:
       596,353        718,517        General and Administrative       1,236,151      1,543,402
       417,874        662,283        Selling                          1,054,580      1,455,862
    -----------     ----------                                       -----------     ----------

        23,894        (28,747)     Operating income (loss)              127,742         (2,776)

                                   Other expense (income):
       (10,431)        (9,324)       Interest income                    (13,617)       (17,565)
        22,626         16,379        Interest expense                    46,517         33,695
       (11,717)       (18,376)       Other income                       (28,230)       (34,545)
    -----------     ----------                                       -----------     ----------
           478        (11,321)                                            4,670        (18,415)


        23,416        (17,426)     Income (loss) before income          123,072         15,639
                                     tax expense

         2,576         (6,919)     Income tax expense (benefit)          13,538          6,308
    -----------     ----------                                       -----------     ----------

        20,840        (10,507)          Net income (loss)               109,534          9,331

                                   Accumulated (deficit),
    (1,201,859)    $ (686,362)       beginning of period            $(1,290,553)    $ (706,200)
    -----------     ----------                                       -----------     ----------

                                   Accumulated (deficit),
   $(1,181,019)    $ (696,869)       end of period                  $(1,181,019)    $ (696,869)
    -----------     ----------                                       -----------     ----------
    -----------     ----------                                       -----------     ----------

                                   Income per share
   $      0.00     $     0.00         of common stock               $      0.02     $     0.00
    -----------     ----------                                       -----------     ----------
    -----------     ----------                                       -----------     ----------

                                   Weighted average number
                                     of common shares
     6,824,560      6,805,000        outstanding                      6,814,780      6,805,000
    -----------     ----------                                       -----------     ----------
    -----------     ----------                                       -----------     ----------



                     The accompanying notes are an integral part
                             of the financial statements.
                                          1

                          MACE SECURITY INTERNATIONAL, INC.

                                    BALANCE SHEETS


                                                            June 30,        December 31,
                                                              1996             1995
                                                           (unaudited)
                                                           -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .    $   373,744      $   505,638
  Accounts receivable, less allowance for
    doubtful accounts
    ($46,664, 1996; $48,600, 1995) . . . . . . . . . .      1,527,722        1,089,982
  Inventories:
    Finished goods . . . . . . . . . . . . . . . . . .      1,452,614        1,926,932
    Work in process. . . . . . . . . . . . . . . . . .      1,440,424        1,574,505
    Raw material and supplies. . . . . . . . . . . . .      2,599,790        2,427,311
  Prepaid expenses . . . . . . . . . . . . . . . . . .        294,876          416,005
                                                          -----------      -----------
    Total current assets . . . . . . . . . . . . . . .      7,689,170        7,940,373
Property and equipment, net. . . . . . . . . . . . . .      2,991,558        3,079,446
Intangibles, net . . . . . . . . . . . . . . . . . . .      2,915,542        3,041,440
Other assets . . . . . . . . . . . . . . . . . . . . .        127,972          132,500
                                                          -----------      -----------

    Total Assets                                          $13,724,242       $14,193,759
                                                          -----------       -----------
                                                          -----------       -----------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . .    $    38,610       $  127,797
  Current maturities of long-term debt . . . . . . . .        681,602          542,248
  Accounts payable . . . . . . . . . . . . . . . . . .        368,397          618,653
  Accrued liabilities. . . . . . . . . . . . . . . . .        463,847          534,916
                                                          -----------      -----------
    Total current liabilities. . . . . . . . . . . . .      1,552,456        1,823,614

Long-term debt . . . . . . . . . . . . . . . . . . . .        231,484          567,177
                                                          -----------      -----------
    Total liabilities. . . . . . . . . . . . . . . . .      1,783,940        2,390,791
                                                          -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    6,825,000 in 1996 and 6,805,000 in 1995. . . . . .         68,250           68,050
  Additional paid in capital.  . . . . . . . . . . . .     13,053,071       13,025,471
  Retained deficit.  . . . . . . . . . . . . . . . . .     (1,181,019)      (1,290,553)
                                                          -----------      -----------
      Total stockholders' equity . . . . . . . . . . .     11,940,302       11,802,968
                                                          -----------      -----------

      Total Liabilities and Stockholders' equity          $13,724,242      $14,193,759
                                                          -----------      -----------
                                                          -----------      -----------





                     The accompanying notes are an integral part
                             of the financial statements.
                                          2

                          MACE SECURITY INTERNATIONAL, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                             INCREASE (DECREASE) IN CASH


                                                                   Six Months Ended June 30,
                                                                ------------------------------
                                                                    1996             1995
                                                                    ----             ----
Operating activities:
  Net income                                                    $  109,534     $    9,331
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                   223,365        210,787
    Amortization                                                   132,617        132,573
    Allowance for bad debt                                          (1,936)         ---
    Loss on sale of assets                                           2,571          ---
  Changes in operating assets and liabilities:
    Accounts receivable                                           (435,804)       (16,341)
    Other receivable - related party                                 ---           32,978
    Inventories                                                    435,920       (407,728)
    Prepaid expenses                                               148,929       (170,997)
    Accounts payable                                              (250,256)         8,718
    Accrued liabilities                                            (71,069)      (228,336)
    Corporate income tax payable                                     ---           (5,699)
    Other assets                                                    (2,192)       (80,680)
                                                                 ----------     ----------
       Net cash provided by (used in) operating activities         291,679       (515,394)
                                                                 ----------     ----------

Investing activities:
  Purchase of property and equipment                              (149,597)      (490,933)
  Proceeds from sale of property and equipment                      11,550          ---
                                                                 ----------     ----------
        Net cash used in investing activities                     (138,047)      (490,933)
                                                                 ----------     ----------

Financing activities:
  Payment of principal of long-term debt                          (196,339)      (148,577)
  Proceeds from issuance of note payable                             ---          339,656
  Payment of notes payable                                         (89,187)         ---
                                                                 ----------     ----------
        Net cash (used in) provided by financing activities       (285,526)       104,473
                                                                 ----------     ----------

Net decrease in cash                                              (131,894)      (901,854)

Cash:
  Beginning of period                                              505,638        984,877
                                                                 ----------     ----------
  End of period                                                 $  373,744     $   83,023
                                                                 ----------     ----------
                                                                 ----------     ----------





                     The accompanying notes are an integral part
                             of the financial statements.
                                          3

                          MACE SECURITY INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                       ________


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

3.  STOCKHOLDER'S EQUITY

    On April 3, 1996 the Company issued 20,000 shares of Common Stock to Robert
    D. Norman, President and CEO, in accordance with an employment agreement dated January 16, 1996 as disclosed on the Company's 1995 Form 10-KSB. The shares were valued at $1.39 per share and the cost is being amortized over a two year period. This non-cash transaction has been excluded from proceeds from issuance of common stock as well as changes in prepaid expenses on the Statement of Cash Flows for the six months ended June 30, 1996.

4.  INCOME TAXES

    The Company's effective tax rate for the year ended December 31, 1995 was (5%) as compared to the 11% for the three and six months ended June 30, 1996 which approximates the anticipated effective tax rate for the full fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three and six month periods ended June 30, 1996 decreased 13.5% and 18.7% respectively in comparison to the same periods in 1995. These decreases are principally due to lower sales in the Federal Laboratories division. In the three and six month periods ended June 30, 1996, the Federal Laboratories-Registered Trademark- product line generated net sales of $1,131,525 and $2,121,005 as compared to $1,547,717 and $3,804,989 during the like periods in 1995. Management believes that this fluctuation is consistent with the nature of the Federal Laboratories-Registered Trademark- division, which sells its products primarily to law enforcement and military agencies through lengthy bidding processes. Agencies generally place orders which are expected to cover their crowd control requirements for several years. Consequently, sales orders in this division range from several thousand dollars to close to one million dollars, thus yielding significant quarterly fluctuations.

For the three month period ended June 30, 1996, the Consumer division realized net sales of $1,068,155 a decline of 7% or $80,171 compared to the same period in 1995. For the six months ended June 30, 1996, Consumer division sales were $2,646,947 an increase of $282,423 compared to the same period in 1995. Historically, the Company experiences lower sales in the second quarter. Management believes that retailers do not place large orders in the second quarter because sales to consumers are not anticipated to be as strong during months of longer daylight hours.

Gross profit was 38.3% and 42.3% of net sales respectively for the three and six month periods ended June 30, 1996 as compared to 43.2% and 42.7% for the identical periods in 1995. The principal reason for the decrease in gross profit margin in the second quarter of 1996 as compared to the like period in 1995 is due to the sales mix within the Consumer product line. The sales mix shifted by 10% from higher margin Consumer defense sprays to lower margin non-aerosol Consumer products.

Operating expenses for the three and six month periods ended June 30, 1996 were 37.4% and 40.1% of net sales as compared to 44.1% and 42.7% for the corresponding periods in 1995.

General and administrative expenses for the three month period ended June 30, 1996 were $596,353 representing 22% of net sales as compared to $718,517 representing 22.9% of net sales in the same quarter in 1995. General and administrative expenses for the six month period ended June 30, 1996 were $1,236,151 representing 21.6% of net sales compared to $1,543,402 representing 22% for the corresponding period in 1995. These decreases are the result of the aggressive cost cutting program initiated in January 1996.

Selling expenses for the three and six month periods ended June 30, 1996 were 15.4% and 18.5% of net sales as compared to 21.1% and 20.7% for the same periods in 1995. The decline in second quarter 1996 selling expenses as compared to 1995, is primarily due to management's cost reduction measures including a more focused advertising program which resulted in decreased personnel and related costs and advertising expenses. These expenses were further reduced by commissions as a result of lower sales.

Other expense (income), net for the three and six month periods ended June 30, 1996, were $478 and $4,670 as compared to ($11,321) and ($18,415) for the identical periods in 1995. The primary reason for this increase in expense is the additional interest expense associated with the term loan signed by the Company on December 22, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit with Vermont National Bank terminated on April 30, 1996. Application for a line of credit has been made with another financial institution. Subject to a field examination, such institution has proposed to provide a Revolving Line of Credit in addition to a Term Loan to be collateralized by an interest in all assets of the Company, with a maximum credit available based upon a percentage of accounts receivable, inventory and fixed assets, excluding leasehold improvements.

Inventories decreased $435,920 during the six months ended June 30, 1996. This reduction reflects the sale of Federal Laboratories-Registered Trademark-finished goods produced in 1995 to fill orders placed in late 1995 and shipped in 1996.

The Company anticipates consolidating its administrative offices to one wing of its headquarters and sub-leasing the unused space. The Company anticipates incurring capital expenses of approximately $60,000 during the remainder of 1996 to complete its office consolidation.

The Company anticipates additional capital expenditures for 1996 to approximate $286,000 to finance the construction of an indoor testing facility, updating the sprinkler system and improvements to the aerosol filling facility. These capital expenditures are expected to be financed with cash from operations and advances from the line of credit currently being negotiated.

For the six months ended June 30, 1996 capital expenditures were $149,597 compared to $490,933 for the first six months of 1995. The major components of the 1996 expenditures to date were for the purchase and installation of an air filtration system in its manufacturing facility and for leasehold improvements necessary for the planned sub-lease of a portion of its office space.

Long-term debt decreased by $196,339 during the six month period ended June 30, 1996 as scheduled payments were made on notes relating to the purchase of certain assets and liabilities constituting the Company's Federal Laboratories division and the term loan with Vermont National Bank.

Accounts receivable increased $435,804 for the six months ended June 30, 1996 principally due to higher sales for the quarter ended June 30, 1996 of $2,709,142 as compared to sales of $2,220,464 for the fourth quarter of 1995.

At June 30, 1996 accounts payable has declined $250,256 from $618,653 primarily due to management's successful efforts to reduce operating expenses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of recent of incidents in which, for example, defense spray products have been mischievously or improperly used, in some cases by minors, have not been instantly effective or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims; or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

Other than the foregoing, the Company is not aware of any new claim filed or threatened against it during the quarter ended June 30, 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits                               (11) Schedule of Computation of
                                               Per Share Earnings

                                               (27) Financial Data Schedule

    (b) Reports on Form 8-K                    None

                                      SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MACE SECURITY INTERNATIONAL, INC.




Date:  August 12, 1996                 /s/ Richard A. Galt
                                       ----------------------------------
                                       Richard A. Galt
                                       Executive Vice President




Date:  August 12, 1996                 /s/ Brian L. Kelley
                                       -----------------------------------
                                       Brian L. Kelley, Treasurer
                                       Principal Financial Officer