Form 10QSB
period 1996-09-30
MACE SECURITY INTERNATIONAL INC
filed 1996-11-14
CIK 912607

                             FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549




(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended: September 30, 1996
                                       ------------------

                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                Commission file number:   69270-NY



                    MACE SECURITY INTERNATIONAL, INC.
                    ---------------------------------
            (Exact name of registrant as specified in its charter)



                  Delaware                           030311630
                  --------                           ---------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


160 Benmont Avenue, Bennington, Vermont                 05201
---------------------------------------                 -----
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code    802-447-1503
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

                      MACE SECURITY INTERNATIONAL, INC.

                                    INDEX



                                                                  Page No.
                                                                  --------


PART I     FINANCIAL INFORMATION

           Item 1 - Financial Statements

                Statements of Operations and Accumulated Deficit-
                Three Months and Nine Months Ended
                September 30, 1996 and 1995                             1

                Balance Sheets - September 30, 1996 and
                December 31, 1995                                       2

                Statements of Cash Flows - Nine Months Ended
                September 30, 1996 and September 30, 1995               3

                Notes to Financial Statements                           4

           Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       5



PART II    OTHER INFORMATION

           Item 1 - Legal Proceedings                                   8

           Item 6 - Exhibits and Reports on Form 8-K                    9

SIGNATURES

                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     MACE SECURITY INTERNATIONAL, INC.

             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                (UNAUDITED)


Three Months Ended September 30,                            Nine Months Ended September 30,
--------------------------------                            -------------------------------
   1996            1995                                            1996          1995
   ----            ----                                            ----          ----

  $ 1,702,058   $3,506,156         Net Sales                  $  7,414,285  $10,529,393
      907,436    2,189,452         Cost of Sales                 4,201,190    6,216,201
  -----------   ----------                                     -----------  -----------
      794,622    1,316,704         Gross Profit                  3,213,095    4,313,192

                                   Operating expenses:
      658,882      689,295         General and Administrative    1,895,033    2,232,697
      425,905      684,997         Selling                       1,480,485    2,140,859
  -----------   ----------                                     -----------  -----------

     (290,165)     (57,588)        Operating (loss)               (162,423)     (60,364)

                                   Other (income) expense:
       (4,413)      (3,616)        Interest income                 (18,030)     (21,181)
       21,455       29,200         Interest expense                 67,972       62,895
      (29,109)    (112,492)        Other income                    (57,339)    (147,037)
  -----------   ----------                                     -----------  -----------
      (12,067)     (86,908)                                         (7,397)    (105,323)

     (278,098)      29,320         (Loss) Income before income    (155,026)      44,959
                                      tax expense

      (25,551)      14,910         Income tax (benefit) expense    (12,013)      21,218
   -----------   ----------                                     -----------  ----------
     (252,547)      14,410         Net (loss) income              (143,013)      23,741

                                   Accumulated (deficit),
   (1,181,019)  $ (696,869)         beginning of period        $(1,290,553)  $ (706,200)
   -----------   ----------                                     -----------  ----------
                                   Accumulated (deficit),
  $(1,433,566)  $ (682,459)         end of period              $(1,433,566)  $ (682,459)
   -----------   ----------                                     -----------  ----------
   -----------   ----------                                     -----------  ----------

                                   (Loss) Income per share
  $     (0.04)  $     0.00           of common stock           $     (0.02) $      0.00
   -----------   ----------                                     -----------  -----------
   -----------   ----------                                     -----------  -----------
                                   Weighted average number
                                      of common shares
    6,825,000    6,805,000           outstanding                 6,818,212    6,805,000
   -----------   ----------                                     -----------  -----------
   -----------   ----------                                     -----------  -----------


              The accompanying notes are an integral part
                     of the financial statements.

                     MACE SECURITY INTERNATIONAL, INC.
                               BALANCE SHEETS
                                 (UNAUDITED)

                                                      September 30,          December 31,
                                                          1996                   1995
                                                     -------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .   $   244,079           $   505,638
  Accounts receivable, less allowance for
    doubtful accounts
    ($57,200, 1996; $48,600, 1995). . . . . . . . .     1,116,025             1,089,982
  Inventories:
    Finished goods. . . . . . . . . . . . . . . . .     1,978,599             1,926,932
    Work in process . . . . . . . . . . . . . . . .     1,375,909             1,574,505
  Raw material and supplies . . . . . . . . . . . .     2,775,371             2,427,311
  Prepaid expenses. . . . . . . . . . . . . . . . .       217,941               416,005
                                                      -----------           -----------
      Total current assets. . . . . . . . . . . . .     7,707,924             7,940,373
  Property and equipment, net . . . . . . . . . . .     2,978,285             3,079,446
  Intangibles, net  . . . . . . . . . . . . . . . .     2,852,594             3,041,440
  Other assets  . . . . . . . . . . . . . . . . . .       131,352               132,500
                                                      -----------           -----------
      Total Assets                                    $13,670,155           $14,193,759
                                                      -----------           -----------
                                                      -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . .   $     7,877           $   127,797
  Current maturities of long-term debt. . . . . . .       458,914               542,248
  Accounts payable. . . . . . . . . . . . . . . . .       779,415               618,653
  Accrued liabilities . . . . . . . . . . . . . . .       390,979               534,916
                                                      -----------           -----------
      Total current liabilities . . . . . . . . . .     1,637,185             1,823,614

Long-term debt. . . . . . . . . . . . . . . . . . .       345,215               567,177
                                                      -----------           -----------
      Total liabilities . . . . . . . . . . . . . .     1,982,400             2,390,791
                                                      -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    6,825,000 in 1996 and 6,805,000 in 1995 . . .         68,250                 68,050
  Additional paid in capital. . . . . . . . . . .     13,053,071             13,025,471
  Retained deficit. . . . . . . . . . . . . . . .     (1,433,566)            (1,290,553)
                                                      -----------           -----------
      Total stockholders' equity. . . . . . . . .     11,687,755             11,802,968
                                                      -----------           -----------
      Total Liabilities and Stockholders' equity     $13,670,155            $14,193,759
                                                      -----------           -----------
                                                      -----------           -----------

                       The accompanying notes are an integral part
                              of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                          INCREASE (DECREASE) IN CASH



                                          Nine Months Ended September 30,
                                          -------------------------------
                                               1996           1995
                                               ----           ----

Operating activities:
 Net (loss) income                        $  (143,013)   $    23,741
 Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
   Depreciation                               333,224        316,711
   Amortization                               208,772        198,882
   Allowance for bad debts                      8,600          2,602
   Gain on sale of assets                     (10,249)            --
 Changes in operating assets and
   liabilities:
   Accounts receivable                        (34,643)       (53,476)
 Other receivable - related party                  --         32,978
 Inventories                                 (201,131)      (654,654)
 Prepaid expenses                             216,018       (126,781)
 Accounts payable                             160,762       (122,965)
 Accrued liabilities                         (143,937)      (105,181)
 Corporate income tax payable                      --         (5,699)
 Other assets                                  (8,932)       (78,445)
                                             --------      ---------
   Net cash provided by (used in)
     operating activities                     385,471       (572,287)
                                             --------      ---------
Investing activities:
  Purchase of property and equipment         (251,664)      (639,834)
  Proceeds from sale of property
   and equipment                               29,850             --
                                             --------      ---------
    Net cash used in investing activities     221,814       (639,834)
                                             --------      ---------

Financing activities:
  Payment of principal of long-term debt     (305,296)      (204,685)
  Proceeds from issuance of note payable        --          (149,068)
  Payment of notes payable                   (119,920)       869,816
                                             --------      ---------
    Net cash (used in) provided by
      financing activities                   (425,216)       516,063
                                             --------      ---------
Net decrease in cash                         (261,559)      (696,058)

Cash:
  Beginning of period                         505,638        984,877
                                             --------      ---------
  End of period                           $   244,079     $  288,819
                                             --------      ---------
                                             --------      ---------


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


3. STOCKHOLDER'S EQUITY

   On April 3, 1996 the Company issued 20,000 shares of Common Stock to Robert
   D. Norman, President and CEO, in accordance with the employment agreement dated January 16, 1996 as disclosed on the Company's 1995 Form 10-KSB. The shares were valued at $1.39 per share and the cost is being amortized over a two year period. This non-cash transaction has been excluded from proceeds from issuance of common stock as well as changes in prepaid expenses on the Statement of Cash Flows for the nine months ended
   September 30, 1996.

4. INCOME TAXES

   The Company's effective tax rate for the year ended December 31, 1995 was (5%) as compared to (7.7%) for the nine months ended September 30, 1996. This approximates an anticipated effective tax rate for the full fiscal year 1996.

5. SUBSEQUENT EVENTS

   On October 31, 1996 the Company entered into a credit agreement with Key Bank of New York which provides for a maximum of $2,000,000 of credit. Availability under the entire credit agreement is subject to a borrowing base formula of 80% of eligible accounts receivable and 25% of eligible inventory. The inventory component of the borrowing base cannot exceed $500,000. This credit agreement is separated into two "Facilities". Facility #1 provides for a working capital line of credit up to $1,250,000. The availability of funds under this Facility is reduced dollar for dollar by any amounts under Letters of Credit issued by the Bank on behalf of the Company. The Bank will not issue Letters of Credit on behalf of the Company in excess of an aggregate of $250,000. This Facility matures October 1, 1998 and calls for interest to be paid monthly at Key Bank of New York's "base rate" plus 1% (9.25% as of October 31, 1996.) No amounts were outstanding on this Facility at November 12, 1996. Facility #2 provides for a $750,000 term loan maturing October 1, 2000 calling for monthly principal payments of $15,625 plus accrued interest at the Bank's "base rate" plus 1.25% (9.5% on October 31, 1996.) The Company drew fully on the term loan and used the proceeds to pay off the term loan at Vermont National Bank which totaled $399,526, including accrued interest, and used the remaining $350,474 for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three and nine month periods ended September 30, 1996 decreased 51.5% and 29.6% respectively in comparison to the same periods in 1995. These decreases are principally due to lower sales by the Federal Laboratories division. In the three and nine month periods ended September 30, 1996, the Federal Laboratories-Registered Trademark- product line generated net sales of $507,046 and $2,628,051 as compared to $1,813,201 and $5,618,190 during the coinciding periods in 1995. Management believes that this fluctuation is consistent with the nature of sales of the Federal Laboratories-Registered Trademark- division, which sells its products primarily to law enforcement and military agencies. Agencies generally place orders which are expected to cover their crowd control requirements for several years. Consequently, individual sales orders in this division range from several thousand dollars to close to one million dollars, thus yielding significant quarterly fluctuations.

For the three and nine month periods ended September 30, 1996, the consumer division realized a decline in net sales of 33.5% or $408,293 and 3.5% or $125,870, respectively, from the corresponding periods in 1995. Management believes that the consumer division sales decline in the third quarter, as compared to the like period in 1995, reflects an industry wide trend in sales to the consumer market.

Gross profit was 46.7% and 43.3% of net sales, respectively, for the three and nine month periods ended September 30, 1996 as compared to 37.6% and 41.0% for the identical periods in 1995. The principal reason for the increase in gross profit margin in the third quarter of 1996 as compared to the third quarter in 1995 is due to the mix of products sold by the Company. Higher margin consumer division sales represented 47.6% of the Company's net sales for the three months ended September 30, 1996 as compared to 34.7% for the like 1995 period. Sales by the lower margin Federal Laboratories division represented 29.8% of the Company's net sales for the third quarter of 1996 as compared to 51.7% for the third quarter of 1995.

Operating expenses for the three and nine month periods ended September 30, 1996 were 63.7% and 45.5% of net sales as compared to 39.2% and 41.5% for the corresponding periods in 1995.

General and administrative expenses for the three month period ended September 30, 1996 were $658,882, representing 38.7% of net sales, as compared to $689,295, representing 19.7% of net sales, in the same quarter in 1995. General and administrative expenses for the nine month period ended September 30, 1996 were $1,895,033, representing 25.6% of net sales, compared to $2,232,697, representing 21.2% for the corresponding period in 1995.
These dollar decreases are the result of the aggressive cost cutting program initiated in January 1996. The Company's general and administrative expenses are mainly fixed costs. Because of the decrease in sales for the three and nine month periods ended September 30, 1996, these expenses, as a percentage of sales, have increased.

Selling expenses for the three month period ended September 30, 1996 were $425,905, representing 25% of net sales, as compared to $684,997, representing 19.5% of net sales, in the same quarter in 1995. The dollar decline in selling expenses for the three and nine month periods ended September 30, 1996, as compared to the like period in 1995, is primarily due to decreased sales personnel and related costs as well as a decrease in advertising expenses resulting from a more focused marketing program. Expenses were further reduced by less commissions paid as a result of lower sales.

Other expense (income), net for the three and nine month periods ended September 30, 1996, was ($12,067) and ($7,397) as compared to ($86,908) and
($105,323) for the identical periods in 1995. The primary reason for the difference is the $97,511 the Company recorded as other income in the third quarter in 1995 as a result of the arbitration claim settlement made with TransTechnology Corporation.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1996 the Company entered into a credit agreement with Key Bank of New York which provides for a maximum of $2,000,000 of credit. Availability under the entire credit agreement is subject to a borrowing base formula of 80% of eligible accounts receivable and 25% of eligible inventory.
 The inventory component of the borrowing base cannot exceed $500,000. This credit agreement is separated into two "Facilities". Facility #1 provides for a working capital line of credit up to $1,250,000. The availability of funds under this Facility is reduced dollar for dollar by any amounts under Letters of Credit issued by the Bank on behalf of the Company. The Bank will not issue Letters of Credit on behalf of the Company in excess of an aggregate of $250,000. This Facility matures October 1, 1998 and calls for interest to be paid monthly at Key Bank of New York's "base rate" plus 1% (9.25% as of October 31, 1996.) No amounts were outstanding on this Facility at November 12, 1996. Facility #2 provides for a $750,000 term loan maturing October 1, 2000 calling for monthly principal payments of $15,625 plus accrued interest at the Bank's "base rate" plus 1.25% (9.5% on October 31, 1996.) The Company drew fully on the term loan and used the proceeds to pay off the term loan at Vermont National Bank which totaled $399,526, including accrued interest, and used the remaining $350,474 for working capital.

The entire credit agreement is collateralized by all presently owned and after acquired machinery, equipment, fixtures, furniture, inventory, accounts receivable, chattel paper, contract rights, documents, instruments, bills of lading and intangibles of the Company.

Principal covenants under the Credit Agreement include (i) the maintenance of certain levels of net worth, and compliance with certain current, leverage and interest expense ratios; (ii) a limitation on capital expenditures; and
(iii) a prohibition on the purchase of other businesses and mergers or consolidations with other businesses except upon the consent of the Bank.

Inventories increased $201,131 during the nine months ended September 30, 1996. This increase is primarily due to the increase in raw materials purchases for Federal Laboratories division orders scheduled for production and delivery in the fourth quarter. Open orders for the Federal Laboratories Division totaled $1,589,091 as of September 30, 1996, $818,020 as of June 30, 1996, and $1,148,040 as of December 31, 1995. Open orders are orders that have not yet been manufactured, and are tentatively scheduled for production and delivery.

The Company has consolidated its administrative offices to the center wing of its headquarters and will be subleasing its unused office space, effective December 1, 1996, for five years. The arrangement calls for annual rent payments of $25,200 in the first year increasing to $42,000 in the third through fifth years.

For the nine months ended September 30, 1996 capital expenditures were $251,664 compared to $639,834 for the first nine months of 1995. The major components of the 1996 expenditures to date were for the purchase and installation of an air filtration system in its manufacturing facility, construction of leasehold improvements necessary for the sub-lease of a portion of its office space, update of the sprinkler system and the planning and construction of a fully operational, indoor testing facility for pyrotechnics.

The Company anticipates additional capital expenditures for 1996 to approximate $40,000, to be principally comprised of leasehold improvements needed for the Federal Laboratories manufacturing facility. The capital expenditures are not currently expected to be made unless sufficient cash is available from operations to pay for the improvements.

Long-term debt decreased by $305,296 during the nine month period ended September 30, 1996 as scheduled payments were made on notes relating to the purchase of certain assets and the assumption of certain liabilities of the Federal Laboratories division and the term loan with Vermont National Bank.

At September 30, 1996 accounts payable has increased $160,762 to $779,415. This increase is the result of a build up in raw materials inventory for the Federal Laboratories division in order to manufacture and ship finished goods on order for delivery in the fourth quarter.

On November 1, 1996 pepper sprays were legalized in New York State with certain restrictions pertaining to product size, potency, and sales outlets. Currently, licensed pharmacies and firearms dealers are authorized to sell pepper sprays. Management does not expect a significant sales increase in the near term as a result of the newly enacted legislation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of recent incidents in which, for example, defense spray products have been mischievously or improperly used, in some cases by minors, have not been instantly effective or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims; or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on August 23, 1996. Of the 6,825,000 shares of Common Stock entitled to vote at the meeting, 6,580,263 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 96.4% of the Company's outstanding shares of Common Stock.

At the meeting, the Company's stockholders approved: (i) the election of Jon
E. Goodrich, Robert P. Gould, Robert D. Norman, Ralph A. Foote, Esq., John E. Logan, Stuart DuBoff, M.D., Robert Rosberg, James E. West and Ronnie Mitchell, Esq. to the Company's Board of Directors ("Proposal 1"); and (ii) the appointment of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 ("Proposal 2"). Proposals 1 and 2 were approved by the Company's shareholders as follows:

PROPOSAL 1:               VOTES FOR         VOTES AGAINST     VOTES ABSTAINING

Jon E. Goodrich           6,369,908         13,850            196,505
Robert P. Gould           6,512,758         13,850             53,655
Robert D. Norman          6,536,501         13,850             29,912
Ralph A. Foote, Esq.      6,535,501         13,850             30,912
John E. Logan             6,348,913         13,850            217,500
Robert Rosberg            6,531,301         13,850             35,112
Stuart DuBoff, M.D.       6,522,201         13,850             44,212
James E. West             6,528,151         13,850             38,262
Ronnie Mitchell, Esq.     6,530,801         13,850             35,612


PROPOSAL 2:               6,535,315         36,216              8,732


ITEM 5 - OTHER INFORMATION

EMPLOYMENT/CONSULTING CONTRACTS

Richard A. Galt, Executive Vice President and General Counsel, entered into a two year employment agreement with the Company dated as of August 22, 1996. The agreement provides Mr. Galt with an annual salary of $78,000 and an annual bonus equal to $1,000 for every $100,000 of net income for each fiscal quarter. The agreement prohibits him from competing with the Company while employed by the Company. Should Mr. Galt's employment be terminated without cause, he shall be entitled to a lump sum payment equal to the balance of his contract. As part of the agreement, Mr. Galt was also issued an option to purchase 40,000 shares of the Company's Common Stock at an exercise price of $1.50, which was above market price at the time of issuance. The option expires fifteen years from the time of issuance.

POTENTIAL CHANGE IN CONTROL

The Company is aware of a press release issued by Jon E.Goodrich, the Chairman of the Board and a holder of approximately 29% of the Company's outstanding stock, and Robert P. Gould, a director and holder of approximately 27% of the outstanding stock, that they were each seeking offers for the purchase of their shares in the Company. According to the press release, Messrs. Goodrich and Gould have engaged in negotiations with the same party, and it is likely that they will do so in the future. Neither Mr. Gould nor Mr. Goodrich has informed the Company that they are negotiating as a group or that the sale of their respective shares is contingent on sale by the other. It is possible that one of them may sell his stock and the other will not. No assurance can be made that either party will sell all or any portion of his stock. A sale by both parties, however, will result in a change in control of the Company. Further, a sale by only one party may result in a change in control of the Company.

SHARE PURCHASES BY AN AFFILIATE

Jon E. Goodrich, Chairman of the Board and shareholder, has recently made the Company aware of his purchase in August of 1994 of 5,000 shares of the Company's Common Stock and of his purchases in May and June of 1995 of a total of 20,000 shares of the Company's Common Stock. Mr. Goodrich failed to file Forms 5 relating to the purchases and has been reminded of his filing requirements. As a result of the foregoing, the Company has inaccurately reported Mr. Goodrich's security ownership. However, the Company does not believe that this inaccuracy is material.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits                           (10.47) Employment Agreement
                                       between the Company and Richard A.
                                       Galt dated as of August 22, 1996

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

          MACE SECURITY INTERNATIONAL, INC.




Date: November 12, 1996   /s/ Robert D. Norman
                          --------------------
                          Robert D. Norman
                          President/CEO


Date: November 12, 1996   /s/ Brian L. Kelley
                          ---------------------
                          Brian L. Kelley, Treasurer
                          Principal Financial Officer