Form 10KSB
period 1996-12-31
MACE SECURITY INTERNATIONAL INC
filed 1997-04-15
CIK 912607

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ______________

                         Commission File Number 69270-NY

                        MACE SECURITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               03-0311630
      ------------------                                      ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

160 Benmont Avenue, Bennington, Vermont            05201
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:               (802) 447-1503
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's net sales for 1996 were $10,824,203.

As of March 31, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $1.125 on that date, was $3,295,037.

As of March 31, 1997 the registrant had issued and outstanding 6,825,000 shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

      The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar support. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

GENERAL

      Mace Security International, Inc. (the "Company") is a well known producer of less-lethal defense sprays for the Consumer and Law Enforcement Markets and a marketer of consumer safety and security products. The Company also supplies chemical munitions and accessories to law enforcement, correctional and military agencies throughout the world (the "Law Enforcement Market") and conducts training for all types of professionals responsible for the management and control of violent behavior in individuals. These programs encompass basic and specialized use of force and weapons training, including chemical munitions and aerosols.

      The Company's goal is to maximize profitability by: generating planned growth in the Consumer and Law Enforcement Markets through product diversification, planning for and meeting the challenges of the ever changing and competitive business climate, and striving to enlarge market share and expand distribution channels within each product category.

      The Company believes it is one of the leading manufacturers and distributors of safety and security items to civilian consumers (the "Consumer Market") and chemical munitions and accessories to the Law Enforcement Market.

      The Company was incorporated in Vermont in December of 1987 under the name Mark Sport, Inc. after two of its principal stockholders obtained an exclusive license to produce and market defense sprays to the Consumer Market under the Mace(R) trademark within the continental United States, and a non-exclusive license to market defense sprays outside of the continental United States. In 1992, this license was renegotiated to include a purchase option.

      The Company changed its name to Mace Security International, Inc. in September 1993. In November 1993, prior to its initial public offering, it merged into a new company incorporated in the state of Delaware.

      The Company exercised its option to purchase the Mace(R) trademark and, in December 1993, the Company paid in full all amounts due under its promissory note for the purchase of all rights, title and interest to the Mace(R) brand and related trademarks.

      In March 1994, the Company acquired certain assets and liabilities of the Federal Laboratories division of TransTechnology Corporation. The Company's Federal Laboratories division offers a full line of chemical munitions and accessories designed for outdoor crowd dispersement and confined area use as well as for riot and barricade situations.

PRODUCTS AND LINES OF MERCHANDISE

      The Company designs, markets and sells its Consumer product line for use in protection of the home and automobile, and for personal and child protection. These products include a line of personal alarms, whistles, window and door security alarms and defense sprays.

      The Company's Law Enforcement product line of chemical munitions consists of, among others, defense sprays, tear gas smoke grenades, projectiles, launchers, stun munitions and protective masks. The Company's Law Enforcement Market includes any law enforcement, correctional, or military organization that deals with violent individuals or situations.

DISTRIBUTION/MARKET SEGMENTS

      Distribution of the Company's products and services is aimed at two distinct segments/markets: Consumer and Law Enforcement.

      The Company's sales efforts are coordinated by a team of in-house sales and support personnel dealing with a network of manufacturers' representatives and buyers for a variety of distributors and retail accounts.

Consumer Market

      The Company's in-house sales and support staff work with a nationwide network of manufacturers' representative groups and sells directly to wholesale distributors. Significant retail accounts are generally handled directly by the Company as are mail order and specialty accounts.

      The Company's Consumer Market includes: mass merchants/department stores, consumer catalogues and guns/sporting goods, hardware, auto, convenience, and drug stores. Each market category is reached through in-house sales managers, and/or through manufacturers' representatives. Market categories are also reached through catalogue, magazine and trade publication advertising and promoting at industry trade shows.

Law Enforcement Market

      The Company's Law Enforcement sales are conducted mainly through manufacturers' representative groups, wholesale law enforcement distributors and directly to various governmental agencies. Additionally, sales are conducted through smaller distributors and dealers specializing in the Law Enforcement supply business. International Law Enforcement sales are primarily generated through bidding processes from a variety of law enforcement, correctional and military agencies. Law Enforcement sales continue to be "high profile" sales for the Company and act as the foundation for the level of market recognition enjoyed by the Mace(R) brand consumer products.

      The Company markets its Law Enforcement products in over 50 countries worldwide. The majority of the international sales for 1996 and 1995, which totaled approximately $3,157,000 and $4,735,000 respectively, were from the Federal Laboratories(R) product line.

      The Company continued to expand its training division course offerings with the introduction in 1996 of an advanced level of training programs. The training division acts in concert with the Law Enforcement sales group to generate familiarity with the Company's product line for the Law Enforcement Market.

COMPETITION

      The Company faces intense competition in both the Consumer and Law Enforcement Markets.

      Domestically, there continues to be a large number of companies marketing defense sprays to civilian consumers. While the Company continues to offer defense spray products that Management believes distinguish themselves through brand name recognition, superior product features and formulations and research and development, the Consumer division has experienced a sales decline for these products. The Company attributes this decline not only to the strong competition, but also to lower demand in general. In an attempt to reverse these factors, Management is restructuring its sales force to open new markets for its products and plans to introduce new products over the course of the next few years.

      The Law Enforcement Market is also highly competitive. The number of competitors remains small, but departmental bidding processes and related sales expenses continually put pressure on pricing and margins. By combining the well recognized names of Mace Security International and Federal Laboratories, Management believes it is in a strong position to compete in the worldwide Law Enforcement Market.

PRODUCTION

      The Company has expanded its production line in Bennington, Vermont since 1994 with the transfer of the Federal Laboratories production operations from Saltsburg, Pennsylvania. Substantially all of the Company's manufacturing processes are now performed at the Company's Bennington facility.

      The Company's Law Enforcement and Consumer defense spray products are manufactured on one of three aerosol filling machines. Most Consumer Market products are packaged in sealed, tamper resistant "clamshells."

      Production equipment for the Company's chemical munitions is expansive and consists of: spin welders, presses, volumetric feeders, a prime, powder and wad machine, a pneumatic black powder loader, silkscreen machines, crimpers and vacuum heat sealers, among others.

      The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged off-site with the finished goods transferred to the Vermont facility for distribution.

      The Company relies on domestic and foreign contractors to supply chemicals for its defense sprays and chemical munitions and to manufacture certain other components for its Federal Laboratories product line. There are numerous potential suppliers of the chemicals, components and parts required in the Company's production process.

      The Company has developed strong beneficial long-term relationships with many of its suppliers including the following: Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc.

      In addition, the Company purchases for resale a variety of products produced by others including gas masks, shot guns, whistles, alarms, flashers, and window locks, among others. There are numerous suppliers available for each of these items.

MAJOR CUSTOMERS

      The Company's top ten customers represented approximately 36.7% of the total net sales in 1996. No single customer accounted for over 8.5% of those sales.

TRADEMARKS/PATENTS

      The Company began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the Consumer Market in the continental United States, and a non-exclusive license for sales to the Consumer Market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. The Company exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace(R)...Just in Case(R),....Just
in Case(R), CS Mace(R) and Magnum Mace(R)). In conjunction with this purchase, the Company acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both Markets for the approximately six years remaining on the patent. The Company does not intend to market products using this patent.

      The Company acquired a patent and trademark to the Big Jammer(R) door brace, as part of its purchase of the assets of Home Protection Concepts, Inc., in July 1991.

      In 1995, the Company developed the trademark Cool-It!(TM) decontamination spray. The Company also developed internally the trademarks: Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), and Auto Alert(TM); and acquired the trademarks Screecher(R) and Pepperguard(R). The Company markets products manufactured by other companies under the foregoing trademarks.

      The Company developed the Viper(R) trademark in 1993. In August 1993, the Company acquired an exclusive worldwide license to the patent for the safety top device used on the Viper(R) brand defense spray.

      As part of the March 1994 acquisition of the assets of the Federal Laboratories division, the Company acquired the following trademarks: Federal Laboratories(R), TG Guard(TM), Guard(TM), Triple-Chaser(R), Skat Shell(R), Ferret(R), Mini-Streamer(R) and MPG(TM).

      In June 1994, as part of a license for a defense spray disarming device, the Company acquired a co-exclusive license to manufacture and sell products under U.S. Patent No. 5,310,086 until the expiration of the last patent covering the invention. The Company does not intend to market products using this patent.

      As part of the August 1994 acquisition of the assets of KinderGard Corporation, the Company acquired the trademark KinderGard(R) which is registered in the United States and Japan.

      As part of a January 1995 license agreement for a child-to-parent strap, which is part of the KinderGard(R) line, the Company acquired the following trademarks: Zip-a-Babe(R), Hand n-Hand(R) and Safe-T-Zip(R).

      The Company currently has federal trademark registration applications pending on the trademarks: PepperFoam(TM), Slam(TM), and Pest Away(TM). Applications are also pending in Mexico for Mace(R) and in Canada for Muzzle(R).

      The Company has been issued letters patent on the locking mechanism for the Mark VI defense spray unit and has an application pending for letters patent on the PepperFoam(TM) formulation.

      Except as described above, the Company holds no material patents or patent licenses, although it endeavors to maintain the confidentiality, as trade secrets, of certain formulations and processes.

      An essential part of the Company's business strategy has been to capitalize on, promote aggressively, and enhance the public's awareness and confidence in the Mace(R) trademark. The Company relies on the trademark laws to protect its proprietary rights to the Mace(R) trademark. The Company uses a newspaper clipping service to identify significant unauthorized uses of the Mace(R) trademark and provides notice to such users of the Company's willingness to take legal action for continued unauthorized use. The Company also engages in trademark advertising in several literary publications. All of the Company's distributors are authorized to use the Mace(R) trademark for advertising. The Company is not aware of any competitors repeatedly misusing the Mace(R) trademark in any material manner. There can be no assurance, however, that the efforts taken by the Company to protect its proprietary rights are or will be adequate to prevent misappropriation or that the frequent use of the Mace(R) trademark by the public as an encompassing description of defense sprays will not jeopardize its proprietary status.

REGULATORY MATTERS

      The distribution, sale, ownership and use of Consumer defense sprays are legal in all 50 states and the District of Columbia. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays, allowing for the sale of oleoresin capsicum (OC) only in licensed pharmacies and licensed gun stores. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of oleoresin capsicum (OC) pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone
(CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. The Company has been successful notwithstanding these state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the Company's financial condition.

      The Company generates hazardous waste as a by-product of manufacturing certain products of its Federal Laboratories(R) line. The Company believes that it is in compliance with all state and local statutes governing the disposal of such hazardous material through its contract with a licensed hazardous material disposal company. The disposal of hazardous waste expense is not a significant cost of manufacturing.

      The Company has constructed a self-contained testing chamber for its products which is located inside its Bennington, Vermont facility.

      In early 1997 the Company completed the installation of the air filtration and recirculation equipment in its manufacturing facility. The Company believes it is in compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

      Research and development expenses were approximately $53,000 in 1996 and $70,000 in 1995. The Company has an on-site laboratory.

      Research and development is used by the Company to maintain its reputation in the defense spray and chemical munitions industries. The Company is continually reviewing ideas and potential licensing arrangements to expand its product line in the Consumer and Law Enforcement Markets.

EMPLOYEES

      As of March 31, 1997, the Company employed 102 individuals of whom 3 were part time. The Company's employees are not subject to a collective bargaining agreement.

TERMINATED ACQUISITION PROPOSAL

      In March of 1996, the Company entered into letters of intent to acquire all of the outstanding capital stock of Gould & Goodrich Leather, Inc., Howard Uniform Company and Balco Uniform Cap Corp. The acquisition was contingent on satisfactory due diligence reviews by each party of all the other parties. The letters of intent were terminated in May of 1996 after receipt of notice by the parties that Howard Uniform Company was dissatisfied with the results of its due diligence review of Gould & Goodrich Leather, Inc.

ITEM 2. PROPERTIES

      The Company leases its headquarters in Bennington, Vermont. Substantially all of the Company's operations, including administration and sales, and virtually all of its production facilities are located at the Bennington facility. The facility consists of approximately 220,000 square feet; 60,000 square feet is referred to as the South Wing of the Holden-Leonard Mill (the "South Wing") and is leased from one landlord while the remaining 160,000 square feet is leased from another owner (made up of the "Center Wing" and "North Wing"). The Company acquired from G&G Realty Inc. a purchase option with respect to the South Wing and has entered into a real estate purchase agreement with the Vermont Economic Development Authority for the Center and North Wings.

      The term of the South Wing lease expires on January 31, 2000, and requires monthly payments of $4,800, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The purchase option may be exercised for $600,000 at the end of the lease term.

      The purchase agreement with respect to the Center and North Wings contemplates that the Company will purchase the property for $1,000,000 after certain contingencies are satisfied, including specific environmental contingencies to be met by the seller. If these contingencies are not satisfactorily met or waived, the Company has a right to lease the Center & North Wings through August 2005. The lease requires monthly payments of $4,000 together with all utilities, assessments, taxes and maintenance. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and See Note 10 to "Notes to Financial Statements").

      The Company subleases a portion of the South and North Wings of the Holden-Leonard Mill. One of the sublease agreements is with a tenant owned partially by Jon Goodrich, the Company's President. Rental income from this tenant was $24,000 in both 1995 and 1996. Total sublease rental income was $65,160 and $57,641 in 1996 and 1995, respectively.

      The Company has consolidated its administrative offices to the Center Wing, and commencing November 1, 1996, pursuant to a month to month verbal agreement, has subleased its unused office space formerly located in the South Wing. The arrangement calls for monthly rental payments of $1,800.

      The Company does not have any current plan to invest in other real estate, however, the Company may invest in various parcels of real estate from time to time without stockholder approval.

      The Company believes that all of its properties are adequately covered by insurance and believes its properties are suitable and adequate for its current and near term needs.

ITEM 3. LEGAL PROCEEDINGS

      As disclosed in the Company's 1994 Form 10-KSB, on January 25, 1994 a suit was filed by Carmeta Gentles on her own behalf and as personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a party defendant on February 8, 1995. The plaintiff seeks five million dollars in damages. The Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

      As disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, on April 19, 1995 a suit was filed by Elaine Thomlinson, et al., in Ontario Court (General Division), Ontario, Canada, claiming unspecified damages for personal injuries, pain and suffering, emotional trauma and financial loss and expense in consequence of their exposure to noxious and hazardous substances while participating in a simulated emergency exercise conducted at a local school by municipal authorities. The Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

      On August 10, 1995, a suit was filed by B.P. Apparel, Inc., Easley, South Carolina, in the Court of Common Pleas, County of Lexington, South Carolina. The Complaint alleges breach of contract, fraud and negligent misrepresentation by the Company as a result of the actions of a Company employee in facilitating the sale of an airplane formerly leased by the Company from G&G Realty, Inc., Lillington, North Carolina. The plaintiff seeks damages in the amount of $200,000 as well as punitive damages and attorney's fees. The Company has asked G&G Realty, Inc. to indemnify the Company for a portion of expenses on this claim. No written agreement has been reached, as of March 31, 1997, regarding such indemnification. G&G Realty is wholly owned by Robert P. Gould, a former director and significant stockholder of the Company.

      Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of recent reports of incidents in which, among other things, defense sprays have been mischievously or improperly used, in some cases by minors, have not been instantly effective or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims, or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the NASDAQ National Market System under the symbol MACE.

      The following table sets forth for the calendar periods indicated the high and low sales price for the Common Stock for each quarter within the last two fiscal years.

QUARTER ENDED                                HIGH              LOW
-------------                                ----              ---

March 31, 1995                               2 1/4             1 1/2
June 30, 1995                                2                 1 7/16
September 30, 1995                           1 15/16           1 7/16
December 31, 1995                            1 15/16           1 1/8
March 31, 1996                               1 3/4             3/4
June 30, 1996                                1 3/4             1
September 30, 1996                           2 1/4             1
December 31, 1996                            1 5/8             1

      The past performance of the Company's securities is not necessarily indicative of future performance.

      As of March 31, 1997, there were approximately 243 holders of record of the Company's Common Stock.

      The Company has not paid cash dividends on its Common Stock since its initial public offering. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the results of operations and financial condition of the Company. The Company does not intend to pay dividends in the foreseeable future.

      Pursuant to Part III, Section 5(a)(5), of Schedule D of the NASD By-Laws, to remain eligible for continued inclusion on the Nasdaq Stock Market, among other things, a security must have a bid price of at least $1.00 per share, or in the alternative, the security's market value of publicly held shares must be at least $3,000,000 and the Company's net tangible assets must be at least $4,000,000. To the extent these requirements are not satisfied, the security is subject to being removed from the Nasdaq Stock Market and listed on the Nasdaq Small Cap Market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar support. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

Year Ended December 31, 1996 compared to Year Ended December 31, 1995.

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

      Net sales decreased by $1,925,654 or 15.1% in 1996 compared to 1995. The major component contributing to this decrease is the 30.6% decline in Federal Labortories product line sales from $6,516,280 in 1995 to $4,523,918 in 1996. Management believes that the fluctuation is consistent with the nature of the Federal Laboratories division, which sells its products primarily to law enforcement, correctional and military agencies through lengthy bidding processes. Agencies generally place orders which are expected to cover their crowd control requirements for several years. Consequently, sales orders in the division range from several thousand dollars to close to one million dollars, thus yielding significant quarterly and yearly fluctuation.

      Gross profit as a percent of sales decreased to 39.05% as compared to 39.1% in 1995. Gross profit from the Law Enforcement division decreased to 33.4% in 1996 from 35.5% in 1995. A primary reason for this decline in 1996 is sales of large orders to several domestic law enforcement agencies that yielded lower gross margins as a result of highly competitive bidding. Gross profit from the Consumer Division increased to 47.1% in 1996 from 45.3% in 1995. A contributing factor to the Company's increase in gross profit in the Consumer division is the decrease in the lower margin consumer non-aerosol product sales as a percent of total Consumer division sales to 20% in 1996 from 23.0% in 1995.

      General, administrative and selling expenses overall decreased 21.3% in 1996 compared to 1995. As a percentage of net sales, these expenses decreased to 41.4% in 1996 from 44.7% in 1995. In January 1996, management reviewed operations and implemented an aggressive cost savings program.

      General and administrative expenses decreased by $399,136 or 13.3% in 1996 compared to 1995. The principal reasons for the decrease are the reduction of administrative staff and their associated costs and various expenses as a result of the implementation of the cost savings program. However, as a percent of net sales, these expenses were 24.1% and 23.6% for 1996 and 1995, respectively, as a result of lower sales in 1996.

      Selling expenses decreased by $816,696 or 30.4% in 1996 compared to 1995. As a percentage of net sales, these expenses declined to 17.3% in 1996 from 21.1% in 1995. The decrease is a result of Management's planned efforts to match selling expenses to revenues. The major components of this decline are the reduction of certain sales staff and their associated costs, lower commissions as a result of lower sales, and reductions in advertising/sales promotions and literature.

      Operating loss as a percentage of net sales decreased to 2.3% in 1996 from 5.5% in 1995, primarily as a result of the implementation of the aggressive cost savings program that commenced in January 1996.

      Other income/expense was income of $7,175 in 1996 compared to income of $91,572 in 1995. The primary reason for this decrease is the effect of the settlement agreement with TransTechnology Corporation in 1995. (See Note 9 to "Notes to Financial Statements").

      The Company has experienced sales declines over the past few years primarily as a result of strong competition and lower demand in general. In an attempt to reverse these factors, Management is restructuring its sales force and plans to introduce new products over the next few years. The Company expects to continue the cost savings program in a manner that does not negatively impact sales and marketing. However, it will continue its effort to match selling expenses to revenues.

LIQUIDITY AND CAPITAL RESOURCES

      On October 31, 1996, the Company entered into a credit agreement with KeyBank National Association which provides for a maximum of $2,000,000 of credit (the "Credit Agreement") and is subject to a borrowing basic formula. The amounts outstanding under the Credit Agreement are secured by virtually all of the Company's presently owned and after-acquired assets.

      The Credit Agreement is separated into two "facilities." One facility provides for a $750,000 term loan maturing October 1, 2000, calling for monthly principal payments of $15,625 plus accrued interest at the Bank's "base rate" plus 1.25% (9.5% on December 31, 1996). The Company drew fully on the term loan and used the proceeds to pay off the term loan with Vermont National Bank that totaled $395,823, including accrued interest, and used the remaining $354,177 for working capital.

      Availability under the second facility, the line of credit facility, can not exceed $1,250,000; is reduced, dollar for dollar, by any amounts outstanding under letters of credit issued by the Bank on behalf of the Company; and is limited to the amount by which the borrowing base (as calculated pursuant to a formula) exceeds the amount outstanding under the term loan. The Bank will not issue letters of credit on behalf of the Company in excess of $250,000. The line of credit facility matures on October 1, 1998 and calls for interest to be paid monthly at thc Bank's "base rate" plus 1.25% (9.25% as of December 31, 1996). No amounts were outstanding on the line of credit facility at December 31, 1996.

      The Credit Agreement contains various financial and subjective covenants that are measured at each fiscal quarter end. Principal covenants include (i) the maintenance of certain levels of net worth and compliance with certain current, leverage and interest expense ratios, (ii) limitation on capital expenditures; and (iii) prohibition on the purchase of other businesses and mergers or consolidations with other businesses, except with Bank consent. As of December 31, 1996, the Company was in violation of most of the financial ratios and the subjective covenants. The Company has obtained a waiver of these violations for the year ended December 31, 1996 and for the quarter ended March 31, 1997. As partial consideration for the waiver, the Company agreed, in April 1997, to modifications of the definition of the borrowing base set forth in the Credit Agreement. As so modified, the borrowing basic formula is 50% of eligible accounts receivable in excess of $3,000,000. The Company has not had eligible accounts receivable in excess of $3,000,000 and, consequently, does not expect to be entitled to borrow any amounts under the line of credit facility.

      The Company believes it has adequate cash to meet its needs for the second quarter of 1997. The Company anticipates that it will be in covenant violation of the Credit Agreement as of June 30, 1997, and does not expect to obtain an additional waiver. In that event it is likely that the Bank will accelerate the amounts due under the tern loan, and the entire amount will become due and payable at that time. The Company intends to pay off the amounts due to the Bank under the term loan with proceeds from alternate bank financing, the issuance of debt securities or other forms of external financing. The Company is currently negotiating with other financial institutions, but no commitment has been obtained. There can be no assurance that alternate financing will be obtained.

      Subsequent to year end, the Company's President and the Chairman of the Board supplied the Company with lines-of-credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines-of-credit expire in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The lines-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in the amount of at least $750,000. The Company believes that these lines-of-credit will be adequate to meet its operating needs over the next twelve months and the repayment of the KeyBank National Association term loan if payment is demanded after June 30,1997.

      The Company's principal sources of cash in 1996 were funds borrowed under the term loan facility of which $354,177 was used for working capital, and internally generated funds from a substantial decrease in inventories, and a decline in prepaid expenses. The Company's principal uses of cash were an increase in accounts receivable and additional investments in leasehold improvements in Bennington, Vermont.

      At December 31, 1996, the Company's open orders total $1,681,463 as compared to $1,215,488 for the prior year-end. This increase is primarily due to an increase in several large international orders for the Federal
Laboratories(R) product line. Open orders are orders that have not yet been manufactured but are scheduled for production and delivery.

      Inventory decreased $702,869 in 1996. The decrease is primarily due to the use of certain chemicals that were maintained at a higher level in 1995 to cover the transitional period resulting from the final relocation of the Federal Laboratories production facilities from Pennsylvania to Vermont.

      The Company has consolidated its administrative offices to the Center Wing of its headquarters and has subleased a portion of its unused office space, effective November 1, 1996 pursuant to a month to month verbal agreement. (See "Properties"). The arrangement calls for monthly rent payments of $1,800.

      For the year ended December 31, 1996, capital expenditures were $304,403 compared to $781,229 in 1995. This decrease is due to the near completion, in 1995, of the renovations needed to accommodate the Federal Laboratories manufacturing operation at the Company's Bennington, Vermont headquarters.

      The major components of the 1996 capital expenditures were for the purchase and installation of an air filtration system in the Company's manufacturing facility, construction of leasehold improvements necessary for the sub-lease of its unused office space, update of the sprinkler system and the planning and construction of a fully operational indoor testing facility for pyrotechnics.

      The Company is considering additional capital expenditures for 1997 of approximately $50,000, to be principally comprised of leasehold improvements to relocate the defense spray filling room from the first floor of the South Wing to the first floor of the Center Wing. The Company does not anticipate that this relocation will occur unless the Company is able to obtain adequate financing.

      Additionally, the Company is a party to a real estate purchase agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the Center and North Wings of its headquarters, after the satisfaction or waiver of certain contingencies by VEDA. The Company cannot predict when, or if, these contingencies will be met. The purchase price is $1,000,000, payable by delivery of $150,000 in cash and a promissory note to VEDA for $850,000 at 4% interest per annum, based on a 20 year amortization schedule with a balloon payment of $100,000 due at the end of ten years. (See "Properties"). The Company has deposited $75,000 of the total cash portion into an escrow account as required by the agreement. (See Note 10 to "Notes to Financial Statements").

ITEM 7. FINANCIAL STATEMENTS

Financial Statements filed as a part of this report:

     Report of Independent Accountants                              F-2

     Balance Sheets at December 31, 1996 and 1995                   F-3

     Statements of Operations for the Years Ended
       December 31, 1996 and 1995                                   F-4

     Statements of Stockholders' Equity for the
      Years Ended December 31, 1996 and 1995                        F-5

     Statements of Cash Flows for the Years Ended
       December 31, 1996 and 1995                                   F-6

     Notes to Financial Statements                                  F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are directors and officers of the Company as of March 31, 1997.

Name                              Age   Title
----                              ---   -----
Marvin P. Brown ..................67    Chairman of the Board
Jon E. Goodrich...................51    CEO, President and Director
Bernard D. Graney, Jr.............36    Vice President of Operations
Kenneth J. Blakey.................52    Vice President of Sales
Brian L. Kelley...................38    Principal Financial Officer, Treasurer
James E. West.....................51    Director
Virginia de Ganahl Russell........65    Director

      Marvin P. Brown was elected President, Chief Executive Officer, and director of the Company in January 1997. On March 14, 1997, Mr. Brown resigned as President and CEO and assumed the position of Chairman of the Board. Since 1993 he has been associated with Wolff Investment Company, Inc., a brokerage firm member of the National Association of Securities Dealers, as Director of Corporate Finance and Senior Vice President. From 1988 through 1992 he had been a senior vice president of Tucker Anthony, a member of the New York Stock Exchange. Prior to that period, he had held senior officer positions with various members of the New York Stock Exchange. He also has served as president of Zenith Laboratories, Inc., formerly a leading independent manufacturer of generic pharmaceuticals from 1968 to 1969. Wolff Investment Group, Inc. has served as a financial consultant to the Company on several occasions from 1993 to 1996. (See "Certain Relationships and Related Transactions" and "Employment/Consulting Contracts and Termination of Employment and Change-In-Control arrangements").

      Jon E. Goodrich served as Chairman of the Board of Directors of the Company from its inception in 1987 until June 1995. He served as President of the Company from its inception until January 15, 1996 when he tendered his resignation and was renamed Chairman of the Board. On March 14, 1997, he was reappointed as President and CEO and resigned as Chairman of the Board. He was also a vice president of Gould & Goodrich Leather, Inc., a manufacturer of holsters, belts and related products and president of G&G Realty, Inc., a real estate management corporation until January of 1997 when he resigned from his positions and terminated his interest in both companies. (See "Certain Relationships and Related Transactions" and "Employment/Consulting Contracts and Termination of Employment and Change-in-Control Arrangements").

      Bernard D. Graney, Jr., is Vice President of Operations. He has been employed by the Company for more than five years and has, during that time, held a variety of managerial positions. He served as the Company's Secretary from August 1993 until June 1995 and was reappointed Secretary on March 14, 1997.

      Kenneth J. Blakey, is Vice President of Law Enforcement Sales. He has been employed by the Company since 1994. Prior to joining the Company he was employed by TransTechnology Corporation as the International and Domestic Law Enforcement Sales Director of the Federal Laboratories division for at least 5 years prior to joining the Company. Prior to that he was domestic sales manager for Smith & Wesson chemical company - tear gas division.

      Brian L. Kelley is Principal Financial Officer and Treasurer. He has been employed by the Company since May 1994 and was appointed Treasurer in April 1996. Prior to that he held the position of Senior Cost Analyst for the Company. In 1993 he was the business manager for Commonwealth Thomas Group, a multi-line bus dealership and from 1991 to 1993 he was the Controller for Strawberry Banke, Inc., a historical museum located in Portsmouth, NH.

      James E. West was appointed to the Board of Directors in June 1996 and was employed by the Company in July and August of 1996 as a marketing consultant. He founded By-Line Data in May 1994. Since that time he has served as president of that company. By-Line Data develops and markets new products for newspaper clients to create "paperless" on-line information services for use by their printed product. Prior to 1994 he served as a consultant to several companies. Mr. West was the original founder of TV Data and served in the role of president and CEO and, later, as consultant to that Company.

      Virginia de Ganahl Russell was appointed a director in January 1997. Ms. Russell, who previously had served as a director of the Company in 1995, is president of Natural Elegance, Inc., a leading nationwide marketer of marble products. Ms. Russell is Chairman of the Board of the Vermont Leadership Center of East Charleston, VT and is a member or serves on the board of various organizations.

BOARD OF DIRECTORS

      The number of directors on the Board is currently fixed at five. Each director serves for a term of one year or until a successor is elected and qualified. Officers are appointed by, and serve at the discretion of, the Board of Directors. No director missed more than two board meetings held during 1996.

      The Chairman receives a fee of $750 and each director $500 per day plus out of pocket travel, meals and lodging expenses for attendance at each board meeting. Messrs. Brown and Goodrich have waived their right to the fees. In addition, in 1996 all directors, other than Robert P Gould and Jon E. Goodrich, were granted options to purchase shares of common stock. The then directors, Messrs. Duboff, Logan, Foote, Mitchell, Norman and West each received options to purchase 10,000 shares at an exercise price of $1.50 per share and Messrs. Duboff, Logan, Foote, and Norman each received additional options to purchase 10,000 shares at an exercise price of $1.1875 per share.

      On January 10, 1997, at the request of the parties to the voting agreement, six members of the Board of Directors (Messrs. Foote, Logan, Norman, Duboff, Mitchell, and Rosberg), the then president, Robert D. Norman, and the then Executive Vice President, General Counsel and Secretary, Richard Galt, resigned. Marvin Brown was appointed as President. The size of the Board was reduced from nine to five members and Ms. Virginia de Ganahl Russell was appointed as a director.

      On March 14, 1997, Robert Gould resigned from the Board and Jon Goodrich, the former President, who had been acting under an advisory agreement with the Company, was reelected to serve as President and CEO. Marvin Brown resigned as President and accepted the position of Chairman of the Board.

      The Audit Committee of the Board of Directors consist of Messrs. Brown and West and Ms Russell. The Compensation Committee members are Messrs. Brown, and West. The Planning Committee members are Ms. Russell and Messrs. Goodrich, and Brown. The Nominating Committee consists of Messrs. Goodrich and Brown.

      Mr. Brown and the Company have a verbal agreement pursuant to which Mr. Brown consults with the Company on an as needed basis and receives $500 per day and reimbursement of expenses.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year ended December 31, 1996, no person (other than Messrs. Gould and Goodrich) known to be the beneficial owner of more than 10% of the Company's outstanding Common Stock, failed to file on a timely basis, reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

      Messrs. Mitchell and West failed to file timely Forms 3 to disclose their appointment as directors. Messrs. Goodrich and Gould failed to file timely reports on Form 4 regarding purchases and sales of stock, respectively. All directors and executive officers failed to file timely reports on Form 4 to disclose option grants. All required filings have been made to date.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to its Chief Executive Officer and all other persons acting in similar capacities. No other executive officers received annual compensation (consisting solely of base salary and bonus, if any) in excess of $100,000 for the year ended December 31, 1996:

                           Summary Compensation Table

                                  Year
                                  Ended         Annual                  Other
Name and Principal Position       December 31   Salary      Bonus   Compensation
-----------------------------     ------------  ------      -----   ------------

Jon E. Goodrich(1)                1996          $124,023   $25,000      --
President and Chief               1995           161,000      --        --
 Executive Officer                1994           175,108     2,500      --

Robert D. Norman(2)               1996          $ 71,655   $  --     $27,800(3)
Former President and Chief        1995              --        --        --
 Executive Officer                1994              --        --        --

Richard A. Galt(4)                1996          $ 60,400   $ 4,200      --
Former Executive Vice President,  1995            32,540      --        --
 General Counsel and Secretary    1994              --        --        --

(1) Mr. Goodrich served as President and CEO until January 15, 1996, and, for the remainder of 1996, served as an advisor to the Board of Directors. He was reappointed as President and CEO on March 14, 1997.
(2)   Tendered his resignation effective 1/10/97.
(3) Represents the issuance of 20,000 shares of the Company's common stock in connection with his employment as President, valued at $1.39 per share.
(4) Tendered his resignation effective 4/1/97. Mr. Galt had certain of the duties of chief executive officer throughout certain periods of 1996.

Options/Warrants

      In September 1993, the Board of Directors of the Company adopted the Mace Security International, Inc. Non-qualified Stock Option Plan (the "Plan"), which was approved by the stockholders of the Company. The Plan provides for the issuance of up to 630,000 shares of Common Stock upon exercise of the options. The options are considered non-qualified stock options and are not transferable by the recipient.

      The Plan is administered by the Compensation Committee of the Board of Directors, which may grant options to employees, former employees, directors and distributors for, and consultants to, the Company. The term of each option may not exceed fifteen years from the date of grant. Immediately exercisable options to purchase approximately 276,400 shares of Common Stock are currently outstanding to employees, former employees, consultants, and former directors. To date no options have been exercised.

      The following table shows certain information with respect to options granted in 1996 to the named executive officers of the Company.

                       Options Granted in last Fiscal Year

                                Number     Percentage     Exercise    Expiration
Name                          of Options    of Total        Price        Date
----                          ----------   ----------     --------    ----------

Jon E. Goodrich               ----         -----          -----       -----
Robert D. Norman              10,000        7.6%          $1.50       4/17/11
                              10,000        7.6%          $1.1875     9/10/11
Richard A. Galt               10,000        7.6%          $1.50       4/17/11
                              40,000       38.7%          $1.50       8/21/11

      The following table shows certain information with respect to the year-end value of options held by the named executive officers of the Company. No options were exercised during 1996.

                          Fiscal Year-End Option Values

                                                       Value of Unexercised
                             Number of Unexercised            In the Money
Name                         Options at 12/31/96(1)      Options at 12/31/96(2)
----                         ----------------------    ------------------------

Jon E. Goodrich                       -----                    -----
Robert D. Norman(3)                 10,000                     $625
                                    10,000                      0
Richard A. Galt, Esq.               50,000                      0

(1)   All options are immediately exercisable
(2)   Based upon a 12/31/96 closing price of $1.25 per share
(3)   Options issued in connection with his role as a director

      In connection with the Company's initial public offering, the Company granted C.L. King & Associates, Inc., its underwriter, warrants to purchase 75,000 shares of the Company's Common Stock at a per share exercise price of $6.60, and certain "demand" and "piggyback" registration rights with respect to such shares, for a four year period which began November 12, 1994.

      In connection with the acquisition of the trademarks and assets of Kindergard Corporation, the Company granted to the stockholders of Kindergard Corporation warrants to purchase 60,000 shares of the Company's Common Stock at a per share exercise price equal to $4.25 exercisable until August 2004.

Employment/Consulting Contracts and Termination of Employment and
Change-in-Control Arrangements

      Jon E. Goodrich was employed by the Company under an employment agreement until January 1996. Thereafter he was retained as an advisor to the Board under an advisory employment agreement. Mr. Goodrich is currently employed as President and CEO under an employment agreement dated as of March 14, 1997. The agreement supersedes the September 1, 1993 employment agreement between Mr. Goodrich and the Company as well as the Advisory Employment Agreement dated as of January 17, 1996 and is effective until September 1, 1998. Mr. Goodrich is entitled to an annual salary of $125,000. The agreement prohibits Mr. Goodrich from accepting employment with any other entity and further prohibits him from competing with the Company for a two year period following his voluntary termination of employment with the Company or termination of his employment by the Company for cause, as defined in the agreement. Should Mr. Goodrich's employment be terminated without cause, he shall be entitled to all payments for the term of the agreement.

      Robert D. Norman, a former director, the former President and CEO and stockholder, entered into a two-year employment agreement with the Company to serve as President/Chief Executive Officer dated as of January 16, 1996. The agreement provided Mr. Norman with an annual salary of $110,000, an annual bonus equal to $1,000 for every $100,000 of net income for each fiscal quarter, and 20,000 shares of Common Stock which have been issued. Notwithstanding, Mr. Norman agreed to an annualized salary reduction to $42,000, commencing July 1996 through December, 1996. The agreement prohibits him from competing with the Company for a two year period following his voluntary termination of employment with the Company or termination of his employment by the Company for cause, as defined in the agreement. Mr. Norman resigned in January 1997 in response to a request from the Board. Mr. Norman received his contractual severance payment equal to fourteen weeks pay, plus an additional $25,000. Such payment was made in recognition that his resignation was requested without cause.

      Richard A. Galt, the former Executive Vice President, General Counsel, and Secretary served as such pursuant to an employment agreement dated August 22, 1996, as amended, pursuant to which he was entitled to $1500 per week for a period of two years, plus a bonus based on net income, if any. At the Company's request, the August 22, 1996 agreement was terminated and replaced with an agreement dated as of January 22, 1997, as amended on that same date. Pursuant to such agreement, Mr. Galt would remain employed by the Company until April 1, 1997 as General Counsel but not as an executive officer. He was paid his regular salary through February 14, 1997 and received total additional payments equal to $62,000 in 1997.

Change In Control

      On January 9, 1997, a voting agreement was signed representing in excess of 51% of the Company's outstanding stock. The Agreement dated January 9, 1997, is among Jon E. Goodrich, the recently appointed President and Chief Executive Officer, Robert P. Gould, a former director and significant shareholder, and Marvin P. Brown, a former director and newly appointed Chairman of the Board. Pursuant to the terms of the Agreement, on all matters covered by the Agreement, the shares subject to the agreement will be voted in the manner determined by a majority of the three parties to the Agreement. The Agreement also contains restrictions on transfer of the shares and allows certain of the shares to be released from the terms of the Agreement.

      Prior to entering into the Agreement, the three parties to the Agreement voted their respective shares individually; not as a group. Mr. Goodrich owns a total of 2,659,246 shares, 2,400,000 of which are covered by the Agreement; Mr. Gould owns 1,136,444 shares, 1,100,000 of which are covered by the Agreement, and Mr. Brown owns 70,388 shares, all of which are covered by the Agreement.

      On January 10, 1997, at the request of the parties to the voting agreement, six members of the Board of Directors (Messrs. Foote, Logan, Norman, Duboff, Mitchell, and Rosberg), the then president, Robert D. Norman, and the then Executive Vice President, General Counsel and Secretary, Richard Galt, resigned; Marvin Brown was appointed as President; the size of the Board was reduced from nine to five members and Ms. Virginia de Ganahl Russell was appointed as a director.

      On March 14, 1997, Robert Gould resigned from the Board and Jon Goodrich, the former President, who had been acting under an advisory agreement with the Company, was reelected to serve as President and CEO. Marvin Brown resigned as President and accepted the position of Chairman of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 1997 certain information with respect to beneficial ownership of the Common Stock of the Company (the only outstanding security) by each director, each executive officer and all directors and executive officers as a group and by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock. The address for all executive officers and directors is 160 Benmont Avenue, Bennington, Vermont 05201.

                                    Amount & Nature of
Owner Beneficial Ownership            Beneficially                  Percent(1)
--------------------------            ---------------               -------

Jon E. Goodrich(2),(3)                   2,659,246                  38.96%
Marvin P. Brown(3),(4)                     170,388                   2.46%
Virginia de Ganahl Russell(5)               40,000                     *
James E. West(5)                            10,000                     *
Robert D. Norman(6)                        120,000                   1.75%
Richard A. Galt(7)                          50,000                     *
Brian L. Kelley(5)                          10,000                     *
Kenneth J. Blakey(5)                        10,000                     *

All executive officers and
directors as a group (9 persons)         3,052,734                  43.39%

Robert P. Gould (2),(3)                  1,136,444                  16.65%
709 East McNeil Street
Lillington, NC 27546

TransTechnology Corporation                580,000                   8.50%
700 Liberty Avenue
Union, New Jersey  07083

*     Indicates beneficial ownership of less than 1%
(1) Calculation based on 6,825,000 outstanding shares plus shares issuable to the named person under options exercisable in 60 days.
(2) Excludes shares held by the named persons' spouses. The named directors do not have shared voting or dispositive power with respect to such shares.
(3) Excludes shares over which the named person has shared voting power by virtue of being party to a voting agreement which covers in excess of 51% of the Company's Common Stock. (See "Security Ownership" and "Employment/Consulting Contracts and Termination of Employment and Change-in-Control Arrangements")
(4) Includes immediately exercisable options to purchase 100,000 shares of Common Stock.
(5) Includes immediately exerciseable options to purchase 10,000 shares of Common Stock.
(6) Includes immediately exerciseable options to purchase 20,000 shares of Common Stock.
(7) Includes immediately exerciseable options to purchase 50,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to the acquisitions of the assets of the Federal Laboratories division from TransTechnology Corporation, the Company leased, from March 1994, until September 1995, the operating facilities in Saltsburg, Pennsylvania. Total lease payments were $60,568 in 1995 and $0 in 1996.

      In September 1995, the Company reached an agreement to settle certain claims with TransTechnology Corporation as a result of the March 1, 1994 purchase of the Federal Laboratories division. As a result of this agreement, TransTechnology Corporation paid the Company $202,485. This receipt included $91,230 which offset obligations of the Company, $97,511 of other income and $13,744 as a reimbursement of current operating expenses.

      The Company believes that all transactions with related individuals and entities were on terms at least as favorable to the Company as those that would have been reached with unrelated third parties.

SUBSEQUENT EVENTS:

      On January 9, 1997, a voting agreement was signed representing in excess of 51% of the Company's outstanding stock. The Agreement dated January 9, 1997, is among Jon E. Goodrich, the recently appointed President and Chief Executive Officer, Robert P. Gould, a former director and significant shareholder, and Marvin P. Brown, a former director and newly appointed Chairman of the Board. Pursuant to the terms of the Agreement, on all matters covered by the Agreement, the shares subject to the agreement will be voted in the manner determined by a majority of the three parties to the Agreement. The Agreement also contains restrictions on transfer of the shares and allows certain of the shares to be released from the terms of the Agreement.

      Prior to entering into the Agreement, the three parties to the Agreement voted their respective shares individually; not as a group. Mr. Goodrich owns a total of 2,659,246 shares, 2,400,000 of which are covered by the Agreement; Mr. Gould owns 1,136,444 shares, 1,100,000 of which are covered by the Agreement, and Mr. Brown owns 70,388 shares, all of which are covered by the Agreement.

      On January 10, 1997, at the request of the parties to the voting agreement, six members of the Board of Directors (Messrs. Foote, Logan, Norman, Duboff, Mitchell and Rosberg), the then president, Robert D. Norman, and the then Executive Vice President, General Counsel and Secretary, Richard Galt, resigned; Marvin Brown was appointed as President; the size of the Board was reduced from nine to five members; and Ms. Virginia de Ganhal Russell was appointed as a director.

      On March 14, 1997, Robert Gould resigned from the Board and Jon Goodrich, the former President, who had been acting under an advisory agreement with the Company, was reelected to serve as President and CEO. Marvin Brown resigned as President and accepted the position of Chairman of the Board.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 1996.

(b)   Exhibits

      3(i)      Articles of Incorporation - Vermont(1)
      3(i)2     Articles of Incorporation - Delaware(1)
      3(i)3     Merger Agreement(1)
      3(i)4     Certificate of Amendment for Name Change(1)
      3(ii)     By-Laws(1)
      3(ii)2    Amendment No. 1 to By-Laws, effective 11/12/93(1)
      3(ii)3    Amendment No. 2 to By-Laws, effective 2/24/96(5)
      9.1       Shareholders Voting Agreement between 321 Investments, Inc.,
                Rajan Shamdasani, Jon E.Goodrich, Robert P. Gould and Robert D.
                Norman dated March 22, 1996(5)
      10.1      Employment Agreement between the Company and Jon E. Goodrich dated as of September 1, 1993(1)
      10.2      Consulting Agreement between the Company and Robert P. Gould dated as of September 1, 1993(1)
      10.3      1993 Non-Qualified Stock Option Plan(1)
      10.4      Form of Underwriter Warrants(1)
      10.5      Form of Selected Dealers Agreement(1)
      10.6      Sales Agreement dated May 1, 1992 between the Company and Mosler
                Inc.(1)
      10.7      Purchase and Sales Agreement dated July 19, 1991
                between the Company and Home Protection Concepts, Inc.(1)
      10.8      Purchase and Sales Agreement dated April 1, 1993 between the
                Company and Personal Protection Consultants, Inc.(1)
      10.9      Purchase Agreement between the Company and Defense Technology
                Corp. of America dated October 24, 1992(1)
      10.10     Amendment to Purchase Agreement of October 24, 1992
                between Defense Technology Corporation of America and the Company dated as of August 15, 1993(1)
      10.11     Purchase and Sales Agreement between the Company and Personal
                Security, Inc., dated as of July 1, 1993(1)
      10.12     Purchase and Sale Agreement between the Company and Messrs.
                Diamond and Helmrich, dated August 16, 1993(1)
      10.13     Lease Agreement between the Company and G&G Realty, Inc.
      10.14     Form of Lock-up Agreement(1)
      10.15     Term Loan with Vermont National Bank(1)
      10.16     Working Capital Line of Credit with Vermont National Bank for
                $500,000(1)
      10.17     Loan with Vermont National Bank for $400,000
      10.18     Guarantees of Messrs. Gould and Goodrich under the loans with
                Vermont National Bank(1)
      10.19     Waiver/amendment of capital expenditure limitation contained in the term loan agreement with Vermont National Bank(1)

      10.20 Amended and Restated Employment Agreement between the Company and Jon E. Goodrich(1)
      10.21 Aircraft Lease dated as of June 1, 1993 between the Company and G&G Realty, Inc.(1)
      10.22     Trademarks(1)
      10.23     Amendment No. 1 to Amended and Restated Employment Agreement(1)
      10.24 Asset Purchase Agreement between the Company and TransTechnology Corporation dated March 1, 1994(2)
      10.25 Agreement for Sale between KinderGard Corporation and Mace Security International, Inc.(3)
      10.26 Consulting Agreement between Sheldon Hibbard and Mace Security International, Inc.(3)
      10.27 Consulting agreement between P.D.M. Corporation and Mace Security International, Inc.(3)
      10.28 Warrants in connection with the acquisition of the assets of the KinderGard Corporation(3)
      10.29 Purchase and Sale Agreement between Robert Mainhardt and Mace Security International, Inc.(3)
      10.30     Consulting and Sales Representative Agreement between Robert
                Mainhardt and Mace Security International, Inc.(3)
      10.31     License Agreement between Robert Mainhardt and Mace Security
                International, Inc.(3)
      10.32 Assignment and Assumption Agreement between G&G Realty, Inc.and Mace Security International, Inc.(3)
      10.33 Lease Agreement and Option to Purchase between G&G Realty, Inc. and James Comi and Rhoda Comi(3)
      10.34 Real Estate Purchase Agreement between Vermont Economic Development Authority and Mace Security International, Inc.(3)
      10.35 Consulting Agreement effective April 1, 1994 between Robert R. Rosberg and Mace Security International, Inc.(4)
      10.36     Supplemental Agreement effective January 1, 1995 between Robert
                R. Rosberg and Mace Security International, Inc.(4)
      10.37     Aircraft Lease effective June 1, 1994 betweeen G&G Realty, Inc.
                and Mace Security International, Inc.(4)
      10.38 Aircraft Lease Termination Agreement effective March 31, 1995 between G&G Realty, Inc. and Mace Security International, Inc.(4)
      10.39     Line of Credit Note for $1,500,000 with Vermont National Bank(5)
      10.40     Term Note for $1,500,000 with Vermont National Bank(5)
      10.41     Security Agreement with Vermont National Bank(5)
      10.42 Advisory Employment Agreement between Mace Security International, Inc. and Jon E. Goodrich, dated as of January 17, 1996(6)
      10.43     Employment Agreement between Mace Security International, Inc.
                and Robert D. Norman, dated as of January 16, 1996(6)
      10.44     Letter of Intent between Mace Security International, Inc. and
                Gould & Goodrich Leather, Inc., dated March 22, 1996(6)
      10.45 Letter of Intent between Mace Security International, Inc. and 321 Investments, Inc., dated March 22, 1996(6)
      10.46 Letter of Intent between Mace Security International, Inc. and Rajan Shamdasani, dated March 22, 1996(6)
      10.47 Employment Agreement between the Company and Richard A. Galt dated as of August 22, 1996(7).

      10.48     Amendment 1 to Employment Agreement between the Company and
                Richard A. Galt dated as of August 22, 1996(7).
      10.49     Employment Agreement between the Company and Richard A. Galt dated as of January 22, 1997.(8)
      10.50     Amendment 1 to Employment Agreement between the Company and
                Richard A. Galt dated as of January 22, 1997.(8)
      10.51     Employment Agreement between the Company and Jon E. Goodrich dated as of March 14, 1997.(8)
      10.52     Loan Agreement between the Company and KeyBank National
                Association dated March 31, 1996.(8)
      10.54     Line-of-credit agreement between the Company and Marvin Brown(8)
      10.55     Line-of-credit agreement between the Company and Jon E.
                Goodrich(8)
      10.53     Waiver and Modification of Loan Agreement between the Company and KeyBank National Association dated April 11, 1997.(8)
      11        Statement re: computation of per share earnings(8)
      27        Financial Data Schedule(8)

(1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.

(2) Incorporated by reference to the Company's report on Form 8-K filed March 14, 1994.

(3) Incorporated by reference to the Company's Form 10-QSB report for the quarter ended 9/30/94 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through 10.10 in that report.

(4) Incorporated by reference to the Company's Form 10-KSB for the year ended 12/31/94.

(5) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

(6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

(7) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.

(8)   Filed herewith.

                        MACE SECURITY INTERNATIONAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.

Report of Independent Accountants                                       F-2

Balance Sheets at December 31, 1996 and 1995                            F-3

Statements of Operations
  for the Years Ended December 31, 1996 and 1995                        F-4

Statements of Stockholders' Equity
  for the Years Ended December 31, 1996 and 1995                        F-5

Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995                                      F-6

Notes to Financial Statements                                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mace Security International, Inc.

We have audited the accompanying balance sheets of Mace Security International, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mace Security International, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.


Albany, New York
March 25, 1997, except for
Note 7 for which the date is
April 14, 1997.

                        MACE SECURITY INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                        1996           1995
                                                    ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................  $    345,554   $    505,638
   Accounts receivable, less allowance for
     doubtful accounts
     ($101,603, 1996; $48,600, 1995) .............     2,567,920      1,089,982
   Inventories:
     Finished goods ..............................     1,729,882      1,926,932
     Work in process .............................     1,184,590      1,574,505
     Raw material and supplies ...................     2,311,407      2,427,311
   Prepaid expenses ..............................       171,271        416,005
                                                    ------------   ------------
     Total current assets ........................     8,310,624      7,940,373
Property and equipment, net ......................     2,919,230      3,079,446
Intangibles, net .................................     2,761,193      3,041,440
Other assets .....................................       131,543        132,500
                                                    ------------   ------------

     Total Assets ................................    14,122,590   $ 14,193,759
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable .................................  $       --     $    127,797
   Current maturities of long-term debt ..........       949,827        542,248
   Accounts payable ..............................     1,012,777        618,653
   Accrued liabilities ...........................       411,233        534,916
                                                    ------------   ------------
     Total current liabilities ...................     2,373,837      1,823,614

Long-term debt ...................................       143,271        567,177
                                                    ------------   ------------
     Total liabilities ...........................     2,517,108      2,390,791
                                                    ------------   ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 2,000,000 shares; no shares issued
   Common stock, par value $.01 per share;
     authorized 18,000,000 shares; issued
     and outstanding 6,825,000 shares
     in 1996, 6,805,000 shares in 1995 ...........        68,250         68,050
   Additional paid in capital ....................    13,080,133     13,025,471
   Deficit .......................................    (1,542,901)    (1,290,553)
                                                    ------------   ------------
     Total Stockholders' equity ..................    11,605,482     11,802,968
                                                    ------------   ------------

     Total Liabilities and Stockholders' equity ..  $ 14,122,590   $ 14,193,759
                                                    ============   ============


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996 and 1995

                                                                1996           1995
                                                                ----           ----
Net Sales ................................................  $ 10,824,203   $ 12,749,857

Cost of sales ............................................     6,596,992      7,760,702
                                                            ------------   ------------

    Gross profit .........................................     4,227,211      4,989,155

Operating expenses:
  General and administrative .............................     2,606,045      3,005,181
  Selling ................................................     1,873,884      2,690,580
                                                            ------------   ------------

    Operating loss .......................................      (252,718)      (706,606)

Other (income) expense:
 Write down of long-lived assets  to net realizeable value        28,453           --
  Interest income ........................................       (22,646)       (24,785)
  Interest expense .......................................        97,998         95,958
  Other income ...........................................      (110,980)      (162,745)
                                                            ------------   ------------
                                                                  (7,175)       (91,572)
                                                            ------------   ------------

    Loss before income tax expense (benefit) .............      (245,543)      (615,034)

Income tax expense (benefit) .............................         6,805        (30,681)
                                                            ------------   ------------

    Net loss .............................................  $   (252,348)  $   (584,353)
                                                            ============   ============

    Net loss per common share ............................  $       (.04)  $       (.09)
                                                            ============   ============


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995

                                        Common Stock          Additional
                                       Shares      Par      Paid-in Capital      Deficit
                                       ------      ---      ---------------      -------
Balance at January 1, 1995           6,805,000   $68,050      $13,025,471      $  (706,200)

Net loss                                                                          (584,353)

                                     ---------   -------      -----------      -----------
Balance at December 31, 1995         6,805,000    68,050       13,025,471       (1,290,553)

Distribution of 20,000 shares
to former president and CEO             20,000       200           27,600

Fair value of 30,000 stock options
issued to consultants                                              27,062

Net loss                                                                          (252,348)
                                     ---------   -------      -----------      -----------

Balance at December 31, 1996         6,825,000   $68,250      $13,080,133      ($1,542,901)
                                    ==========   =======      ===========      ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        1996          1995
                                                                     -----------   -----------
Operating activities:
   Net loss .......................................................  $  (252,348)  $  (584,353)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
         Depreciation .............................................      445,018       429,721
         Amortization .............................................      267,222       265,190
         Allowance for bad debts ..................................       53,003        (5,700)
         (Gain) Loss on sale of assets ............................      (10,249)        1,250
         Write down of long-lived assets to net realizeable value .       28,453        11,019
         Fair value of stock options to consultants ...............       27,062          --
         Shares issued as compensations ...........................       27,800          --
   Changes in operating assets and liabilities:
         Accounts receivable ......................................   (1,530,941)    1,078,861
         Other receivable-related party ...........................         --          32,978
         Inventories ..............................................      702,869      (758,797)
         Prepaid expenses .........................................      265,594      (146,597)
         Accounts payable .........................................      394,124       (49,476)
         Accrued liabilities ......................................     (123,683)     (327,673)
         Corporate income taxes payable ...........................         --          (5,699)
         Other assets .............................................      (12,483)      (77,660)
                                                                     -----------   -----------
           Net cash provided by (used in) operating
            activities ............................................      281,441      (136,936)
                                                                     -----------   -----------

Investing activities:
   Purchases of property and equipment ............................     (304,403)     (781,229)
   Proceeds from sale of property and equipment ...................       29,850         2,200
                                                                     -----------   -----------
           Net cash used in investing activities ..................     (274,553)     (779,029)
                                                                     -----------   -----------

Financing activities:
   Payment of principal of long-term debt .........................     (392,080)     (278,257)
   Proceeds from issuance of long-term debt .......................      375,753        20,823
   Payment of notes payable .......................................     (127,797)     (609,439)
   Proceeds from issuance of notes payable ........................         --       1,303,599
   Debt issue costs ...............................................      (22,848)         --
                                                                     -----------   -----------
          Net cash (used in) provided by
             financing activities .................................     (166,972)      436,726
                                                                     -----------   -----------

Net decrease in cash and cash equivalents .........................     (160,084)     (479,239)

Cash and cash equivalents:
   Beginning of year ..............................................      505,638       984,877
                                                                     -----------   -----------
   End of year ....................................................  $   345,554   $   505,638
                                                                     ===========   ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of organization:

            Mace Security International, Inc. is incorporated under the laws of the state of Delaware. The Company's revenues are generated primarily through the manufacture, distribution and sale of defense sprays, tear gas grenades, projectiles, cartridges and other self-defense and personal safety products for the Consumer and Law Enforcement Markets.

      Summary of significant accounting policies:

      Revenue recognition:

            Substantially all revenue from domestic sales is recognized when shipments are made and export sales are recognized when title has passed.

      Cash and cash equivalents:

            Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

      Inventories:

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Property and equipment:

      Property and equipment are stated at cost.

            Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

            Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

            The cost of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in operations.

      Intangibles:

            Trademarks are stated at cost and are amortized on a straight-line basis over 15 years.

            The excess purchase price over fair values assigned to assets acquired is amortized on a straight-line basis over 15 years.

      Research expense:

            Research and development expense, which is charged to operations as incurred, was approximately $53,000 in 1996 and $70,000 in 1995.

      Income taxes:

            The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

            The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Advertising:

            The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $212,813 and $291,039 in 1996 and 1995, respectively.

      Earnings per share:

            Earnings per share of common stock are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year, including the dilutive effect of warrants and stock options outstanding, if any. The weighted average number of common shares and common stock equivalents outstanding during 1996 and 1995 was 6,819,918 and 6,805,000, respectively.

      Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and 1995 and the reported amounts of revenues and expenses for the years ended December 31, 1996 and 1995. Actual results could differ from those estimates.

      Disclosures about Fair Value of Financial Instruments:

            All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash and Cash Equivalents

               The carrying amount approximates fair value because of the short term maturity of those instruments.

            Long Term Debt

               The carrying value approximates fair value for variable rate debt.

      Impairment of long-lived assets

            During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of" (SFAS No. 121)

            SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

            Adoption of SFAS No. 121 resulted in an impairment charge included in pre-tax income of $28,453. The impaired assets are primarily trademarks.

            Measurements of the impairment loss is based on fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows.

2.    SUPPLEMENTARY CASH FLOW INFORMATION

            In October 1996, The Company refinanced $395,823 of its long-term debt with Vermont National Bank through the issuance of long-term debt from KeyBank National Association. (See Note 7) This non-cash transaction has been excluded from payment of principal long term debt and proceeds from the issuance of long-term debt.

            In December 1995, the Company refinanced $600,000 on a bank line of credit (See Note 7) through the issuance of long-term debt. This non-cash transaction has been excluded from payment of notes payable as well as proceeds from the issuance of long-term debt.

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

3.   PROPERTY AND EQUIPMENT

          The components of property and equipment are summarized below:

                                                         1996         1995
                                                      -----------   ----------
           Office Furniture ........................  $   127,144   $  144,147
           Computer equipment ......................      386,608      389,553
           Vehicles ................................       37,285       61,087
           Leasehold improvements ..................    1,539,976    1,352,760
           Machinery and equipment .................    2,130,302    2,032,291
                                                      -----------   ----------
              Total property and equipment .........    4,221,315    3,979,838
           Less: Accumulated depreciation ..........   (1,302,085)     900,392
                                                      -----------   ----------
              Total property and equipment, net ....  $ 2,919,230   $3,079,446
                                                      ===========   ==========

          Depreciation expense was $445,018 in 1996 and $429,721 in 1995. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $38,290 in 1996 and $93,337 in 1995.

4.   INTANGIBLES

          The components of intangibles are summarized below:

                                                              1996        1995
                                                        ----------  ----------
           Trademarks ..............................    $3,099,208  $3,132,968
           Trademark protection costs ..............       154,088     154,088
           Excess purchase price over fair value           422,405     422,405
                                                        ----------  ----------
              Total intangibles ....................     3,675,701   3,709,461
           Less: Accumulated amortization ..........       914,508     668,021
                                                        ----------  ----------
             Total intangibles, net ................    $2,761,193  $3,041,440
                                                        ==========  ==========

          Amortization expense was $251,794 in 1996 and $251,750 in 1995.

5.   NOTES PAYABLE

          Notes payable classified as short-term borrowings are principally debt instruments which matured in 1996, with weighted average interest rates of 6.61% at December 31, 1995.

          During 1995, the Company had a line of credit with KeyBank National Association in the amount of $250,000 for the issuance of letters of credit for international purchases. The Company had $80,000 in letters of credit outstanding at December 31, 1995.

          The Company now has a working capital line of credit with KeyBank National Association in the amount of $1,250,000 (See Note 7). The availability of funds under this Facility is reduced dollar for dollar by any amounts under Letters of Credit issued by the Bank on behalf of the Company. The Bank will not issue Letters of Credit on behalf of the Company in excess of an aggregate of $250,000. This Facility matures October 1, 1998 and calls for interest to be paid monthly at KeyBank National Association "base rate" plus 1% (9.25% as of December 31, 1996.) No amounts were outstanding on this Facility at December 31, 1996. As of December 31, 1996 the Company was in violation of most of the convenants under the facility (See Note 7).

6.   ACCRUED LIABILITIES

          Accrued liabilities at December 31, consist of:

                                                         1996      1995
                                                       --------  --------
          Commissions ...............................  $ 51,924  $ 19,532
          Interest ..................................     7,893    12,303
          Customer prepayments ......................    70,482    60,853
          Payroll and related expenses ..............   120,661    91,266
          Compensated absences ......................    22,101    77,699
          Professional fees .........................    54,297    52,700
          Advertising ...............................    30,000    64,515
          Inventory return ..........................      --      45,936
          Other .....................................    53,875   110,112
                                                       --------  --------
                                                       $411,233  $534,916
                                                       ========  ========

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

7.   LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                                       1996        1995
                                                                    ----------  ----------
      Note payable--TransTechnology Corporation,
        a stockholder, payable in quarterly
        installments of $33,957 plus interest at
        prime in effect at the beginning of each
        quarter (8.25% at December 31, 1996) maturing
        January 1997                                                $   33,957  $  169,786

      Note payable--TransTechnology Corporation,
        a stockholder, payable in quarterly installments
        in an amount equal to seven percent of annualized
        net sales of the Federal Laboratories division
        in excess of an agreed upon base plus interest
        at prime in effect at the beginning of each
        quarter (8.25% at December 31, 1996) with no
        set maturity date; collateralized by the equipment
        purchased in connection with the Federal Laboratories
        division acquisition                                           340,391     318,816

      Note payable--KeyBank National Association, bearing
        interest at the Bank's "base rate" plus 1.25% (9.5% at
        December 31, 1996) payable in monthly installments of
        $15,625 plus interest, due October 1, 1998, collateralized
        by all assets of the Company.                                  718,750        --

      Note payable--Vermont National Bank, bearing interest at
        prime plus .50% (9.0% at December 31, 1995) payable in
        monthly installments of $25,000 plus interest, due
        December 2000, collateralized by all accounts receivable,
        fixed assets and inventory.
        This liability was satisfied in 1996.                             --       620,823

                                                                     1,093,098   1,109,425
      Less: Current maturities                                         949,827     542,248
                                                                    ----------  ----------
      Total long-term debt                                          $  143,271  $  567,177
                                                                    ==========  ==========

     Scheduled and estimated principal repayments on long-term debt are as follows:

     1997                                                              418,577
     1998                                                              330,771
     1999                                                              187,500
     2000                                                              156,250
                                                                    ----------
                                                                     1,093,098

      Interest paid was $102,408 in 1996 and $129,562 in 1995.

      On October 31, 1996, the Company entered into a credit agreement with KeyBank National Association which provides for a maximum of $2,000,000 of credit (the "Credit Agreement") and is subject to a borrowing base formula. The amounts outstanding under the Credit Agreement are secured by virtually all of the Company's presently owned and after-acquired assets.

      The Credit Agreement is separated into two "facilities". One facility provides for a $750,000 term loan maturing October 1, 2000, calling for monthly principal payments of $l5,625 plus accrued interest at the Bank's "base rate" plus 1.25% (9.5% on December 31, 1996). The Company drew fully on the term loan and used the proceeds to pay off the term loan with Vermont National Bank that totaled $395,823, including interest, and used the remaining $354,177 for working capital.

      Availability under the second facility, the line of credit facility, cannot exceed $1,250,000; is reduced, dollar for dollar by any amounts outstanding under letters of credit issued by the bank on behalf of the Company; and is limited to the amount by which the borrowing base (as calculated pursuant to a formula) exceeds the amount outstanding under the term loan. The Bank will not issue letters of credit on behalf of the company in excess of $250,000. The line of credit facility matures on October 1, 1998 and calls for interest to be paid monthly at the Bank's "base rate" plus 1.25% (9.25% as of December 3 1, 1996). No amounts were outstanding on the line of credit facility at December 31, 1996.

      The credit agreement contains various covenants which include the maintenance of certain financial ratios and limitations on capital expenditures, debt and dividends. As of December 31, 1996, the Company was in violation of most of these covenants. The Company has obtained a waiver of these violations for the year ended December 31, 1996 and for the quarter ended March 31, 1997. As partial consideration for the waiver, the Company agreed, in April 1997, to modifications of the definition of the borrowing base set forth in the Credit Agreement. As so modified, the borrowing base formula is 50% of eligible accounts receivable in excess of $3,000,000. The Company has not had eligible accounts receivable in excess of $3,000,000 and, consequently, does not expect to be entitled to borrow any amounts under the line of credit facility. The Company anticipates it will be in covenant violation of the Credit Agreement as of June 30, 1997, and does not expect to obtain an additional waiver. In that event it is likely that the Bank will accelerate the amounts due under the term loan, and the entire amount will become due and payable at that time. Accordingly, this debt has been classified as current. The Company intends to pay off the amounts due to the Bank under the term loan with proceeds from alternate bank financing, the issuance of debt securities or other forms of external financing. The Company is currently negotiating with other financial institutions, but no commitment letter has been obtained. There can be no assurance that alternate financing will be obtained.

      Subsequent to year end, the Company's President and the Chairman of the Board supplied the Company with lines-of-credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines-of-credit expire in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The lines-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in the amount of at least $750,000.

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

8.   INCOME TAXES

     The components of income tax expense (benefit) are:

                                                        1996       1995
                                                       ------    --------
      Current                                          $6,805    $(30,681)
      Deferred                                           --          --
                                                       ------    --------
       Total income tax (benefit) expense              $6,805    $(30,681)
                                                       ======    ========

          The significant components of deferred income tax (benefit) expense attributed to loss from operations for the years ended December 31, 1996 and 1995 are as follows:

                                                          1996        1995
                                                        ---------   ---------

      Current deferred tax expense                      $ 152,618   $ 107,056
      Loss Carryforward                                  (247,244)   (289,049)
      Valuation allowance for deferred
       tax assets                                          94,626     181,993
                                                        ---------   ---------
                                                        $   -0-     $    -0-
                                                        =========   =========

          A comparison of the federal statutory rate to the Company's effective rate is as follows:

                                                            1996     1995
                                                            ----     ----

      U.S. statutory rate                                   (34%)    (34%)
      State taxes, net of federal benefit                     2%       7%
      Miscellaneous permanent differences                     2%       2%
      Valuation allowance for deferred tax assets            34%      24%
      Carryback of alternative minimum tax net
       operating loss                                       --        (6%)

           Adjustments for prior year taxes                  (1%)      2%
                                                            ---      ---

      Effective tax rate                                      3%      (5%)
                                                            ---      ---

          The significant components of deferred tax assets and liabilities are as follows:

                                                          1996        1995
                                                       ---------   ---------
     Current assets (liabilities):
     Allowance for doubtful accounts                   $  40,077   $  19,171
     Inventories, principally due to
     additional costs inventoried for
     tax purposes, pursuant to the Tax
     Reform Act of 1986                                   92,764     212,918
     Accrued expenses                                     42,407     105,572
     Other                                                 7,449       7,449
                                                       ---------   ---------

          Current deferred assets                        182,697     345,110
     Valuation allowance                                (182,697)   (345,110)
                                                       ---------   ---------
          Net current deferred tax assets              $       0   $       0
                                                       =========   =========

     Noncurrent assets (liabilities):
     Intangibles                                          (7,586)    (22,590)
     Plant, equipment and depreciation                  (268,158)   (263,321)
     Net operating loss carryforwards                    536,293     289,049
     Alternative minimum tax credit carryforward            --           372
                                                       ---------   ---------
          Net noncurrent deferred assets                 260,549       3,510
     Valuation allowance                                (260,549)     (3,510)
                                                       ---------   ---------
          Net noncurrent deferred tax assets           $       0   $       0
                                                       =========   =========

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

8.    INCOME TAXES (continued)

            A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The deferred tax assets recorded reflects management's estimate of the amount which will be realized based upon current operating results and contingencies.

            During the year ended December 31, 1996, the valuation allowance increased by $94,626.

            At December 31, 1996, the Company has net operating loss carryforward for federal income tax purposes of approximately $1,360,000. The federal net operating loss carryforward, if unused, will begin to expire during the year ended December 31, 2009.

            Net taxes refunded were $64,628 and $50,464 in 1996 and 1995, respectively.

9.    RELATED PARTY TRANSACTIONS

            The Company receives sublease rental income from a tenant owned partially by then President of the Company, Jon Goodrich. Rental income from this agreement was $24,000 in 1996 and 1995.

            Pursuant to the acquisition of the assets of the Federal Laboratories division from TransTechnology Corporation, the Company leased, from March 1994 until September 1995, the operating facilities in Saltsburg, Pennsylvania. Total lease payments were $60,568 in 1995.

            On June 1, 1994, the Company entered into a lease agreement for a 1977 Cessna 340A twin engine airplane from a related entity. The airplane was used for business travel by employees of the Company. This lease was terminated in March 1995 with no further obligation. Lease payments paid to the affiliate for 1995 were $11,678.

            The Company had both sales to and purchases from related entities. Total sales amounted to $46,422 and $35,003 and purchases amounted to $29,235 and $25,242, for 1996 and 1995, respectively.

            During 1994, the then President of the Company, Jon Goodrich, purchased certain assets in exchange for a note of $21,041. This note was paid in February 1995.

      The Company paid the following fees to officers and directors:

                                           1996             1995
                                         --------         --------
          Legal                          $     0          $ 5,091
          Management/consulting           35,360           46,034

            In September 1995, the Company reached an agreement to settle certain claims with TransTechnology Corporation as a result of the March 1, 1994 purchase of the Federal Laboratories division. As a result of this agreement, TransTechnology Corporation paid the Company $202,485. This receipt included $91,230 which offset obligations of the Company, $97,511 of other income and $13,744 as a reimbursement of current operating expenses.

            The current President, Jon Goodrich, purchased a vehicle from the Company in September 1996 for $9,000 resulting in a gain of $3,519 for the Company.

            In 1996, the former interim President, Robert Norman, purchased office furniture and a vehicle for $17,000 from the Company. The result was a net gain of $6,697.

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

10.   COMMITMENTS AND CONTINGENCIES

            The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

            The Company is a defendant in a lawsuit which alleges breach of contract, fraud and negligent misrepresentation by the Company as a result of the actions of a Company employee in facilitating the sale of an airplane formerly leased by the Company from an affiliated entity. The plaintiff seeks damages in the amount of $200,000 as well as punitive damages and attorney's fees. Management does not expect that the outcome of this case will have a material-adverse effect on the financial position of the Company, although it could have an effect on annual operation results in the period in which it is resolved. The Company has not accrued any liabilities in the financial statements as of December 31, 1996. The Company believes it has strong defenses against the lawsuit.

            Operating lease expense for equipment, vehicles and real estate amounted to $171,947 and $186,420 for 1996 and 1995, respectively. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance and annual cost of living increases. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are:

               1997.................................   88,479
               1998.................................   63,541
               1999.................................   57,600
               2000.................................    4,800
                                                     --------
                                                     $214,420
                                                     ========

            The Company has entered into month to month sublease agreements with tenants of their operating facility in Bennington, Vermont, including those with related parties. Total sublease rental income was $65,160 and $57,641 in 1996 and 1995, respectively.

            The Company has employment agreements with certain of its executive officers and directors, the terms of which expire at various times through September 1998. Such agreements, which have been revised from time to time, provide for minimum termination payments, salary levels, and certain agreements including incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries and payments to terminated executives at December 31, 1996 was approximately $337,000.

            In 1993, the Company entered into a consulting agreement with a former director/stockholder which provides for a fixed annual fee of $50,000 and is renewable annually for a period of five years. In 1995 and 1996, the director/stockholder waived his right to receive payments under his consulting agreement. The director/stockholder resigned from the Board of Directors on March 14, 1997.

            The Company entered into a consulting agreement with a director/stockholder calling for a monthly consulting fee of $1,930 for the period January 1, 1995 to December 31, 1995. This agreement was extended through December 31, 1996.

            During 1994, the Company paid $75,000 to a related entity to acquire all of the rights and obligations under a lease agreement, including an option to purchase the south wing of its principal operating facility. Amortization of this deferrred cost was $13,440 in 1996 and 1995, respectively. The term of the lease expires on January 31, 2000, and requires monthly payments of $4,800, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The option may be exercised for $600,000 at the end of the lease term.

            The Company is party to a Real Estate Purchase Agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the Center and North wings of its Headquarters, after the satisfaction of certain contingencies by VEDA. The purchase price is $1,000,000, payable in cash of $150,000 and a $850,000 promissory note to VEDA at 4% interest, based on a 20 year amortization schedule with a balloon payment of $100,000 due at the end of ten years. The Company has temporarily elected to lease the facility for $4,000 per month, together with taxes, insurance and utilities. The lease is through August 12, 1997 with a renewal option for two, five year periods in the event that the purchase does not occur.

            The Company routinely executes purchase order commitments all of which will be used in the normal course of business.

            As previously disclosed on the Company's 1995 Form 10-KSB, on March 22, 1996, the Company signed Letters of Intent to acquire all of the outstanding shares of capital stock of three separate companies. By May 9, 1996, the Company had terminated its Letters of Intent to purchase these companies.

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

11.   STOCK OPTIONS AND WARRANTS

            During September 1993, the Company adopted the 1993 Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 630,000 shares of common stock upon exercise of the options. The Company has reserved 630,000 shares of common stock to satisfy the requirements of the Plan. The options are non-qualified stock options and are not transferable by the recipient. The Plan is administered by the Compensation Committee of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

            The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the stock option plans. Accordingly, no employee compensation cost has been recognized in 1996. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", net loss would increase from $252,348 to $454,085 in 1996. Net loss per share would increase from $.04 to $.07 in 1996. The weighted average fair value of options granted during 1996, for the purpose of FAS 123, is $.85 per share. No options were granted in 1995.

            In accordance with FAS 123, the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model, assuming no dividend yield and an expected volatility of 77.6% in 1996. The expected life of the option is 5 years and the risk-free interest rate ranges from 5.95% to 6.78% in 1996.

            Activity with respect to these plans is as follows:

                                                          1996                       1995
                                                 ---------------------     -----------------------
                                                             Weighted                  Weighted
                                                             Average                   Average
                                                             Exercise                  Exercise
                                                  Number     Price         Number      Price
                                                  ------     -----         ------      -----
      Shares under option, January 1 ..........   90,100     $ 5.34        116,500     $ 5.38
      Options granted .........................  270,000       1.44           --
      Options exercised .......................    -0-          --            -0-         --
      Options canceled ........................   83,700       5.32         26,400       5.50
                                                 -------     ------        -------     ------
      Shares under option, December 31 ........  276,400       1.54         90,100       5.34
                                                 =======     ======        =======     ======

      Options exercisable, December 31 ........  276,400       1.54         90,100       5.34
                                                 =======     ======        =======

      Shares available for granting of options,
      December 31 .............................  353,600                   539,900
                                                 =======                   ========

            The following is a summary of the status of options outstanding at December 31, 1996:

                            Outstanding Options              Exercisable Options
                            -------------------              -------------------
                                    Weighted
                                    Average      Weighted              Weighted
               Exercise             Remaining    Average               Average
               Price                Contractual  Exercise              Exercise
               Range       Number   Life         Price      Number     Price
               ------------------------------------------  --------------------
               $5.50        6,400    6.96        $5.50        6,400    $5.50
                1.50      220,000   14.53         1.50      220,000     1.50
                1.19       50,000   14.91         1.19       50,000     1.19


                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

11.   STOCK OPTIONS & WARRANTS (Continued)

            In connection with the initial public offering of the Company's securities on November 12, 1993, the Company issued a total of 75,000 common stock purchase warrants to the underwriters of the securities. These warrants are exercisable over a four-year period which began November 12, 1994 at $6.60 per share.

            On August 23, 1994, the Company issued warrants to purchase 60,000 shares of Mace Security International, Inc. common stock at 4.25 per share in connection with the purchase of certain assets of Kindergard Corporation. The warrants are exercisable over a ten year period, expiring on August 24, 2004. During the exercise periods, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by these warrant holders.

            During the exercise periods, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12.   CONCENTRATION OF CREDIT RISK

            The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A summary of the total insured and uninsured cash on deposit as of December 31, follows:

                                                       1996           1995
                                                     --------      ----------
            Total cash in banks.................     $311,963      $  736,814
            Less: Portion insured by FDIC.......      202,667         221,407
                                                     --------      ----------
            Uninsured cash balance..............     $109,296      $  515,407
                                                     ========      ==========

            The Company limits the concentration of credit risk in receivables from retailers by closely monitoring credit and collection policies. Risk of losses from international sales are minimized by requiring the majority of customers to provide irrevocable confirmed letters of credit and/or cash advances. Management believes that the allowance for doubtful accounts is adequate to absorb estimated losses.

13.   EMPLOYEE BENEFIT PLAN

            The Company maintains a voluntary 401(k) plan covering substantially all of its employees. Employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Department of Labor. The Company matches 25% of each dollar contributed by employees up to 16% of their wages. The cost of the plan amounted to $30,573 and $34,872 in 1996 and 1995, respectively.

            In connection with the acquisition of Federal Laboratories, the Company also contributed to the Western Pennsylvania Teamsters and Employers Pension Fund through 1995 when operations were moved to Vermont. The cost of the plan amounted to $20,654 in 1995.

14.   SUBSEQUENT EVENTS

            On January 9, 1997, a voting agreement was signed representing at least 51% of the Company's outstanding stock. The Agreement is among Jon
      E. Goodrich, Chairman of the Board of Directors, Robert P. Gould, a director, and Marvin P. Brown, a director and newly appointed President and Chief Executive Officer. Pursuant to the terms of the Agreement, on all matters covered by the Agreement (the "Shares") will be voted in the manner determined by a majority of the three parties to the Agreement. The Agreement also contains restrictions on transfer of the shares and allows certain of the shares to be released from the terms of the Agreement.

            Prior to entering into the Agreement, the three parties to the Agreement voted their respective shares individually; not as a group. Mr. Goodrich owns a total of 2,659,246 shares, 2,400,000 of which are covered by the Agreement; Mr. Gould owns 1,136,444 shares, 1,100,000 of which are covered by the Agreement; and Mr. Brown owns 70,388 shares, all of which are covered by the Agreement.

            On January 10, 1997, at the request of the parties to the voting agreement, six members of the Board of Directors (Messrs. Foote, Logan, Norman, Duboff, Mitchell, and Rosberg), the then President, Robert D. Norman, and the then Executive Vice President and General Counsel and Secretary, Richard A. Galt; resigned; Marvin Brown was appointed as President; the size of the Board was reduced from nine to five members and Ms. Virgina de Ganahl Russell was appointed as a director.

            On March 14, 1997, Jon Goodrich, the former President, who had been acting under an advisory consulting agreement with the Company, was re-elected to serve as President. Marvin Brown resigned as President and accepted the position of Chairman of the Board. Mr. Gould resigned from the Board.

15.   FOURTH QUARTER ADJUSTMENTS

            Results for the fourth quarter of 1996 were negatively impacted by the expensing of stock grants, stock based compensation and a bonus (in an aggregate of $57,272) and the write off of impaired intangibles ($28,453).

                        MACE SECURITY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

16.   SEGMENT INFORMATION

            The Company operates in principally two industry segments: (1), the manufacture, distribution and sale of Mace(R) brand defense sprays and personal safety products to the civilian consumer market, "Consumer"; and
      (2), the manufacture, distribution and sale of tear gas grenades, defense sprays, projectiles and cartridges to law enforcement agencies, "Law Enforcement". The Law Enforcement segment represented 59% and 62.6% of sales for the Company in 1996 and 1995, respectively. Intersegment sales are not material and operating income represents total revenues less operating expenses. Identifiable assets are those assets employed in each segment's operation, including an allocated value to each segment of cost in excess of net assets acquired.

            Information concerning the Company's business segments in fiscal 1996 and 1995 is as follows:

                                                   1996           1995
                                               ------------   ------------

      NET SALES
        Consumer                               $  4,437,020   $  4,771,383
        Law Enforcement                           6,387,183      7,978,474
                                               ------------   ------------
          Total net sales                        10,824,203   $ 12,749,857
                                               ============   ============

      OPERATING (LOSS) INCOME
        Consumer                                    252,739       (336,758)
        Law Enforcement                            (505,457)      (369,848)
                                               ------------   ------------
           Total operating loss                $   (252,718)  $   (706,606)
                                               ============   ============

      IDENTIFIABLE ASSETS
        Consumer                                  3,953,740      4,747,367
        Law Enforcement                           8,969,970      7,795,540
        Unallocated, corporate                    1,198,880      1,650,852
                                               ------------   ------------
          Total assets                         $ 14,122,590   $ 14,193,759
                                               ============   ============

       DEPRECIATION AND AMORTIZATION
        Consumer                                    266,854        257,225
        Law Enforcement                             445,380        437,686
                                               ------------   ------------
          Total depreciation and amortization  $    712,240   $    694,911
                                               ============   ============

       CAPITAL EXPENDITURES
         Consumer                                    41,563        195,380
         Law Enforcement                            225,783        402,779
         Unallocated, corporate                      37,057        183,070
                                               ------------   ------------
           Total capital expenditures          $    304,403   $    781,229
                                               ============   ============

      The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized for 1996 and 1995 by geographic area for the Company as a whole:

                                                     1996          1995
                                                  ----------    ----------
             GEOGRAPHIC AREA
                Central/South America             $1,356,000    $1,876,000
                Middle East                          761,000     1,716,000
                Asia                                 660,000       597,000
                Europe                               151,000       301,000
                Canada                               137,000       161,000
                Other                                 92,000        84,000
                                                  ----------    ----------
                 Total Export Sales               $3,157,000    $4,735,000
                                                  ==========    ==========

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       MACE SECURITY INTERNATIONAL, INC.


                                       By: /s/ Jon E. Goodrich
                                           -------------------------------------
                                           Jon E. Goodrich
                                           President and CEO

Date: March 31, 1997

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                   Title                       Date


/s/ Jon E. Goodrich                 President, CEO              March 31, 1997
------------------------------
Jon E. Goodrich                     And Director


/s/ Marvin P. Brown                 Chairman of the             March 31, 1997
------------------------------
Marvin P. Brown                     Board


/s/ Virginia de Ganahl Russell      Director                    March 31, 1997
------------------------------
Virginia de Ganahl Russell


/s/ James West                      Director                    March 31, 1997
------------------------------
James West


/s/ Brian L. Kelley                 Treasuer/Principal          March 31, 1997
------------------------------
Brian L. Kelley                     Financial Officer