Form 10QSB
period 1997-03-31
MACE SECURITY INTERNATIONAL INC
filed 1997-05-15
CIK 912607

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 69270-NY

                        MACE SECURITY INTERNATIONAL, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               030311630
    -------------------------------        ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

160 Benmont Avenue, Bennington, Vermont                      05201
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code        802-447-1503

Show by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                        MACE SECURITY INTERNATIONAL, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I      FINANCIAL INFORMATION

            Item 1 - Financial Statements

                 Statements of Operations and Retained Earnings-
                 Three Months Ended March 31, 1997 and 1996               1

                 Balance Sheets - March 31, 1997 and December 31, 1996    2

                 Statements of Cash Flows - Three Months Ended
                 March 31, 1997 and March 31, 1996                        3

                 Notes to Financial Statements                            4

            Item 2 - Management's Discussion and Analysis of Financial    5
            Condition and Results of Operations

PART II     OTHER INFORMATION

            Item 1 - Legal Proceedings                                    7

            Item 6 - Exhibits and Reports on Form 8-K                     8

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MACE SECURITY INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                   -----------

                                              Three Months Ended March 31,
                                              ----------------------------

                                                    1997           1996
                                                -----------    -----------

Net Sales ...................................   $ 2,338,558    $ 3,003,085
Cost of sales ...............................     1,460,232      1,622,733
                                                -----------    -----------

  Gross profit ..............................       878,326      1,380,352

Operating expenses:

  General and administrative ................       791,102        639,798
  Selling ...................................       358,950        636,706
                                                 ----------    -----------

      Operating (loss)income ................      (271,726)       103,848

Other (income) expense:

  Interest income ...........................        (2,756)        (3,186)
  Interest expense ..........................        23,763         23,891
  Other income ..............................       (17,663)       (16,513)
                                                 -----------    -----------
                                                      3,344          4,192
                                                 -----------    -----------

      (Loss) Income before
            income tax expense ..............      (275,070)        99,656

Income tax expense ..........................         1,956         10,962
                                                 ----------    -----------

      Net (loss) income .....................      (277,026)        88,694

Deficit, beginning
  of period .................................    (1,542,901)    (1,290,553)
                                                 -----------    -----------

Deficit, end of period ......................   $(1,819,927)   $(1,201,859)
                                                 ===========    ===========

(Loss) income per share
      of common stock .......................   $     (0.04)   $      0.01
                                                 ===========    ===========

Weighted average number
  of common shares outstanding ..............     6,825,000      6,805,000
                                                 ===========    ===========

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                                                                March 31,     December 31,
                                                                  1997           1996
                                                              -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents..........................         $   454,940     $   345,554
  Accounts receivable, less allowance for
    doubtful accounts
    ($113,076; 1997; $101,603; 1996).................           1,637,067       2,567,920
  Inventories:
    Finished goods...................................           2,009,181       1,729,882
    Work in process..................................             976,986       1,184,590
    Raw material and supplies........................           2,317,421       2,311,407
  Prepaid expenses...................................             198,645         171,271
                                                              -----------     -----------
    Total current assets.............................           7,594,240       8,310,624
Property and equipment, net..........................           2,830,818       2,919,230
Intangibles, net.....................................           2,698,807       2,761,193
Other assets.........................................             160,243         131,543
                                                              -----------     -----------

    Total Assets                                              $13,284,108     $14,122,590
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...............             868,645         949,827
  Accounts payable...................................             569,642       1,012,777
  Accrued liabilities................................             365,744         411,233
  Corporate income taxes payable.....................               8,000          ------
                                                              -----------     -----------
  Total current liabilities..........................         $ 1,812,031       2,373,837
Long-term debt.......................................             143,621         143,271
                                                              -----------     -----------
    Total liabilities................................           1,955,652       2,517,108
                                                              -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share; authorized
    18,000,000 shares; issued
    6,825,000 and 6,825,000 shares
   in 1997 and 1996, respectively....................              68,250          68,250
  Additional paid in capital.........................          13,080,133      13,080,133
  Deficit............................................          (1,819,927)     (1,542,901)
                                                              -----------     -----------
    Total stockholders' equity.......................          11,328,456      11,605,482
                                                              -----------     -----------

    Total Liabilities and Stockholders' equity.......         $13,284,108     $14,122,590
                                                              ===========     ===========

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   -----------

                           INCREASE (DECREASE) IN CASH

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1997          1996
                                                          ----          ----

Operating activities:

  Net (loss) income ................................    $(277,026)    $  88,694
  Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating
     activities:
    Depreciation ...................................      110,962       111,209
    Amortization ...................................       65,746        66,309
    Allowance for bad debts ........................       11,473         9,948
    Loss on sale of assets .........................       ------           687
  Changes in operating assets and liabilities:
    Accounts receivable ............................      919,380      (695,727)
    Inventories ....................................      (77,709)      231,286
    Prepaid expenses ...............................      (27,374)       85,203
    Accounts payable ...............................     (443,135)     (131,085)
    Accrued liabilities ............................      (45,489)       (1,383)
    Corporate income tax payable ...................        8,000        ------
    Other assets ...................................      (32,060)        1,520
                                                        ---------     ---------
      Net cash provided by (used in) operating

        activities .................................      212,768      (233,339)
                                                        ---------     ---------

Investing activities:
  Purchase of property and equipment ...............      (22,550)      (19,763)
  Proceeds from sale of property and equipment .....       ------         1,850
                                                        ---------     ---------
    Net cash used in investing activities ..........      (22,550)      (17,913)

Financing activities:
  Payment of principal of long-term debt ...........      (80,832)      (87,381)
  Payment of notes payable .........................       ------       (44,245)
                                                        ---------     ---------
      Net cash used in financing
       activities ..................................      (80,832)     (131,626)
                                                        ---------     ---------

Net increase (decrease) in cash ....................      109,386      (382,878)

Cash:
  Beginning of period ..............................      345,554       505,638
                                                        ---------     ---------
  End of period ....................................    $ 454,940     $ 122,760
                                                        =========     =========

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    --------


1.  MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996.

2.  EARNINGS PER SHARE

    Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented.

    Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three months ended March 31, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

3.  LONG TERM DEBT

    As previously disclosed on the Company's 1996 Form 10-KSB, on April 14, 1997, the Company's President and the Chairman of the Board supplied the Company with lines-of-credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines-of-credit expire in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The lines-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in the amount of at least $750,000. The Company believes that these lines-of-credit will be adequate to meet its operating needs over the next twelve months and to repay the KeyBank National Association term loan if payment is demanded after June 30, 1997. No amounts were outstanding on these lines as of May 14, 1997.

4.  INCOME TAXES

    The Company's income tax expense for the three months ended March 31, 1997 represents corporate franchise taxes.

5.  COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a lawsuit which alleges breach of contract, fraud and negligent misrepresentations by the Company as a result of the actions of a Company employee in facilitating the sale of an airplane formerly leased by the Company from an affiliated entity. The plaintiff seeks damages in the amount of $200,000 as well as punitive damages and attorneys' fees. Management does not expect that the outcome of this case will have a material-adverse effect on the financial position of the Company, although it could have an effect on annual operation results in the period in which it is resolved. The Company has not accrued any liabilities in the financial statements as of March 31, 1997. The Companies believes it has strong defenses against the lawsuit.

6.  GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the three months ended March 31, 1997 included $130,000 of bonus and severance payments and related costs paid to the Company's former President/CEO and former executive vice president and general counsel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar support. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

For the three months ended March 31, 1997.

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three-month period ended March 31, 1997 decreased $664,527 or 22.1% compared to the same period in 1996. This decrease is principally due to lower Consumer division sales partially offset by an increase in Law Enforcement division revenues. Consumer division sales decreased by $918,369 for the three months ended March 31, 1997 as compared to the same period in 1996. Law Enforcement division sales increased by $253,842 over the three months ended March 31, 1997 as compared to the same period in 1996. The primary reason for the Consumer division sales decrease is due to the first quarter 1996 large initial purchases by two major national accounts. There were no large initial orders from national accounts during the first quarter of 1997. The primary reason for the increase in Law Enforcement division sales is the result of continuing increases in sales of defense sprays to the Law Enforcement market.

Gross profit was 37.6% of net sales for the three months ended March 31, 1997 as compared to 46.0% for the similar period in 1996. Lower first quarter sales of the higher margin Consumer division product line is primarily the reason for the decrease in gross margin. Consumer division net sales, as a percentage of total net sales, decreased from 53.3% for the quarter ended March 31, 1996 to 29.2% for the quarter ended March 31, 1997. Consumer division gross margin was 48.7% and the Law Enforcement divisions' gross margin was 33.0% for the first quarter of 1997.

Operating expenses were 49.2% of net sales for the three months ended March 31, 1997 as compared to 42.5% for the corresponding period in 1996.

General and administrative expenses increased 23.6% to $791,102 for the three months ended March 31, 1997 as compared to the same period in 1996. This increase is principally due to severance and bonus payments and related costs paid to the Company's former President/CEO and former executive vice president and general counsel. These payments amounted to approximately $130,000.

Selling expenses for the three months ended March 31, 1997 decreased 43.6% to $358,950 as compared to the like period in 1996. As a percentage of net sales, these expenses declined to 15.3% for the three months ended March 31, 1997 from 21.2% for the same period in 1996. A reduction in advertising and commission expenses is the primary reason for the decrease. The Company is continuing the effort to match selling expenses with sales.

Other expense, net was $3,344 and $4,192 for the three month periods ended March 31, 1997 and 1996 respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash increased by $109,386 during the quarter ended March 31, 1997 as a result of accounts receivable collections, partially offset by decreases in accounts payable, accrued expenses and long-term debt.

Accounts receivable decreased $919,380 during the three months ended March 31, 1997 principally due to a reduction in net sales of $1,071,360 from the fourth quarter of 1996 as compared to the first quarter of 1997.

Accounts payable and accrued expenses were reduced by $488,624 principally due to the application of accounts receivable collections to these liabilities.

As previously disclosed on the Company's 1996 Form 10-KSB, on April 14, 1997, the Company's President and the Chairman of the Board supplied the Company with lines-of-credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines-of-credit expire in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The lines-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in the amount of at least $750,000. The Company believes that these lines-of-credit will be adequate to meet its operating needs over the next twelve months and to repay the KeyBank National Association term loan if payment is demanded after June 30, 1997.

Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three months ended March 31, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of any legal proceedings other than those disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. There have been no material changes or activity in any of the proceedings disclosed in such Annual Report.

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

                                        MACE SECURITY INTERNATIONAL, INC.


Date:  May 14, 1997                     /s/ Jon E. Goodrich
                                        ----------------------------------------
                                            Jon E. Goodrich, President


Date:  May 14, 1997                     /s/ Timothy D. Smith
                                        ----------------------------------------
                                               Timothy D. Smith, Treasurer
                                               Principal Financial Officer