Form 10QSB
period 1997-06-30
MACE SECURITY INTERNATIONAL INC
filed 1997-08-19
CIK 912607

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                        Commission file number: 69270-NY
                                                --------

                        MACE SECURITY INTERNATIONAL, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     030311630
------------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

160 Benmont Avenue, Bennington, Vermont       05201
------------------------------------        ----------
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code    802-447-1503
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                        MACE SECURITY INTERNATIONAL, INC.

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

       Item 1 - Financial Statements

            Statements of Operations and Retained Earnings-
            Three Months and Six Months Ended June 30, 1997 and 1996       1

            Balance Sheets - June 30, 1997 and December 31, 1996           2

            Statements of Cash Flows - Six Months Ended
            June 30, 1997 and June 30, 1996                                3

            Notes to Financial Statements                                  4

       Item 2 - Management's Discussion and Analysis of Financial          5
       Condition and Results of Operations

PART II OTHER INFORMATION

       Item 1 - Legal Proceedings                                          7

       Item 6 - Exhibits and Reports on Form 8-K                           7

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MACE SECURITY INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

 Three Months Ended June 30,                                       Six Months Ended June 30,
 ---------------------------                                       -------------------------
    1997          1996                                                1997           1996
    ----          ----                                                ----           ----
$ 2,926,616    $ 2,709,142    Net Sales                           $ 5,265,174    $ 5,712,227
  1,862,690      1,671,021    Cost of Sales                         3,322,922      3,293,754
-----------    -----------                                        -----------    -----------

  1,063,926      1,038,121        Gross Profit                      1,942,252      2,418,473

                              Operating expenses:
    569,038        596,353      General and Administrative          1,360,140      1,236,151
    482,975        417,874      Selling                               841,925      1,054,580
-----------    -----------                                        -----------    -----------

     11,913         23,894    Operating income (loss)                (259,813)       127,742

                              Other (income) expense:
     (4,652)       (10,431)     Interest income                        (7,408)       (13,617)
     23,517         22,626      Interest expense                       47,280         46,517
    (29,137)       (11,717)     Other income                          (46,800)       (28,230)
-----------    -----------                                        -----------    -----------
    (10,272)           478                                             (6,928)         4,670
-----------    -----------                                        -----------    -----------

     22,185         23,416    Income (loss) before income            (252,885)       123,072
                                tax expense

      3,481          2,576    Income tax expense                        5,437         13,538
-----------    -----------                                        -----------    -----------

     18,704         20,840         Net income (loss)                 (258,322)       109,534

$(1,819,927)   $(1,201,859)   Deficit, beginning of period        $(1,542,901)   $(1,290,553)
-----------    -----------                                        -----------    -----------

$(1,801,223)   $(1,181,019)   Deficit, end of period              $(1,801,223)   $(1,181,019)
===========    ===========                                        ===========    ===========
                              Income (loss) per share
$      0.00    $      0.00      of common stock                   $     (0.04)   $      0.02
===========    ===========                                         ===========   ===========

                              Weighted average number
                                of common shares
  6,825,000      6,824,560      outstanding                         6,825,000      6,814,780
===========    ===========                                         ===========   ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                   (Unaudited)
                                   -----------

                                                      June 30,      December 31,
                                                        1997           1996
                                                    ------------   ------------

ASSETS
Current assets:
  Cash and cash equivalents ......................  $    604,415   $    345,554
    Accounts receivable, less allowance for
    doubtful accounts
    ($101,005, 1997; $101,603, 1996) .............     2,206,718      2,567,920
  Inventories:
    Finished goods ...............................     1,721,171      1,729,882
    Work in process ..............................       912,061      1,184,590
    Raw material and supplies ....................     2,204,919      2,311,407
  Prepaid expenses ...............................       170,916        171,271
                                                    ------------   ------------
    Total current assets .........................     7,820,200      8,310,624
Property and equipment, net ......................     2,745,500      2,919,230
Intangibles, net .................................     2,636,421      2,761,193
Other assets .....................................       123,540        131,543
                                                    ------------   ------------

    Total Assets .................................  $ 13,325,661   $ 14,122,590
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...........       782,507        949,827
  Accounts payable ...............................       382,107      1,012,777
  Accrued liabilities ............................       622,978        411,233
  Corporate income taxes payable .................         8,024             --
                                                    ------------   ------------
    Total current liabilities ....................     1,795,616      2,373,837

Long-term debt ...................................       182,885        143,277
                                                    ------------   ------------
    Total liabilities ............................     1,978,501      2,517,108
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued and
    outstanding 6,825,000 in 1997 and 6,825,000 in
    1996 .........................................        68,250         68,250
  Additional paid in capital .....................    13,080,133     13,080,133
  Deficit ........................................    (1,801,223)    (1,542,901)
                                                    ------------   ------------
    Total Stockholders' equity ...................    11,347,160     11,605,482
                                                    ------------   ------------

    Total Liabilities and Stockholders' equity ...  $ 13,325,661   $ 14,122,590
                                                    ============   ============


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   ----------

                           INCREASE (DECREASE) IN CASH

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                               1997        1996
                                                               ----        ----
Operating activities:
  Net (loss) income                                         $(258,322)  $ 109,534
  Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
    Depreciation                                              222,385     223,365
    Amortization                                              131,492     132,617
    Allowance for bad debts                                      (598)     (1,936)
    Loss on sale of assets                                         --       2,571
  Changes in operating assets and liabilities:
    Accounts receivable                                       361,800    (435,804)
    Inventories                                               387,728     435,920
    Prepaid expenses                                              355     148,929
    Accounts payable                                         (630,670)   (250,256)
    Accrued liabilities                                       211,745     (71,069)
    Corporate income tax payable                                8,024          --
    Other assets                                                1,283      (2,192)
                                                            ---------   ---------
      Net cash provided by operating activities               435,222     291,679
                                                            ---------   ---------

Investing activities:
  Purchase of property and equipment                          (48,655)   (149,597)
  Proceeds from sale of property and equipment                     --      11,550
                                                            ---------   ---------
      Net cash used in investing activities                   (48,655)   (138,047)
                                                            ---------   ---------

Financing activities:
  Payment of principal of long-term debt                     (127,706)   (196,339)
  Payment of notes payable                                         --     (89,187)
                                                            ---------   ---------
      Net cash used in financing activities                  (127,706)   (285,526)
                                                            ---------   ---------

Net increase (decrease) in cash                               258,861    (131,894)

Cash:
  Beginning of period                                         345,554     505,638
                                                            ---------   ---------
  End of period                                             $ 604,415   $ 373,744
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

      Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the six months ended June 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

3.    LONG TERM DEBT

      As previously disclosed on the Company's 1996 annual report on Form 10-KSB (the "1996 Form 10-KSB"), the Company was in violation of various covenants on the KeyBank National Association term loan. The Company has obtained a waiver of these covenants through October 31, 1997. The Company has received a letter of intent from the First National Bank of New England for a $1,500,000 ten-year Commercial Term Loan, bearing interest at prime + 1.5% and a $250,000 one-year annually renewable commercial revolving line of credit bearing interest at prime + 1.00%. The letter of intent is not and should not be construed as a commitment to lend. The Company intends to pay off KeyBank National Association in full and, accordingly, this debt has been classified as current.

4.    INCOME TAXES

      The Company's income tax expense for the three and six months ended June 30, 1997 represents corporate franchise taxes.

5.    SUBSEQUENT EVENTS

      On July 1, 1997, the Company purchased all of the issued and outstanding Common Stock of MSP, Inc., an Aurora, Colorado marketer of a diversified line of consumer safety and security products. The company will treat MSP, Inc. as a subsidiary and will consolidate its results of operations with Mace Security International, Inc. and elminate any intercompany transactions. All of the issued and outstanding common stock of MSP, Inc. were transferred to MSI in consideration for 95,000 shares of MSI common stock. MSI's and MSP's stock was placed in escrow and will remain in escrow over a one-year period. Eighty thousand shares of MSI's Common Stock will be delivered to the former shareholders of MSP if certain financial performance criteria is met. An additional fifteen thousand shares of MSI's Common Stock will also be delivered to the former shareholders of MSP if certain additional financial performance criteria is met. The assets purchased consist mainly of intangibles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar support. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified below and may vary significantly based on a number of factors including, but not limited, marketing success, product development, production, manufacturing costs, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

For the three and six months ended June 30, 1997

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three month period ended June 30, 1997 increased 8%, in comparison to the same period in 1996. Net sales for the six month period ended June 30, 1997 decreased 7.8% in comparison to the same period in 1996. The increase in second quarter sales is principally due to a 40.6% increase, or $644,136, in Law Enforcement division revenues partially offset by a 40.0% decrease, or $426,662, in Consumer division revenues. For the six months ended June 30, 1997, Law Enforcement division sales increased by 30%, or $897,978, over the prior year comparable period while Consumer Division sales decreased by 49.4%, or $1,345,031, for the same comparable period.

The primary reasons for the Law Enforcement division second quarter sales increase are shipments of several large international orders during the second quarter of 1997 as well as the continued increase of Law Enforcement division defense sprays both internationally and domestically.

The primary reasons for the Consumer Division sales decrease is the continued cyclical decline of the consumer market.

Gross profit was 36.4% and 36.9% of net sales respectively for the three and six month periods ended June 30, 1997 as compared to 38.3% and 42.3% for the identical periods in 1996. The principal reason for the decrease in gross profit margin for both the second quarter and the six months ended June 30, 1997 as compared to the like periods in 1996 is due to the Company's sales mix; a higher proportion of total sales consists of lower margin products. For the second quarter of 1997 the higher margin Consumer division product line represented 23.8% of total Company net sales compared to 41.4% for the second quarter of 1996. For the six months ended June 30, 1997 the Consumer division product line represented 26.2% of total Company net sales compared with 47.6% for the same 1996 period. Consumer Division gross margin was 49.6% for six months ended June 30, 1997 compared to 49.4% for the same period in 1996. Law Enforcement division gross margin was 32.4% for the six months ended June 30, 1997 compared to 35.7% for the same period in 1996. A primary reason for the Law Enforcement division decline in 1997 is sales of large orders to several international law enforcement agencies that yielded lower gross margins as a result of manufacturing rework incurred during the fourth quarter of 1996 and early 1997.

Operating expenses for the three and six month periods ended June 30, 1997 were 35.9% and 41.8% of net sales as compared to 37.4% and 40.1% for the corresponding periods in 1996.

General and administrative expenses for the three month period ended June 30, 1997 were $569,038 representing 19.4% of net sales as compared to $596,353 representing 22% of net sales in the same quarter in 1996. General and administrative expenses for the six month period ended June 30, 1997 were $1,360,140 representing 25.8% of net sales compared to $1,236,151 representing 21.6% of net sales for the corresponding period in 1996. The second quarter decrease, from 1996 to 1997, is the result of Management's continued cost-cutting program initiated in 1996. The increase for the six months ended June 30, 1997 is principally due to severence and bonus payments and related costs made in the first quarter to the Company's former President/CEO and former Executive Vice President and General Counsel.

Selling expenses for the three and six month periods ended June 30, 1997 were 16.5% and 16% of net sales as compared to 15.4% and 18.5% of net sales for the same periods in 1996. The increase in second quarter selling expenses, from 1996 to 1997, is principally due to commissions on several large international shipments during the second quarter of 1997. The commission rate varies considerably among countries. The decrease from the six months ended June 30, 1996 to 1997 is principally due to a reduction in advertising expenses as Management continues its effort to match selling expenses with sales.

Other (income) expense, net for the three and six month periods ended June 30, 1997, was ($10,272) and ($6,928) as compared to $478 and $4,670 for the identical periods in 1996. The primary reason for the increase in other (income) is the additional rental income from new tenants in the retail portion of the Holden-Leonard Mill facility, in which the Company has its headquarters, partially offset by a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES:

Cash increased by $258,861 during the six months ended June 30, 1997 as a result of accounts receivable collections, reduction of inventories, and an increase in accrued liabilities, partially offset by a decrease in accounts payable.

Inventories decreased $387,728 during the six months ended June 30, 1997. This reduction reflects the sale of Federal Laboratories(R) finished goods produced in 1996 and during the first quarter of 1997 to fill orders placed in late 1996 and shipped in 1997.

Accounts payable and accrued liabilities, when netted together, decreased by $418,925 principally due to the application of accounts receivable collections and inventory liquidations to those liabilities.

As previously disclosed in the Company's 1996 Form 10-KSB, the Company was in violation of various covenants on the KeyBank National Association term loan. The Company has obtained a waiver of these covenants through October 31, 1997. The Company has received a letter of intent from the First National Bank of New England for a $1,500,000 ten-year Commercial Term Loan, bearing interest at prime + 1.5% and a $250,000 one-year annually renewable commercial revolving line of credit bearing interest at prime + 1.00%. The letter of intent is not and should not be construed as a commitment to lend. The Company intends to pay off KeyBank National Association in full and, accordingly, this debt has been classified as current.

The Company anticipates relocating its aerosol filling operation from the South wing to the Center wing of its operating facility before the end of 1997. The capital expenditure for this relocation is expected to be $75,000.

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

As disclosed in the Company's Form 10-KSB for the year ended December 31, 1996, a suit was filed by B. P. Apparel, Inc., Easley, South Carolina, in the Court of Common Pleas, County of Lexington, South Carolina on August 10, 1995. The Complaint alleges breach of contract, fraud and negligent misrepresentation by the Company as a result of the actions of a Company employee in facilitating the sale of an airplane formerly leased by the Company from G&G Realty, Inc., Lillington, North Carolina. The plaintiff sought damages in the amount of $200,000 as well as punitive damages and attorneys' fees. This matter came on for trial in the above-referenced court on May 26 and 27, 1997. Hon. William P. Keesley signed a Statement of Judgment stating that at the conclusion of the plaintiff's case, the court found the evidence insufficient, as a matter of law, to give rise to recovery for breach of contract, fraud or negligent misrepresentation. The alleged agreement in question was also held to be unenforceable because of the Statute of Frauds. Plaintiffs had until July 7, 1997 to appeal this decision which, to the Company's knowledge, has not occurred.

In June, 1997, a suit in Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida (Docket No. CI 97-3805) was filed by Kerry Scola who alleges injury as a result of being sprayed with a "tear gas" product at a Grateful Dead concert in April of 1994 due to an incident involving the City of Orlando Police. The Company is one of several "tear gas manufacturer defendants" in this matter. The Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

Other than the foregoing, the Company is not aware of any new claim filed or threatened against it during the quarter ended June 30, 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    (10.56) Waiver and Second Modification of Loan Agreement between the Company and KeyBank National Association dated June 30, 1997

    (10.57) Stock Purchase Agreement between the Company and Howard S. Edelman dated July 1, 1997.

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

            MACE SECURITY INTERNATIONAL, INC.


Date: August 15, 1997  /s/ Jon E. Goodrich
                       ---------------------------------
                       Jon E. Goodrich
                       President and Chief Executive Officer


Date:  August 15, 1997 /s/ Timothy D. Smith
                       ---------------------------------
                       Timothy D. Smith, Treasurer
                       Principal Financial Officer