Form 10QSB
period 1997-09-30
MACE SECURITY INTERNATIONAL INC
filed 1997-11-14
CIK 912607

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended: September 30, 1997

                                          OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _______ to _________

                          Commission file number:   69270-NY

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

                        MACE SECURITY INTERNATIONAL, INC.

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Consolidated Statements of Operations and Deficit -
        Three Months and Nine Months Ended September 30, 1997 and 1996        1

        Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996                                                    2

        Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1997 and September 30, 1996                             3

        Notes to Consolidated Financial Statements                            4

   Item 2 - Management's Discussion and Analysis of Financial                 6
   Condition and Results of Operations

PART II     OTHER INFORMATION

   Item 1 - Legal Proceedings                                                 8

   Item 6 - Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                   10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MACE SECURITY INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                   (Unaudited)

Three Months Ended September 30,                                   Nine Months Ended September 30,
--------------------------------                                   -------------------------------
     1997         1996                                                    1997           1996
     ----         ----                                                    ----           ----

$ 2,141,215   $ 1,702,058           Net Sales                         $ 7,406,389   $ 7,414,285
  1,294,050       907,436           Cost of sales                       4,616,972     4,201,190
-----------   -----------                                             -----------   -----------

    847,165       794,622           Gross profit                        2,789,417     3,213,095

                                    Operating expenses:
    692,886       658,882             General and Administrative        2,053,026     1,895,033
    456,340       425,905             Selling                           1,298,265     1,480,485
-----------   -----------                                             -----------   -----------

   (302,061)     (290,165)          Operating loss                       (561,874)     (162,423)

                                    Other (income) expense:
     (7,143)       (4,413)           Interest income                      (14,551)      (18,030)
     26,702        21,455             Interest expense                     73,982        67,972
    (26,081)      (29,109)            Other income                        (72,881)      (57,339)
-----------   -----------                                             -----------   -----------
     (6,522)      (12,067)                                                (13,450)       (7,397)

   (295,539)     (278,098)          Loss before income                   (548,424)     (155,026)
                                      tax expense

      1,680       (25,551)          Income tax expense (benefit)            7,117        12,013
-----------   -----------                                             -----------   -----------

   (297,219)     (252,547)          Net loss                             (555,541)     (143,013)

                                    Deficit,
 (1,801,223)  $(1,181,019)            beginning of period              (1,542,901)   (1,290,553)
-----------   -----------                                             -----------   -----------

                                    Deficit,
$(2,098,442)   (1,433,566)            end of period                   $(2,098,442)  $(1,433,566)
===========   ===========                                             ===========   ===========

                                    Loss per share
$     (0.04)  $     (0.04)            of common stock                 $     (0.08)  $     (0.02)
===========   ===========                                             ===========   ===========
                                    Weighted average number
                                    of common shares
  6,945,326     6,825,000           outstanding                         6,865,550     6,818,212
===========   ===========                                             ===========   ===========

                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1997           1996
                                                        ----           ----
ASSETS
Current assets:
  Cash and cash equivalents ....................... $    406,033   $    345,554
  Temporary Investments ...........................      800,595           --
  Accounts receivable, less allowance for
    doubtful accounts
    ($79,925, 1997; $101,603, 1996) ...............    1,813,994      2,567,920
  Inventories:
    Finished goods ................................    1,803,134      1,729,882
    Work in process ...............................      963,979      1,184,590
    Raw material and supplies .....................    2,285,184      2,311,407
  Prepaid expenses ................................      224,331        171,271
                                                    ------------   ------------
    Total current assets ..........................    8,297,250      8,310,624
Property and equipment, net .......................    2,699,754      2,919,230
Intangibles, net ..................................    2,779,333      2,761,193
Notes Receivable - Related Parties ................       12,918           --
Other assets ......................................      124,482        131,543
                                                    ------------   ------------

    Total Assets .................................. $ 13,913,737   $ 14,122,590
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ............      110,415        949,827
  Accounts payable ................................      423,213      1,012,777
  Accrued liabilities .............................      378,614        411,233
  Corporate income taxes payable ..................        6,344           --
                                                    ------------   ------------

  Total current liabilities .......................      918,586      2,373,837

Long-term debt ....................................    1,689,585        143,271
                                                    ------------   ------------
    Total liabilities .............................    2,608,171      2,517,108
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    7,081,666 and 6,825,000 shares
    in 1997 and 1996, respectively ................       70,817         68,250
  Additional paid in capital ......................   13,333,191     13,080,133
  Deficit .........................................   (2,098,442)    (1,542,901)
                                                    ------------   ------------
    Total stockholders' equity ....................   11,305,566     11,605,482
                                                    ------------   ------------

    Total Liabilities and Stockholders' equity .... $ 13,913,737   $ 14,122,590
                                                    ============   ============

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997         1996
                                                     ----         ----
Operating activities:
  Net loss ...................................  $  (555,541)  $(143,013)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:
    Depreciation .............................      335,112     333,224
    Amortization .............................      198,995     208,772
    Allowance for bad debts ..................      (21,678)      8,600
    Gain on sale of assets ...................       (1,200)    (10,249)
  Changes in operating assets and liabilities:
    Accounts receivable ......................      775,604     (34,643)
    Notes receivable - related parties .......      (12,918)       --
    Inventories ..............................      256,715    (201,131)
    Prepaid expenses .........................      (24,260)    216,018
    Accounts payable .........................     (589,564)    160,762
    Accrued liabilities ......................      (32,619)   (143,937)
    Corporate income tax payable .............        6,344        --
    Other assets .............................        2,781      (8,932)
                                                -----------   ---------
      Net cash provided by operating
        activities ...........................      337,771     385,471
                                                -----------   ---------

Investing activities:
  Purchase of property and equipment .........     (109,636)   (251,664)
  Proceeds from sale of property and equipment        1,200      29,850
  Cash disbursed for acquisition .............      (46,363)       --
  Purchase of temporary investments ..........     (800,595)       --
                                                -----------   ---------
     Net cash used in investing activities ...     (955,394)   (221,814)
                                                -----------   ---------

Financing activities:
  Payment of principal of long-term debt .....     (499,348)   (305,296)
  Proceeds from issuance of long-term debt ...    1,177,450        --
  Payment of notes payable ...................         --      (119,920)
                                                -----------   ---------
      Net cash provided by (used in) financing
       activities ............................      678,102    (425,216)
                                                -----------   ---------

Net increase (decrease) in cash ..............       60,479    (261,559)

Cash:
  Beginning of period ........................      345,554     505,638
                                                -----------   ---------
  End of period ..............................  $   406,033   $ 244,079
                                                ===========   =========

                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

1.    MANAGEMENT OPINION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996.

2.    EARNINGS PER SHARE

      Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented.

      Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the nine months ended September 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

3.    ACQUISITIONS

      On July 1, 1997, the Company purchased all of the issued and outstanding Common Stock of MSP Inc. ("MSP") an Aurora, Colorado marketer of a diversified line of consumer safety and security products. MSP is being treated as a subsidiary and its results of operations are consolidated with Mace Security International, Inc. as of the acquisition date. All intercompany transactions have been eliminated. All of the issued and outstanding common stock of MSP were transferred to the Company in consideration for 80,000 shares of the Company's common stock. All 80,000 shares of the Company's common stock and all shares of MSP, will be held in escrow for one year. In the event MSP achieves certain basic financial goals, the 80,000 shares of the Company's common stock will be released to the sole former stockholder of MSP immediately prior to the transaction and currently a director of the Company. In the event these goals are not met, the Company has the right to "put" the shares of MSP back to the former stockholder in exchange for the 80,000 shares of the Company's common stock. Additionally, in the event MSP achieves certain greater financial goals, the former stockholder will receive an additional 15,000 shares of the Company's common stock. Only 80,000 shares of the Company's common stock are being treated as issued and outstanding as of the acquisition date and were valued at $1.125 per share. The purchase price of $90,000 was allocated as follows: $12,112 for inventory, $1,500 for machinery and equipment and $76,388 for goodwill.

      On September 10, 1997, the Company purchased all of the issued and outstanding Common Stock of MSP Retail, Inc. ("MSPR"), formerly Todays Security Inc., an operator of two retail stores in the Denver, Colorado area, specializing in the sale of security products for personal and home protection. MSPR is being treated as a subsidiary and its results of operations are consolidated with Mace Security International Inc. for the three and nine months ended September 30, 1997. All significant intercompany transactions have been eliminated. All of the issued and outstanding Common Stock of MSPR were transferred to MSI in consideration for 176,666 shares of MSI common stock valued at $.9375 per share and $46,363 in cash. MSI's and MSPR's stock were placed in escrow and will remain in escrow over a one-year period. 176,666 shares of MSI's Common Stock will be delivered to the former stockholders of MSPR if certain financial performance criteria is met. In the event these goals are not met, the Company has a right to "put" the shares of MSPR back to the former stockholders in exchange for 176,666 shares of the Company's common stock. The purchase price of $211,988 was allocated as follows: $71,021 for inventory, $5,800 for other assets, $4,500 for machinery and equipment and $130,667 for goodwill.

      Pro forma results of the MSP and MSPR acquisitions, assuming they had been made at the beginning of the periods presented, would not be materially different from the results reported.

      On September 11, 1997, the Company established a subsidiary called Mace Security Centers, Inc. ("MSC"), a corporation formed for the purpose of offering franchises for the operation of retail stores which will sell personal protection and security products. There has been no financial activity with this corporation as of September 30, 1997.

4.    SUPPLEMENTARY CASH FLOW INFORMATION

      On September 25, 1997, the Company obtained long-term debt from the First National Bank of New England (see Note 6). As part of this refinancing, Key Bank National Association long-term debt of $593,750 was paid. This non-cash transaction has been excluded from proceeds from the issuance of long-term debt as well as payment of principal of long-term debt.

5.    TEMPORARY INVESTMENTS

      Temporary investments consist primarily of the highly liquid Merrill Lynch Institutional Fund. The fund is a no-load money fund consisting of short-term "money market" instruments.

6.    LONG TERM DEBT

      On September 25, 1997, the Company refinanced its long-term debt with the First National Bank of New England. Two term loans totaling $1,800,000 bearing interest at the prime rate quoted by the Wall Street Journal ("Prime") plus 1.50% (10.0% at September 30, 1997) payable in monthly installments of $23,787, including interest, due November 1, 2006, were obtained. Of the proceeds $593,750 was used to pay off the KeyBank National Association long-term debt. Additionally, a $250,000 line of credit bearing interest at Prime plus 1% (9.5% at September 30, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

      These facilities are collateralized by the following: (a) Assignment of life insurance owned by the Company on the life of Jon E. Goodrich; and
      (b) First priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the President and Chief Executive Officer of the Company, Jon E. Goodrich.

      Prior to this refinancing event, the obligation to TransTechnology, Inc., relating to the acquisition of the assets of Federal Laboratories, was paid in full with cash from operations.

7.    INCOME TAXES

      The Company's income tax expense for the three and nine months ended September 30, 1997 represents corporate franchise taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends," "plans," "effort," "anticipates," "believes," "expects," or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

For the three and six months ended September 30, 1997.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three-month period ended September 30, 1997 increased $439,157 or 25.8% compared to the same period in 1996. Net sales for the nine-month period ended September 30, 1997 decreased $7,896 in comparison to the same period in 1996. The increase in third quarter sales is principally due to an increase in Law Enforcement division revenues partially offset by a decrease in Consumer division sales. Consumer division sales decreased by $119,835, or 14.8%, for the three months ended September 30, 1997 as compared to the same period in 1996. Law Enforcement division sales increased by $558,992, or 62.7%, for the three months ended September 30, 1997 as compared to the same period in 1996. Consumer sales decreased 41.4% or $1,464,868 for the nine months ended September 30, 1997 in comparison to the same period in the prior year while the Law Enforcement division sales increased 37.6% or $1,456,972 for the same comparable periods. The primary reasons for the Law Enforcement division sales increases are shipments of several large international orders during 1997 as well as the continued increase of Law Enforcement division product line sales both internationally and domestically. The primary reason for the Consumer Division sales decrease is the continued decline of the consumer self- defense spray market.

Gross profit was 39.6% and 37.7% of net sales for the three and nine month periods ended September 30, 1997 as compared to 46.7% and 43.3% for the similar periods in 1996.

The principal reason for the decrease in gross profit margin for both the third quarter and the nine months ended September 30, 1997 as compared to the like periods in 1996 is due to the Company's sales mix; a higher proportion of total sales consists of lower margin products. For the third quarter of 1997 the higher margin Consumer division product line represented 32.3% of total Company net sales compared to 47.7% for the third quarter of 1996. Consumer division gross margin for the three months ended September 30, 1997 was 48.8% compared to 49.5% for the comparable 1996 period. Law Enforcement gross margin for the three months ended September 30, 1997 was 35.2% compared to 44.2%. For the nine months ended September 30, 1997 the Consumer division product line represented 27.9% of total Company net sales compared with 47.7% for the same 1996 period. Consumer Division gross margin was 49.2% for the nine months ended September 30, 1997 compared to 49.6% for the same period in 1996. Law Enforcement division gross margin was 33.2% for the nine months ended September 30, 1997 compared to 37.7% for the same period in 1996. The primary reason for the decline in gross margins for the Law Enforcement division in 1997 is sales of large orders to several international law enforcement agencies which yielded lower margins due to the competitive nature of the international business as well as manufacturing rework incurred during the fourth quarter of 1996 and early 1997.

Operating expenses for the three and nine month periods ended September 30, 1997 were 53.7% and 45.2% of net sales as compared to 63.7% and 45.5% for the corresponding periods in 1996.

General and administrative expenses for the three-month period ended September 30, 1997 were $692,886 representing 32.4% of net sales as compared to $658,882 representing 38.7% of net sales in the same quarter in 1996. General and administrative expenses for the nine-month period ended September 30, 1997 were $2,053,026 representing 27.7% of net sales compared to $1,895,033 representing 25.6% of net sales for the corresponding period in 1996. The increase from the three months ended September 30, 1996 to 1997 is a result of certain increased costs and salaries in connection with acquisitions of MSP and MSPR and the Company's development of its franchise program. The increase from the nine months ended September 30, 1996 to 1997 is due to severance and bonus payments and related costs made in the first quarter to the Company's former President/CEO and former Executive Vice President and General Counsel as well as certain costs relating to the acquisition of MSP, MSPR, costs associated with the establishment of a franchise program and professional fees relating to a potential transaction that did not materialize.

Selling expenses for the three and nine month periods ended September 30, 1997 were 21.3% and 17.5% of net sales as compared to 25.0% and 20.0% of net sales for the same periods in 1996. The decreases in selling expenses, as a percentage of sales, for both the three and nine months ended September 30, 1997 from 1996 is due to Management's continued effort to match selling expenses with sales.

Other (income) expense, net for the three and nine month periods ended September 30, 1997, was ($6,522) and ($13,450) as compared to ($12,067) and ($7,397) for the identical periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Cash increased $60,479 during the nine months ended September 30, 1997 as a result of the refinancing, accounts receivable collections and reduction of inventories partially offset by payments on accounts payable, purchase of property and equipment and payment of principal of long-term debt.

On September 25, 1997, the Company refinanced its long-term debt with the First National Bank of New England. Two term loans totaling $1,800,000 bearing interest at Prime plus 1.50% (10.0% at September 30, 1997) payable in monthly installments of $23,787, including interest, due November 1, 2006, were obtained. Of the proceeds, $593,750 was used to pay off the KeyBank National Association long-term debt. Additionally, a $250,000 line of credit bearing interest at Prime plus 1% (9.5% at September 30, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

These facilities are collateralized by the following: (a) Assignment of life insurance owned by the Company on the life of Jon E. Goodrich; and (b) First priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the President and Chief Executive Officer of the Company, Jon E. Goodrich.

Prior to this refinancing event, the obligation to TransTechnology, Inc., relating to the acquisition of the assets of Federal Laboratories, was paid in full with cash from operations.

Inventories decreased by $256,715 during the nine months ended September 30, 1997. This reduction reflects the sale of Federal Laboratories(R) inventories produced in 1996 and during the first quarter of 1997 to fill orders placed in late 1996 and shipped in 1997.

Accounts payable decreased by $589,564 principally due to the application of accounts receivable collections to these liabilities.

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

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits                  (10.58) First National Bank of New England
                                        Loan closing documents dated September
                                        25, 1997 - the $800,000 note

                                (10.59) First National Bank of New England Loan
                                        closing documents dated September 25,
                                        1997 - the $1,000,000 note

                                (10.60) First National Bank of New England Loan
                                        closing documents dated September 25,
                                        1997 - the $250,000 line of credit

                                (10.61) Asset purchase Agreement between the
                                        Company and MSP Retail, Inc. Dated
                                        September 10, 1997

                                   (11) Schedule of Computation of Per Share
                                        Earnings

                                   (27) Financial Data Schedule

  (b) Reports on Form 8-K          (i)  Report on Form 8-K filed with the
                                        Securities and Exchange Commission
                                        September 5, 1997 reporting the
                                        termination of Coopers & Lybrand as the
                                        Company's independent public accountants

                                   (ii) Report on Form 8-K filed with the
                                        Securities & Exchange Commission
                                        September 30, 1997 reporting the new
                                        relationship between the Company and
                                        Urbach Kahn & Werlin, PC as the
                                        Company's independent public accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MACE SECURITY INTERNATIONAL, INC.

Date: November 11, 1997

                                         /s/ Jon E. Goodrich
                                         ---------------------------------------
                                           Jon E. Goodrich, President

Date: November 11, 1997                  /s/ Mark A. Capone
                                         ---------------------------------------
                                           Mark A. Capone, Treasurer
                                         Chief Financial Officer, Vice President