Form 10KSB
period 1997-12-31
MACE SECURITY INTERNATIONAL INC
filed 1998-04-15
CIK 912607

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

                         Commission File Number 69270-NY
                                                --------

                        MACE SECURITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             03-0311630
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

160 Benmont Avenue, Bennington, Vermont                         05201
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:               (802) 447-1503
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The registrant's net sales for 1997 were $9,830,591.

As of April 8, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $1.4375 on that date, was $6,560,796.

As of April 8, 1998 the registrant had issued and outstanding 7,081,666 shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

      The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

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

      The Company's goal is to maximize profitability by: strategic acquisitions and generating planned growth through product diversification, planning for and meeting the challenges of the ever changing and competitive business climate, and striving to enlarge market share and expand distribution channels within each product category.

      The Company believes it is one of the leading manufacturers and distributors of safety and security items to civilian consumers (the "Consumer Market") and chemical munitions and accessories to the Law Enforcement Market.

      The Company was incorporated in Vermont in December of 1987 under the name Mark Sport, Inc. after Jon E. Goodrich, the Company's President and CEO, and a former principal stockholder obtained an exclusive license to produce and market defense sprays to the Consumer Market under the Mace(R) brand trademark within the continental United States, and a non-exclusive license to market defense sprays under the Mace(R) trademark outside of the continental United States. In 1992, this license was renegotiated to include a purchase option.

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

      In March 1994, the Company acquired certain assets and liabilities of the Federal Laboratories division of TransTechnology Corporation, which are operated by the Company as part of its Law Enforcement division. The Company's Law Enforcement division offers a full line of chemical munitions and accessories, most of which are marketed under the Federal Laboratories(R) trademark, designed for outdoor crowd dispersement and confined area use as well as for riot and barricade situations.

      In late 1997, the Company entered the retail market for consumer safety products by purchasing (i) a distribution company specializing in the sourcing and sales of specialized consumer products; and (ii) two retail stores in the Denver, Colorado area that are currently operated under the trade name Mace Security Centers(TM). The Company also opened in November 1997 an additional Mace Security Center(TM) in Denver, Colorado. In addition, a fourth store in the Denver area is targeted for a June 1998 opening. The operating results of the Mace Security Centers(TM) are immaterial at this time. It is too soon to determine the potential for these stores. The Company has finalized a franchise program for additional Mace Security Centers(TM). The Denver stores will be used as prototypes for the franchising program. The first franchise is expected to be sold in 1998.

PRODUCTS AND LINES OF MERCHANDISE

      The Company designs, markets and sells its Consumer product line for use in protection of the home and automobile, and for personal and child protection. These products include a line of personal alarms, whistles, window and door security alarms and defense sprays. The Mace Security Centers(TM) offer a wider range of products, including home security systems, child monitors, cellular phones and pagers, and other security devices.

      In 1997, Mace Anti Crime Bureau ("MACB"), an extension of the Consumer division, completed product development of a highly cost competitive "dye-pack" used by financial institutions for robbery protection. It was introduced to trade shows in the fall of 1997 as "MaceCash(TM)". MACB is also in the process of developing other safeguard devices for use by financial institutions and armored cars in the physical transportation of cash. Other services provided by MACB to financial institutions are state-of-the-art training videos and crisis response materials.

      The Company's Law Enforcement product line of chemical munitions consists of, among others, defense sprays, tear gas smoke grenades, projectiles, launchers, stun munitions and protective masks. The Company's Law Enforcement Market includes law enforcement, correctional, or military organizations that deal with violent individuals or situations.

DISTRIBUTION/MARKET SEGMENTS

      Distribution of the Company's products and services is aimed at two distinct segments/markets: Consumer and Law Enforcement.

      The Company's sales efforts are coordinated by a team of in-house sales and support personnel dealing with a network of manufacturers' representatives and buyers for a variety of distributors and retail accounts.

Consumer Market

      The Company's in-house sales and support staff sells products through a nationwide network of manufacturers' representative groups and sells directly to wholesale distributors. Significant retail accounts are generally handled directly by the Company as are mail order and specialty accounts.

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

      Since late 1997, the Company has expanded its distribution channels to include three retail stores called Mace Security Centers(TM), in Denver, Colorado which carry the Company's Consumer products as well as a variety of other safety products. The Company hopes that this new distribution channel will result in additional sales and broader retail exposure of the Company's Consumer products. The Company anticipates selling its first franchise of Mace Security Centers(TM) in 1998.

      MACB's market includes financial institutions and related businesses throughout the world. Sales efforts for MaceCash(TM) in the domestic market are expected to be conducted through direct marketing and the use of independent sales representatives and distributors as well as exhibition at national trade shows and advertisement in trade publications. International marketing efforts are expected to be conducted primarily through independent distributors.

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

      The Company markets its Law Enforcement products in over 50 countries worldwide. The majority of the international sales for 1997 and 1996, which totaled approximately $3,442,000 and $3,157,000 respectively, were from the Federal Laboratories(R) product line.

      The Company expanded its training division course offerings with the introduction in 1996 of an advanced level of training programs. The training division acts in concert with the Law Enforcement sales group to generate familiarity with the Company's product line for the Law Enforcement Market.

      On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. ("AHI") and its wholly-owned subsidiary for the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of the Mace(R) and related trademarks and a patent for use by AHI in the Law Enforcement market only. The sale is subject to, among other things, approval by holders of a majority of the Company's Common Stock and receipt by the Company of an opinion that the Transaction is fair, from a financial point of view. The Transaction is expected to close in June 1998.

      AHI is a public company with its shares of common stock listed on the American Stock Exchange under the symbol "ABE". It is engaged in the manufacture, sale and marketing of ballistic resistant vests, tactical armor, bomb disposal equipment, less-lethal munitions and anti-riot products and providing security planning, advisory, and management services.(See "Acquisition Proposal", "Management Discussions and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Subsequent Events").

COMPETITION

      The Company faces intense competition in both the Consumer and Law Enforcement Markets.

      Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While the Company continues to offer defense spray products that Management believes distinguish themselves through brand name recognition, superior product features and formulations and research and development, the Consumer division has experienced a sales decline for these products. The Company attributes this decline not only to the strong competition, but also to lower demand in general. In an attempt to reverse these factors, the Company has entered the retail market with its new Mace Security Centers(TM) in Denver, Colorado and anticipates selling its first franchised Mace Security Center(TM) in 1998.

      The Law Enforcement Market is also highly competitive. The number of competitors has expanded. Additionally departmental bidding processes and related sales expenses continually put pressure on pricing and margins. Gross profit margins in the Law Enforcement division have steadily declined. In 1996 the gross profit margin was 33.5% and in 1997 it was 24%. The Company believes that it would be in its best interests to sell this division and to concentrate its efforts on expanding its presence in the Consumer retail market through Company owned and franchised Mace Security Centers(TM) and investing in attractive opportunities that may be anticipated to provide reasonable growth, which opportunities may not be consistent with the historical business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations").

PRODUCTION

      The Company has expanded its production line in Bennington, Vermont since 1994 with the transfer of the Federal Laboratories(R) production operations from Saltsburg, Pennsylvania. Substantially all of the Company's manufacturing processes are now performed at the Company's Bennington facility.

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

      The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged off-site with the finished goods transferred to the Vermont facility for distribution. Operating results of the KinderGard(R) product line are immaterial at this time.

      The Company relies on domestic and foreign contractors to supply chemicals for its defense sprays and chemical munitions and to manufacture certain other components for its Law Enforcement division products. There are numerous potential suppliers of the chemicals, components and parts required in the Company's production process.

      The Company has developed strong beneficial long-term relationships with many of its suppliers including the following: Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc.

      In addition, the Company purchases for resale a variety of products produced by others including gas masks, launchers, whistles, alarms, flashers, and window locks, among others. With the addition of the Mace Security Centers(TM), the products purchased for resale through those retail outlets will include home security systems, child monitors, cellular phones and pagers and other security devices. There are numerous suppliers available for each of these items.

MAJOR CUSTOMERS

      The Company's top ten customers represented approximately 39.8% of the total net sales in 1997. No single customer accounted for over 10.6% of those sales.

TRADEMARKS/PATENTS

      The Company began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the Consumer Market in the continental United States, and a non-exclusive license for sales to the Consumer Market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. The Company exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, the Company acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. There are approximately six years remaining on the license.

      The Company acquired a patent and trademark to the Big Jammer(R) door brace, as part of its purchase of the assets of Home Protection Concepts, Inc., in July 1991.

      In 1995, the Company developed the trademark Cool-It!(TM) decontamination spray. The Company also developed internally the trademarks: Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), and Auto Alert(TM). The Company markets products manufactured by other companies under the foregoing trademarks. The Company also acquired the trademarks Screecher(R), Peppergard(R), Slam(R), and Mace (Mexico)(R).

      The Company developed the Viper(R) trademark in 1993. In August 1993, the Company acquired an exclusive worldwide license to the patent for the safety top device used on the Viper(R) brand defense spray. The Company no longer sells products under the Viper(R) brand.

      As part of the March 1994 acquisition of the assets of the Federal Laboratories division from TransTechnology Corporation, the Company acquired the following trademarks: Federal Laboratories(R), TG Guard(TM), Guard(TM), Triple-Chaser(R), Skat Shell(R), Ferret(R), Mini-Streamer(R) and MPG(TM). The Company markets many products of its Law Enforcement division under the Federal Laboratories(R) brand.

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

      The Company received trademark registration for Muzzle(R) in Canada on June 17, 1997.

      The Company has been issued letters patent on the locking mechanism for the Mark VI defense spray unit.

      Except as described above, the Company holds no material patents or patent licenses, although it endeavors to maintain the confidentiality, as trade secrets, of certain formulations and processes.

      An essential part of the Company's business strategy has been to capitalize on, promote aggressively, and enhance the public's awareness and confidence in the Mace(R) trademark. The Company relies on the trademark laws to protect its proprietary rights to the Mace(R) trademark. The Company uses a newspaper clipping service to identify significant unauthorized uses of the Mace(R) trademark and provides notice to such users of the Company's willingness to take legal action for continued unauthorized use. The Company also engages in trademark advertising in several literary publications. All of the Company's distributors are authorized to use the Mace(R) trademark for advertising. The Company is not aware of any competitors repeatedly misusing the Mace(R) trademark in any material manner. There can be no assurance, however, that the efforts taken by the Company to protect its proprietary rights are or will be adequate to prevent misappropriation or that the frequent use of the Mace(R) trademark by the public as an encompassing description of defense sprays will not jeopardize its proprietary status. The Company hopes that the license to AHI to use the Mace(R) trademark on products sold to the Law Enforcement Market will continue the high profile and market recognition to enhance the value of the Mace(R) brand name (See "Acquisition Proposal", "Management Discussions and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" and "Subsequent Events").

REGULATORY MATTERS

      The distribution, sale, ownership and use of Consumer defense sprays are legal in all 50 states and the District of Columbia. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays allowing for the sale of oleoresin capsicum (OC) pepper sprays in licensed pharmacies and licensed gun stores only. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of oleoresin capsicum (OC) pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone (CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. The Company has been successful notwithstanding these state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the Company's financial condition.

      The Company generates hazardous waste as a by-product of manufacturing certain products of its Law Enforcement division. The Company believes that it is in compliance with all state and local statutes governing the disposal of such hazardous material through its contract with a licensed hazardous material disposal company. The disposal of hazardous waste expense is not a significant cost of manufacturing.

      The Company has constructed a self-contained testing chamber for its products which is located inside its Bennington, Vermont facility.

      In early 1997 the Company completed the installation of the air filtration and recirculation equipment in its manufacturing facility. The Company believes it is in compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

      Research and development expenses were approximately $81,000 in 1997 and $53,000 in 1996. The Company has an on-site laboratory.

      Research and development is used by the Company to maintain its reputation in the defense spray and chemical munitions industries. The Company is continually reviewing ideas and potential licensing arrangements to expand its product lines. Particularly, the Company spent a significant portion of its 1997 research and development budget in the creation of MaceCash(TM) and other Mace Anti Crime Bureau products.

EMPLOYEES

      As of April 8, 1998, the Company employed 90 individuals of whom 3 were part time. The Company's employees are not subject to a collective bargaining agreement.

ACQUISITION PROPOSAL

      On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. ("AHI") and its wholly-owned subsidiary for the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) brand and relating trademarks and a patent for use by AHI in the Law Enforcement market only. The sale is subject to, among other things, approval by holders of a majority of the Company's Common Stock and receipt by the Company of an opinion that the Transaction is fair, from a financial point of view. The Transaction is expected to close in June 1998.

      AHI is a public company with its shares of common stock listed on the American Stock Exchange under the symbol "ABE". It is engaged in the manufacture, sale and marketing of balistic resistant vests, tactical armor, bomb disposal equipment, less-lethal munitions and anti-riot products and providing security planning, advisory, and management services. (See "Management Discussions and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources" and "Subsequent Events").

      A consent solicitation statement describing the proposed transaction will be sent to all shareholders of record as of April 1, 1998. Jon E. Goodrich, the Company's President and Chief Executive Officer has entered into an agreement with AHI pursuant to which he has agreed to vote, or submit a consent with respect to, all of his shares of the Company (2,259,246 shares constituting approximately 32% of the Company's outstanding stock) in favor of the Transaction.

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

      The term of the South Wing lease expires on January 31, 2000, and requires monthly payments of $6,064, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The purchase option may be exercised for $600,000 at the end of the lease term.

      The purchase agreement with respect to the Center and North Wings contemplates that the Company will purchase the property for $1,000,000 after certain contingencies are satisfied, including specific environmental contingencies to be met by the seller. If these contingencies are not satisfactorily met or waived, the Company has a right to lease the Center & North Wings through August 2007. The lease requires monthly payments of $4,000 together with all utilities, assessments, taxes and maintenance. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 10 to "Notes to Financial Statements").

      The Company subleases a portion of the South and North Wings of the Holden-Leonard Mill. One of the sublease agreements is with a tenant owned partially by Jon Goodrich, the Company's President and CEO. Rental income from this tenant was $24,000 in both 1996 and 1997. Total sublease rental income was $93,231 and $65,160 in 1997 and 1996, respectively.

      The Company does not have any current plan to invest in other real estate, however, the Company may invest in various parcels of real estate from time to time without stockholder approval.

      The Company believes that all of its properties are adequately covered by insurance and believes its properties are suitable and adequate for its current and near term needs.

ITEM 3. LEGAL PROCEEDINGS

      The following discloses all pending litigation against the Company, other than routine ligitation, involving claims for damages in excess of $730,000, which constitutes ten (10%) percent of the Company's current assets at December 31, 1997, and also discloses the disposition of claims previously disclosed.

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

      As disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, on April 19, 1995 a suit was filed by Elaine Thomlinson, et al., in Ontario Court (General Division), Ontario, Canada, claiming unspecified damages to multiple school children for personal injuries, pain and suffering, emotional trauma and financial loss and expense in consequence of their exposure to noxious and hazardous substances while participating in a simulated emergency exercise conducted at a local school by municipal authorities. The Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

      On August 10, 1995, a suit was filed by B.P. Apparel, Inc., Easley, South Carolina, in the Court of Common Pleas, County of Lexington, South Carolina. The Complaint alleged breach of contract, fraud and negligent misrepresentation by the Company as a result of the actions of a Company employee in facilitating the sale of an airplane formerly leased by the Company from G&G Realty, Inc., Lillington, North Carolina. The plaintiff sought damages in the amount of $200,000 as well as punitive damages and attorney's fees. This case was dismissed June 3, 1997.

      Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of reports of incidents in which, among other things, defense sprays have been mischievously or improperly used, in some cases by minors, have not been instantly effective or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims, or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MACE.

      The following table sets forth for the calendar periods indicating the high and low sales price for the Common Stock for each quarter within the last two fiscal years.

QUARTER ENDED                                       HIGH          LOW
-------------                                       ----          ---

March 31, 1996                                      1 3/4           3/4
June 30, 1996                                       1 3/4         1
September 30, 1996                                  2 1/4         1
December 31, 1996                                   1 5/8         1
March 31, 1997                                      1 3/4         1 1/8
June 30, 1997                                       1 3/8           7/8
September 30, 1997                                  1 5/16         25/32
December 31, 1997                                   1 1/4           7/8
March 31, 1998                                      1 9/16          7/8

      The past performance of the Company's securities is not necessarily indicative of future performance.

      As of April 8, 1998, there were approximately 245 holders of record of the Company's Common Stock.

      The Company has not paid cash dividends on its Common Stock since its initial public offering. The Company's current bank financing imposes certain restrictions on the Company's ability to pay dividends. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, bank restrictions, capital requirements and the results of operations and financial condition of the Company. The Company does not intend to pay dividends in the foreseeable future.

      Pursuant to Part III, Section 5(a)(5), of Schedule D of the NASD By-Laws, to remain eligible for continued inclusion on the NASDAQ Stock Market, among other things, a security must have a bid price of at least $1.00 per share, the Company's net tangible assets must be at least $4,000,000 and the market float (all outstanding shares other than those held by directors, officers, related parties and persons or entities holding 10% or more of the outstanding shares) must be as least $5,000,000. To the extent these requirements are not satisfied, the security is subject to being removed from the NASDAQ Stock Market and listed on the NASDAQ Small Cap Market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 compared to Year Ended December 31, 1996.

      The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

      Net sales decreased by $993,612 or 9.2% in 1997 compared to 1996. The major component contributing to this decrease is a 40.1% decline in the Consumer division sales from $4,437,020 in 1996 to $2,657,354 in 1997. This decline was offset in part by an increase in Law Enforcement sales to $6,917,627 in 1997 from $6,387,183 in 1996, as well as the additional net sales of $255,609 provided by the Company's new subsidiaries acquired in 1997. Substantially all categories of the Consumer defense spray market realized a sales decrease in 1997 as compared to 1996, which coincides with the continuing trend exhibited by the declining defense spray market.

      Gross profit as a percent of sales decreased to 28.7% as compared to 39.1% in 1996. Gross profit from the Law Enforcement division decreased to 24.0% in 1997 from 33.5% in 1996. Gross profit from the Consumer Division deceased to 38.1% in 1997 from 47.1% in 1996. Decreases in gross profit margins for the Law Enforcement Division were attributable to a combination of items including the strength of the US dollar and its negative impact on export pricing, continued strong competitive bidding for international business, book to physical inventory adjustments and additions to inventory reserves for slow moving and obsolete items. Decreases to gross profit margins for the Consumer Division were attributable to a change in product mix to lesser margin buy-sell products as well as additions to inventory reserves for slow moving and obsolete items.

      General, administrative and selling expenses overall increased 0.6% in 1997 compared to 1996. As a percentage of net sales, these expenses increased to 45.8% in 1997 from 41.4% in 1996.

      General and administrative expenses increased by $75,483 or 2.9% in 1997 compared to 1996. As a percent of net sales, these expenses increased to 27.3% in 1997 from 24.1% in 1996 as a result of lower sales in 1997.

      Selling expenses decreased by $49,059 or 2.6% in 1997 compared to 1996. As a percentage of net sales, these expenses increased to 18.6% in 1997 from 17.3% in 1996 as a result of additional promotional expenses for the newly acquired Company owned stores and MaceCash(TM).

      Operating loss as a percentage of net sales increased to 17.2% in 1997 from 2.3% in 1996.

      Other income/expense(net) was income of $8,448 in 1997 compared to income of $7,175 in 1996. These net amounts are comprised of interest income and rents from sublets on the Company's leased facility and interest expense on the Company's term loan with FNB. (See "-Liquidity and Capital Resources")

      The Company is currently considering acquisition opportunities in the event the Transaction with AHI is consumated. Acquisitions will be necessary to fill the void from the disposal of the Company's Law Enforcement division.

LIQUIDITY AND CAPITAL RESOURCES

      In October 1996, the Company entered into a credit agreement with KeyBank National Association ("Key") which provided for a maximum of $2,000,000 of credit (the "credit agreement") and was subject to a borrowing base formula. The amounts outstanding under the credit agreement were secured by virtually all of the Company's then owned and after-acquired assets.

      The credit agreement was separated into two "facilities". One facility provided for a $750,000 term loan maturing October 1, 2000, calling for monthly principal payments of $15,625 plus accrued interest at the Key's "base rate" plus 1.25% (9.5% on December 31, 1996). The Company drew fully on the term loan and used the proceeds to pay off the term loan with Vermont National Bank that totaled $395,823, including interest, and used the remaining $354,177 for working capital purposes.

      The second facility, a $250,000 line of credit, which originally matured on October 1, 1998 and called for interest to be paid monthly at Key's "base rate" plus 1.25% (9.25% as of December 31, 1996) was canceled in early 1997. No amounts were drawn on this facility.

      The credit agreement contained various covenants which included the maintenance of certain financial ratios and limitations on capital expenditures, debt and dividends. As of December 31, 1996, the Company was in violation of most of the financial ratio covenants. The Company obtained a waiver of these violations for the year ended December 31, 1996 and for the 10 months ended October 31, 1997.

      In April 1997, the Company's President and the Company's Chairman of the Board supplied the Company with lines of credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines of credit expired in September 1997. No amounts were drawn on these lines.

      In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the Key long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

      These facilities include certain dividend restrictions and are collateralized by the following: (a) assignment of life insurance owned by the Company on the life of the current President and Chief Executive Officer; and
(b) first priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the current President and Chief Executive Officer of the Company. The Company plans to pay off the loan to FNB simultaneously with the closing of the Transaction with AHI (See below and "Subsequent Events").

      Prior to this refinancing event, promissory notes to TransTechnology Corporation relating to the acquisition of the assets of Federal Laboratories, was paid in full with cash from operations.

      At December 31, 1997, the Company's open orders totalled $1,099,455 as compared to $1,681,463 for the prior year-end. Open orders are orders that have not yet been manufactured but are scheduled for production and delivery.

      Inventory decreased $1,251,174 in 1997.

      For the year ended December 31, 1997, capital expenditures were $238,726 compared to $304,403 in 1996. In 1998 the Company intends to open a fourth Mace Security Center (TM) in the Denver area. Capital outlay for the store is estimated at $200,000.

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

      On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. ("AHI") and its wholly-owned subsidiary for the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) and related trademarks and a patent for use by AHI in the Law Enforcement market only. The sale is subject to, among other things, approval by holders of a majority of the Company's Common Stock and receipt by the Company of an opinion that the Transaction is fair, from a financial point of view. The Transaction is expected to close in June 1998.

      The Company expects to apply approximately $1,750,000 of the purchase price received to pay off the amount due to FNB under its term loans. In addition, $600,000 of the purchase price will be retained by AHI to secure among other things, the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price will be available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets not consistent with the Company's historical business.

      Pursuant to the terms of the Purchase Agreement, the Company will sell to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI will also receive a 99-year paid-up license to utilize the Mace(R) brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the law Enforcement division constitute a substantial part of the Company's assets.

      The purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license, is $3,117,325 representing the book value as of December 31, 1997 plus an additional amount of $200,000, to cover certain expenses of the transaction. The purchase price for inventory is $2,636,526 representing the book value at December 31, 1997, increased by inventory purchases since December 31, 1997, valued at the Company's standard cost and decreased by (i) sales of inventory from December 31, 1997 and (ii) inventory related to unshipped orders that AHI has not agreed to fill.

      The Company will retain its cash and accounts receivable from the Law Enforcement division, estimated at approximately $2,000,000. The purchase price will be paid in cash or other immediately available funds. The Company does not anticipate any material tax implications resulting from the Transaction. To the extent there is taxable gain resulting from the Transaction, the Company will utilize its net operating loss carry forward to cover the taxes, if any, resulting from the sale.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements filed as a part of this report:

      Reports of Independent Accountants                               F-2, F-2A

      Consolidated Balance Sheets at December 31, 1997 and 1996        F-3

      Consolidated Statements of Operations for the Years Ended
        December 31, 1997 and 1996                                     F-4

      Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1997 and 1996                          F-5

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997 and 1996                                     F-6

      Notes to Consolidated Financial Statements                       F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 13, 1997, at the direction of its Board of Directors, the Company advised Coopers & Lybrand, LLP ("Coopers") that due to cost containment efforts, its engagement of Coopers as its independent public accountants was terminated, subject to ratification by the Company's shareholders. The Company's Board of Directors engaged Urbach Kahn & Werlin PC as its new independent public accountants, to be finally effective upon shareholder approval.

      The Company's decision to dismiss Coopers was based solely on cost considerations. There were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure or otherwise. None of the Company's financial statements contained an adverse opinion or disclaimer of opinion.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are directors and officers of the Company as of April 8, 1998.

Name                             Age   Title
----                             ---   -----

Marvin P. Brown .................68    Chairman of the Board
Jon E. Goodrich..................52    CEO, President and Director
Mark A. Capone...................49    CFO, Treasurer, Vice President of Finance
Bernard D. Graney, Jr............37    Vice President of Operations, Secretary
Kenneth J. Blakey................53    Vice President of Sales
Howard S. Edelman................62    Director, Vice President of Franchising
Virginia de Ganahl Russell.......66    Director
Neil J. Campolungo...............58    Director
Lewis Cohen......................48    Director
R. David Garwood.................56    Director

      Marvin P. Brown was elected President, Chief Executive Officer, and director of the Company in January 1997. On March 14, 1997, Mr. Brown resigned as President and CEO and assumed the position of Chairman of the Board. Since 1993 he has been associated with Wolff Investment Company, Inc., a brokerage firm member of the National Association of Securities Dealers, Inc., as Director of Corporate Finance and Senior Vice President. From 1988 through 1992 he had been a senior vice president of Tucker Anthony, a member of the New York Stock Exchange. Prior to that period, he had held senior officer positions with various members of the New York Stock Exchange. He also has served as president of Zenith Laboratories, Inc., formerly a leading independent manufacturer of generic pharmaceuticals from 1968 to 1969. Wolff Investment Group, Inc. has served as a financial consultant to the Company on several occasions from 1993 to 1996. (See "Certain Relationships and Related Transactions" and "Employment/Consulting Contracts and Termination of Employment and Change-In-Control arrangements").

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

      Mark A. Capone, a CPA, was employed by the Company on September 2, 1997, as the Company's Chief Financial Officer, and holds the titles of Vice President of Finance and Treasurer of the Company. Prior to joining the Company, Mr. Capone operated his own accounting firm providing business consulting and tax preparation services. He has over 25 years experience in the accounting profession which includes holding a Senior Financial position with International Paper Company. Mr. Capone is responsible for all of the Company's accounting and treasury functions, as well as corporate development.

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

      Lewis C. Cohen has been a director of the Company since August 7, 1997. Mr. Cohen is the president and sole shareholder of Apahouser Access Systems, Inc. since 1976. Apahouser Access Systems, Inc. supplies and services security hardware and electronic systems to industry, institutions and governmental entities throughout New England and in the Middle East. Mr. Cohen also serves as Treasurer and is on the Boards of Trustees of Sterling College in Vermont, the Corporation at Babson College, Wellesley, Massachusetts, the Institute for Community and Religion at Brandeis University and the National Foundation for Jewish Culture.

      Neil J. Campolungo has been a director of the Company since May 10, 1997. Since 1992, has been the Chief Executive Officer and sole shareholder of NJC Associates, a consulting/marketing firm providing various sales, marketing, business development, training and entrepreneurial programs to public and private sector companies. From 1991 to 1996 he was the Division President of Prentice Hall Legal & Financial Services, a Fortune 500 company. Prior to that time he served in various senior management positions at Infosearch, Inc., which was sold to Paramount Communications.

      Howard S. Edelman became a director on September 26, 1997. Mr. Edelman, a CPA, has been employed by the Company since July 1, 1997 in connection with the acquisition by the Company of MSP, Inc., an importer and distributor of unique pepper sprays and related personal protection products primarily to civilian overseas markets, entrepreneurs, small retail stores and mail order catalog firms. Since September 26, 1997, Mr. Edelman has been serving as Vice President of Franchising, and in that capacity is responsible to develop and manage the Company's franchise program. Mr. Edelman was the president, a director and major stockholder of MSP, Inc. (Formerly known as Global International Security Products) from 1990 until its acquisition by the Company (See "Certain Relationships and Related Transactions").

      R. David Garwood was appointed as a director of the Company on February 27, 1998 to fill a vacancy created when the Board of Directors resolved to increase the size of the Board to seven members. Mr. Garwood is, and has been since 1974, the president and founder of R. D. Garwood, Inc., a management firm based in Atlanta, Georgia that assists manufacturing and marketing firms. Mr. Garwood's clients include Coca-Cola, Eastman Kodak, Sara Lee, Georgia Pacific, M&M, Monsanto and others.

      Virginia de Ganahl Russell was appointed a director in January 1997. Ms. Russell, who previously had served as a director of the Company in 1995, is president of the Vermont Source of National Elegance, a leading nationwide marketer of marble products. Ms. Russell is Chairman of the Board of the Vermont Leadership Center of East Charleston, VT and is a member or serves on the board of various organizations, including the Vermont Chamber of Commerce.

BOARD OF DIRECTORS

      The number of directors on the Board is currently fixed at seven. Each director serves for a term of one year or until a successor is elected and qualified. Officers are appointed by, and serve at the discretion of, the Board of Directors. No director missed more than two board meetings held during 1997.

      The Chairman receives a fee of $750 and each director $500 per day plus out of pocket travel, meals and lodging expenses for attendance at each board meeting. Messrs. Brown , Goodrich and Edelman have waived their right to the fees. All directors, other than Messrs. Brown and Goodrich have been granted options to purchase 10,000 shares of Common Stock. In addition, in the event all or substantially all of the assets of the Company are sold, as would be the case in the event the Company sells its Law Enforcement division to AHI (see "Business" and "Subsequent Events") all directors, including Messrs. Brown and Goodrich, will receive additional options to purchase 10,000 shares.

      The Board of Directors has the following standing Committees, among others: the Audit Committee, the Compensation Committee, the Planning Committee and the Nominating Committee. The Audit Committee consists of Messrs. Brown, Cohen and Campolungo. The Audit Committee recommends matters involving the engagement and discharge of independent auditors, reviews the plans for and results of the Company's procedures for internal auditing, and reviews the continuing status of the Company's system of internal accounting controls. The Compensation Committee consists of Messrs. Brown and Cohen, and Ms. deGanahl Russell and makes recommendations regarding management compensation and administers the Company's Non-qualified Stock Option Plan. The Planning Committee consists of Messrs. Goodrich, Cohen and Ms. deGanahl Russell and is responsible for recommending long-term strategies to the Board. The Nominating Committee recommends persons to serve as directors of the Company and consists of Messrs. Brown and Goodrich.

      Mr. Brown and the Company have a verbal agreement pursuant to which Mr. Brown provides executive services to the Company on an as needed basis and receives a salary of $500 per day and reimbursement of business expenses.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year ended December 31, 1997, no person (other than Messrs. Gould, Goodrich and Capone) known to be a director, officer or the beneficial owner of more than 10% of the Company's outstanding Common Stock, failed to file on a timely basis, reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year. All such reports have since been filed. Mr. Gould, a former director and significant shareholder, no longer owns more than 10% of the Company's outstanding stock.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to all persons who served as its Chief Executive Officer at any time during the most recent fiscal year. No other executive officers received annual compensation (consisting solely of base salary and bonus, if any) in excess of $100,000 for the year ended December 31, 1997:

                           Summary Compensation Table

                             Year
                             Ended      Annual                         Other

Name and Principal Position  December 31          Salary    Bonus  Compensation
---------------------------  -----------          ------    -----  ------------

Jon E. Goodrich(1)           1997      $125,214  $  --
President and Chief          1996       124,023  $25,000      --
 Executive Officer           1995       161,000     --        --

Robert D. Norman(2)          1997      $ 54,615  $  --        --
Former President and Chief   1996        71,655     --    $27,800(3)
 Executive Officer           1995          --       --        --

Marvin Brown(4)              1997      $ 70,000  $  --        --
Chairman of the Board,       1996          --       --        --
 Former CEO and President    1995          --       --        --

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

(4) Mr. Brown served as President and CEO from January 10, 1997 to March 14, 1997, and continued to serve as the President's Advisor throughout 1997.

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

      The Plan is administered by the Compensation Committee of the Board of Directors, which may grant options to employees, former employees, directors and distributors for, and consultants to, the Company. The term of each option may not exceed fifteen years from the date of grant. Immediately exercisable options to purchase approximately 437,800 shares of Common Stock were outstanding to employees, former employees, consultants, and former directors as of December 31, 1997 under the Plan. To date no options have been exercised.

      The following table shows certain information with respect to options granted in 1997 to the named current and former executive officers of the Company.

                       Options Granted in last Fiscal Year

                      Number         Percentage       Exercise      Expiration
Name                  of Options      of Total         Price           Date
----                  ----------     ----------       --------      ----------

Jon E. Goodrich         ---              ---            ---             ---
Marvin P. Brown       100,000           61.5%          $1.50          5/10/12
Robert D. Norman        ---              ---            ---             ---

      The following table shows certain information with respect to the year-end value of options held by the named current and former executive officers of the Company. No options were exercised during 1997.

                          Fiscal Year-End Option Values

                                                         Value of Unexercised
                             Number of Unexercised           In the Money
Name                         Options at 12/31/97(1)      Options at 12/31/97(2)
----                         ---------------------       ----------------------

Jon E. Goodrich                    -----                          -----
Robert D. Norman(3)                10,000                          $0
Marvin P. Brown(4)                100,000                           0

(1)   All options are immediately exercisable

(2)   Based upon a 12/31/97 closing price of $.875 per share

(3)   Options issued in connection with his role as a director

(4)   Options issued in connection with his role as the former President and CEO

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

Employment/Consulting Contracts and Termination of Employment and
Change-in-Control Arrangements

      Jon E. Goodrich was employed by the Company under an employment agreement until January 1996. Thereafter he was retained as an advisor to the Board under an advisory employment agreement. Mr. Goodrich is currently employed as President and CEO under an employment agreement dated as of March 14, 1997. The agreement supersedes the September 1, 1993 employment agreement between Mr. Goodrich and the Company as well as the Advisory Employment Agreement dated as of January 17, 1996 and is effective until September 1, 1998. Mr. Goodrich is entitled to an annual salary of $125,000. The agreement prohibits Mr. Goodrich from accepting employment with any other entity and further prohibits him from competing with the Company for a two year period following his voluntary termination of employment with the Company or termination of his employment by the Company for cause, as defined in the agreement. Should Mr. Goodrich's employment be terminated without cause, he would be entitled to all payments for the term of the agreement.

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

Change In Control

      On January 9, 1997, a voting agreement was signed representing in excess of 51% of the Company's outstanding stock. The Agreement dated January 9, 1997, was among Jon E. Goodrich, the Company's President and Chief Executive Officer, Robert P. Gould, a former director and former significant shareholder, and Marvin P. Brown, a former director and newly appointed Chairman of the Board. The Agreement was terminated on or about December 30, 1997.

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

      On March 14, 1997, Robert Gould resigned from the Board and Jon Goodrich, who had been acting under an advisory agreement with the Company, was reelected to serve as President and CEO. Marvin Brown resigned as President and accepted the position of Chairman of the Board.

      On May 10, 1997, Mr. Campolungo was appointed to the Board to fill the vacancy resulting from the resignation of Mr. Gould. On August 7, 1997, the Board resolved to increase its size to six members and Mr. Cohen was appointed to fill the newly created position. Mr. Edelman was elected to the Board at the annual shareholders' meeting on September 26, 1997. Mr. Garwood was appointed to the Board on February 27, 1998, to fill a vacancy created when the Board of Directors resolved to increase the size of the Board to seven members.

      On March 17, 1998, Jon E. Goodrich entered into a voting agreement with AHI pursuant to which he agreed to vote all of his shares (2,259,246 shares, constituting approximately 32% of the Company's outstanding stock) in favor of the Transaction and, to secure his agreement, granted to AHI a proxy to submit a consent on his behalf in connection with the Transaction pursuant to the consent solicitation to be distributed to all shareholders of record on April 1, 1998 (See (See "Acquisition Proposal", "Management Discussions and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Subsequent Events").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 8, 1998 certain information with respect to beneficial ownership of the Common Stock of the Company (the only outstanding security) by each director, each executive officer and all directors and executive officers as a group and by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock. The address for all executive officers and directors is 160 Benmont Avenue, Bennington, Vermont

                                  Amount and Nature Of
Owner                             Beneficial/Ownership    Percent(1)
-----                             ---------------------   ----------

Jon E. Goodrich(2)                      2,259,246             31.9%
Marvin P. Brown(3)                        370,388              5.2%
Neil J. Campolungo(4)                      20,000                *
Mark Capone(5)                             15,000                *
Lewis C. Cohen(4)                          46,000                *
Howard Edelman(4),(6)                     118,000              1.6%
R. David Garwood(4)                        10,000                *
Virginia de Ganahl Russell(4)              50,000                *
Kenneth J. Blakey(4)                       30,000                *
Bernard D. Graney, Jr.(4)                  10,000                *
Timothy D. Smith(4)                        10,000                *

All executive officers and
directors as a group (11 persons)       2,816,634(7)          38.1%

Ronald I. Heller(3)                       695,375              9.8%
M. H. Meyerson & Co., Inc.
525 Washington Blvd., 34th Floor
Jersey City, NJ 07310

David S. Nagleberg(9)                     695,375              9.8%
M.H.Meyerson & Co., Inc.
525 Washington Blvd., 34th Floor
Jersey City, NJ 07310

TransTechnology Corporation               580,000              8.2%
700 Liberty Avenue
Union, New Jersey 07083

*Indicates beneficial ownership of less than 1%

(1) Calculation based on 7,081,666 outstanding shares plus shares issuable to the named person under options exercisable within 60 days.

(2) Excludes shares held by the named persons' spouses. The named directors do not have shared voting or dispositive power with respect to such shares.

(3) Includes immediately exercisable options to purchase 100,000 shares of Common Stock granted by the Company and options to purchase 100,000 shares from each of two private individuals.

(4) Includes immediately exercisable options to purchase 10,000 shares of Common Stock.

(5) Includes immediately exercisable options to purchase 15,000 shares of Common Stock.

(6) Includes 80,000 shares paid in connection with the acquisition of MSP, Inc., which are held in escrow and subject to a put option by the Company in the event MSP Inc. does not achieve certain pre-tax profit goals, and options to purchase 20,000 shares of the Company's common stock issued in connection with Mr. Edelman's employment agreement with the Company. (See "Certain Relationships and Related Transactions"). These options are subject to forfeiture in the event MSP, Inc. does not achieve certain pre-tax profit goals.

(7) The denominator for this calculation is 7,396,666, which includes shares underlying options held by directors and executive officers that are exercisable within 60 days but excludes 100,000 shares underlying options granted to Mr. Brown by Mr. Goodrich to avoid double counting.

(8) Includes shares held by the named person's spouse over which the names person disclaims beneficial ownership.

(9) Includes 695,375 shares held by a trust for which the named person and his spouse are the trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Brown, who serves as Chairman of the Board, and the Company have a verbal agreement pursuant to which Mr. Brown provides executive services to the Company on an as needed basis and receives a salary of $500 per day and reimbursement of business expenses.

      The Company has entered into an employment agreement with Mr. Edelman, a Vice President of the Company and a director, pursuant to which Mr. Edelman is responsible to develop and manage a franchise program for the Company. The agreement is dated as of July 1, 1997, has a one-year term and provides Mr. Edelman with an annual salary of $78,000 plus options to purchase 20,000 shares, exercisable for a five year period commencing with the one year anniversary of his agreement at an exercise price of $1.25. The options are subject to forfeiture in the event MSP, Inc., a subsidiary acquired from Mr. Edelman, does not achieve certain pre-tax profit goals. In the event the pre-tax profit of MSP, Inc. exceeds certain goals, Mr. Edelman is entitled to receive additional options to purchase the Company's common stock.

      In January 1997, the Company retained the law firm of Donovan & O'Connor, LLP, a firm at which Mr. Goodrich's brother is a principal, to render legal services in litigation matters and general corporate matters. The Company paid $54,354 to such firm in fiscal year ended December 31, 1997.

      The Company believes that all transactions with related individuals and entities were on terms at least as favorable to the Company as those that would have been reached with unrelated third parties.

SUBSEQUENT EVENTS:

      On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. ("AHI") and its wholly-owned subsidiary for the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) and relatedtrademarks and a patent for use by AHI in the Law Enforcement market only. The sale is subject to, among other things, approval by holders of a majority of the Company's Common Stock and receipt by the Company of an opinion that the Transaction is fair, from a financial point of view. The Transaction is expected to close in June 1998.

      The Company expects to apply approximately $1,750,000 of the purchase price received to pay off the amount due to FNB under its term loans. In addition, $600,000 of the purchase price will be retained by AHI to secure, among other things, the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price will be available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets not consistent with the Company's historical business. (See "Acquisition Proposal" and "Management Discussions and Analysis of Financial Condition and Results of Operations-Liquidity and Capital

Resources").

      Pursuant to the terms of the Purchase Agreement, the Company will sell to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI will also receive a 99-year paid-up license to exploit the Mace(R) brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the law Enforcement division constitute a substantial part of the Company's assets.

      The purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license, is $3,117,325 representing the book value as of December 31, 1997 plus an additional amount of $200,000, to cover certain expenses of the Transaction. The purchase price for inventory is $2,636,325 representing the book value at December 31, 1997 , increased by inventory purchases since December 31, 1997, valued at the Company's standard cost and decreased by (i) sales of inventory from December 31, 1997 and (ii) inventory related to unshipped orders that AHI has not agreed to fill.

   The Company will retain its cash and accounts receivable from the law Enforcement division, estimated at approximately $2,000,000. The purchase price will be paid in cash or other immediately available funds. The Company does not anticipate any material tax implications resulting from the Transaction. To the extent there is taxable gain resulting from the Transaction, the Company will utilize its net operating loss carry forward to cover the taxes, if any, resulting from the sale.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 1997.

(b)   Exhibits

      3(i)      Articles of Incorporation - Vermont(1)
      3(i)2     Articles of Incorporation - Delaware(1)
      3(i)3     Merger Agreement(1)
      3(i)4     Certificate of Amendment for Name Change(1)
      3(ii)     By-Laws(1)
      3(ii)2    Amendment No. 1 to By-Laws, effective 11/12/93(1)
      3(ii)3    Amendment No. 2 to By-Laws, effective 2/24/96(5)
      9.1       Shareholders Voting Agreement between 321 Investments, Inc.,
                Rajan Shamdasani, Jon E. Goodrich, Robert P. Gould and
                Robert D. Norman dated March 22, 1996(5)
      10.1      Employment Agreement between the Company and Jon E. Goodrich dated as of September 1, 1993(1)
      10.2      Consulting Agreement between the Company and Robert P. Gould dated as of September 1, 1993(1)
      10.3      1993 Non-Qualified Stock Option Plan(1)
      10.4      Form of Underwriter Warrants(1)
      10.5      Form of Selected Dealers Agreement(1)
      10.6      Sales Agreement dated May 1, 1992 between the Company and
                Mosler Inc.(1)
      10.7      Purchase and Sales Agreement dated July 19, 1991 between the
                Company and Home Protection Concepts, Inc.(1)
      10.8      Purchase and Sales Agreement dated April 1, 1993 between the
                Company and Personal Protection Consultants, Inc.(1)
      10.9      Purchase Agreement between the Company and Defense
                Technology Corp. of America dated October 24, 1992(1)
      10.10     Amendment to Purchase Agreement of October 24, 1992 between
                Defense Technology Corporation of America and the Company dated as of August 15, 1993(1)
      10.11     Purchase and Sales Agreement between the Company and
                Personal Security, Inc., dated as of July 1, 1993(1)
      10.12     Purchase and Sale Agreement between the Company and Messrs.
                Diamond and Helmrich, dated August 16, 1993(1)
      10.13     Lease Agreement between the Company and G&G Realty, Inc.
      10.14     Form of Lock-up Agreement(1)
      10.15     Term Loan with Vermont National Bank(1)
      10.16     Working Capital Line of Credit with Vermont National Bank
                for $500,000(1)
      10.17     Loan with Vermont National Bank for $400,00
      10.18     Guarantees of Messrs. Gould and Goodrich under the loans
                with Vermont National Bank(1)
      10.19     Waiver/amendment of capital expenditure limitation contained in the term loan agreement with Vermont National Bank(1)

      10.20     Amended and Restated Employment Agreement between the
                Company and Jon E. Goodrich(1)
      10.21     Aircraft Lease dated as of June 1, 1993 between the Company and G&G Realty, Inc.(1)
      10.22     Trademarks(1)
      10.23     Amendment No. 1 to Amended and Restated Employment
                Agreement(1)
      10.24     Asset Purchase Agreement between the Company and
                TransTechnology Corporation dated March 1, 1994(2)
      10.25     Agreement for Sale between KinderGard Corporation and Mace
                Security International, Inc.(3)
      10.26     Consulting Agreement between Sheldon Hibbard and Mace
                Security International, Inc.(3)
      10.27     Consulting agreement between P.D.M. Corporation and Mace
                Security International, Inc.(3)
      10.28     Warrants in connection with the acquisition of the assets of the KinderGard Corporation(3)
      10.29     Purchase and Sale Agreement between Robert Mainhardt and
                Mace Security International, Inc.(3)
      10.30     Consulting and Sales Representative Agreement between Robert
                Mainhardt and Mace Security International, Inc.(3)
      10.31     License Agreement between Robert MainhardtMace Security
                International, Inc.(3)
      10.32     Assignment and Assumption Agreement between G&G Realty, Inc.
                and Mace Security International, Inc.(3)
      10.33     Lease Agreement and Option to Purchase between G&G Realty,
                Inc. and James Comi and Rhoda Comi(3)
      10.34     Real Estate Purchase Agreement between Vermont Economic
                Development Authority and Mace Security International, Inc.(3)
      10.35     Consulting Agreement effective April 1, 1994 between Robert
                R. Rosberg and Mace Security International, Inc.(4)
      10.36     Supplemental Agreement effective January 1, 1995 between
                Robert R. Rosberg and Mace Security International, Inc.(4)
      10.37     Aircraft Lease effective June 1, 1994 between G&G Realty,
                Inc. and Mace Security International, Inc.(4)
      10.38     Aircraft Lease Termination Agreement effective March 31,
                1995 between G&G Realty, Inc. and Mace Security
                International, Inc.(4)
      10.39     Line of Credit Note for $1,500,000 with Vermont National Bank(5)
      10.40     Term Note for $1,500,000 with Vermont National Bank(5)
      10.41     Security Agreement with Vermont National Bank(5)
      10.42     Advisory Employment Agreement between Mace Security
                International, Inc. and Jon E. Goodrich, dated as of January 17,
                1996(6)
      10.43     Employment Agreement between Mace Security International,
                Inc. and Robert D. Norman, dated as of January 16, 1996(6)
      10.44     Letter of Intent between Mace Security International, Inc.
                and Gould & Goodrich Leather, Inc., dated March 22, 1996(6)
      10.45     Letter of Intent between Mace Security International, Inc.
                and 321 Investments, Inc., dated March 22, 1996(6)
      10.46     Letter of Intent between Mace Security International, Inc.
                and Rajan Shamdasani, dated March 22, 1996(6)
      10.47     Employment Agreement between the Company and Richard A. Galt dated as of August 22, 1996(7).
      10.48     Amendment 1 to Employment Agreement between the Company
                and Richard A. Galt dated as of August 22, 1996(7).
      10.49     Employment Agreement between the Company and Richard A. Galt dated as of January 22, 1997.(8)
      10.50     Amendment 1 to Employment Agreement between the Company and
                Richard A. Galt dated as of January 22, 1997.(8)
      10.51     Employment Agreement between the Company and Jon E. Goodrich dated as of March 14, 1997.(8)
      10.52     Loan Agreement between the Company and KeyBank National
                Association dated March 31, 1997.(8)
      10.53     Waiver and Modification of Loan Agreement between the
                Company and KeyBank National Association dated April 11,
                1997.(8)
      10.54     Line of Credit Agreement between the Company and Marvin
                Brown dated April 14, 1997.(8)
      10.55     Line of Credit Agreement between the Company and Jon E.
                Goodrich dated April 14, 1997.(8)
      10.56     Waiver and Second Modification of Loan Agreement between the
                Company and Key Bank National Association dated June 30,
                1997(9)
      10.57     Stock Purchase Agreement between the Company and Howard S.
                Edelman dated July 1, 1997(9)
      10.58     First National Bank of New England Loan closing documents dated
                September 25, 1997 - the $800,000 note.(10)
      10.59     First National Bank of New England Loan closing documents
                dated September 25, 1997 - the $1,000,000 note.(10)
      10.60     First National Bank of New England Loan closing documents
                dated September 25, 1997 - the $250,000 line of credit.(10)
      10.61     Asset purchase Agreement between the Company and MSP Retail,
                Inc. dated September 10, 1997.(10)
      10.62     First National Bank of New England loan closing documents
                dated February 5, 1998 relating to the $800,000 loan
                guaranteed by the U.S. Department of Agriculture.(11)
      10.63     Purchase Agreement between the Company and Armor Holdings,
                Inc. and its subsidiary dated April 2, 1998.(11)
      10.64     Fairness Opinion relating to the sale of substantially all the assets of the Law Enforcement division to Armor
                Holdings, Inc.(11)
      11        Statement re: computation of per share earnings(11)

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

      (8) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

      (9) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1997.

      (10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997.

      (11)  Filed herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       MACE SECURITY INTERNATIONAL, INC.


                                       By: /s/ Jon E. Goodrich
                                           --------------------------------
                                           Jon E. Goodrich
                                           President and CEO


Date:  March 31, 1998


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                         Title                    Date
     ---------                         -----                    ----


/s/ Jon E. Goodrich                    President, CEO           March 31, 1998
------------------------------         And Director
Jon E. Goodrich


/s/ Marvin P. Brown                    Chairman of the          March 31, 1998
------------------------------         Board
Marvin P. Brown


/s/ Virginia de Ganahl Russell         Director                 March 31, 1998
------------------------------
Virginia de Ganahl Russell


/s/ Howard S. Edelman                  Director                 March 31, 1998
------------------------------
Howard S. Edelman


/s/ Neil J. Campolungo                 Director                 March 31, 1998
------------------------------
Neil J. Campolungo


/s Lewis C. Cohen                      Director                 March 31, 1998
------------------------------
Lewis C. Cohen


/s/ R. David Garwood                   Director                 March 31, 1998
------------------------------
R. David Garwood


/s/ Mark A. Capone
------------------------------         Treasurer/Chief          March 31, 1998
Mark A. Capone                         Financial Officer

                        MACE SECURITY INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page No.

Reports of Independent Accountants                                   F-2, F-2A

Consolidated Balance Sheets at December 31, 1997 and 1996            F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1997 and 1996                     F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1997 and 1996                     F-5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997 and 1996                                   F-6

Notes to Consolidated Financial Statements                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mace Security International, Inc.

We have audited the accompanying consolidated balance sheet of Mace Security International, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mace Security International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ URBACH KAHN & WERLIN PC

Albany, New York
February 26, 1998, except for Note 16 for which the date is April 2, 1998.

                        [LETTERHEAD OF COOPERS & LYBRAND]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mace Security International, Inc.

We have audited the accompanying balance sheet of Mace Security International, Inc. as of December 31, 1996 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mace Security International, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    /s/ COOPERS & LYBRAND, L.L.P.

Albany, New York
March 25, 1997, except for Note 7, for which the date is April 14, 1997.


                                      F-2A

                        MACE SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                       1997            1996
                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................   $  1,146,212    $    345,554
  Accounts receivable, net .....................      1,880,565       2,567,920
  Inventories:
    Finished goods .............................      1,712,082       1,729,882
    Work in process ............................        788,247       1,184,590
    Raw material and supplies ..................      1,474,376       2,311,407
  Prepaid expenses and other ...................        314,438         171,271
                                                   ------------    ------------
    Total current assets .......................      7,315,920       8,310,624
Property and equipment, net ....................      2,697,961       2,919,230
Intangibles, net ...............................      2,718,423       2,761,193
Other assets ...................................        136,362         131,543
                                                   ------------    ------------
    Total Assets ...............................   $ 12,868,666    $ 14,122,590
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ................................   $     30,728    $         --
  Current maturities of long-term debt .........        113,210         949,827
  Accounts payable .............................        333,735       1,012,777
  Accrued liabilities ..........................        556,624         411,233
                                                   ------------    ------------
    Total current liabilities ..................      1,034,297       2,373,837
Long-term debt, net of current maturities ......      1,660,205         143,271
                                                   ------------    ------------
    Total liabilities ..........................      2,694,502       2,517,108
                                                   ------------    ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares
    issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    and outstanding 7,081,666 shares
    in 1997, 6,825,000 shares in 1996 ..........         70,817          68,250
  Additional paid-in capital ...................     13,333,191      13,080,133
  Deficit ......................................     (3,229,844)     (1,542,901)
                                                   ------------    ------------
    Total Stockholders' equity .................     10,174,164      11,605,482
                                                   ------------    ------------
    Total Liabilities and Stockholders' equity .   $ 12,868,666    $ 14,122,590
                                                   ============    ============


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1996

                                                      1997              1996
                                                 ------------      ------------
Net sales ..................................     $  9,830,591      $ 10,824,203

Cost of sales ..............................        7,011,829         6,596,992
                                                 ------------      ------------
      Gross profit .........................        2,818,762         4,227,211

Operating expenses:
  General and administrative ...............        2,681,528         2,606,045
  Selling ..................................         1,824,82         1,873,884
                                                 ------------      ------------
      Operating loss .......................       (1,687,591)         (252,718)

Other income (expense):
  Write down of long-lived assets ..........               --           (28,453)
  Interest income ..........................           32,130            22,646
  Interest expense .........................         (121,877)          (97,998)
  Other income .............................           98,195           110,980
                                                 ------------      ------------
                                                        8,448             7,175
                                                 ------------      ------------

      Loss before income tax expense .......       (1,679,143)         (245,543)

Income tax expense .........................            7,800             6,805
                                                 ------------      ------------
      Net loss .............................     $ (1,686,943)     $   (252,348)
                                                 ============      ============
      Net loss per common share ............     $       (.24)     $       (.04)
                                                 ============      ============
      Weighted average number of
      common shares outstanding ............        6,920,023         6,819,918
                                                 ============      ============


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996

                                               Common Stock       Additional
                                            Shares       Par    Paid-in Capital   Deficit
                                            ------       ---    ---------------   -------
Balance at January 1, 1996 ...........     6,805,000   $68,050    $13,025,471   $(1,290,553)

Shares issued to officer .............        20,000       200         27,600            --

Fair value of 30,000 stock options
issued to consultants ................            --        --         27,062            --

Net loss .............................            --        --             --      (252,348)
                                           ---------   -------    -----------   ------------
Balance at December 31, 1996 .........     6,825,000    68,250     13,080,133    (1,542,901)

Shares issued for MSP Retail, Inc.
  acquisition ........................       176,666     1,767        163,858            --

Shares issued for MSP, Inc.
  acquisition ........................        80,000       800         89,200            --

Net loss .............................            --        --             --    (1,686,943)
                                           ---------   -------     ----------    -----------
Balance at December 31, 1997 .........     7,081,666   $70,817    $13,333,191   ($3,229,844)
                                           =========   =======    ===========   ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996

                                                          1997           1996
                                                     -----------    -----------
Operating activities:
    Net loss ......................................  $(1,686,943)   $  (252,348)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
           Depreciation ...........................      454,247        445,018
           Amortization ...........................      268,994        267,222
           Allowance for bad debts ................      (47,905)        53,003
           Gain on sale of assets .................       (1,996)       (10,249)
           Write down of long-lived assets ........           --         28,453
           Fair value of stock options issued
             to consultants .......................           --         27,062
           Shares issued as compensation ..........           --         27,800
    Changes in:
           Accounts receivable ....................      735,260     (1,530,941)
           Inventories ............................    1,334,307        702,869
           Prepaid expenses and other .............     (115,087)       265,594
           Accounts payable .......................     (679,042)       394,124
           Accrued liabilities ....................      145,391       (123,683)
           Other assets ...........................      (12,459)       (12,483)
                                                     -----------    -----------
             Net cash provided by
               operating activities................      394,767        281,441
                                                     -----------    -----------

Investing activities:
    Purchases of property and equipment ...........     (238,726)      (304,403)
    Proceeds from sale of property and equipment ..       13,744         29,850
    Acquisition of subsidiaries ...................      (51,372)            --
                                                     -----------    -----------
             Net cash used in
               investing activities ...............     (276,354)      (274,553)
                                                     -----------    -----------

Financing activities:
    Payment of principal on long-term debt ........     (525,933)      (392,080)
    Proceeds from long-term debt ..................    1,206,250        375,753
    Payment of notes payable ......................       (3,272)      (127,797)
    Proceeds from notes payable ...................       34,000             --
    Debt issue costs ..............................      (28,800)       (22,848)
                                                     -----------    -----------
            Net cash provided by (used in)
               financing activities ...............      682,245       (166,972)
                                                     -----------    -----------

Net increase (decrease) in cash and
 cash equivalents .................................      800,658       (160,084)

Cash and cash equivalents:
    Beginning of year .............................      345,554        505,638
                                                     -----------    -----------
    End of year ...................................  $ 1,146,212    $   345,554
                                                     ===========    ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                        NOTES TO CONSOLIDATED STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of organization:

            Mace Security International, Inc. (Mace) is incorporated under the laws of the state of Delaware. Mace and its subsidiaries' revenues are generated primarily through the manufacture, distribution and sale of defense sprays, tear gas grenades, projectiles, cartridges and other self-defense and personal safety products for the consumer and law enforcement markets.

      Summary of significant accounting policies:

      Principles of consolidation:

            The consolidated financial statements include the accounts of Mace and its wholly-owned subsidiaries, MSP, Inc., MSP Retail, Inc., and Mace Security Centers, Inc. (collectively referred to as the Company). All intercompany accounts and transactions have been eliminated.

      Revenue recognition:

            Substantially all revenue from domestic sales is recognized when shipments are made and export sales are recognized when title has passed.

      Cash and cash equivalents:

            Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

      Accounts receivable:

            Accounts receivable are presented net of an allowance for doubtful accounts approximating $54,000 at December 31, 1997 ($102,000 at December 31, 1996).

      Inventories:

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

            Cost of sales for the year ended December 31, 1997 includes approximately $1,017,000 attributable to lower of cost or market write downs. This adjustment was made in the fourth quarter of 1997.

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

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Research expense:

            Research and development expense, which is charged to operations as incurred, was approximately $81,000 in 1997 and $53,000 in 1996.

      Income taxes:

            The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

            The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

      Advertising:

            The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $249,000 and $213,000 in 1997 and 1996, respectively.

      Net loss per common share:

            Loss per common share amounts have been computed using the weighted average number of common shares outstanding for the respective periods. Effective December 31, 1997, the Company adopted Statement of Financinal Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This standard requires the presentation of basic and diluted earnings, when applicable, per share. All outstanding options and warrants are anti-dilutive at December 31, 1997.

      Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

      Impairment of long-lived assets

            During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, (SFAS No. 121),"Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of".

            SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

            Adoption of SFAS No. 121 resulted in an impairment charge included in other expense of $28,453 in 1996. The impaired assets were primarily trademarks.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Measurements of the impairment loss is based on fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows.

      Recent Accounting Pronouncements

            In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The Company anticipates that adoption of SFAS No. 130 may expand or modify disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company anticipates that adoption of SFAS No. 131 will expand disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

2. SUPPLEMENTARY CASH FLOW INFORMATION

            In September 1997, the Company obtained long-term debt from the First National Bank of New England (See Note 7). As part of this refinancing, the Key Bank long-term debt of $593,750 was paid. This non-cash transaction has been excluded from proceeds from long-term debt, as well as payment of principal on long-term debt.

            In October 1996, the Company refinanced $395,823 of its long-term debt with Vermont National Bank through the issuance of long-term debt from KeyBank (See Note 7). This non-cash transaction has been excluded from payment of principal on long term debt and proceeds from long-term debt.

3. PROPERTY AND EQUIPMENT

            The components of property and equipment are summarized below:

                                                          1997          1996
                                                      -----------   -----------
            Office furniture ......................   $   128,959   $   127,144
            Computer equipment ....................       428,769       386,608
            Vehicles ..............................        46,501        37,285
            Leasehold improvements ................     1,628,553     1,539,976
            Machinery and equipment ...............     2,217,610     2,130,302
                                                      -----------   -----------
               Total property and equipment .......     4,450,392     4,221,315
            Less: Accumulated depreciation ........    (1,752,431)   (1,302,085)
                                                      -----------   -----------
               Property and equipment, net ........   $ 2,697,961   $ 2,919,230
                                                      ===========   ===========

            Depreciation expense was $454,247 in 1997 and $445,018 in 1996. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $113,429 in 1997 and $38,290 in 1996.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. INTANGIBLES

            The components of intangibles are summarized below:

                                                            1997         1996
                                                         ----------   ----------
                 Trademarks ..........................   $3,099,208   $3,099,208
                 Trademark protection costs ..........      154,088      154,088
                 Excess purchase price over fair value
                         assigned to assets acquired .      634,470      422,405
                                                         ----------   ----------
                    Total intangibles ................    3,887,766    3,675,701
                 Less: Accumulated amortization ......    1,169,343      914,508
                                                         ----------   ----------
                   Intangibles, net ..................   $2,718,423   $2,761,193
                                                         ==========   ==========

            Amortization expense was $254,834 in 1997 and $251,794 in 1996.

5. NOTES PAYABLE

            Notes payable at December 31, 1997 consist of an obligation to a financing company, payable in monthly installments with interest at 10.2% in 1997, and due Septemer 1998.

            In September 1997, the Company obtained a $250,000 working capital line of credit from First National Bank of New England bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998. No amounts have been drawn on this line of credit. The Company is using this line for the issuance of letters of credit for international purchases. The Company had $52,500 in letters of credit outstanding at December 31, 1997.

6. ACCRUED LIABILITIES

            The components of accrued liabilities are summarized below:

                                                 1997       1996
                                               --------   --------
            Commissions ...................    $130,833   $ 51,924
            Customer prepayments ..........     107,643     70,482
            Payroll and related expenses...     109,552    120,661
            Compensated absences ..........       8,524     22,101
            Professional fees .............      65,000     54,297
            Advertising ...................      64,571     30,000
            Other .........................      70,501     61,768
                                               --------   --------
                                               $556,624   $411,233
                                               ========   ========

7. LONG-TERM DEBT

      Long-term debt at December 31 consists of the following:

                                                            1997        1996
                                                            ----        ----
      Notes payable--First National Bank of
        New England, bearing interest at
        prime plus 1.50% (10.0% at December
        31, 1997) payable in monthly
        installments of $23,791, including
        interest, due October 1, 2007,
        collateralized by all assets of the
        Company.                                         $1,773,415          --

      Note payable--stockholder, payable in
        quarterly installments of $33,957
        plus interest at prime in effect at
        the beginning of each quarter (8.25%
        at December 31, 1996) maturing
        January 1997.                                            --      33,957

      Note payable--stockholder, payable in
        quarterly installments in an amount
        equal to seven percent of annualized
        net sales of the Federal Laboratories
        division in excess of an agreed upon
        base plus interest at prime in effect
        at the beginning of each

                        MACE SECURITY INTERNATIONAL, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LONG TERM DEBT (continued)

        quarter (8.25% at December 31, 1996)
        with no set maturity date;
        collateralized by the equipment
        purchased in connection with the
        Federal Laboratories division
        acquisition. This liability was
        satisfied in 1997.                                       --     340,391

      Note payable--KeyBank bearing interest
        at the Bank's "base rate" plus 1.25%
        (9.5% at December 31, 1996) payable
        in monthly installments of $15,625
        plus interest, due October 1, 1998,
        collateralized by all assets of the
        Company. This liability was
        satisfied in 1997.                                       --     718,750
                                                         ----------  ----------
                                                          1,773,415   1,093,098
      Less: Current maturities                              113,210     949,827
                                                         ----------  ----------
      Total long-term debt                               $1,660,205  $  143,271
                                                         ==========  ==========

      Scheduled principal repayments on long-term debt are as follows:

      1998                                                  113,210
      1999                                                  125,073
      2000                                                  138,170
      2001                                                  152,638
      2002                                                  168,621
      Thereafter                                          1,075,703
                                                          ---------
                                                          1,773,415
                                                          =========

      Interest paid was $129,770 in 1997 and $102,408 in 1996.

            In October 1996, the Company entered into a credit agreement with KeyBank National Association ("Key") which provided for a maximum of $2,000,000 of credit (the credit agreement) and was subject to a borrowing base formula. The amounts outstanding under the credit agreement were secured by virtually all of the Company's then owned and after-acquired assets.

            The credit agreement was separated into two "facilities". One facility provided for a $750,000 term loan maturing October 1, 2000, calling for monthly principal payments of $15,625 plus accrued interest at the Key's "base rate" plus 1.25% (9.5% on December 31, 1996). The Company drew fully on the term loan and used the proceeds to pay off the term loan with Vermont National Bank that totaled $395,823, including interest, and used the remaining $354,177 for working capital purposes.

            The second facility, a $250,000 line of credit, which originally matured on October 1, 1998 and called for interest to be paid monthly at the Key's "base rate" plus 1.25% (9.25% as of December 31, 1996) was canceled in early 1997. No amounts were drawn on this facility.

            The credit agreement contained various covenants which included the maintenance of certain financial ratios and limitations on capital expenditures, debt and dividends. As of December 31, 1996, the Company was in violation of most of these covenants. The Company obtained a waiver of these violations for the year ended December 31, 1996 and for the 10 months ended October 31, 1997.

            In April 1997, the Company's President and the Company's Chairman of the Board supplied the Company with lines of credit for up to $375,000 each ($750,000 in total) with interest at prime plus 1.25%. The lines of credit expired in September 1997. No amounts were drawn on these lines.

            In September 1997, the Company refinanced its long-term debt with the First National Bank of New England. Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the KeyBank long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

            These facilities contain certain restrictions on the payment of dividends and are collateralized by the following: (a) assignment of life insurance owned by the Company on the life of the current President and Chief Executive Officer; and (b) first priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the current President and Chief Executive Officer of the Company.

            Prior to this refinancing event, the obligation to a stockholder relating to the acquisition of the assets of Federal Laboratories, was paid in full with cash from operations.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. INCOME TAXES

      The components of income tax expense are:

                                                           1997       1996
                                                          ------     ------
            Current                                       $7,800     $6,805
            Deferred                                          --         --
                                                          ------     ------
             Total income tax expense                     $7,800     $6,805
                                                          ======     ======

            The significant components of deferred income tax expense attributed to loss from operations for the years ended December 31, 1997 and 1996 are as follows:

                                                         1997         1996
                                                      ---------    ---------
            Current deferred tax expense              $  37,336    $ 152,618
            Loss carry forward                         (615,707)    (247,244)
            Valuation allowance for deferred
             tax assets                                 578,371       94,626
                                                      ---------    ---------
                                                      $      --    $      --
                                                      =========    =========

            A comparison of the federal statutory rate to the Company's effective rate is as follows:

                                                          1997    1996
                                                          ----    ----
            U.S. statutory rate                           (34%)   (34%)
            State taxes, net of federal benefit             1%      2%
            Miscellaneous permanent differences             1%      2%
            Valuation allowance for deferred tax as ets    34%     34%
            Adjustments for prior year taxes               (1%)    (1%)
                                                          ---     ---
            Effective tax rate                              1%      3%
                                                          ---     ---

            The significant components of deferred tax assets and liabilities are as follows:

                                                              1997       1996
                                                           ---------  ---------
            Current assets (liabilities):
            Allowance for doubtful accounts                $  21,587  $  40,077
            Inventories                                       65,869     92,764
            Accrued expenses                                   9,128     42,407
            Other                                             12,163      7,449
                                                           ---------  ---------
                  Current deferred assets                    108,747    182,697
            Valuation allowance                             (108,747)  (182,697)
                                                           ---------  ---------
                  Net current deferred tax assets          $      --  $      --
                                                           =========  =========

            Noncurrent assets (liabilities):
            Intangibles                                       (4,758)    (7,586)
            Plant, equipment and depreciation               (234,372)  (268,158)
            Net operating loss carry forwards              1,152,000    536,293
                                                           ---------  ---------
                  Net noncurrent deferred assets             912,870    260,549
            Valuation allowance                             (912,870)  (260,549)
                                                           ---------  ---------
                  Net noncurrent deferred tax assets       $      --  $      --
                                                           =========  =========

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. INCOME TAXES (continued)

            A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The deferred tax assets recorded reflects management's estimate of the amount which will be realized based upon current operating results and contingencies.

            During the year ended December 31, 1997, the valuation allowance increased by $578,371.

            At December 31, 1997, the Company has net operating loss carry forward for federal income tax purposes of approximately $2,880,000. The federal net operating loss carry forward, if unused, will begin to expire during the year ended December 31, 2009.

            Net taxes refunded were $64,628 in 1996.

9. RELATED PARTY TRANSACTIONS

            The Company paid legal and management/consulting fees to officers and directors approximating $57,350 and $35,360 in 1997 and 1996, respectively.

10. COMMITMENTS AND CONTINGENCIES

            The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

            Operating lease expense for equipment, vehicles and real estate amounted to $170,231 and $171,947 for 1997 and 1996, respectively. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance and annual cost of living increases. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are:

            1998                            116,526
            1999                            103,977
            2000                             28,760
                                         ----------
                                         $  249,263
                                         ==========

            The Company has entered into month to month and long-term sublease agreements with tenants of their operating facility in Bennington, Vermont, including a related party. Total sublease rental income was $93,231 and $65,160 in 1997 and 1996, respectively.

            Future minimum rental receipts required under operating subleases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are:

            1998                            73,404
            1999                            76,404
            2000                            44,569
                                          --------
                                          $194,377
                                          ========

            The Company was obligated under a consulting agreement with a director/stockholder calling for a monthly consulting fee of $1,930 for the period January 1, 1996 to December 31, 1996.

            During 1994, the Company paid $75,000 to a related entity to acquire all of the rights and obligations under a lease agreement, including an option to purchase the south wing of its principal operating facility. Amortization of this deferred cost was $13,440 in 1997 and 1996, respectively. The term of the lease expires on January 31, 2000, and requires monthly payments of $6,064, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The option may be exercised for $600,000 at the end of the lease term.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

            The Company is party to a Real Estate Purchase Agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the center and north wings of its headquarters, after the satisfaction of certain contingencies by VEDA. The purchase price is $1,000,000, payable in cash of $150,000 and a $850,000 promissory note to VEDA at 4% interest, based on a 20 year amortization schedule with a balloon payment of $100,000 due at the end of ten years. The Company has temporarily elected to lease the facility for $4,000 per month, together with taxes, insurance and utilities. The Company is currently renegotiating its option to extend its lease for an additional five year period.

11. STOCK OPTIONS AND WARRANTS

            During September 1993, the Company adopted the 1993 Stock Option Plan (the Plan). The Plan provides for the issuance of up to 630,000 shares of common stock upon exercise of the options. The Company has reserved 630,000 shares of common stock to satisfy the requirements of the Plan. The options are non-qualified stock options and are not transferable by the recipient. The Plan is administered by the Compensation Committee of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

            The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the stock option plans. Accordingly, no employee compensation cost has been recognized in 1997 and 1996. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", net loss would increase from $1,686,943 to $1,886,293 in 1997 and from $252,348 to
      $454,085 in 1996. Net loss per share would increase from $.24 to $.27 in 1997 and from $.04 to $.07 in 1996. The weighted average fair value of options granted during 1997 and 1996, for the purpose of SFAS No. 123, is $1.15 and $.85 per share, respectively.

            In accordance with SFAS No. 123, the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model, assuming no dividend yield and an expected volatility of 92.2% and 77.6% in 1997 and 1996, respectively. The weighted-average remaining contractual life of outstanding options under the plan at December 31, 1997 is 13 years. The risk- free interest rate ranges from 6.06% to 6.86% in 1997 and from 5.95% to 6.78% in 1996.

            Activity with respect to these plans is as follows:

                                            1997              1996
                                     -----------------  -----------------
                                              Weighted           Weighted
                                              Average            Average
                                              Exercise           Exercise
                                     Number   Price     Number   Price
                                     ------   -----     ------   -----
Shares under option, January 1       276,400  $1.54      90,100  $5.34
Options granted                      162,500   1.40     270,000   1.44
Options exercised                         --     --          --     --
Options canceled                       1,100   5.50      83,700   5.32
                                     -------- ------    -------  -----
Shares under option, December 31     437,800   1.48     276,400   1.54
                                     =======  =====     =======  =====

Options exercisable, December 31     437,800   1.48     276,400   1.54
                                     =======   ====     =======   ====
Shares available for granting
  of options, December 31            192,200            353,600
                                     =======            =======

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. STOCK OPTIONS & WARRANTS (continued)

            The following is a summary of the status of options outstanding at December 31, 1997:

                        Outstanding Options                 Exercisable Options
                        -------------------                 -------------------
                                   Weighted
                                   Average      Weighted             Weighted
             Exercise              Remaining    Average              Average
             Price                 Contractual  Exercise             Exercise
             Range       Number    Life         Price        Number  Price
             ------------------------------------------------------------------
             $5.50        5,300      5.87       $5.50         5,300  $5.50
              1.50      320,000     13.69        1.50       320,000   1.50
              1.25       62,500     14.54        1.25        62,500   1.25
              1.19       50,000     13.64        1.19        50,000   1.19

            In connection with the initial public offering of the Company's securities in November 1993, the Company issued a total of 75,000 common stock purchase warrants to the underwriters of the securities. These warrants are exercisable over a four-year period which began in November 1994 at $6.60 per share.

            In August 1994, the Company issued warrants to purchase 60,000 shares of Mace Security International, Inc. common stock at $4.25 per share in connection with the purchase of certain assets of a business. The warrants are exercisable over a ten year period, expiring on August 24, 2004.

            During the exercise periods, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12. CONCENTRATION OF CREDIT RISK

            The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

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

13. EMPLOYEE BENEFIT PLAN

            The Company maintains a voluntary 401(k) plan covering substantially all of its employees. Employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Department of Labor. The Company matches 25% of each dollar contributed by employees up to 4% of their wages. The cost of the plan amounted to $28,354 and $30,573 in 1997 and 1996, respectively.

14. ACQUISITIONS AND SUBSIDIARIES

            In July 1997, the Company acquired all of the issued and outstanding common stock of MSP, Inc. (MSP), an Aurora, Colorado marketer of a diversified line of consumer safety and security products. This transaction was recorded as a purchase, and the operations of MSP have been included with the Company's from the acquisition date. In the event MSP achieves certain financial goals, an additional 15,000 shares of the Company's common stock is issuable. The purchase cost of $90,000 was represented by 80,000 shares of the Company's stock valued at $1.125 per share.

            In September 1997, the Company acquired all of the issued and outstanding common stock of MSP Retail, Inc. (MSPR), an operator of two retail stores in the Denver, Colorado area, specializing in the sale of security products for personal and home protection. This transaction was recorded as a purchase, and the operations of MSPR have been included with the Company's from the acquisition date. The purchase price of $212,000 was represented by 176,666 shares of the Company's common stock valued at $.9375 per share and cash of $46,300.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. AQUISITIONS AND SUBSIDIARIES (Continued)

            Pro forma results of the MSP and MSPR acquisitions, assuming they had been made at the beginning of the periods presented, would not be materially different from the results reported.

            The excess of the purchase price over the fair values assigned to the assets acquired, approximating $207,000, is being amortized over 15 years.

            In September 1997, the Company established Mace Security Centers, Inc.,a subsidiary corporation formed for the purpose of offering franchises for the operation of retail stores which will sell personal protection and security products. There has been no operating activity in this corporation through December 31, 1997.

15. SEGMENT INFORMATION

            The Company operates in principally two industry segments: (1), the manufacture, distribution and sale of Mace(R) brand defense sprays and personal safety products to the civilian consumer market, "Consumer"; and
      (2), the manufacture, distribution and sale of tear gas grenades, defense sprays, projectiles and cartridges to law enforcement agencies, "Law Enforcement". The Law Enforcement segment represented 70.4% and 59% of sales for the Company in 1997 and 1996, respectively. Intersegment sales are not material and operating income represents total revenues less operating expenses. Identifiable assets are those assets employed in each segment's operation, including an allocated value to each segment of cost in excess of net assets acquired.

            Information concerning the Company's business segments in fiscal 1997 and 1996 is as follows:

                                                     1997              1996
                                                 ------------      ------------
NET SALES
 Consumer                                        $  2,912,964      $  4,437,020
 Law Enforcement                                    6,917,627         6,387,183
                                                 ------------      ------------
    Total net sales                              $  9,830,591      $ 10,824,203
                                                 ============      ============
OPERATING (LOSS) INCOME
  Consumer                                           (490,169)          252,739
  Law Enforcement                                  (1,197,422)         (505,457)
                                                 ------------      ------------
     Total operating loss                        $ (1,687,591)     $   (252,718)
                                                 ============      ============
IDENTIFIABLE ASSETS
  Consumer                                          3,273,180         3,953,740
  Law Enforcement                                   7,257,803         8,969,970
  Unallocated, corporate                            2,337,683         1,198,880
                                                 ------------      ------------
     Total assets                                  12,868,666      $ 14,122,590
                                                 ============      ============
DEPRECIATION AND AMORTIZATION
  Consumer                                            263,554           266,854
  Law Enforcement                                     459,687           445,380
                                                 ------------      ------------
    Total depreciation and amortization          $    723,241      $    712,234
                                                 ============      ============
CAPITAL EXPENDITURES
   Consumer                                            78,508            41,563
   Law Enforcement                                    111,302           225,783
   Unallocated, corporate                              48,916            37,057
                                                 ------------      ------------
     Total capital expenditures                  $    238,726      $    304,403
                                                 ============      ============

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SEGMENT INFORMATION (Continued)

            The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized for 1997 and 1996 by geographic area for the Company as a whole:

                                                      1997               1996
                                                   ----------         ----------
         GEOGRAPHIC AREA
           Central/South America                   $1,739,000         $1,356,000
           Middle East                              1,170,000            761,000
           Asia                                       213,000            660,000
           Canada                                     136,000            151,000
           Europe                                     126,000            137,000
           Other                                       58,000             92,000
                                                   ----------         ----------
           Total Export Sales                      $3,442,000         $3,157,000
                                                   ==========         ==========

16. SUBSEQUENT EVENTS

      On April 2, 1998, the Company entered into a purchase agreement with Armor Holdings, Inc. (AHI) for the sale of substantially all of the assets of the Company's Law Enforcement division. The terms of the Agreement provide for certain Law Enforcement division assets, including fixed assets and intangibles, to be sold at December 31, 1997 book value, plus an additional amount of $200,000 for certain expenses of the transaction. The purchase price for the fixed assets and intangibles, inclusive of a license fee, will approximate $3,117,000. The purchase price for inventory, which is subject to purchase and cost adjustments between December 31, 1997 and the closing date, will be determined based on the Company's standard costs at the date of closing. The Company will retain its cash and accounts receivable from the Law Enforcement division, approximating $2,000,000, and will retain responsibility for all Law Enforcement division payables and other liabilities.

      The transaction is expected to close in June 1998.