Form 10QSB
period 1998-03-31
MACE SECURITY INTERNATIONAL INC
filed 1998-05-20
CIK 912607

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1998


                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to_________

                         Commission file number: 0-22810


                        MACE SECURITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     030311630
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


160 Benmont Avenue, Bennington, Vermont                 05201
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code          802-447-1503
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

                        MACE SECURITY INTERNATIONAL, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I      FINANCIAL INFORMATION

            Item 1 - Financial Statements

                 Statements of Operations and Retained Earnings-
                 Three Months Ended March 31, 1998 and 1997                  1

                 Balance Sheets - March 31, 1998 and December 31, 1997       2

                 Statements of Cash Flows - Three Months Ended
                 March 31, 1998 and March 31, 1997                           3

                 Notes to Financial Statements                               4

            Item 2 - Management's Discussion and Analysis of Financial       8
            Condition and Results of Operations

            Item 3 - Subsequent Events                                       9

PART II     OTHER INFORMATION

            Item 1 - Legal Proceedings                                       11

            Item 6 - Exhibits and Reports on Form 8-K                        11

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MACE SECURITY INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                                       1997
                                                        1998        (Restated)
                                                        ----        ----------

Net Sales .......................................   $   669,413    $   682,428
Cost of sales ...................................       360,204        350,024
                                                    -----------    -----------
  Gross profit ..................................       309,209        332,404
Operating expenses:
  General and administrative ....................       335,005        230,930
  Selling .......................................       210,744        104,747
                                                    -----------    -----------

      Operating loss ............................      (236,540)        (3,273)

Other (income) expense:
  Interest income ...............................       (21,103)        (2,756)
  Interest expense ..............................        44,796         23,763
  Other income ..................................       (21,842)       (17,663)
                                                    -----------    -----------
                                                          1,851          3,344
                                                    -----------    -----------

Loss from continuing operations before income tax
 expense ........................................      (238,391)        (6,617)

Income tax expense ..............................         1,950          1,956
                                                    -----------    -----------

Net loss from continuing operations .............      (240,341)        (8,573)
Net loss for discontinued operations ............      (183,247)      (268,453)
                                                    -----------    -----------
Net loss ........................................      (423,588)      (277,026)
                                                    ===========    ===========


Deficit, beginning
  of period .....................................    (3,229,844)    (1,542,901)
                                                    -----------    -----------

Deficit, end of period ..........................   $(3,653,432)   $(1,819,927)
                                                    ===========    ===========

Loss per share of common stock
 Loss from continuing operations ................          (.03)           Nil
 Loss from discontinued operations ..............          (.03)          (.04)
                                                    -----------    -----------
 Net loss .......................................          (.06)          (.04)
                                                    ===========    ===========

Weighted average number
  of common shares outstanding ..................     7,081,666      6,825,000

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                                                         March 31,     December 31,
                                                           1998            1997
                                                                        (Restated)
                                                       ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................   $  1,115,475    $  1,146,212
  Accounts receivable, less allowance for
    doubtful accounts
    ($64,454; 1998; $113,076; 1997) ................      1,482,120       1,880,565
  Inventories:
    Finished goods .................................        672,803         539,894
    Work in process ................................        176,138         175,699
    Raw material and supplies ......................        502,914         622,586
  Prepaid expenses .................................        346,925         314,438
                                                       ------------    ------------
    Total current assets ...........................      4,296,375       4,679,394
Net assets of discontinued operations ..............      4,995,077       5,346,731
Property and equipment, Net ........................      1,116,285         976,474
Intangibles, Net ...................................      1,767,412       1,729,705
Other assets .......................................        189,534         136,362
                                                       ------------    ------------

    Total Assets ...................................   $ 12,364,683    $ 12,868,666
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ....................................         20,744          30,728
  Current maturities of long-term debt .............        116,040         113,210
  Accounts payable .................................        435,150         333,735
  Accrued liabilities ..............................        399,610         548,624
  Corporate income taxes payable ...................         12,136           8,000
                                                       ------------    ------------
  Total current liabilities ........................   $    983,680       1,034,297

Long-term debt .....................................      1,630,427       1,660,205
                                                       ------------    ------------
    Total liabilities ..............................      2,614,107       2,694,502
                                                       ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    7,081,666 and 7,081,666 shares
   in 1998 and 1997, respectively ..................         70,817          70,817
  Additional paid in capital .......................     13,333,191      13,333,191
  Deficit ..........................................     (3,653,432)     (3,229,844)
                                                       ------------    ------------
    Total stockholders' equity .....................      9,750,576      10,174,164
                                                       ------------    ------------

    Total Liabilities and Stockholders' equity .....   $ 12,364,683    $ 12,868,666
                                                       ============    ============

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998            1997
                                                      ----            ----
Operating activities:
  Net loss ....................................   $  (423,588)   $  (277,026)
  Adjustments to reconcile Net loss to
     Net cash provided by operating activities:
    Depreciation ..............................       115,973        110,962
    Amortization ..............................        69,347         65,746
    Allowance for bad debts ...................        11,119         11,473
    Changes in assets and liabilities:
    Accounts receivable .......................       387,326        919,380
    Inventories ...............................       (13,676)       (77,709)
    Prepaid expenses ..........................       (32,487)       (27,374)
    Discontinued operations ...................       351,654
    Accounts payable ..........................       101,415       (443,135)
    Accrued liabilities .......................      (149,014)       (45,489)
    Corporate income tax payable ..............         4,136          8,000
    Other assets ..............................      (160,226)       (32,060)
                                                  -----------    -----------
      Net cash provided by operating
        activities ............................       261,979        212,768
                                                  -----------    -----------

Investing activities:
 Purchase of property and equipment ...........      (255,784)       (22,550)

Financing activities:
  Payment of principal of long-term debt ......       (26,948)       (80,832)
  Payment of notes payable ....................        (9,984)            --
                                                  -----------    -----------
      Net cash used in financing
       activities .............................       (36,932)       (80,832)
                                                  -----------    -----------

Net increase (decrease) in cash ...............       (30,737)       109,386

Cash:
  Beginning of period .........................     1,146,212        345,554
                                                  -----------    -----------
 End of period ................................   $ 1,115,475    $   454,940
                                                  ===========    ===========

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    --------


1. MANAGEMENT OPINION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997.

2. EARNINGS PER SHARE

Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented. The Company adopted Financial Accounting Standard No. 128 for the year ended December 31 1997. The income/(loss) per common share for the three months ended March 31, 1998 and 1997 have been calculated in accordance with this Standard.

3. LONG TERM DEBT

In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the KeyBank National Association ("Key") long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

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

4. INCOME TAXES

The Company's income tax expense for the three months ended March 31, 1998 and March 31, 1997 represent corporate franchise taxes.

5.  COMMITMENTS AND CONTINGENCIES

As disclosed in the Company's 1994 Form 10-KSB, on January 25, 1994 a suit was filed by Carmeta Gentles on her own behalf and as personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a party defendant on February 8, 1995. The plaintiff seeks five million dollars in damages. The Company forwarded this suit to its insurance carrier for defense. Based on discussion with Company's counsel and insurance carrier, the Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

As disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, on April 19, 1995 a suit was filed by Elaine Thomlinson, et al., in Ontario Court (General Division), Ontario, Canada, claiming unspecified damages to multiple school children for personal injuries, pain and suffering, emotional trauma and financial loss and expense in consequence of their exposure to noxious and hazardous substances while participating in a simulated emergency exercise conducted at a local school by municipal authorities. The Company forwarded this suit to its insurance carrier for defense. Based on discussion with Company's counsel and insurance carrier, the Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

6. DISCONTINUED OPERATIONS

As more fully detailed under Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events, on April 2, 1998, the Company entered into an agreement to sell substantially all of the assets of the Law Enforcement division. Accordingly, the operating results of the Law Enforcement division have been segregated from continuing operations and reported as a separate line item on the statements of operations.

The Company has restated its March 31, 1997 financial statements to present the operating results of the Law Enforcement division as a discontinued operation. The assets of the Company's Law Enforcement division (those assets subject to sale) have been reflected as net assets of discontinued operations on the Company's balance sheet at March 31, 1998 and 1997.

The terms of the agreement provide for a sale of the assets of the Company's Law Enforcement division at the assets' net book value for fixed assets and intangibles as at December 31, 1997 and, for inventory, at the net book value on the date of closing. As such, the Company does not anticipate a gain or loss on the sale of the discontinued operations.

The Company intends to use the proceeds to reduce debt and provide capital for future expansion and acquisitions.

The operating results of the Company's discontinued Law Enforcement division are as follows:

Three Months Ended March 31           1998           1997
------------------------------------------------------------

Net sales                         $ 1,757,742    $ 1,656,130
     Cost of sales                  1,266,697      1,110,208
                                  -----------    -----------
Gross Profit                          491,045        545,922
Operating expenses:
     General and administrative       410,502        560,172
     Selling                          263,790        254,503
                                  -----------    -----------
Net loss                             (183,247)      (268,453)
                                  ===========    ===========

Operating expenses, including general and administrative and selling costs, have generally been allocated between continuing operations and discontinued operations consistent with the Company's historical methodology for allocating such costs.

Certain general and administrative expenses, however, including rent and related occupancy costs, which were historically allocated to the Law Enforcement division, will likely continue subsequent to the closing date. Such expenses are not material.

Interest on borrowings under the Company's long-term debt was allocated to discontinued operations based on the Company's historical methodology for allocating such costs.

The estimated cost of severance and benefits of the Law Enforcement division employees has not been determined, however, such amounts are not expected to be material.

The Company has net operating loss carryforwards. To the extend there is taxable gain resulting from the sale of the assets of the Law Enforcement division, such carryforwards are expected to offset any income taxes applicable to the sale.

The components of the net assets of discontinued operations, as included in the Company's balance sheets at March 31, 1998 and 1997, follow:

March 31/December 31        1998         1997
------------------------------------------------

Inventories              $2,557,923   $2,636,526
Property and Equipment    1,531,406    1,721,487
Intangibles                 905,748      988,718
                         ----------   ----------
Total net assets         $4,995,077   $5,346,731
                         ==========   ==========

Accounts receivable and all liabilities of the Law Enforcement division will be retained by the Company and, as such, are not included as net assets of discontinued operations.

7. PRO FORMA FINANCIAL INFORMATION

The Company's pro forma financial statements, as illustrated below, give effect to the sale of the Law Enforcement division assets, as if such transaction had occurred, for balance sheet purposes, on December 31, 1997 and, for statement of operations purposes, on January 1, 1997. These pro forma financial statements should be read in conjunction with the Company's financial statements and related notes. The pro forma information is not necessarily indicative of the results that would have been reported had the sale of the Company's Law Enforcement division actually occurred on the dates specified, nor is it indicative of the Company's future results.


                        PRO FORMA CONDENSED BALANCE SHEET


                                         March 31,   December 31,
                                           1998          1997
                                           ----          ----

Assets
     Cash                              $ 4,364,085   $ 4,719,528
     Other current assets                3,180,900     3,533,182
     Property and equipment              1,116,285       976,474
     Intangibles and other               1,956,946     1,866,067
                                       -----------   -----------
                                       $10,618,216   $11,095,251
                                       ===========   ===========
Liabilities and Stockholder's Equity
     Current liabilities               $   867,640   $   921,087
     Long-term debt                             --            --
     Stockholders' equity                9,750,576    10,174,164
                                       -----------   -----------
                                       $10,618,216   $11,095,251
                                       ===========   ===========


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS

                            MARCH 31,    MARCH 31,
                              1998         1997
                              ----         ----

Net sales                  $ 669,413    $ 682,428
Cost of sales                360,204      350,024
                           ---------    ---------
Gross profit                 309,209      332,404
Operating expenses           545,749      335,677
                           ---------    ---------
Operating loss              (236,540)      (3,273)
Other items                   (1,851)      (3,344)
                           ---------    ---------
Loss before income taxes    (238,391)      (6,617)
Income tax expense             1,950        1,956
                           ---------    ---------
Net loss                   $(240,341)   $  (8,573)
                           =========    =========

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

For the three months ended March 31, 1998 of continuing operations only

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three-month period ended March 31, 1998 decreased $13,015 or 2% compared to the same period in 1997. This decrease is principally due to lower Consumer division sales offset by retail sales of the Company's Mace Security Centers(TM). Consumer division sales decreased by $211,508 for the three months ended March 31, 1998 as compared to the same period in 1997. Retail sales from the newly acquired Mace Security Centers(TM) were $148,793 for the three months ended March 31, 1998.

Gross profit was 46.2% of net sales for the three months ended March 31, 1998 as compared to 48.8% for the similar period in 1997. .

Operating expenses were 81.5% of net sales for the three months ended March 31, 1998 as compared to 49.2% for the corresponding period in 1997.

General and administrative expenses increased 45.1% to $335,005 for the three months ended March 31, 1998 as compared to the same period in 1997. This increase is principally due to $91,791and $27,298 of general and administrative expenses of Mace Security Centers(TM) and Mace Anti Crime Bureau(TM), respectively, which did not exist in the same period in 1997. Additionally, general and administrative expenses of $37,232 were incurred in the three months ended March 31, 1998 for the launching of the Company's franchising program.

Selling expenses for the three months ended March 31, 1998 increased 102% to $210,744 as compared to the same period in 1997. As with general and administrative expenses the principal reason for the increase was $83,335 of selling expenses of Mace Security Centers(TM) and Mace Anti Crime Bureau(TM) which did not exist in the same period in 1997.


Other expense, net was $1,851 and $3,344 for the three month periods ended March 31, 1998 and 1997 respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash decreased by $30,737 during the quarter ended March 31, 1998 as a result of accounts receivable reduction due to a decrease in sales and a decrease in accrued expenses partially offset by an increase in accounts payable.

Accounts receivable decreased $387,326 during the three months ended March 31, 1998 principally due to a reduction in net sales from the fourth quarter of 1997 as compared to the first quarter of 1998.

Accounts payable and accrued expenses increased by $47,599 during the three months ended March 31,1998.

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

Item 3. Subsequent Events

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

Pursuant to the terms of the Purchase Agreement, the Company will sell to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI will also receive a 99-year paid-up license to exploit the Mace(R) brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the Law Enforcement division constitute approximately 40% of the Company's assets.

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

The Company will retain its cash and accounts receivable from the Law Enforcement division. The purchase price will be paid in cash or other immediately available funds. The Company does not anticipate any material tax implications resulting from the Transaction. To the extent there is taxable gain resulting from the Transaction, the Company will utilize its net operating loss carry forward to cover the taxes, if any, resulting from the sale.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of any legal proceedings other than those disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. There have been no material changes or activity in any of the proceedings disclosed in such Annual Report.

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

      (a) Exhibits                                (27) Financial Data Schedule

      (b) Reports on Form 8-K                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MACE SECURITY INTERNATIONAL, INC.




Date: May 14, 1998                        --------------------------------
                                          Jon E. Goodrich, President



Date: May 14, 1998                        --------------------------------
                                          Mark A. Capone, Treasurer
                                          Chief Financial Officer, VP Finance