Form 10KSB/A
period 1997-12-31
MACE SECURITY INTERNATIONAL INC
filed 1998-06-02
CIK 912607

Form 10-KSB/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    -------------

                Commission File Number         69270-NY
                                       ---------------------

                        MACE SECURITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                          03-0311630
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

160 Benmont Avenue, Bennington, Vermont           05201
-------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:               (802) 447-1503
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

As of April 8, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $1.3125 on that date, was $5,990,292.

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

      Gross profit as a percent of sales decreased to 28.7% as compared to 39.1% in 1996. Gross profit from the Law Enforcement division decreased to 24.0% in 1997 from 33.5% in 1996. Gross profit from the Consumer Division deceased to 38.1% in 1997 from 47.1% in 1996. Decreases in gross profit margins for the Law Enforcement Division were attributable to a combination of items including the strenght of the US dollar and its negative impact on export pricing, continued strong competitive bidding for international business, book to physical inventory adjustments and additions to inventory reserves for slow moving and obsolete items. Decreases to gross profit margins for the Consumer Division were attributable to a change in product mix to lesser margin buy-sell products as well as additions to inventory reserves for slow moving and obsolete items.

      General, administrative and selling expenses overall increased 0.6% in 1997 compared to 1996. As a percentage of net sales, these expenses increased to 45.8% in 1997 from 41.4% in 1996.

      General and administrative expenses increased by $75,483 or 2.9% in 1997 compared to 1996. As a percent of net sales, these expenses increased from 27.3% and 24.1% for 1997 and 1996, respectively, as a result of lower sales in 1997.

      Selling expenses decreased by $49,059 or 2.6% in 1997 compared to 1996. As a percentage of net sales, these expenses increased to 18.6% in 1997 from 17.3% in 1996.

      Operating loss as a percentage of net sales increased to 17.2% in 1997 from 2.3% in 1996.

      Other income/expense was income of net amounts $8,448 in 1997 compared to income of $7,175 in 1996. These net amounts are comprised of interest income and rents from sublets on the Company's leased facility and interest expense on the Company's term loan with FNB. (See "-Liquidity and Capital Resources)."

      The Company is currently considering acquisitions opportunities in the event the Transaction with AHI is consummated. Acquisitions will be necessary to fill the void from the disposal of the Company's Law Enforcement division."

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

      The second facility, a $250,000 line of credit, which originally matured on October 1, 1998 and called for interest to be paid monthly at Key's "base rate" plus 1.25% (9.25% as of December 31, 1996) was canceled in September, 1997. No amounts were drawn on this facility.

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

      In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") rm loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the Key long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

      These facilities are collateralized by the following: (a) assignment of life insurance owned by the Company on the life of the current President and Chief Executive Officer; and (b) first priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the current President and Chief Executive Officer of the Company. The Company plans to pay off the loan to FNB simultaneously with the closing of the Transaction with AHI (See "Subsequent Event").

      Prior to this refinancing event, promissory notes to TransTechnology Coproration relating to the acquisition of the assets of Federal Laboratories, was paid in full with cash from operations.

      At December 31, 1997, the Company's open orders totalled $1,099,455 as compared to $1,681,463 for the prior year-end. Open orders are orders that have not yet been manufactured but are scheduled for production and delivery.

      Inventory decreased $1,251,174 in 1997, including: a) physical count adjustments relating to the December 31, 1997 physical inventory in the amount of $418,000, b) an auditor-proposed allowance of $440,000 based on sampling in connection with their review of production standards and obsolescence, and c) other production related inventory adjustments in the amount of $159,000 (See
Note 1 to "Notes to Consolidated Financial Statements"). The auditor's sampling regarding production standards identified inaccurate labor and material standards (including those relating to both material cost and material production usage), some of which resulted in work in process and finished goods inventory valuations in excess of the lower of cost or market. The nature of the other production related inventory adjustments of $159,000 was a result of the Company reviewing its labor standards at year-end in light of the reduction in the Company's typical aerosol production runs. In 1997, aerosol production runs were shorter than in prior years resulting in higher labor cost per unit. It is anticipated that added cost accounting expertise, periodic test counts to verify book inventory balances and timely reviews of costing standards will improve the Company's internal controls and avoid book to physical adjustments in the future.

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

      On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. and its wholly-owned subsidiary (together "AHI") for the sale of substantially all of the assets of the Company's Law Enforcement division (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) and relatedtrademarks and a patent for use by AHI in the Law Enforcement market only. The sale is subject to, among other things, approval by holders of a majority of the Company's Common Stock and receipt by the Company of an opinion that the Transaction is fair, from a financial point of view. The Transaction is expected to close in June 1998.

      The Company expects to apply approximately $175,000 of the purchase price received to pay off the amount due to FNB under its term loans. In addition, the Company will deliver $600,000 of the purchase price to AHI to be held in escrow to secure the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price will be available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets non consistent with the Company's historical business.

      Pursuant to the terms of the Purchase Agreement, the Company will sell to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI will also receive a 99-year paid-up license to exploit the Mace brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the law Enforcement division constitute a substantial part of the Company's assets.

      The agreed purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license, is the book value as of December 31, 1997 ($3,117,325) plus an additional amount of $200,000, which the Company anticipates spending to tranport the assets to AHI. The agreed purchase price for inventory is the book value at December 31, 1997 ($2,636,325), increased by inventory purchases since December 31, 1997, valued at the Company's standard cost and decreased by (I) sales of inventory from December 31, 1997 and (ii) inventory related to unshipped orders that AHI has not agreed to fill.

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


Date:  May 29, 1998


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                         Title                    Date
     ---------                         -----                    ----


/s/ Jon E. Goodrich                    President, CEO           May 29, 1998
------------------------------         And Director
Jon E. Goodrich


/s/ Marvin P. Brown                    Chairman of the          May 29, 1998
------------------------------         Board
Marvin P. Brown


/s/ Virginia de Ganahl Russell         Director                 May 29, 1998
------------------------------
Virginia de Ganahl Russell


/s/ Howard S. Edelman                  Director                 May 29, 1998
------------------------------
Howard S. Edelman


/s/ Neil J. Campolungo                 Director                 May 29, 1998
------------------------------
Neil J. Campolungo


/s Lewis C. Cohen                      Director                 May 29, 1998
------------------------------
Lewis C. Cohen


/s/ R. David Garwood                   Director                 May 29, 1998
------------------------------
R. David Garwood


/s/ Mark A. Capone
------------------------------         Treasurer/Chief          May 29, 1998
Mark A. Capone                         Financial Officer

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


URBACH KAHN & WERLIN PC


Albany, New York
February 26, 1998

                        MACE SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                      1997            1996
                                                                                  ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................   $  1,146,212    $    345,554
   Accounts receivable, net ...................................................      1,880,565       2,567,920
   Inventories:
      Finished goods ..........................................................      1,712,082       1,729,882
      Work in process .........................................................        788,247       1,184,590
      Raw material and supplies ...............................................      1,474,376       2,311,407
   Prepaid expenses and other .................................................        314,438         171,271
                                                                                  ------------    ------------
      Total current assets ....................................................      7,315,920       8,310,624
Property and equipment, net ...................................................      2,697,961       2,919,230
Intangibles, net ..............................................................      2,718,423       2,761,193
Other assets ..................................................................        136,362         131,543
                                                                                  ------------    ------------

      Total Assets ............................................................   $ 12,868,666    $ 14,122,590
                                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ..............................................................   $     30,728    $         --
   Current maturities of long-term debt .......................................        113,210         949,827
   Accounts payable ...........................................................        333,735       1,012,777
   Accrued liabilities ........................................................        556,624         411,233
                                                                                  ------------    ------------
      Total current liabilities ...............................................      1,034,297       2,373,837
Long-term debt, net of current maturities .....................................      1,660,205         143,271
                                                                                  ------------    ------------
      Total liabilities .......................................................      2,694,502       2,517,108
                                                                                  ------------    ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; no shares issued
   Common stock, par value $.01 per share; authorized 18,000,000 shares; issued and outstanding 7,081,666 shares
      in 1997, 6,825,000 shares in 1996 .......................................         70,817          68,250
   Additional paid-in capital .................................................     13,333,191      13,080,133
   Deficit ....................................................................     (3,229,844)     (1,542,901)
                                                                                  ------------    ------------
      Total Stockholders' equity ..............................................     10,174,164      11,605,482
                                                                                  ------------    ------------

      Total Liabilities and Stockholders' equity ..............................   $ 12,868,666    $ 14,122,590
                                                                                  ============    ============

                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1996


                                                     1997              1996
                                                 ------------      ------------

Net sales ..................................     $  9,830,591      $ 10,824,203

Cost of sales ..............................        7,011,829         6,596,992
                                                 ------------      ------------

         Gross profit ......................        2,818,762         4,227,211

Operating expenses:
  General and administrative ...............        2,681,528         2,606,045
  Selling ..................................        1,824,825         1,873,884
                                                 ------------      ------------

         Operating loss ....................       (1,687,591)         (252,718)

Other income (expense):
  Write down of long-lived assets ..........               --           (28,453)
  Interest income ..........................           32,130            22,646
  Interest expense .........................         (121,877)          (97,998)
  Other income .............................           98,195           110,980
                                                 ------------      ------------
                                                        8,448             7,175
                                                 ------------      ------------

         Loss before income tax expense ....       (1,679,143)         (245,543)

Income tax expense .........................            7,800             6,805
                                                 ------------      ------------

         Net loss ..........................     $ (1,686,943)     $   (252,348)
                                                 ============      ============

         Net loss per common share .........     $       (.24)     $       (.04)
                                                 ============      ============

         Weighted average number of
         common shares outstanding .........        6,819,918         6,920,023
                                                 ============      ============

               The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996

                                                        Common Stock            Additional
                                                    Shares          Par      Paid-in Capital      Deficit
                                                 ------------   ------------   ------------    ------------
Balance at January 1, 1996                          6,805,000   $     68,050   $ 13,025,471    $ (1,290,553)

Shares issued to officer                               20,000            200         27,600              --

Fair value of 30,000 stock options
issued to consultants                                      --             --         27,062              --

Net loss                                                   --             --             --        (252,348)
                                                 ------------   ------------   ------------    ------------
Balance at December 31, 1996                        6,825,000         68,250     13,080,133      (1,542,901)

Shares issued for MSP Retail, Inc. acquisition        176,666          1,767        163,858              --

Shares issued for MSP, Inc. acquisition                80,000            800         89,200              --

Net loss                                                   --             --             --      (1,686,943)
                                                 ------------   ------------   ------------    ------------

Balance at December 31, 1997                        7,081,666   $     70,817   $ 13,333,191    ($ 3,229,844)
                                                 ============   ============   ============    ============

                   The accompanying notes are an integral part
                          of the financial statements.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996

                                                                   1997           1996
                                                               -----------    -----------
Operating activities:
    Net loss ...............................................   $(1,686,943)   $  (252,348)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation ....................................       454,247        445,018
           Amortization ....................................       268,994        267,222
           Allowance for bad debts .........................       (47,905)        53,003
           Gain on sale of assets ..........................        (1,996)       (10,249)
           Write down of long-lived assets .................            --         28,453
           Fair value of stock options issued to consultants            --         27,062
           Shares issued as compensation ...................            --         27,800
    Changes in:
           Accounts receivable .............................       735,260     (1,530,941)
           Inventories .....................................     1,334,307        702,869
           Prepaid expenses and other ......................      (115,087)       265,594
           Accounts payable ................................      (679,042)       394,124
           Accrued liabilities .............................       145,391       (123,683)
           Other assets ....................................       (12,459)       (12,483)
                                                               -----------    -----------
             Net cash provided by operating activities .....       394,767        281,441
                                                               -----------    -----------

Investing activities:
    Purchases of property and equipment ....................      (238,726)      (304,403)
    Proceeds from sale of property and equipment ...........        13,744         29,850
    Acquisition of subsidiaries ............................       (51,372)            --
                                                               -----------    -----------
             Net cash used in investing activities .........      (276,354)      (274,553)
                                                               -----------    -----------

Financing activities:
    Payment of principal on long-term debt .................      (525,933)      (392,080)
    Proceeds from long-term debt ...........................     1,206,250        375,753
    Payment of notes payable ...............................        (3,272)      (127,797)
    Proceeds from notes payable ............................        34,000             --
    Debt issue costs .......................................       (28,800)       (22,848)
                                                               -----------    -----------
            Net cash provided by (used in)
               financing activities ........................       682,245       (166,972)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents .......       800,658       (160,084)

Cash and cash equivalents:
    Beginning of year ......................................       345,554        505,638
                                                               -----------    -----------
    End of year ............................................   $ 1,146,212    $   345,554
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

      Inventories:

            Inventories, which are stated at the lower of cost (first-out method) or market, are net of valuation adjustments of $440,000 and $456,000 at December 31, 1997 and 1996 respectively.

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

      Impairment of long-lived assets

            During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, (SFAS No. 121), the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of".

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

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosure for prior periods are required to be restated. The Company anticiates that adoption of SFAS No. 131 will expand disclosures but will not have an impact on reported consolidated financial positoin, results of operations or cash flows.

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

3.    PROPERTY AND EQUIPMENT

            The components of property and equipment are summarized below:


                                                 Estimated
                                              Useful Life (Yrs.)        1997               1996
                                              ------------------    -----------        -----------
Office furniture .........................           7              $   128,959        $   127,144
Computer equipment .......................           7                  428,769            386,608
Vehicles .................................           5                   46,501             37,285
Leasehold improvements ...................          31                1,628,553          1,539,976
Machinery and equipment ..................           5                2,217,610          2,130,302
                                                                     -----------        -----------
   Total property and equipment ..........                            4,450,392          4,221,315
Less: Accumulated depreciation ...........                           (1,752,431)        (1,302,085)
                                                                     -----------        -----------
   Property and equipment, net ...........                          $ 2,697,961        $ 2,919,230
                                                                    ===========        ===========

      Depreciation expense was $454,247 in 1997 and $445,018 in 1996. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $113,429 in 1997 and $38,290 in 1996.

4.    INTANGIBLES

The components of intangibles are summarized below:

                                                          1997         1996
                                                        ----------   ----------
      Trademarks .....................................  $3,099,208   $3,099,208
      Trademark protection costs .....................     154,088      154,088
      Excess purchase price over fair value
           assigned to assets acquired ...............    634,470      422,405
                                                        ----------   ----------
        Total intangibles ............................  3,887,766    3,675,701
      Less: Accumulated amortization .................  1,169,343      914,508
                                                        ----------   ----------
        Intangibles, net .............................  $2,718,423   $2,761,193
                                                        ==========   ==========

      Amortization expense was $254,834 in 1997 and $251,794 in 1996.

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

6.    ACCRUED LIABILITIES

            The components of accrued liabilities are summarized below:

                                                         1997             1996
                                                       --------         --------
Commissions ..................................         $130,833         $ 51,924
Customer prepayments .........................          107,643           70,482
Payroll and related expenses .................          109,552          120,661
Compensated absences .........................            8,524           22,101
Professional fees ............................           65,000           54,297
Advertising ..................................           64,571           30,000
Other ........................................           70,501           61,768
                                                       --------         --------
                                                       $556,624         $411,233
                                                       ========         ========
7.    LONG-TERM DEBT

            Long-term debt at December 31 consists of the following:

                                                                                   1997         1996
                                                                                ----------   ----------
      Notes payable--First National Bank of New England, bearing interest at prime plus 1.50% (10.0% at December 31, 1997)
        payable in monthly installments of $23,791, including
        interest, due October 1, 2007, collateralized by all assets
        of the Company ......................................................   $1,773,415           --

      Note payable--stockholder, payable in quarterly installments of $33,957 plus interest at prime in effect at the beginning
        of each quarter (8.25% at December 31, 1996) maturing January 1997 ..           --       33,957

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
        This liability was satisfied in 1997.................................           --      340,391

      Note payable--KeyBank bearing interest
        at the Bank's "base rate" plus 1.25% (9.5% at December 31,
        1996) payable in monthly installments of $15,625 plus interest, due October 1, 1998, collateralized by all assets of the Company.
        This liability was satisfied in 1997.................................           --      718,750
                                                                                ----------   ----------
                                                                                 1,773,415    1,093,098
      Less: Current maturities ..............................................      113,210      949,827
                                                                                ----------   ----------
      Total long-term debt ..................................................   $1,660,205   $  143,271
                                                                                ==========   ==========

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

            In October 1996, the Company entered into a credit agreement with KeyBank which provided for a maximum of $2,000,000 of credit (the "credit agreement") and was subject to a borrowing base formula. The amounts outstanding under the credit agreement were secured by virtually all of the Company's then owned and after-acquired assets.

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

            The second facility, a $250,000 line of credit, which originally matured on October 1, 1998 and called for interest to be paid monthly at the Bank's "base rate" plus 1.25% (9.25% as of December 31, 1996) was canceled on September 25, 1997. No amounts were drawn on this facility.

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

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INCOME TAXES

      The components of income tax expense are:

                                                     1997            1996
                                                  -----------     -----------
            Current                               $     7,800     $     6,805
            Deferred                                       --              --
                                                  -----------     -----------
             Total income tax expense             $     7,800     $     6,805
                                                  ===========     ===========

            The significant components of deferred income tax expense attributed to loss from operations for the years ended December 31, 1997 and 1996 are as follows:
                                                      1997            1996
                                                  -----------     -----------

             Current deferred tax expense         $    37,336     $   152,618
             Loss carry forward                      (615,707)       (247,244)
             Valuation allowance for deferred
              tax assets                              578,371          94,626
                                                  -----------     -----------
                                                  $        --     $        --
                                                  ===========     ===========

            A comparison of the federal statutory rate to the Company's effective rate is as follows:
                                                            1997        1996
                                                          --------    --------

            U.S. statutory rate                                (34%)       (34%)
            State taxes, net of federal benefit                  1%          2%
            Miscellaneous permanent differences                  1%          2%
            Valuation allowance for deferred tax assets         34%         34%
            Adjustments for prior year taxes                    (1%)        (1%)
                                                          --------    --------
            Effective tax rate                                   1%          3%
                                                          --------    --------

            The significant components of deferred tax assets and liabilities are as follows:
                                                          1997          1996
                                                      -----------   -----------
            Current assets (liabilities):
            Allowance for doubtful accounts           $    21,587   $    40,077
            Inventories                                    65,869        92,764
            Accrued expenses                                9,128        42,407
            Other                                          12,163         7,449
                                                      -----------   -----------

                  Current deferred assets                 108,747       182,697
            Valuation allowance                          (108,747)     (182,697)
                                                      -----------   -----------
                  Net current deferred tax assets     $        --   $        --
                                                      ===========   ===========

            Noncurrent assets (liabilities):
            Intangibles                                    (4,758)       (7,586)
            Plant, equipment and depreciation            (234,372)     (268,158)
            Net operating loss carry forwards           1,152,000       536,293
                                                      -----------   -----------
                  Net noncurrent deferred assets          912,870       260,549
            Valuation allowance                          (912,870)     (260,549)
                                                      -----------   -----------
                  Net noncurrent deferred tax assets  $        --   $        --
                                                      ===========   ===========

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

            Future minimum rental receipts required under operating subleases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are:

            1998                               73,404
            1999                               76,404
            2000                               44,569
                                           ----------
                                           $  194,377
                                           ==========

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

10.   COMMITTMENTS AND CONTINGENCIES (Continued)

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

            Activity with respect to these plans is as follows:

                                                       1997                   1996
                                               ---------------------   ---------------------
                                                            Weighted                Weighted
                                                            Average                 Average
                                                            Exercise                Exercise
                                               Number       Price      Number       Price
                                               -------      -----      -------      -----
Shares under option, January 1                 276,400      $1.54       90,100      $5.34
Options granted                                162,500       1.40      270,000       1.44
Options exercised                                   --         --           --         --
Options canceled                                 1,100       5.50       83,700       5.32
                                               -------      -----      -------      -----
Shares under option, December 31               437,800       1.48      276,400       1.54
                                               =======      =====      =======      =====

Options exercisable, December 31               437,800       1.48      276,400       1.54
                                               =======      =====      =======      =====

Shares available for granting of options,
December 31                                    192,200                 353,600
                                               =======                 =======

                        MACE SECURITY INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.      STOCK OPTIONS & WARRANTS (continued)

         The following is a summary of the status of options outstanding at December 31, 1997:

                         Outstanding Options                             Exercisable Options
                         -------------------                             -------------------
                                           Weighted
                                           Average       Weighted                       Weighted
                 Exercise                  Remaining     Average                        Average
                 Price                     Contractual   Exercise                       Exercise
                 Range      Number         Life          Price            Number        Price
                 -----      -------        -----         -----            -------       -----
                 $5.50        5,300         5.87         $5.50              5,300       $5.50
                  1.50      320,000        13.69          1.50            320,000        1.50
                  1.25       62,500        14.54          1.25             62,500        1.25
                  1.19       50,000        13.64          1.19             50,000        1.19

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

13.   EMPLOYEE BENEFIT PLAN

            The Company maintains a voluntary 401(k) plan covering substantially all of its employees. Employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Department of Labor. The Company matches 25% of each dollar contributed by employees up to 16% of their wages. The cost of the plan amounted to $28,354 and $30.573 in 1997 and 1996, respectively.

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

            Information concerning the Company's business segments in fiscal 1997 and 1996 is as follows:

                                                    1997               1996
                                                ------------       ------------
NET SALES
 Consumer                                       $  2,912,964       $  4,437,020
 Law Enforcement                                   6,917,627          6,387,183
                                                ------------       ------------
    Total net sales                             $  9,830,591       $ 10,824,203
                                                ============       ============

OPERATING (LOSS) INCOME
  Consumer                                          (490,169)           252,739
  Law Enforcement                                 (1,197,422)          (505,457)
                                                ------------       ------------
     Total operating loss                       $ (1,687,591)      $   (252,718)
                                                ============       ============

IDENTIFIABLE ASSETS
  Consumer                                         3,273,180          3,953,740
  Law Enforcement                                  7,257,803          8,969,970
  Unallocated, corporate                           2,337,683(a)       1,198,880
                                                ------------       ------------
     Total assets                               $ 12,868,666       $ 14,122,590
                                                ============       ============

DEPRECIATION AND AMORTIZATION
  Consumer                                           263,554            266,854
  Law Enforcement                                    459,687            445,380
                                                ------------       ------------
    Total depreciation and amortization         $    723,241       $    712,234
                                                ============       ============

CAPITAL EXPENDITURES
   Consumer                                           78,508             41,563
   Law Enforcement                                   111,302            225,783
   Unallocated, corporate                             48,916             37,057
                                                ------------       ------------
     Total capital expenditures                 $    238,726       $    304,403
                                                ============       ============

----------
(a) Approximately 50% of the assets not allocated to the operating segments relate to cash and cash equivalents held by the Company. The substantial portion of the remaining assets relates to corporate office furniture and equipment not specifically allocable among industry segments.

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
                                                 ==========           ==========

16.      SUBSEQUENT EVENTS

      On April 2, 1998, the Company entered into a purchase agreement with Armor Holdings, Inc. (AHI) for the sale of substantially all of the assets of the Company's Law Enforcement division. The terms of the Agreement provide for certain Law Enforcement division assets, including equipment and intangibles, to be sold at December 31, 1997 book value, plus an additional amount of $200,000, which the Company anticipates expending to transport assets to AHI. The purchase price for these assets, inclusive of a license fee, will approximate $3,117,00. The purchase price for inventory, which is subject to purchase and cost adjustments between December 31, 1997 and the closing date, will be determined based on the Company's standard costs at the date of closing. The Company will retain its cash and accounts receivable from the Law Enforcement division, approximating $2,000,000, and will retain responsibility for all Law Enforcement division payables and other liabilities.

      The Company will also be paid a $650,000 license fee for AHI's use of the Mace brand, related trademarks and patent use by AHI in the law enforcement market only.

      The transaction is expected to close in June 1998.