Form 10QSB/A
period 1998-03-31
MACE SECURITY INTERNATIONAL INC
filed 1998-06-02
CIK 912607

FORM 10-QSB/A

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

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MACE SECURITY INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                                       1997
                                                        1998        (Restated)
                                                        ----        ----------

Net Sales .......................................   $   669,413    $   682,428
Cost of sales ...................................       360,204        350,024
                                                    -----------    -----------
  Gross profit ..................................       309,209        332,404
Operating expenses:
  General and administrative ....................       335,005        230,930
  Selling .......................................       210,744        104,747
                                                    -----------    -----------

      Operating loss ............................      (236,540)        (3,273)

Other (income) expense:
  Interest income ...............................       (21,103)        (2,756)
  Interest expense ..............................        44,796         23,763
  Other income ..................................       (21,842)       (17,663)
                                                    -----------    -----------
                                                          1,851          3,344
                                                    -----------    -----------

Loss from continuing operations before income tax
 expense ........................................      (238,391)        (6,617)

Income tax expense ..............................         1,950          1,956
                                                    -----------    -----------

Net loss from continuing operations .............      (240,341)        (8,573)
Net loss for discontinued operations ............      (183,247)      (268,453)
                                                    -----------    -----------
Net loss ........................................      (423,588)      (277,026)
                                                    ===========    ===========


Deficit, beginning
  of period .....................................    (3,229,844)    (1,542,901)
                                                    -----------    -----------

Deficit, end of period ..........................   $(3,653,432)   $(1,819,927)
                                                    ===========    ===========

Loss per share of common stock
 Loss from continuing operations ................          (.03)           Nil
 Loss from discontinued operations ..............          (.03)          (.04)
                                                    -----------    -----------
 Net loss .......................................          (.06)          (.04)
                                                    ===========    ===========

Weighted average number
  of common shares outstanding ..................     6,983,310      6,825,000

               The accompanying notes are an integral part of the
                              financial statements.

                        MACE SECURITY INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                   (Unaudited)


                                                         March 31,     December 31,
                                                           1998            1997
                                                                        (Restated)
                                                       ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................   $  1,115,475    $  1,146,212
  Accounts receivable, less allowance for
    doubtful accounts
    ($64,454; 1998; $113,076; 1997) ................      1,482,120       1,880,565
  Inventories:
    Finished goods .................................        672,803         539,894
    Work in process ................................        176,138         175,699
    Raw material and supplies ......................        502,914         622,586
  Prepaid expenses .................................        346,925         314,438
                                                       ------------    ------------
    Total current assets ...........................      4,296,375       4,679,394
Net assets of discontinued operations ..............      4,995,077       5,103,851
Property and equipment, Net ........................      1,116,285       1,157,126
Intangibles, Net ...................................      1,767,412       1,791,933
Other assets .......................................        189,534         136,362
                                                       ------------    ------------
    Total Assets ...................................   $ 12,364,683    $ 12,868,666
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ....................................         20,744          30,728
  Current maturities of long-term debt .............        116,040         113,210
  Accounts payable .................................        435,150         333,735
  Accrued liabilities ..............................        399,610         548,624
  Corporate income taxes payable ...................         12,136           8,000
                                                       ------------    ------------
  Total current liabilities ........................   $    983,680       1,034,297

Long-term debt .....................................      1,630,427       1,660,205
                                                       ------------    ------------
    Total liabilities ..............................      2,614,107       2,694,502
                                                       ------------    ------------

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

3. LONG TERM DEBT

In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB"). Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the KeyBank National Association ("Key") long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit.

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


                       PRO FORMA CONDENSED BALANCE SHEETS

                                         March 31,   December 31,
                                           1998          1997
                                           ----          ----

Assets
     Cash                              $ 5,014,085   $ 5,126,647
     Other current assets                3,180,900     3,533,182
     Property and equipment              1,116,285     1,157,126
     Intangibles and other               1,956,946     1,928,295
                                       -----------   -----------
                                       $11,268,216   $11,745,250
                                       ===========   ===========
Liabilities and Stockholder's Equity
     Current liabilities               $   867,640   $   921,087
     Long-term liabilities
        Deferred income                    650,000       650,000
        Long-term debt                          --            --
     Stockholders' equity                9,750,576    10,174,164
                                       -----------   -----------
                                       $11,268,216   $11,745,250
                                       ===========   ===========


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                            MARCH 31,    MARCH 31,    DECEMBER 31,
                              1998         1997          1997
                           (3 months)   (3 months)    (12 months)
                           ----------   ----------    -----------

Net sales                  $ 669,413    $ 682,428      $2,912,964
Cost of sales                360,204      350,024       1,600,974
                           ---------    ---------       ---------
Gross profit                 309,209      332,404       1,331,990
Operating expenses           545,749      335,677       1,647,159
                           ---------    ---------       ---------
Operating loss              (236,540)      (3,273)       (335,169)
Other items                  (97,676)     (75,150)        349,249
                           ---------    ---------       ---------
Income (loss) before
  income taxes              (138,864)     (71,877)         14,080
Income tax expense             1,950        1,956           7,800
                           ---------    ---------       ---------
Net income (loss)          $(140,814)   $ (69,921)          6,280
                           =========    =========       =========
Net income (loss) per
  share                         (.02)         .01             nil

The Company's pro forma balance sheets reflect the repayment of all long term debt as if the transaction had occurred on December 31, 1997. For purposes of reporting pro forma operations, the Company has eliminated the recording of interest expense on long term debt and, in addition, has recorded interest income on the Company's cash balances as if the transaction had occurred at the beginning of the 1997 pro forma reporting period.

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

The Company expects to apply approximately $1,750,000 of the purchase price received to pay off the amount due to FNB under its term loans, representing the anticipated unamortized balance of the loan at the projected closing date. In addition, $600,000 of the purchase price will be retained by AHI to secure, among other things, the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price will be available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets not consistent with the Company's historical business.

Pursuant to the terms of the Purchase Agreement, the Company will sell to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI will also receive a 99-year paid-up license to exploit the Mace(R) brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The prepaid license fee will be booked as deferred income. (See Note 7 to "Notes to Financial Statements"). The assets of the Law Enforcement division constitute approximately 40% of the Company's assets.

The purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license, is $3,117,325 representing the book value as of December 31, 1997 plus an additional amount of $200,000, to cover certain expenses of the Transaction. The purchase price for inventory is $2,636,325 representing the book value at December 31, 1997, increased by inventory purchases since December 31, 1997, valued at the Company's standard cost and decreased by (i) sales of inventory from December 31, 1997 and (ii) inventory related to unshipped orders that AHI has not agreed to fill.

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


                                          MACE SECURITY INTERNATIONAL, INC.



                                          /s/ Jon E. Goodrich
Date: May 29, 1998                        --------------------------------
                                          Jon E. Goodrich, President


                                          /s/ Mark A. Capone
Date: May 29, 1998                        --------------------------------
                                          Mark A. Capone, Treasurer
                                          Chief Financial Officer, VP Finance