Form 10QSB/A
period 1998-03-31
MACE SECURITY INTERNATIONAL INC
filed 1998-06-05
CIK 912607

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

                        MACE SECURITY INTERNATIONAL, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I      FINANCIAL INFORMATION

            Item 1 - Financial Statements

                 Statements of Operations and Retained Earnings-
                 Three Months Ended March 31, 1998 and 1997                  1

                 Balance Sheets - March 31, 1998 and December 31, 1997       2

                 Statements of Cash Flows - Three Months Ended
                 March 31, 1998 and March 31, 1997                           3

                 Notes to Financial Statements                               4

            Item 3 - Subsequent Events                                       8

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

                        MACE SECURITY INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                   (Unaudited)


                                                         March 31,     December 31,
                                                           1998            1997
                                                                        (Restated)
                                                       ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................   $  1,115,475    $  1,146,212
  Accounts receivable, less allowance for
    doubtful accounts
    ($64,454; 1998; $113,076; 1997) ................      1,482,120       1,880,565
  Inventories:
    Finished goods .................................        672,803         539,894
    Work in process ................................        176,138         175,699
    Raw material and supplies ......................        502,914         622,586
  Prepaid expenses .................................        346,925         314,438
                                                       ------------    ------------
    Total current assets ...........................      4,296,375       4,679,394
Net assets of discontinued operations ..............      4,995,077       5,103,851
Property and equipment, Net ........................      1,116,285       1,157,126
Intangibles, Net ...................................      1,767,412       1,791,933
Other assets .......................................        189,534         136,362
                                                       ------------    ------------
    Total Assets ...................................   $ 12,364,683    $ 12,868,666
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ....................................         20,744          30,728
  Current maturities of long-term debt .............        116,040         113,210
  Accounts payable .................................        435,150         333,735
  Accrued liabilities ..............................        399,610         548,624
  Corporate income taxes payable ...................         12,136           8,000
                                                       ------------    ------------
  Total current liabilities ........................   $    983,680    $  1,034,297

Long-term debt .....................................      1,630,427       1,660,205
                                                       ------------    ------------
    Total liabilities ..............................      2,614,107       2,694,502
                                                       ------------    ------------

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


                        PRO FORMA CONDENSED BALANCE SHEET


                                         March 31,   December 31,
                                           1998          1997
                                           ----          ----

Assets
     Cash                              $ 6,760,552   $ 6,900,063
     Other current assets                3,180,900     3,533,182
     Property and equipment              1,116,285     1,157,126
     Intangibles and other               1,956,946     1,928,295
                                       -----------   -----------
                                       $13,014,683   $13,518,666
                                       ===========   ===========
Liabilities and Stockholder's Equity
     Current liabilities               $   867,640   $   921,087
     Short term portion of
       Long-term debt                      116,040       113,210
     Long-term liabilities
        Deferred income                    650,000       650,000
        Long-term debt                   1,630,427     1,660,205
     Stockholders' equity                9,750,576    10,174,164
                                       -----------   -----------
                                       $13,014,683   $13,518,666
                                       ===========   ===========



                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS


                            MARCH 31,    MARCH 31,    DECEMBER 31,
                              1998         1997          1997
                           (3 months)   (3 months)    (12 months)
                           ----------   ----------    -----------

Net sales                  $ 669,413    $ 682,428      $2,912,964
Cost of sales                360,204      350,024       1,600,974
                           ---------    ---------      ----------
Gross profit                 309,209      332,404       1,331,990
Operating expenses           545,749      335,677       1,647,159
                           ---------    ---------      ----------
Operating loss              (236,540)      (3,273)       (335,169)
Other items                   (1,851)      (3,344)          8,448
                           ---------    ---------      ----------
Income (loss) before
  income taxes              (238,391)      (6,617)       (326,721)
Income tax expense             1,950        1,956           7,800
                           ---------    ---------      ----------
Net income (loss)          $(240,341)   $  (8,573)     $ (334,521)
                           =========    =========      ==========
Net income (loss) per
  share                         (.03)         nil            (.04)


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


                                          MACE SECURITY INTERNATIONAL, INC.


                                          /s/ Jon E. Goodrich
Date: June 5, 1998                        --------------------------------
                                          Jon E. Goodrich, President


                                          /s/ Mark A. Capone
Date: June 5, 1998                        --------------------------------
                                          Mark A. Capone, Treasurer
                                          Chief Financial Officer, VP Finance