Form 10KSB/A
period 1997-12-31
MACE SECURITY INTERNATIONAL INC
filed 1998-06-09
CIK 912607

Form 10-KSB/A

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

      The Company expects to apply approximately $175,000 of the purchase price received to pay off the amount due to FNB under its term loans. In addition, the Company will deliver $600,000 of the purchase price to AHI to be held in escrow to secure the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price will be available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets non-consistent with the Company's historical business.

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


Date:  June 5, 1998


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                         Title                    Date
     ---------                         -----                    ----


/s/ Jon E. Goodrich                    President, CEO           June 5, 1998
------------------------------         And Director
Jon E. Goodrich


/s/ Marvin P. Brown                    Chairman of the          June 5, 1998
------------------------------         Board
Marvin P. Brown


/s/ Virginia de Ganahl Russell         Director                 June 5, 1998
------------------------------
Virginia de Ganahl Russell


/s/ Howard S. Edelman                  Director                 June 5, 1998
------------------------------
Howard S. Edelman


/s/ Neil J. Campolungo                 Director                 June 5, 1998
------------------------------
Neil J. Campolungo


/s Lewis C. Cohen                      Director                 June 5, 1998
------------------------------
Lewis C. Cohen


/s/ R. David Garwood                   Director                 June 5, 1998
------------------------------
R. David Garwood


/s/ Mark A. Capone
------------------------------         Treasurer/Chief          June 5, 1998
Mark A. Capone                         Financial Officer

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

3.    PROPERTY AND EQUIPMENT

            The components of property and equipment are summarized below:


                                                 Estimated
                                              Useful Life (Yrs.)        1997               1996
                                              ------------------    -----------        -----------
Office furniture .........................           7              $   128,959        $   127,144
Computer equipment .......................           7                  428,769            386,608
Vehicles .................................           5                   46,501             37,285
Leasehold improvements ...................          31                1,628,553          1,539,976
Machinery and equipment ..................           5                2,217,610          2,130,302
                                                                    ------------       ------------
   Total property and equipment ..........                            4,450,392          4,221,315
Less: Accumulated depreciation ...........                           (1,752,431)        (1,302,085)
                                                                    ------------       ------------
   Property and equipment, net ...........                          $ 2,697,961        $ 2,919,230
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

            In September 1997, the Company established Mace Security Centers, Inc.(TM), a subsidiary corporation formed for the purpose of offering franchises for the operation of retail stores which will sell personal protection and security products. There has been no operating activity in this corporation through December 31, 1997.

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

            Information concerning the Company's business segments in fiscal 1997 and 1996 is as follows:


                                                    1997               1996
                                                ------------       ------------
NET SALES
 Consumer                                       $  2,912,964       $  4,437,020
 Law Enforcement                                   6,917,627          6,387,183
                                                ------------       ------------
    Total net sales                             $  9,830,591       $ 10,824,203
                                                ============       ============

OPERATING (LOSS) INCOME
  Consumer                                          (490,169)           252,739
  Law Enforcement                                 (1,197,422)          (505,457)
                                                ------------       ------------
     Total operating loss                       $ (1,687,591)      $   (252,718)
                                                ============       ============

IDENTIFIABLE ASSETS
  Consumer                                         3,273,180          3,953,740
  Law Enforcement                                  7,257,803          8,969,970
  Unallocated, corporate                           2,337,683<F1>      1,198,880
                                                ------------       ------------
     Total assets                               $ 12,868,666       $ 14,122,590
                                                ============       ============

DEPRECIATION AND AMORTIZATION
  Consumer                                           263,554            266,854
  Law Enforcement                                    459,687            445,380
                                                ------------       ------------
    Total depreciation and amortization         $    723,241       $    712,234
                                                ============       ============

CAPITAL EXPENDITURES
   Consumer                                           78,508             41,563
   Law Enforcement                                   111,302            225,783
   Unallocated, corporate                             48,916             37,057
                                                ------------       ------------
     Total capital expenditures                 $    238,726       $    304,403
                                                ============       ============

----------
<F1>   Approximately 50% of the assets not allocated to the operating segments relate to cash and cash equivalents held by the Company. The substantial portion of the remaining assets relates to corporate office furniture and equipment not specifically allocable among industry segments.

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

      The Company will also be paid a $650,000 license fee for AHI's use of the Mace(R) brand, related trademarks and patent use by AHI in the Law Enforcement market only.

      The transaction is expected to close in June 1998.