Form 10QSB
period 1998-06-30
MACE SECURITY INTERNATIONAL INC
filed 1998-08-19
CIK 912607

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended: June 30, 1998


                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from____to____

                     Commission file number:   0-22810





                      MACE SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)



             Delaware                                    030311630
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


160 Benmont Avenue, Bennington, Vermont                         05201
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   802-447-1503




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      MACE SECURITY INTERNATIONAL, INC.

                                    INDEX



                                                                     Page No.

PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

           Statements of Operations and Accumulated Deficits-
           Three Months and Six Months Ended June 30, 1998 and 1997      1

           Balance Sheets - June 30, 1998 and December 31, 1997          2

           Statements of Cash Flows - Six Months Ended
           June 30, 1998 and June 30, 1997                               3

           Notes to Financial Statements                                 4

         Item 2 - Management's Discussion and Analysis of Financial      7
           Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1-Legal Proceedings                                        9
         Item 4-Submission of Matters to a Vote of Security Holders      9
         Item 6-Exhibits and Reports on Form 8-K                         9

SIGNATURES



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                MACE SECURITY INTERNATIONAL, INC.

                                        STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS

                                                          (Unaudited)



      Three Months Ended June 30,                                                                  Six Months Ended June 30,
        1998                1997                                                                    1998              1997

    $   691,697         $   696,354          Net Sales                                           $ 1,361,110       $ 1,378,782
        340,643             347,526          Cost of Sales                                           700,847           697,550
    -----------         -----------                                                              -----------       -----------

        351,054             348,828            Gross Profit                                          660,263           681,232

                                             Operating expenses:
        250,733             135,396           General and Administrative                             585,738           366,325
        181,897             114,918           Selling                                                392,641           219,665
    -----------         -----------                                                              -----------       -----------

        (81,576)             98,514          Operating income (loss)                                (318,116)           95,242

                                             Other income ( expense):
         18,676               4,652           Interest income                                         39,779             7,408
        (48,983)            (23,517)          Interest expense                                       (93,779)          (47,280)
         66,893              29,137           Other income                                            88,735            46,800
    -----------         -----------                                                              -----------       -----------
         36,586              10,272                                                                   34,735             6,928
    -----------         -----------                                                              -----------       -----------
                                             Income (loss) before income
        (44,990)            108,786           tax expense                                           (283,381)          102,170

          1,950               3,481          Income tax expense                                        3,900             5,437
    -----------         -----------                                                              -----------       -----------

                                             Income (loss) from continuing
        (46,940)            105,305           operations                                            (287,281)           96,733

                                             Income (loss) from discontinued
       (375,844)            (86,601)          operations                                            (559,091)         (355,055)
    -----------         -----------                                                              -----------       -----------

       (422,784)             18,704          Net income (loss)                                      (846,372)         (258,322)

    $(3,653,432)        $(1,819,927)         Accumulated Deficit, beginning of period            $(3,229,844)      $(1,542,901)
    -----------         -----------                                                              -----------       -----------

    $(4,076,216)        $(1,801,223)         Accumulated Deficit, end of period                  $(4,076,216)      $(1,801,223)
    ===========         ===========                                                              ===========       ===========

                                             Income (loss) per share common share:
           (.01)                .01          From continuing operations                                 (.04)              .01
           (.05)               (.01)         From discontinued operations                               (.08)             (.05)
    -----------         -----------                                                              -----------       -----------
           (.06)                .00            Net income (loss)                                        (.12)             (.04)
    ===========         ===========                                                              ===========       ===========






                                             Weighted average number
                                              of common shares outstanding
      7,081,666           6,825,000                                                                7,081,666         6,825,000
    ===========         ===========                                                              ===========       ===========


                                               The accompanying notes are an integral part
                                                      of the financial statements.
                                                                 1


                                                  MACE SECURITY INTERNATIONAL, INC.

                                                          BALANCE SHEETS
                                                           (Unaudited)



                                                               June 30,     December 31,
                                                                 1998           1997

                                                                            (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 1,206,888     $ 1,146,212
   Accounts receivable, less allowance for
    doubtful accounts
    ($79,929, 1998; $113,076; 1997)                           1,512,861       1,880,565
Inventories:
   Finished goods                                               761,468         539,894
   Work in process                                              108,819         175,699
   Raw material and supplies                                    537,308         622,586
   Prepaid expenses                                             439,770         314,438
                                                            -----------     -----------
   Total current assets                                       4,567,114       4,679,394
Net assets of discontinued operations                         4,471,970       5,103,851
Property and equipment, net                                   1,139,955       1,157,126
Intangibles, net                                              1,701,244       1,791,933
Other assets                                                    245,384         136,362
                                                            -----------     -----------
   Total Assets                                             $12,125,667     $12,868,666
                                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                 20,744          30,728
   Current maturities of long-term debt                         118,968         113,210
   Accounts payable                                             363,706         333,735
   Accrued liabilities                                          680,806         548,624
   Corporate income taxes payable                                14,086           8,000
                                                            -----------     -----------
   Total current liabilities                                  1,198,310       1,034,297

Long-term debt                                                1,599,565       1,660,205
                                                            -----------     -----------
   Total liabilities                                          2,797,875       2,694,502
                                                            -----------     -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
   authorized 18,000,000 shares; issued and outstanding
   7,081,666 in 1998 and 7,081,666 in 1997                       70,817          70,817
  Additional paid in capital                                 13,333,191      13,333,191
  Deficit                                                    (4,076,216)     (3,229,844)
                                                            -----------     -----------
   Total Stockholders' equity                                 9,327,792      10,174,164
                                                            -----------     -----------

   Total Liabilities and Stockholders' equity               $12,125,667     $12,868,666
                                                            ===========     ===========

                        The accompanying notes are an integral part
                               of the financial statements.
                                             2



                                                 MACE SECURITY INTERNATIONAL, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                            (Unaudited)




                                                    INCREASE (DECREASE) IN CASH


                                                                                                    Six Months Ended June 30,
                                                                                                   1998                  1997
Operating activities:
   Net (loss) income                                                                          $ (846,372)             $(258,322)
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
     operating activities:
   Depreciation                                                                                   51,451                222,385
   Amortization                                                                                   45,343                131,492
   Allowance for bad debts                                                                        26,594                   (598)
   Changes in operating assets and liabilities:
    Accounts receivable                                                                          341,110                361,800
    Inventories                                                                                  (69,416)               387,728
    Prepaid expenses                                                                            (125,332)                   355
    Discontinued operations                                                                      631,881
    Accounts payable                                                                              29,971               (630,670)
    Accrued liabilities                                                                          132,819                211,745
    Corporate income tax payable                                                                   6,086                  8,024
    Other assets                                                                                 (64,313                  1,283
                                                                                              ----------              ---------
     Net cash provided by operating activities                                                   159,822                435,222
                                                                                              ----------              ---------
Investing activities:
   Purchase of property and equipment                                                            (34,280)               (48,655)
                                                                                              ----------              ---------
   Proceeds from sale of property and equipment                                                       --
                                                                                              ----------              ---------

     Net cash used in investing activities                                                       (34,280)               (48,655)
                                                                                              ----------              ---------

Financing activities:
   Payment of principal of long-term debt                                                        (54,882)              (127,706)
   Payment of notes payable                                                                       (9,984)
                                                                                              ----------              ---------
    Net cash used in financing activities                                                        (64,866)              (127,706)
                                                                                              ----------              ---------
Net increase (decrease) in cash                                                                   60,676               (258,861)
Cash:
   Beginning of period                                                                         1,146,212                345,554
                                                                                              ----------              ---------
   End of period                                                                              $1,206,888              $ 604,415
                                                                                              ==========              =========



                                      The accompanying notes are an integral part
                                              of the financial tatements.
                                                           3

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

2. EARNINGS PER SHARE

      Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented. The Company adopted Financial Accounting Standard No. 128 for the year ended December 31, 1997. The income/(loss) per common share for the six months ended June 30, 1998 and 1997 have been calculated in accordance with this Standard.

3. LONG TERM DEBT

      In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at June 30, 1998) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the KeyBank National Association ("Key") long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at June 30, 1998) was obtained. No amounts were drawn on this line of credit. The Company paid off the loans to FNB simultaneously with the closing of the Transaction with Armor Holdings, Inc. and its wholly-owned subsidiary ("AHI") (See below "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events").

      These facilities included certain dividend restrictions and were collateralized by the following: (a)assignment of life insurance owned by the Company on the life of Jon Goodrich, President and Chief Executive Officer; and (b) first priority security interest in all inventory and all other assets of the Company. All three facilities were personally guaranteed by Jon Goodrich, President and Chief Executive Officer of the Company.

      Prior to this refinancing event, promissory notes to TransTechnology Corporation relating to the acquisition of the assets of Federal Laboratories, were paid in full with cash from operations.

4. INCOME TAXES

      The Company's income tax expense for the three and six months ended June 30, 1998 represents corporate franchise taxes.

5. COMMITMENTS AND CONTINGENCIES

      The Company is not aware of any commitments or contingencies that would require disclosure.

6. DISCONTINUED OPERATIONS

      As more fully detailed under Management's Discussion and Analysis of Financial Condition and Results of Operations- Subsequent Events, on April 2, 1998, the Company entered into an agreement to sell substantially all of the assets of its Law Enforcement division. Accordingly, the operating results of its Law Enforcement division have been segregated from continuing operations and reported as a separate line item on the statements of operations. The sale was consummated on July 14, 1998 (See below "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events").

      The Company has restated its June 30, 1997 financial statements to present the operating results of the Law Enforcement division as a discontinued operation. The assets of the Company's Law Enforcement division (those assets sold to AHI) have been reflected as net assets of discontinued operations on the Company's balance sheet at June 30, 1998 and December 31,1997.

      The terms of the agreement provided for the sale of the assets of the Company's Law Enforcement division at the assets' net book value for fixed assets and intangibles as at December 31, 1997 and, for inventory, at the net book value on the date of closing. As such, the Company does not anticipate any material gain or loss on the sale of the discontinued operations.


      The operating results of the Company's discontinued Law Enforcement division are as follows:


      Six Months Ended June 30                           1998              1997
      ----------------------------------------------------------------------------

      Net sales                                          $3,892,768     $3,886,392
      Cost of sales                                       2,718,326      2,625,372
                                                         ----------     ----------
      Gross Profit                                        1,174,442      1,261,020
      Operating expenses:
      General and administrative                            907,878        993,815
      Selling                                               525,655        622,260
                                                         ----------     ----------
      Loss before estimated disposition costs              (259,091)      (355,055)
      Estimated disposition costs                          (300,000)            --
                                                         ----------     ----------
      Net loss from discontinued operations              $ (559,091)    $ (355,055)
                                                         ==========     ==========


      Operating expenses, including general and administrative and selling costs, have generally been allocated between continuing operations and discontinued operations consistent with the Company's historical methodology for allocating such costs between its Consumer and Law Enforcement divisions.

      On June 30, 1998 the Company established a reserve of $300,000 to cover one-time charges associated with the disposition of the Law Enforcement division. The primary components of the reserve are severance pay, legal, accounting and other professional fees and environmental clean up and disposal costs. Certain general and administrative expenses, however, including rent and related occupancy costs, which were historically allocated to the Law Enforcement division, will likely continue subsequent to the closing date. Such expenses are not material.

      The Company has net operating loss carryforwards. To the extent there is taxable gain resulting from the sale of the assets of the Law Enforcement division, such carryforwards are expected to offset any income taxes applicable to the sale.

      The components of the net assets of discontinued operations, as included in the Company's balance sheets at June 30, 1998 and December 31,1997, follow:

      June 30/December 31                        1998                1997
      ----------------------------------------------------------------------

      Inventories                             $2,176,187          $2,636,526
      Property and Equipment                   1,410,777           1,540,835
      Intangibles                                885,006             926,490
                                              ----------          ----------
      Total net assets                        $4,471,970          $5,103,851
                                              ==========          ==========

      Accounts receivable and all liabilities of the Law Enforcement division will be retained by the Company and, as such, are not included as net assets of discontinued operations.

7.    PRO FORMA FINANCIAL INFORMATION

      The Company's pro forma financial statements, as illustrated below, give effect to the sale of the Law Enforcement division as if such transaction had occurred, for balance sheet purposes, on June 30, 1998 and, for statement of operations purposes, on January 1, 1997. These pro forma financial statements should be read in conjunction with the Company's financial statements and related notes. The pro forma information is not necessarily indicative of the results that would have been reported had the sale of the Company's Law Enforcement division actually occurred on the dates specified, nor is it indicative of the Company's future results.


                    PRO FORMA CONDENSED BALANCE SHEET
                              June 30,
                                1998
      Assets
       Cash                                            $ 6,328,858
       Other current assets                              3,360,226
       Property and equipment                            1,139,955
       Intangibles and other                             1,946,628
                                                       -----------
                                                       $12,775,667
                                                       ===========
      Liabilities and Stockholders' Equity
       Current liabilities                             $ 1,079,979
       Short term portion of Long-term debt                118,968
       Long-term liabilities
        Deferred income                                    650,000
        Long-term debt                                   1,599,565
       Stockholders' equity                              9,327,155
                                                       -----------
                                                       $12,775,667
                                                       ===========




                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                                          June 30,       June 30,
                                                            1998           1997
                                                         (6 months)     (6 months)
      Net sales                                         $1,361,110     $1,378,782
      Cost of sales                                        700,847        697,550
                                                        ----------     ----------
      Gross profit                                         660,263        681,232
      Operating expenses                                   978,379        585,990
                                                        ----------     ----------
      Operating loss                                      (318,116)        95,242
      Other items                                           34,735          6,928
                                                        ----------     ----------
      Net income (loss) before income taxes               (283,381)       102,170
      Income tax expense                                     3,900          5,437
                                                        ----------     ----------
      Net income (loss)                                 $ (287,281)    $   96,733
                                                        ==========     ==========
      Net income (loss) per common share                      (.04)           .01



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "effort", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are expressed below and may vary significantly based on a number of factors including, but not limited to, the ability of the Company to identify acquisition candidates. Actual future results may differ materially from those suggested in the following statements.

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF CONTINUING OPERATIONS:

Net sales for the three and six month periods ended June 30, 1998 decreased by 1% in comparison to the identical periods in 1997. For the three and six months ended June 30, 1998 Consumer division sales declined by $211,508 and $178,019, respectfully, offset by $148,793 and $143,388 of retail sales of the Company's Mace Security Centers(TM) which did not exist in the same periods in 1997.

Gross profit was 50.7% and 48.5% of net sales respectfully for the three and six month periods ended June 30, 1998 as compared to 50.1% and 49.4% for the same periods in 1997.

Operating expenses for the three and six month periods ended June 30, 1998 were 62.5% and 71.8% of net sales as compared to 35.9% and 42.5% for the corresponding periods in 1997.

General and administrative expenses for the three and six months ended June 30, 1998 increased by $104,075 and $115,337, respectfully, over the same periods in 1997. These increases were principally due to $91,791 and $73,035 of general and administrative expenses of Mace Security Centers(TM) which did not exist in the same periods in 1997. Additionally, general and administrative expenses of $13,222 were incurred in the three months ended June 30, 1998 for the promotion of the Company's franchising program.

Selling expenses for the three and six months ended June 30, 1998 increased by $105,997 and $66,979 over the same periods in 1997. As with general and administrative expenses, the principal reasons for the increases were $83,335 and $64,045 of selling expenses of Mace Security Centers(TM) which did not exist in the same periods in 1997.

Other income, net was $34,735 for the three month period ended June 30, 1998 and reflects a nonrecurring gain of $25,300 for the sale of pollution control credits.


LIQUIDITY AND CAPITAL RESOURCES:

Cash increased by $60,676 during the six months ended June 30, 1998 principally due to accounts receivable collections and increases in accounts payable and accrued liabilities.

Accounts receivable decreased $367,704 from December 31, 1997 to June 30, 1998 as a result of overall decrease in sales from both continuing and discontinued operations.

In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at June 30, 1998) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the Key long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) was obtained. No amounts were drawn on this line of credit. The Company paid off the loans to FNB simultaneously with the closing of the Transaction with AHI (See below-"Subsequent Events").

These facilities included certain dividend restrictions and are collateralized by the following: (a) assignment of life insurance owned by the Company on the life of the current President and Chief Executive Officer; and (b) first priority security interest in all inventory and all other assets of the Company. All three facilities are personally guaranteed by the current President and Chief Executive Officer of the Company. The Company plans to pay off the loan to FNB simultaneously with the closing of the Transaction with AHI (See below and "Subsequent Events").

Prior to this refinancing event, promissory notes to TransTechnology Corporation relating to the acquisition of the assets of Federal
Laboratories, was paid in full with cash from operations.


SUBSEQUENT EVENTS:

On April 2, 1998, the Company entered into an agreement (the "Purchase Agreement") with Armor Holdings, Inc. and its wholly-owned subsidiary ("AHI") for the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). The terms of the Purchase Agreement require that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) and related trademarks and a patent for use by AHI in the Law Enforcement market only. The Transaction closed on July 14, 1998.

The Company applied $1,724,725 of the purchase price received to pay off the amount due to FNB under its term loans (See Note 3 to "Notes to Financial Statements"). In addition, $600,000 of the purchase price was retained by AHI to secure, among other things, the Company's obligations under the representations and warranties in the Purchase Agreement. The remainder of the purchase price is available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets not consistent with the Company's historical business.

Pursuant to the terms of the Purchase Agreement, the Company sold to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI received a 99-year paid-up license to exploit the Mace(R) brand and other related trademarks in the law enforcement market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the Law Enforcement division constituted approximately 40% of the Company's assets.

The purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license, was $3,117,325 representing the book value as of December 31, 1997 plus an additional amount of $200,000, to cover certain expenses of the Transaction. The purchase price for inventory was $1,868,416, representing the book value at July 14, 1998.

The Company retained its cash and accounts receivable from the Law Enforcement division. The Company does not expect any material tax implications resulting from the Transaction. To the extent there is taxable gain resulting from the Transaction, the Company will utilize its net operating loss carry forward to cover the taxes, if any, resulting from the sale.



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of any legal proceedings other than those disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as amended. There have been no material changes or activity in any of the proceedings disclosed in such Annual Report.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On or about June 15, 1998, the Company mailed to its shareholders a Consent Solicitation Statement and consent card to seek the consents necessary to consummate the sale of substantially all of the assets of the Company's Law Enforcement division to AHI (the "Transaction"). On July 13, 1998, twenty business days following the mailing of the Consent Solicitation Statement, the Company received 4,057,474 consents to the Transaction, constituting approximately 57% of the outstanding shares of the Company's common stock. The Transaction required the approval of holders voting at least a majority if the Company's outstanding common stock. The Transaction closed on July 14, 1998 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events").

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits                    (27) Financial Data Schedule

      (b) Reports on Form 8-K         None Filed

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MACE SECURITY INTERNATIONAL, INC.


Date:  August 19, 1998                 ________________________________________
                                       JON E. GOODRICH
                                       President and Chief Executive Officer



Date:  August 19, 1998                 ________________________________________
                                       MARK A. CAPONE
                                       Chief Financial Officer