Form 10QSB
period 1998-09-30
MACE SECURITY INTERNATIONAL INC
filed 1998-11-16
CIK 912607

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended: September 30, 1998


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X    No__

                         MACE SECURITY INTERNATIONAL, INC.

                                     INDEX



                                                                     Page No.


PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Statements of Operations and Accumulated
                  Deficits - Three Months and Nine Months
                  Ended September 30, 1998 and 1997                     1

                  Balance Sheets - September 30, 1998 and
                  December 31, 1997                                     2

                  Statements of Cash Flows - Nine Months Ended
                  September 30, 1998 and September 30, 1997             3

                  Notes to Financial Statements                         4

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings                                    10

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                     10

         Item 6 - Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                             11

                               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              MACE SECURITY INTERNATIONAL, INC.

                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                                        (Unaudited)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                   1998             1997              1998              1997
                                               -----------      -----------       -----------       -----------
                                                                 (Restated)                          (Restated)

Net Sales                                      $   718,871      $   691,243       $ 2,079,981       $ 2,070,026
Cost of Sales                                      371,515          356,174         1,072,362         1,051,724
                                               -----------      -----------       -----------       -----------
    Gross Profit                                   347,356          335,069         1,007,619         1,018,302

Operating expenses:
  General and Administrative                       330,063          223,683           915,801           573,804
  Selling                                          127,143          147,319           519,784           362,855
                                               -----------      -----------       -----------       -----------
Operating income (loss)                           (109,850)         (35,933)         (427,966)           81,643

Other income (expense):
  Interest income                                   52,420            7,143            92,199            14,551
  Interest expense                                  (6,670)         (26,702)         (100,449)          (73,982)
Other income                                        51,317           26,081           140,052            72,881
                                               -----------      -----------       -----------       -----------
                                                    97,067            6,522           131,802            13,450
                                               -----------      -----------       -----------       -----------

Income (loss) before income
  tax expense                                      (12,783)         (29,411)         (296,164)           95,093
Income tax expense                                     302            1,680             4,198             7,117
                                               -----------      -----------       -----------       -----------

Income (loss) from continuing
  operations                                       (13,085)         (31,091)         (300,362)           87,976

Income (loss) from discontinued
  operations                                        60,799         (266,128)         (498,296)         (643,517)
                                               -----------      -----------       -----------       -----------

Net income (loss)                                   47,714         (297,219)         (798,658)         (555,541)

Accumulated Deficit, beginning of period       $(4,076,216)     $(1,801,223)      $(3,229,844)      $(1,542,901)
                                               -----------      -----------       -----------       -----------

Accumulated Deficit, end of period             $(4,028,502)     $(2,098,442)      $(4,028,502)      $(2,098,442)
                                               ===========      ===========       ===========       ===========

Income (loss) per share common share:
  From continuing operations                           NIL              NIL              (.04)              .01
  From discontinued operations                         .01             (.04)             (.07)             (.09)
                                               -----------      -----------       -----------       -----------
    Net income (loss)                                  .01             (.04)             (.11)             (.08)
                                               ===========      ===========       ===========       ===========

Weighted average number
  of common shares outstanding                   6,963,260        6,945,326         7,041,764         6,865,550
                                               ===========      ===========       ===========       ===========



                                The accompanying notes are an integral part
                                       of the financial statements.


                                      MACE SECURITY INTERNATIONAL, INC.

                                               BALANCE SHEETS
                                                 (Unaudited)


                                                                                   September 30,    December 31,
                                                                                       1998             1997
                                                                                                     (Restated)
                                                                                    -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents (including escrow of $600,000 in 1998)                  $ 4,439,134     $ 1,146,212
  Accounts receivable, less allowance for
    doubtful accounts
    ($79,929, 1998; $113,076; 1997)                                                   1,584,067       1,880,565
  Inventories:
    Finished goods                                                                      670,184         539,894
    Work in process                                                                     113,776         175,699
    Raw material and supplies                                                           535,414         622,586
  Prepaid expenses                                                                      225,728         314,438
                                                                                    -----------     -----------
      Total current assets                                                            7,568,303       4,679,394
Net assets of discontinued operations                                                   202,746       5,103,851
Property and equipment, net                                                           1,068,288       1,157,126
Intangibles, net                                                                        924,762       1,791,933
Other assets                                                                            310,976         136,362
                                                                                    -----------     -----------

      Total Assets                                                                  $10,075,075     $12,868,666
                                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                               0          30,728
  Current maturities of long-term debt                                                        0         113,210
    Accounts payable                                                                    226,516         333,735
    Accrued liabilities                                                                 526,910         548,624
    Corporate income taxes payable                                                        1,595           8,000
                                                                                    -----------     -----------
      Total current liabilities                                                         755,021       1,034,297

Long-term debt                                                                                0       1,660,205
                                                                                    -----------     -----------
      Total liabilities                                                                 755,021       2,694,502
                                                                                    -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued and outstanding
    6,825,000 in 1998 and 7,081,666 in 1997                                              68,250          70,817
  Additional paid in capital                                                         13,333,191      13,333,191
  Treasury Stock                                                                        (52,885)             --
  Accumulated Deficit                                                                (4,028,502)     (3,229,844)
                                                                                    -----------     -----------
      Total Stockholders' equity                                                      9,320,054      10,174,164
                                                                                    -----------     -----------

       Total Liabilities and Stockholders' equity                                   $10,075,075     $12,868,666
                                                                                    ===========     ===========


                                The accompanying notes are an integral part
                                       of the financial statements.


                                      MACE SECURITY INTERNATIONAL, INC.

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                        INCREASE (DECREASE) IN CASH



                                                                  Nine Months Ended September 30,
                                                                        1998           1997
                                                                    -----------    -----------
Operating activities:
  Net (loss) income                                                 $  (798,658)   $  (555,541)
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation                                                      217,046        335,112
      Amortization                                                      162,542        198,995
      Allowance for bad debts                                            33,719        (21,678)
      Gain on sale of assets                                                 --         (1,200)
  Changes in operating assets and liabilities:
    Accounts receivable                                                 262,779        775,604
    Notes receivable - related parties                                       --        (12,918)
    Inventories                                                          18,805        256,715
    Prepaid expenses                                                     88,710        (24,260)
    Discontinued operations                                           4,901,105             --
    Accounts payable                                                   (107,219)      (589,564)
    Accrued liabilities                                                 (21,714)       (32,619)
    Corporate income tax payable                                         (6,405)         6,344
    Other assets                                                        529,518          2,781
                                                                    -----------    -----------
        Net cash provided by operating activities                     5,280,228        337,771
                                                                    -----------    -----------

Investing activities:
  Purchase of property and equipment                                   (128,208)      (109,636)
  Proceeds from sale of property and equipment                          (54,955)         1,200
  Cash disbursed for acquisition                                             --        (46,363)
  Purchase of temporary investments                                          --       (800,595)
                                                                    -----------    -----------
       Net cash used in investing activities                           (183,163)      (955,394)
                                                                    -----------    -----------

Financing activities:
  Payment of principal of long-term debt                             (1,773,415)      (499,348)
  Proceeds from issuance of long-term debt                                   --      1,177,450
  Payment of notes payable                                              (30,728)            --
                                                                    -----------    -----------
       Net cash provided by (used in) financing activities           (1,804,143)       678,102
                                                                    -----------    -----------

Net increase (decrease) in cash                                       3,292,922         60,479

Cash:
  Beginning of period                                                 1,146,212        345,554
                                                                    -----------    -----------
  End of period                                                     $ 4,439,134    $   406,033
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

2.    EARNINGS PER SHARE

      Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented. The Company adopted Financial Accounting Standard No. 128 for the year ended December 31, 1997. The income/(loss) per common share for the nine months ended September 30, 1998 and 1997 have been calculated in accordance with this Standard.

3.    LONG TERM DEBT

      In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB"). Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at June 30, 1998) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Additionally, a $250,000 line of credit bearing interest at prime plus 1% was obtained. No amounts were drawn on this line of credit. The Company paid off the loans to FNB simultaneously with the closing of the sale of the Law Enforcement division (the "Transaction") on July 14, 1998 to Armor Holdings, Inc. and its wholly-owned subsidiary ("AHI") (See below "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources")

4.    INCOME TAXES

      The Company's income tax expense for the three and nine months ended September 30, 1998 represents corporate franchise taxes.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is not aware of any commitments or contingencies that would require disclosure.

6.    DISCONTINUED OPERATIONS

      Law Enforcement Division

      As more fully detailed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Dispositions", the Company sold substantially all of the assets of its Law Enforcement division on July 14, 1998. Accordingly, the operating results of its Law Enforcement division have been segregated from continuing operations and reported as a separate line item on the statements of operations entitled "Income (loss) from discontinued operations" and entitled "Net assets of discontinued operations" on the Balance Sheets.

      As a result of the AHI Transaction the Company was required to restate its financial statements to reflect this Transaction as if it happened on the earliest date reported.

      Other Items

      In the three months ended September 30, 1998, the Company discontinued operations of its two wholly owned subsidiaries, MSP, Inc. a distributor of consumer products and MSP Retail, Inc., a subsidiary formed to operate the Mace Security Centers(TM) retail stores that were located in Colorado. Both subsidiaries were formed to acquire assets of established companies. The contracts for the acquisition of the assets of both subsidiaries allowed the Company to unwind the transactions in the event the subsidiaries (that were operated by the former owners of the assets sold to the Company) failed to achieve certain pretax profit goals within the one year following the acquisition by the Company. Both subsidiaries failed to meet the established goals.

      In both cases the shares of MSI that were delivered in escrow as a portion of the purchase price for the assets were returned to MSI (80,000 shares for MSP. Inc. and 176,666 shares for MSP Retail, Inc.) In addition, both contracts called for the repayment to MSI of working capital loaned to the subsidiaries by MSI, reduced by losses incurred by the subsidiaries during the one year period. As a result of unwinding these transactions the Company incurred a loss of $67,013 with respect to MSP, Inc. and $47,317 with respect to MSP Retail, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

      The Company has reviewed the book value of its Mace (R) trademark in light of the sale to AHI. The Transaction with AHI included a license allowing only AHI to use the Mace (R) trademark in the Law Enforcement market. Accordingly, the Company has concluded that the future use of the Mace (R) trademark has significantly changed. Following the provisions of Financial Accounting Statement No. 121, the Company has determined that the present value of future cash flows for the Mace (R) trademark outside the Law Enforcement market is approximately $850,000. The Company took a charge of $550,000 to reduce the book value of the Mace (R) trademark to the $850,000 level. The Company charged the $550,000 to Discontinued Operations as the sale to AHI triggered the significant change in the use of the mark.

      The operating results of the Company's discontinued operations are as follows:


      Nine Months Ended September 30                1998           1997
      --------------------------------------------------------------------

      Net sales                                  $5,088,922     $5,336,363
        Cost of sales                             3,687,694      3,565,248
                                                 ----------     ----------
      Gross Profit                                1,401,228      1,771,115
      Operating expenses:
        General and administrative                1,172,357      1,479,222
        Selling                                     652,105        935,410
                                                 ----------     ----------

      Other Income *                                224,938

      Loss before estimated disposition costs      (198,296)      (643,517)
      Estimated disposition costs                  (300,000)            --
                                                 ----------     ----------
      Net loss from discontinued operations      $ (498,296)    $ (643,517)
                                                 ==========     ==========

*     Other Income is comprised of the following:

      Recognition of the AHI pre-paid license fee       $ 650,000
      Write down of the Mace (R) trademark               (550,000)
      Gain on sale of fixed assets and
        intangibles sold to AHI                           168,319
      Loss on discontinuance of MSP, Inc.                 (67,013)
      Loss on discontinuance of MSP Retail, Inc.          (47,317)
      Refunds of insurance premiums                        75,290
      Other Net                                            (4,341)
                                                        ---------

      Total Other Income                                  224,938
                                                        =========


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

      The components of the net assets of discontinued operations, as included in the Company's balance sheets at September 30, 1998 and December 31,1997, follow:

      September 30/December 31               1998            1997
      -------------------------------------------------------------

      Inventories                          $166,896      $2,636,526
      Property and Equipment                 35,850       1,540,835
      Intangibles                                           926,490
                                           --------      ----------
      Total net assets                     $202,746      $5,103,851
                                           ========      ==========


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

RESULTS OF OPERATIONS:

   Results of Continuing Operations

Net sales for the three and nine month periods ended September 30, 1998 increased by 4% and 1% over the identical periods in 1997. For the three and nine months ended September 30, 1998 Consumer division sales increased $1,517, and decreased by $375,088, respectfully. The decrease of consumer sales of $375,088 was offset by $368,495 of retail sales of the Company's Mace Security Centers(TM) which did not exist in the same periods in 1997.

Gross profit was 48.3% and 48.4% of net sales respectively for the three and nine month periods ended September 30, 1998 as compared to 48.5% and 49.2% for the same periods in 1997.

Operating expenses for the three and nine month periods ended September 30, 1998 were 63.6% and 69% of net sales as compared to 53.7% and 45.2% for the corresponding periods in 1997.

General and administrative expenses for the three and nine months ended September 30, 1998 increased by $106,380 and $341,997, respectively, over the same periods in 1997. These increases were principally due to $160,774 and $250,302 of general and administrative expenses attributable to Mace Security Centers(TM) retail stores, MSP, Inc. and the franchising corporation, MSC, Inc. which did not exist in the same periods in 1997.

Selling expenses for the three and nine months ended September 30, 1998 decreased by $20,176 and increased by $156,929 over the same periods in 1997. As with general and administrative expenses, the principal reason for the increase in selling expenses for the nine month period ended September 30, 1998 was $148,956 of selling expenses related to Mace Security Centers(TM) retail stores, MSP, Inc. and the franchising corporation, MSC, Inc. which did not exist in the same periods in 1997.

Other income, net was $97,067 for the three month period ended September 30, 1998, reflecting reduced interest expense and increased rentals over the same period in 1997.

   Description of Dispositions

On July 14, 1998, the Company sold substantially all of the assets of the Company's Law Enforcement division (the "Transaction") to Armor Holdings, Inc. and its wholly-owned subsidiary ("AHI"). The terms of the purchase agreement required that, in conjunction with the sale of assets, the Company license to AHI the use of Mace(R) and related trademarks and a patent for use by AHI in the Law Enforcement market only.

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

In the three months ended September 30, 1998, the Company discontinued operations of its two wholly owned subsidiaries, MSP, Inc. a distributor of consumer products and MSP Retail, Inc., a subsidiary formed to operate Mace Security Centers(TM) retail stores that were located in Colorado. Both subsidiaries were formed to acquire assets of established companies. The contracts for the acquisition of the assets of both subsidiaries allowed the Company to unwind the transactions in the event the subsidiaries (that were operated by the former owners of the assets sold to the Company) failed to achieve certain pretax profit goals within the one year following the acquisition by the Company. Both subsidiaries failed to meet the established goals.

In both cases the shares of MSI that were delivered in escrow as a portion of the purchase price for the assets were returned to MSI (80,000 shares for MSP. Inc. and 176,666 shares for MSP Retail, Inc.) In addition, both contracts called for the repayment to MSI of working capital loaned to the subsidiaries by MSI, reduced by losses incurred by the subsidiaries during the one year period. As a result of unwinding these transactions the Company incurred a loss of $67,013 with respect to MSP, Inc. and $47,317 with respect to MSP Retail, Inc.

The Company has reviewed the book value of its Mace (R) trademark in light of the sale to AHI. The Transaction with AHI included a license allowing only AHI to use the Mace (R) trademark in the Law Enforcement market. Accordingly, the Company has concluded that the future use of the Mace (R) trademark has significantly changed. Following the provisions of Financial Accounting Statement No. 121, the Company has determined that the present value of future cash flows for the Mace (R) trademark outside the Law Enforcement market is $850,000. The Company took a charge of $550,000 to reduce the book value of the Mace trademark to the $850,000 level. The Company charged the $550,000 to Discontinued Operations as the sale to AHI triggered the significant change in the use of the mark.


LIQUIDITY AND CAPITAL RESOURCES:

Cash increased by $3,115,093 during the nine months ended September 30, 1998 principally due to the sale of the law enforcement division to AHI.

Accounts receivable decreased $296,498 from December 31, 1997 to September 30, 1998 as a result of decreases in sales due primarily to the sale of the law enforcement division to AHI.

In September 1997, the Company refinanced its long-term debt with the First National Bank of New England ("FNB") Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at June 30, 1998) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Additionally, a $250,000 line of credit bearing interest at prime plus 1% was obtained. No amounts were drawn on this line of credit. The Company paid off the loans to FNB simultaneously with the closing of the Transaction with AHI.

The Company applied $1,724,725 of the purchase price received from the Transaction to pay off the amount due to FNB under its term loans (See Note 3 to "Notes to Financial Statements"). In addition, $600,000 of the purchase price was retained by AHI in an interest bearing escrow account to secure, among other things, the Company's obligations under the representations and warranties in the Purchase Agreement. The escrowed amount is included in the cash section of the balance sheet of the Company at September 30, 1998. The remainder of the purchase price is available to the Company for the purposes deemed to be appropriate by the Company's Board of Directors. While the Company has no definitive plans, some or all of the remaining purchase price may be used for acquisitions, among other things. Such acquisitions may include companies or assets not consistent with the Company's historical business.


FORWARD LOOKING INFORMATION

The Company is continuing to consider all opportunities to maximize shareholder value, including but not limited to, potential acquisitions or dispositions, strategic alliances, stock issuances and/or restructuring management.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On or about June 15, 1998, the Company mailed to its shareholders a Consent Solicitation Statement and consent card to seek the consents necessary to consummate the sale of substantially all of the assets of the Company's Law Enforcement division to AHI. On July 13, 1998, twenty business days following the mailing of the Consent Solicitation Statement, the Company received 4,057,474 consents to the Transaction, constituting approximately 57%of the outstanding shares of the Company's common stock. The Transaction required the approval of holders voting at least a majority if the Company's outstanding common stock. The Transaction closed on July 14, 1998.

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits                 (27) Financial Data Schedule

   (b) Reports on Form 8-K      8-K filed on July 29, 1998 with respect to the
                                transaction with AHI

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MACE SECURITY INTERNATIONAL, INC.


Date:  November 16, 1998                _____________________________________
                                        JON E. GOODRICH
                                        President and Chief Executive Officer



Date:  November 16, 1998                _____________________________________
                                        MARK A. CAPONE
                                        Chief Financial Officer