Form 10KSB
period 1998-12-31
MACE SECURITY INTERNATIONAL INC
filed 1999-04-14
CIK 912607

Form 10-KSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________ to ________

                      MACE SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                  03-0311630                            0-22810
      (I.R.S. Employer Identification No.)      (Commission File Number)

160 Benmont Avenue, Bennington, Vermont                           05201
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (802) 447-1503
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |.

The registrant's net sales for 1998 from continuing operations were $2,404,221. As of April 2, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of 6 11/16 on that date, was $31,806,860. As of April 2, 1999 the registrant had issued and outstanding 7,203,000 shares of Common Stock.

                                    PART I

ITEM 1. BUSINESS

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, change in economic conditions of the various markets the Company serves as well as changes in potential transactions that have not been fully negotiated and evidenced by executed agreements or approved by the Board of Directors or stockholders. Actual future results may differ materially from those suggested in the following statements.

GENERAL

Mace Security International, Inc. (the "Company") is a well known producer of less-lethal defense sprays for the Consumer Market and a marketer of Consumer safety and security products.

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

The Company exercised its option to purchase the Mace(R) trademark and, in December 1993, the Company paid in full all amounts due under its promissory note for the purchase of all rights, title and interest to the Mace(R) brand and related trademarks. In March 1994, the Company acquired certain assets and liabilities of the Federal Laboratories division of TransTechnology Corporation, which were operated by the Company as part of its Law Enforcement division until July 14, 1998, when the Law Enforcement division was sold.

PRODUCTS AND LINES OF MERCHANDISE

Consumer Products.   The Consumer division of the Company designs, markets and
sells its consumer product line for use in protection of the home and automobile, and for personal and child protection. These products include a line of defense sprays, personal alarms, whistles, and window and door locks alarms. The defense sprays, the Company's most well known products, include tear gas sprays, pepper sprays and sprays with both tear gas and pepper solution. The Company's consumer market includes mass merchants/department stores, consumer catalogues and guns/sporting goods, hardware, auto, convenience, and drug stores.

Each market category is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Market categories are also reached through catalogue, magazine and trade publication advertising, internet website and promotion at industry trade shows. The Company also sells directly to wholesale distributors and to certain large department stores. Mail order and specialty accounts are handled directly by the Company.

Mace Anti Crime Bureau(R).   Mace Anti Crime Bureau(R) ("MACB"), an extension
of the Consumer division, develops and markets security products and literature primarily for the financial community. In 1997, MACB completed product development of a "dye-pack" used by financial institutions for robbery protection. The "dye pack" system developed by MACB has features not offered by its competitors and is offered at a lower price than its competitors' product. It was introduced to trade shows in the fall of 1997 as "MaceCash(TM)". MACB is also in the process of developing other safeguard devices for use by financial institutions and armored cars in the physical transportation of cash and by other customers for safeguarding valuables, such as jewelry. Other services provided by MACB to financial institutions are state-of-the-art training videos and crisis response materials. MACB's market includes financial institutions and related businesses throughout the world. Sales efforts for MaceCash(TM) in the domestic market are being conducted through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisement in trade publications. International marketing efforts are being conducted primarily through sales personnel in the United Kingdom and a worldwide network of independent distributors.

The Company has entered into a letter of intent for the sale of substantially all the assets of its MACB division for approximately $1,100,000. Only certain liabilities of the division will be assumed by the purchaser. The Company will retain the cash and accounts receivable from this division. There are no definitive agreements executed and the terms of the letter of intent are not binding with respect to this proposed transaction. Additionally, the purchaser's obligation to acquire the MACB division is conditional on its obtaining financing sufficient to effect this transaction. (See below "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource - Proposed Sale of Assets of MACB").

Franchising.   Mace Security is attempting to increase sales and expand its distribution channels by franchising Mace Security Centers(TM) retail stores. The Mace Security Centers(TM) will offer Mace(R) brand products and a wider range of out-sourced products than are marketed by the Company, including home security systems, surveillance equipment, child monitors, and other home and personal security devices. The Company launched its franchise program for Mace Security Centers(TM) in mid 1998 and has sold two franchises, one in South Africa and one in Chile. Franchising is not currently a significant source of revenue.

Department of Defense Contract.   Notwithstanding its sale of its Law
Enforcement division in July 1998, the Company continues to manufacture products to fill orders under its contract with the Department of Defense, which is not assignable and, therefor, could not be sold with the rest of the Law Enforcement division assets. The Department of Defense contract calls for the production of 40 MM cartridges and is due to expire August 31, 1999. Revenue realized from this contract has been treated as income (loss) from discontinued operations.

The Company's Long Term Goal.   The Company's long term goal is to increase the
market value of its shares on the NASDAQ Stock Market, thereby maximizing shareholder value.

In that regard, The Company has entered into an agreement with Louis D. Paolino, Jr. to become its Chairman and Chief Executive Officer. He will bring with him an entirely new management team. Mr. Paolino, a graduate of Drexel University with a B.S. in Civil Engineering, was formerly the Chairman, President and CEO of Eastern Environmental Services, Inc., a solid waste management services company from June 1996 through December 1999. When Mr. Paolino joined Eastern in June 1996, Eastern's sales for that fiscal year totaled $7.6 million with a market value of less than $10 million and with a stock price of $1.50. Eastern was recently acquired by Waste Management, Inc. wherein Eastern shareholders received $32 of value per share of Eastern. Before that time, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil and which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. THE SUCCESS OF EASTERN ENVIRONMENTAL HAS NO BEARING ON, AND SHOULD NOT BE CONSIDERED AN INDICATION OF, THE POTENTIAL FUTURE RESULTS OF OPERATIONS FOR THE COMPANY.

As a condition to his agreement to serve as CEO, the Company's current Board of Directors, other than Mr. Goodrich, will resign and be replaced by a new Board selected by Mr. Paolino.

Also, Mr. Paolino has agreed to purchase 3,735,000 shares of the Company's Common Stock. A portion of such shares are expected to be purchased by members of Mr. Paolino's management team, by assignment of Mr. Paolino's right to purchase such shares.

As a condition to Mr. Paolino's agreement to purchase the shares, the Company has entered into employment agreements with certain members of the new management team selected by Mr. Paolino. Pursuant to the employment agreements, each new member of the management was granted options to purchase shares of the Company's Common Stock. The employment agreements specify that the new management will be entitled to only nominal compensation until the sale of the 3,735,000 shares is consummated. In the event the sale of the Paolino Shares does not occur, the employment agreements terminate and the options will automatically be cancelled.

As an additional condition to Mr. Paolino's agreement to purchase the shares, substantially simultaneously with such sale, the Company will sell in a private placement 1,850,000 shares of the Company's Common Stock. The shares will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The sales of the above-referenced 5,585,000 shares will result in a total capital investment by Mr. Paolino, members of Mr. Paolino's management team and others of approximately $8.83 million.

Following the stock sales, Mr. Paolino will become the Company's largest shareholder and Jon E. Goodrich will become Vice President of the existing business, Mace(R) Consumer sales, which is expected to continue to operate in Bennington, Vermont.

As a condition to the referenced stock purchases, the Company will substantially simultaneously with the stock sales acquire by merger American Wash Services, Inc., a company headed by Mr. Paolino. The purchase price for American Wash will be cash of $4,687,500, 628,362 shares of the Company's Common Stock and the issuance to Mr. Paolino and his designee of assignable warrants to purchase a total of 1,825,000 shares of the Company's Common Stock.. The total consideration to be paid to the Company upon the exercise of all such warrants is approximately $2,791,000. The warrants will not be exercisable until the expiration of 120 days following the closing and will have terms of 64 months. The shares issued in the merger and issuable under the warrants will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The Company's obligation to complete the transactions is conditioned on, among other things, approval by the Company's Board of Directors and shareholders, continued listing on the NASDAQ National Market System, a due diligence investigation and receipt of a fairness opinion covering the merger and the sale of shares.

The Company believes the addition of a new car wash division will produce an exciting new profit center and at the same time serve as an additional retail distribution location for the Company's "impulse" personal protection products.

It is anticipated that the transactions will be approved by the Company's shareholders by written consent. The transactions are expected to close twenty days following the distribution of an Information Statement regarding the transactions and related matters. (See "Business- The Company's Long Term Goal " and "Executive Compensation-Change in Control").

COMPETITION

The Company faces intense competition in the consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While the Company continues to offer defense spray products that Management believes distinguish themselves through brand name recognition, superior product features and formulations and research and development, the Consumer division has experienced a sales decline for these products. The Company attributes this decline not only to the strong competition, but also to lower demand in general. Moreover, the Company was not successful in its brief entry into the retail market in late 1997. The Company closed its retail stores in the third quarter of 1998. ( See below "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

PRODUCTION

Substantially all of the Company's manufacturing processes are performed at the Company's Bennington, Vermont facility. The Company's defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged on-site at the Vermont facility. Operating results of the KinderGard(R) product line are immaterial at this time.

There are numerous potential suppliers of the components and parts required in the Company's production process. The Company has developed strong beneficial long-term relationships with many of its suppliers including the following: Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc. In addition, the Company purchases for resale a variety of products produced by others including whistles, alarms, and window and door locks, among others.

MAJOR CUSTOMERS

The Company's top ten customers represented approximately 19% of the total net sales in 1998. No single customer accounted for over 10% of those sales.

TRADEMARKS/PATENTS

The Company began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the Consumer Market in the continental United States, and a non-exclusive license for sales to the Consumer Market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. The Company exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, the Company acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. There are approximately five years remaining on the license.

The Company acquired a patent and trademark to the Big Jammer(R) door brace, as part of its purchase of the assets of Home Protection Concepts, Inc., in July 1991.

In 1995, the Company developed the trademark Cool-It!(R) decontamination spray. This trademark was disposed of when the Company sold its Law Enforcement division. The Company also developed internally the trademarks:
Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), and Auto Alert(TM). The Company markets products manufactured by other companies under the foregoing trademarks.

The Company also acquired the trademarks Screecher(R), Peppergard(R), Slam(R), and Mace (Mexico)(R). The Company developed the Viper(R) trademark in 1993.

In August 1993, the Company acquired an exclusive worldwide license to the patent for the safety top device used on the Viper(R) brand defense spray. The Company is currently producing a Viper(R) spray line for sales to its foreign franchisees.

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

The Company is in the process of applying for the registration of the Mace(R) trademark in the European Community and South Africa.

In July 1998, in connection with its sale of its Law Enforcement division, the Company transferred its Mace (R) brand trademark and all related trademarks and a patent (No. 5,348,193) to its wholly-owned subsidiary, Mace Trademark Corp. The purchaser of its Law Enforcement division received a 99 year license to use the Mace (R) brand, certain other such trademarks and the patent in the Law Enforcement Market only.

Except as described above, the Company holds no material patents or patent licenses, although it endeavors to maintain the confidentiality, as trade secrets, of certain formulations and processes.

An essential part of the Company's business strategy has been to capitalize on, promote aggressively, and enhance the public's awareness and confidence in the Mace(R) trademark. The Company relies on the trademark laws to protect its proprietary rights to the Mace(R) trademark. The Company uses a newspaper clipping service to identify significant unauthorized uses of the Mace(R) trademark and provides notice to such users of the Company's willingness to take legal action for continued unauthorized use. Mace Security notifies all persons that Mace Security knows are using the Mace(R) trademark improperly or without authority of Mace Security's willingness to take legal action for continued unauthorized use. The Company also engages in trademark advertising in several literary publications and on the internet. All of the Company's distributors are authorized to use the Mace(R) trademark for advertising. The Company is not aware of any competitors repeatedly misusing the Mace(R) trademark in any material manner. There can be no assurance, however, that the efforts taken by the Company to protect its proprietary rights are or will be adequate to prevent misappropriation or that the frequent use of the Mace(R) trademark by the public as an encompassing description of defense sprays will not jeopardize its proprietary status.

The Company hopes that the license to the purchaser of its Law Enforcement division to use the Mace(R) trademark and other related trademarks on products sold to the Law Enforcement Market will continue the high profile and market recognition, and enhance the value, of the Mace(R) brand name.

REGULATORY MATTERS

The distribution, sale, ownership and use of Consumer defense sprays are legal in all 50 states and the District of Columbia. However, in most state sales to minors are prohibited and in several states (MA, MI, NE, NY, WI) sales of defense sprays are highly regulated.

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

The Company generated hazardous waste as a by-product of manufacturing certain products of its Law Enforcement division. The Company believes that it is in compliance with all state and local statutes governing the disposal of such hazardous material through its contract with a licensed hazardous material disposal company. By October of 1998, the Company had disposed of substantially all the hazardous waste which was created while it owned and operated the Law Enforcement division. The cost of the disposal of the hazardous waste was booked as a charge against the shutdown reserve created when the Company sold its Law Enforcement division in July of 1998. The Company believes it is in compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

Research and development expenses were approximately $58,000 in 1998 and $81,000 in 1997. The Company has an on-site laboratory. Research and development is used by the Company to maintain its reputation in the defense spray industry. The Company is continually reviewing ideas and potential licensing arrangements to expand its product lines. Particularly, the Company spent a significant portion of its research and development budget in the creation of MaceCash(TM) and other MACB products.

EMPLOYEES

As of April 2, 1999, the Company employed 50 individuals of whom 6 were part time. The Company's employees are not subject to a collective bargaining agreement. After completion of its obligations under the Department of Defense contract, the Company anticipates reducing its number of employees appropriately.

ITEM 2. PROPERTIES

The Company leases its headquarters in Bennington, Vermont. Substantially all of the Company's operations, including administration and sales, and all of its production facilities are located at the Bennington facility. The facility consists of approximately 220,000 square feet; 60,000 square feet is referred to as the South Wing of the Holden-Leonard Mill (the "South Wing") and is leased from one landlord while the remaining 160,000 square feet is leased from another owner (made up of the "Center Wing" and "North Wing").
The Company acquired from G&G Realty, Inc. , a company that was formerly co-owned by Jon E. Goodrich, the President and CEO of the Company, a purchase option with respect to the South Wing and has entered into a real estate purchase agreement with the Vermont Economic Development Authority for the Center and North Wings. The term of the South Wing lease expires on January 31, 2000, and requires monthly payments of $6,161, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The purchase option may be exercised for $600,000 at the end of the lease term. The purchase agreement with respect to the Center and North Wings contemplates that the Company will purchase the property for $1,000,000 after certain contingencies are satisfied, including specific environmental contingencies to be met by the seller. If these contingencies are not satisfactorily met or waived, the Company has a right to lease the Center and North Wings. The lease requires monthly payments of $4,000 together with all utilities, assessments, taxes and maintenance. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 10 to "Notes to Financial Statements").

The Company subleases a portion of the South, Center and North Wings of the Holden-Leonard Mill. One of the sublease agreements is with a tenant owned partially by Jon Goodrich, the Company's President and CEO. Total sublease rental income was $110,406 and $93,231 in 1998 and 1997, respectively. The Company does not have any current plan to invest in other real estate, however, the Company may invest in various parcels of real estate from time to time without stockholder approval. The Company believes that all of its properties are adequately covered by insurance and believes its properties are suitable and adequate for its current and near term needs.

ITEM 3. LEGAL PROCEEDINGS

The following discloses all pending litigation against the Company, other than routine litigation, involving claims for damages in excess of $724,000, which constitutes approximately ten (10%) percent of the Company's current assets at December 31, 1998, and also discloses the disposition of claims previously disclosed.

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

As disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, on April 19, 1995 a suit was filed by Elaine Thomlinson, et al., in Ontario Court (General Division), Ontario, Canada, claiming unspecified damages to multiple school children for personal injuries, pain and suffering, emotional trauma and financial loss and expense in consequence of their exposure to noxious and hazardous substances while participating in a simulated emergency exercise conducted at a local school by municipal authorities. This case has been dismissed without the payment of any damages on the part of the Company or its insurance company.

On July 27, 1998, the Company was added as a defendant in a suit filed in the state of West Virginia by Susan H. Jackman, et. al. The litigation concerns an attack on Mrs. Jackman by two dogs and the alleged failure of a "Muzzle(R)" product distributed by the Company to repel the dogs. The suit claims product liability and negligence and seeks one million dollars in damages. The
Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

QUARTER ENDED                        HIGH                       LOW
March 31, 1997                       1 3/4                      1 1/8
June 30, 1997                        1 3/8                        7/8
September 30, 1997                   1 5/16                      25/32
December 31, 1997                    1 1/4                        7/8
March 31, 1998                       1 9/16                       7/8
June 30, 1998                        1 11/16                    1 1/4
September 30, 1998                   1 1/2                      1 1/8
December 31, 1998                    1 13/16                    1 3/16
March 31, 1999                       6                          1 9/16

The past performance of the Company's securities is not necessarily indicative of future performance. As of April 2, 1999, there were approximately 224 holders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock since its initial public offering. The Company's current bank financing imposes certain restrictions on the Company's ability to pay dividends. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, bank restrictions, capital requirements and the results of operations and financial condition of the Company. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, marketing success, product development, production, manufacturing costs, competitive conditions, the change in economic conditions of the various markets the Company serves as well as changes in potential transactions that have not been fully negotiated and evidenced by executed agreements. Actual future results may differ materially from those suggested in the following statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

Net Consumer sales decreased by $253,133 or 9.5% in 1998 compared to 1997. The major component contributing to this decrease is a $395,603 decline in Consumer defense spray sales offset in part by increased sales of $89,961 of MACB products and $55,000 in franchise fees. Substantially all categories of the consumer defense spray market realized a sales decrease in 1998 as compared to 1997, which coincides with the continuing trend exhibited by the declining defense spray market. Gross profit as a percent of sales increased to 48.8% as compared to 38.1% in 1997. The margins realized in 1997 were adversely affected by book to physical adjustments and additions to inventory reserves for slow moving and obsolete items. Had these adjustments not been made, the margins in 1997 would have been 48.1%, indicating a slight increase in margins for 1998 over 1997 on a comparative basis.

General, administrative and selling expenses overall increased 15.3% in 1998 compared to 1997. As a percentage of net sales, these expenses increased to
71.5 % in 1998 from 56.1% in 1997.

General and administrative expenses increased by $348,277 or 41.3 % in 1998 compared to 1997. As a percent of net sales, these expenses increased to 49.6% in 1998 from 31.7% in 1997. The increase was primarily attributable to Mace Security Centers, Inc., the franchise subsidiary of the Company, which incurred $209,615 of general and administrative expenses in 1998. Mace Security Centers, Inc. was not operating in 1997. In addition, the Consumer division is absorbing all the general and administrative expenses of the Company which previously were allocated in part to other divisions which have now been discontinued. Selling expenses decreased by $119,687 or 18.5% in 1998 compared to 1997. As a percentage of net sales, these expenses decreased to 21.9% in 1998 from 24.3% in 1997.

Operating loss as a percentage of net sales increased to 22.7% in 1998 from 18% in 1997. Other income/expense(net) was income of $263,147 in 1998 compared to income of $8,448 in 1997. These net amounts are comprised of interest income and rents from sublets on the Company's leased facility and interest expense on the Company's term loan with First National Bank of New England. (See "Liquidity and Capital Resources").

For discussion of discontinued operations see "Liquidity and Capital Resources - Sale of Law Enforcement division" and "Liquidity and Capital Resources - Sale of Subsidiaries" below.

Following the sale of the Law Enforcement division, and in light of the continuing decline in sales of Consumer products, the Company is considering all opportunities to maximize shareholder value, including but not limited to, potential acquisitions or dispositions, strategic alliances, stock issuances and/or restructuring management. Such "acquisitions" may include companies or assets not consistent with the Company's historical business and/or may include a reverse merger pursuant to which the Company's current Board of Directors and current management may be replaced. In the event of a change of control of the Company, there can be no assurance that the Company's business of selling personal protection products will continue. (See "Executive Compensation - Change in Control" and "Subsequent Events - Proposed Change in Control, Private Placement and Merger with American Wash Services, Inc.")

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company refinanced its long-term debt through the First National Bank of New England ("FNB"). Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the Company's long-term debt through Key Bank of New York. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. The Company paid off the loan to FNB simultaneously with the closing of the sale of its Law Enforcement division in July of 1998.

Prior to consummating the loan with FNB, promissory notes to TransTechnology Corporation relating to the acquisition of the assets of Federal Laboratories (the key assets of the Company's Law Enforcement division), were paid in full with cash from operations.

At December 31, 1998, the Company's open orders totalled $41,197 compared to $1,099,455 for the prior year-end. Open orders are orders that have not yet been manufactured but are scheduled for production and delivery. Inventory decreased $163,995 in 1998. For the year ended December 31, 1998, capital expenditures were $122,568 compared to $238,726 in 1997.

Additionally, the Company is a party to a real estate purchase agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the Center and North Wings of its headquarters, after the satisfaction or waiver of certain contingencies by VEDA. The purchase price is $1,000,000, payable by delivery of $150,000 in cash and a promissory note to VEDA for $850,000 at 4% interest per annum, based on a 20 year amortization schedule with a balloon payment of $100,000 due at the end of ten years. (See "Properties"). The Company previously deposited $75,000 of the total cash portion into an escrow account as required by the agreement. The Company has elected not to purchase the building at this time and is leasing the premises for $4000 per month, together with taxes, insurance and utilities.

At December 31, 1998 the Company had $4,183,222 in cash and cash equivalents. These funds are expected to be used by the Company for operations and for the purposes deemed to be appropriate by the Company's Board of Directors. (See "Executive Compensation - Change in Control" and "Subsequent Events - Proposed Change in Control, Private Placement and Merger with American Wash Services, Inc.")

Sale of Law Enforcement division.

On July 14, 1998, the Company sold substantially all of the assets of its Law Enforcement division. The purchase price was $4,985,651, paid in cash. In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement Market only and received a one-time license fee of $650,000. The Company retained the cash and accounts receivables from the Law Enforcement division at closing.

The Company applied $1,725,202 of the purchase price received to pay off the amount due to FNB under its term loans.

A portion of the purchase price ($600,000) was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. On January 20, 1999, $480,000 of the escrow was returned to the Company. The remainder will be released on or about July 14, 1999 so long as no claim is brought against the Company for which the purchaser is entitled to set off against the escrow funds.

Sale of Subsidiaries

In the three months ended September 30, 1998, the Company disposed of two wholly-owned subsidiaries, MSP, Inc. (a Colorado distributor) and MSP Retail, Inc. (Colorado retail stores). The contracts between the Company and the former owners of the distributorship and retail stores allowed the Company to put back the shares of MSP, Inc. and MSP Retail, Inc. to the former owners if certain pre-tax earnings targets were not met within one year following the Company's acquisition. In both cases, the aforementioned subsidiaries failed to make their pre-tax earnings targets.

The Company put back the shares of MSP, Inc. to the former owner in exchange for 80,000 shares of the Company that were tendered as consideration in the acquisition of MSP, Inc.

In a modified version of the put with respect to MSP Retail, Inc., the Company transferred the net assets of MSP Retail, Inc. to a corporation owned by the former owner in exchange for 176,666 shares of the Company that were tendered as consideration in the acquisition of MSP Retail, Inc.

Further, both contracts called for repayment of working capital loaned by the Company to MSP, Inc. and MSP Retail, Inc. The repayment amount as defined by the contracts is the money loaned by the Company reduced by operating losses incurred by the respective subsidiary during the twelve-month period each was owned by the Company. The reduction of amounts owed was necessary to fulfill another contract provision which required the Company to be responsible for losses incurred by the subsidiaries during Company ownership. As a result of the disposition of these subsidiaries, the Company incurred a loss of $67,013 with respect to MSP, Inc. and $47,317 with respect to MSP Retail, Inc.

Proposed Sale of the Assets of MACB

The Company has entered into a letter of intent for the sale of substantially all the assets of its MACB division for approximately $1,100,000. Only certain liabilities of the division will be assumed by the purchaser. The Company will retain the cash and accounts receivable from this division. There are no definitive agreements executed and the terms of the letter of intent are not binding with respect to this proposed transaction. Additionally, the purchaser's obligation to acquire the MACB division is conditioned on its obtaining financing sufficient to effect this transaction.

The proposal calls for a downpayment with the remainder of the purchase price paid pursuant to a nonnegotiable promissory note, payable annually over three years, with interest at a floating rate per annum equal to the prime rate quoted by the Wall Street Journal and payable on the first and second anniversaries of the closing.

The Company also expects to enter into agreements to receive a 1% royalty on products sold using the brand names Mace Cash(TM), Mace Anti Crime(TM) and Mace Anti Crime Bureau(R) and contingent consideration in the form of a 5% royalty on certain sales made by the purchaser within three years following the closing date.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements filed as a part of this report:

Report of Independent Accountants                               F-2
Consolidated Balance Sheets at December 31, 1998 and 1997       F-3
Consolidated Statements of Operations
        for the Years Ended December 31, 1998 and 1997          F-4
Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998 and 1997          F-5
Consolidated Statements of Cash Flows
        for the Years Ended December 31, 1998 and 1997          F-6
Notes to Consolidated Financial Statements                      F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 13, 1997, at the direction of its Board of Directors, the Company advised Coopers & Lybrand, LLP ("Coopers") that due to cost containment efforts, its engagement of Coopers as its independent public accountants was terminated, subject to ratification by the Company's shareholders. The Company's Board of Directors engaged Urbach Kahn & Werlin PC as its new independent public accountants. The Company's decision to dismiss Coopers was based solely on cost considerations. There were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure or otherwise. None of the Company's financial statements contained an adverse opinion or disclaimer of opinion.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are directors and officers of the Company as of April 2, 1999.

Name                             Age             Title

Marvin P. Brown ..............   69    Chairman of the Board

Jon E. Goodrich...............   53    CEO, President and Director
Neil J. Campolungo............   56              Director
Mark A. Capone................   50    CFO, Treasurer, Vice President
Lewis Cohen...................   51              of Finance Director
Eric Crawford.................   28    Vice President of Operations
Howard S. Edelman.............   62    Director, Vice President of Franchising
R. David Garwood..............   56              Director
Eduardo Nieves, Jr............   25    Corporate Secretary
Linda Sandquist...............   48    Assistant Corporate Secretary,
                                                 Assistant Treasurer

Marvin P. Brown was elected President, Chief Executive Officer, and director of the Company in January 1997. On March 14, 1997, Mr. Brown resigned as President and CEO and assumed the position of Chairman of the Board. Since 1993 he has been associated with Wolff Investment Company, Inc., a brokerage firm and member of the National Association of Securities Dealers, Inc., as Director of Corporate Finance and Senior Vice President. From 1988 through 1992 he had been a senior vice president of Tucker Anthony, a member of the New York Stock Exchange. Prior to that period, he had held senior officer positions with various members of the New York Stock Exchange. He also has served as president of Zenith Laboratories, Inc., formerly a leading independent manufacturer of generic pharmaceuticals, from 1968 to 1969. Wolff Investment Group, Inc. has served as a financial consultant to the Company on several occasions from 1993 to 1996. (See "Certain Relationships and Related Transactions").

Jon E. Goodrich served as Chairman of the Board of Directors of the Company from its inception in 1987 until June 1995. He served as President of the Company from its inception until January 15, 1996 when he tendered his resignation as President and CEO and was renamed Chairman of the Board. On March 14, 1997, he was reappointed as President and CEO and resigned as Chairman of the Board. He was also a vice president of Gould & Goodrich Leather, Inc., a manufacturer of holsters, belts and related products and president of G&G Realty, Inc., a real estate management corporation until January of 1997 when he resigned from his positions and terminated his interest in both companies. (See and "Employment/Consulting Contracts and Termination of Employment and Change-in-Control Arrangements").

Mark A. Capone, a CPA, was employed by the Company on September 2, 1997 as the Company's Chief Financial Officer, and holds the titles of Vice President of Finance and Treasurer of the Company. Prior to joining the Company, Mr. Capone operated his own accounting firm providing business consulting and tax preparation services. He has over 25 years experience in the accounting profession which includes holding a Senior Financial position with International Paper Company. Mr. Capone is responsible for all of the Company's accounting and treasury functions, as well as corporate development. (See "Certain Relationships and Related Transactions").

Lewis C. Cohen has been a director of the Company since August 7, 1997. Mr. Cohen is the President and sole shareholder of Apahouser Access Systems, Inc. since 1976. Apahouser Access Systems, Inc. supplies and services security hardware and electronic systems to industry, institutions and governmental entities throughout New England and in the Middle East. Mr. Cohen also serves as treasurer and is on the boards of trustees of Sterling College in Vermont, the Corporation at Babson College, Wellesley, Massachusetts and the Institute for Community and Religion at Brandeis University.

Neil Campolungo has been a Director of the Company since May 10, 1997. Since 1991, Mr. Campolungo has been the CEO and sole shareholder of NJC Associates, a consulting/marketing firm for public and private sector companies. Prior to that, he was Division President of Prentice Hall Legal and Financial Services, a division of Paramount Communications, a Fortune 100 company. Mr. Campolungo serves on numerous boards of directors.

Eric Crawford became Vice President of Operations on August 7, 1998. He has been employed by the Company since 1994 and has, during that time, held a variety of positions including Assistant Plant Manager and Director of Law Enforcement Sales. Prior to joining the Company, Mr. Crawford obtained a Bachelor of Science degree from Castleton State College.

Howard S. Edelman became a director on September 26, 1997. Mr. Edelman, a CPA, has been employed by the Company since July 1, 1997 in connection with the acquisition by the Company of MSP, Inc. (formerly known as Global International Security Products), an importer and distributor of unique pepper sprays and related personal protection products primarily to civilian overseas markets, entrepreneurs, small retail stores and mail order catalog firms. Since September 26, 1997, Mr. Edelman has been serving as Vice President of Franchising, and in that capacity is responsible to develop and manage the Company's franchise program. Mr. Edelman was the president, a director and major stockholder of Global International Security Products from 1990 until its acquisition by the Company (See "Certain Relationships and Related Transactions").

R. David Garwood was appointed as a director of the Company on February 27, 1998 to fill a vacancy created when the Board of Directors increased the size of the Board. Mr. Garwood is, and has been since 1974, the president and founder of R. D. Garwood, Inc., a management firm based in Atlanta, Georgia that assists manufacturing and marketing firms. Mr. Garwood's clients include Coca-Cola, Eastman Kodak, Allied Signal, Georgia Pacific, M&M, Monsanto and others.

Eduardo Nieves, Jr. was appointed to the position of corporate secretary on August 7, 1998. He has been employed by the Company since March 1997 and has been responsible for corporate communications and investor relations since such time. Prior to that time, he was a student at Southern Vermont College where he obtained a degree in communications.

Linda Sandquist became the Assistant Secretary and Assistant Treasurer of the Company on September 18, 1998. Her employment began in November of 1997 as the manager of cost accounting. Prior to that time she worked for 11 years at Flomatic Corporation in various accounting positions.

BOARD OF DIRECTORS

The number of directors on the Board is currently fixed at six. Each director serves for a term of one year or until a successor is elected and qualified. Officers are appointed by, and serve at the discretion of, the Board of Directors. Virginia de Ganahl Russell, who was a director until the 1998 Annual Shareholder meeting, missed two of the five Board meetings held in 1998. No other directors missed any Board Meetings held during 1998. The Chairman receives a fee of $750 and each director, who is not also an employee of the Company, receives $500 per meeting plus out of pocket travel, meals and lodging expenses for attendance at each board meeting. All directors, other than Messrs, Brown, Goodrich and Edelman have been granted options to purchase 20,000 shares of Common Stock in connection with their roles as directors. Mr. Brown and Mr. Edelman have each been granted options to purchase 10,000 shares of Common Stock in connection with his role as director.

The Board of Directors has the following standing Committees, among others: the Audit Committee, the Compensation Committee, the Planning Committee and the Nominating Committee. The Audit Committee consists of Messrs. Campolungo, Garwood, and Cohen. The Audit Committee recommends matters involving the engagement and discharge of independent auditors, reviews the plans for and results of the Company's procedures for internal auditing, and reviews the continuing status of the Company's system of internal accounting controls. The Compensation Committee consists of Messrs. Cohen, Brown and Campolungo and makes recommendations regarding management compensation and administers the Company's Non-qualified Stock Option Plan. The Planning Committee consists of Messrs. Garwood, Goodrich, Cohen and Brown and is responsible for recommending long-term strategies to the Board. The Nominating Committee recommends persons to serve as directors of the Company and consists of Messrs. Brown and Goodrich.

Mr. Brown and the Company have a verbal agreement pursuant to which Mr. Brown provides executive services to the Company on an as needed basis and receives a salary of $500 per day and reimbursement of business expenses.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year ended December 31, 1998, no person (other than Messrs. Garwood, Mr. Nieves and Crawford) known to be a director, officer or the beneficial owner of more than 10% of the Company's outstanding Common Stock, failed to file on a timely basis, reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year. All reports not timely filed by Messrs. Crawford, Garwood and Nieves have since been filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to all persons who served as its Chief Executive Officer at any time during the most recent fiscal year. No other executive officers received annual compensation (consisting solely of base salary and bonus, if any) in excess of $100,000 for the year ended December 31, 1998:

                          Summary Compensation Table

Name and               Year Ended       Annual                  Other
Principal Position     December 31      Salary      Bonus       Compensation

Jon E. Goodrich(1)     1998             $123,714    --          --
President and Chief    1997             $125,214    --          --
Executive Officer      1996             $124,023    $25,000     --

Mr. Goodrich served as President and CEO until January 15, 1996, and, for the remainder of 1996, served as an advisor to the Board of Directors. He was reappointed as President and CEO on March 14, 1997.

Options/Warrants

In September 1993, the Board of Directors of the Company adopted the Mace Security International, Inc. Non-qualified Stock Option Plan (the "Plan"), which was approved by the stockholders of the Company. The Plan provides for the issuance of up to 630,000 shares of Common Stock upon exercise of the options. The options are considered non-qualified stock options and are not transferable by the recipient. The Plan is administered by the Compensation Committee of the Board of Directors, which may grant options to employees, former employees, directors and distributors for, and consultants to, the Company. The term of each option may not exceed fifteen years from the date of grant. Immediately exercisable options to purchase approximately 501,000 shares of Common Stock were outstanding to employees, former employees, consultants, and former directors as of December 31, 1998 under the Plan and options to purchase 428,000 shares are outstanding as of April 2, 1999. As of April 2,1999, options to purchase 78,000 shares have been exercised.

Jon E. Goodrich, The Company's President and CEO, is the only officer who receives compensation in excesss of $100,000 annually. Mr. Goodrich has never been granted options by the Company. Consequently, tables disclosing information with respect to options granted to in 1998 to the named current and former executive officers of the Company and information with respect to the year-end value of options held by the named current and former executive officers of the Company have been excluded.

In connection with the acquisition of the trademarks and assets of KinderGard Corporation, the Company granted to the stockholders of KinderGard Corporation warrants to purchase 60,000 shares of the Company's Common Stock at a per share exercise price equal to $4.25 exercisable until August 2004.

Employment/Consulting Contracts and Termination of Employment and
Change-in-Control Arrangements

Jon E. Goodrich is employed by the Company under an employment agreement that expires September 1, 1999. Mr. Goodrich is entitled to an annual salary of $125,000. The agreement prohibits Mr. Goodrich from accepting employment with any other entity and further prohibits him from competing with the Company for a two year period following his voluntary termination of employment with the Company or termination of his employment by the Company for cause, as defined in the agreement. Should Mr. Goodrich's employment be terminated without cause, he would be entitled to all payments for the term of the agreement.

Change In Control

The Company has entered into an agreement with Louis D. Paolino, Jr. to become its Chairman and Chief Executive Officer. He will bring with him an entirely new management team. Mr. Paolino, a graduate of Drexel University with a B.S. in Civil Engineering, was formerly the Chairman, President and CEO of Eastern Environmental Services, Inc., a solid waste management services company from June 1996 through December 1999. When Mr. Paolino joined Eastern in June 1996, Eastern's sales for that fiscal year totaled $7.6 million with a market value of less than $10 million and with a stock price of $1.50. Eastern was recently acquired by Waste Management, Inc. wherein Eastern shareholders received $32 of value per share of Eastern. Before that time, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil and which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. THE SUCCESS OF EASTERN ENVIRONMENTAL HAS NO BEARING ON, AND SHOULD NOT BE CONSIDERED AN INDICATION OF, THE POTENTIAL FUTURE RESULTS OF OPERATIONS FOR THE COMPANY.

As a condition to his agreement to serve as CEO, the Company's current Board of Directors, other than Mr. Goodrich, will resign and be replaced by a new Board selected by Mr. Paolino.

Also, Mr. Paolino has agreed to purchase 3,735,000 shares of the Company's Common Stock. A portion of such shares are expected to be purchased by members of Mr. Paolino's management team, by assignment of Mr. Paolino's right to purchase such shares.

As a condition to Mr. Paolino's agreement to purchase the shares, the Company has entered into employment agreements with certain members of the new management team selected by Mr. Paolino. Pursuant to the employment agreements, each new member of the management was granted options to purchase shares of the Company's Common Stock. The employment agreements specify that the new management will be entitled to only nominal compensation until the sale of the 3,735,000 shares is consummated. In the event the sale of the Paolino Shares does not occur, the employment agreements terminate and the options will automatically be cancelled.

As an additional condition to Mr. Paolino's agreement to purchase the shares, substantially simultaneously with such sale, the Company will sell in a private placement 1,850,000 shares of the Company's Common Stock. The shares will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The sales of the above-referenced 5,585,000 shares will result in a total capital investment by Mr. Paolino, members of Mr. Paolino's management team and others of approximately $8.83 million.

Following the stock sales, Mr. Paolino will become the Company's largest shareholder and Jon E. Goodrich will become Vice President of the existing business, Mace(R) Consumer sales, which is expected to continue to operate in Bennington, Vermont.

As a condition to the referenced stock purchases, the Company will substantially simultaneously with the stock sales acquire by merger American Wash Services, Inc., a company headed by Mr. Paolino. The purchase price for American Wash will be cash of $4,687,500, 628,362 shares of the Company's Common Stock and the issuance to Mr. Paolino and his designee of assignable warrants to purchase a total of 1,825,000 shares of the Company's Common Stock.. The total consideration to be paid to the Company upon the exercise of all such warrants is approximately $2,791,000. The warrants will not be exercisable until the expiration of 120 days following the closing and will have terms of 64 months. The shares issued in the merger and issuable under the warrants will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The Company's obligation to complete the transactions is conditioned on, among other things, approval by the Company's Board of Directors and shareholders, continued listing on the NASDAQ National Market System, a due diligence investigation and receipt of a fairness opinion covering the merger and the sale of shares.

The Company believes the addition of a new car wash division will produce an exciting new profit center and at the same time serve as an additional retail distribution location for the Company's "impulse" personal protection products.

It is anticipated that the transactions will be approved by the Company's shareholders by written consent. The transactions are expected to close twenty days following the distribution of an Information Statement regarding the transactions and related matters. (See "Business- The Company's Long Term Goal " and "Executive Compensation-Change in Control").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 2, 1999, certain information with respect to beneficial ownership of the Common Stock of the Company (the only outstanding security) by each director, each executive officer and all directors and executive officers as a group and by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock. The address for all executive officers and directors is 160 Benmont Avenue, Bennington, Vermont. The information regarding shareholders that are the beneficial owners of 5% or more of the currently outstanding stock is based on information from the Company's transfer agent and filings made by the beneficial owners with the Securities and Exchange Commission. The Company bears no responsibility for the accuracy of the information contained in, or the timeliness of, such filings.

Name  and Address                   Amount and Nature of
of Beneficial Owner                 Beneficial Ownership          Percent(1)

Jon E. Goodrich(2) (3)              2,239,246                     31.1%
Marvin P. Brown(4)(6)                 380,388                     5.21
Neil J. Campolungo(5)(6)               30,000                        *
Lewis C. Cohen(5)(6)(7)                63,500                        *
Howard Edelman(6)                      67,700
R. David Garwood(5)(6)(8)              57,500                        *

All executive officers
  and directors as a group
(10 persons)                        2,891,834(6)                    39%

Ronald I. Heller(10)                  681,375                     9.46%
M. H. Meyerson & Co., Inc.
525 Washington Blvd.,
34th Floor
Jersey City, NJ 07310

David S. Nagleberg(11)                681,375                     9.46%
M.H. Meyerson & Co., Inc.
525 Washington Blvd.,
34th Floor Jersey City,
NJ 07310

*Indicates beneficial ownership of less than 1%

 (1) Calculation based on 7,203,000 outstanding shares plus shares issuable to the named person under options/warrantsexercisable within 60 days.
 (2) Excludes shares held by the named persons' spouses. The named directors do not have shared voting or dispositive power with respect to such shares.
 (3) Includes 350,000 shares that are the subject of options granted by Mr. Goodrich to several individuals in private transactions.
 (4) Includes immediately exercisable options to purchase 300,000 shares of Common Stock, 100,000 of which were granted by the Company in consideration of his agreement to join the Company, and 200,000 of which were granted by individuals in private transactions.
 (5) Includes immediately exercisable options to purchase 10,000 shares of Common Stock granted in recognition for serving as a director.
 (6) Includes options to purchase 10,000 shares of Common Stock exercisable in the event of a change in a majority of the Board as constituted on May 1, 1998.
 (7) Includes 37,500 shares owned by a 501(c)(2) organization, of which Mr. Cohen is Trustee, from which he will derive no personal benefit.
 (8) Includes immediately exercisable options to purchase 12,500 shares of Common Stock which were granted by an individual in a private transaction.
 (9) The total number of shares deemed outstanding for the purpose of this calculation is 7,405,500, which includes shares issuable to any of the persons listed above under options exercisable within 60 days, exclusive of shares underlying options granted by individuals on shares already outstanding (to avoid duplication).
(10) Includes 445,375 shares of Common Stock in the Ronald I. Heller Individual Retirement Account and 236,000 shares of Common Stock directly owned by his wife.
(11) Includes 681,375 shares held by a trust for which the named person and his spouse are the trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Brown, who serves as Chairman of the Board, and the Company have a verbal agreement pursuant to which Mr. Brown provides executive services to the Company on an as needed basis and receives a salary of $500 per day and reimbursement of business expenses.

The Company has entered into an employment agreement with Mark A. Capone pursuant to which Mr. Capone serves as the chief financial officer of the Company and receives an annual salary of $80,000 plus benefits paid to all employees generally.

The employment agreement between the Company and Mr. Edelman, a Vice President of the Company and a director since September 26, 1997, has expired pursuant to its terms. Mr. Edelman remains an employee of the Company on an "at-will" basis at an annual salary of $40,000. Mr. Edelman is responsible to develop and manage the Company's franchise program.

In January 1997, the Company retained the law firm of Donovan & O'Connor, LLP, a firm at which Mr. Goodrich's brother is a principal, to render legal services in litigation matters and general corporate matters. The Company paid $31,017 and $54,354 to such firm in the fiscal years ended December 31, 1998 and 1997, respectively. The Company believes that all transactions with related individuals and entities were on terms at least as favorable to the Company as those that would have been reached with unrelated third parties.

SUBSEQUENT EVENTS

Proposed Sale of Assets of MACB

The Company has entered into a letter of intent for the sale of substantially all the assets of its MACB division for approximately $1,100,000. Only certain liabilities of the division will be assumed by the purchaser. The Company will retain the cash and accounts receivable from this division. There are no definitive agreements executed and the terms of the letter of intent are not binding with respect to this proposed transaction. Additionally, the purchaser's obligation to acquire the MACB division is conditional on its obtaining financing sufficient to effect this transaction.

The proposal calls for a downpayment with the remainder of the purchase price paid pursuant to a nonnegotiable promissory note, payable annually over three years, with interest at a floating rate per annum equal to the prime rate quoted by the Wall Street Journal and payable on the first and second anniversaries of the closing.

The Company also expects to enter into agreements to receive a 1% royalty on products sold using the brand names Mace Cash(TM), Mace Anti Crime(TM) and Mace Anti Crime Bureau(R) and contingent consideration in the form of a 5% royalty on certain sales made by the purchaser within three years following the closing date.

Proposed Change in Control, Private Placement and Merger with American Wash Services, Inc.

The Company has entered into an agreement with Louis D. Paolino, Jr. to become its Chairman and Chief Executive Officer. He will bring with him an entirely new management team. Mr. Paolino, a graduate of Drexel University with a B.S. in Civil Engineering, was formerly the Chairman, President and CEO of Eastern Environmental Services, Inc., a solid waste management services company from June 1996 through December 1999. When Mr. Paolino joined Eastern in June 1996, Eastern's sales for that fiscal year totaled $7.6 million with a market value of less than $10 million and with a stock price of $1.50. Eastern was recently acquired by Waste Management, Inc. wherein Eastern shareholders received $32 of value per share of Eastern. Before that time, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil and which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. THE SUCCESS OF EASTERN ENVIRONMENTAL HAS NO BEARING ON, AND SHOULD NOT BE CONSIDERED AN INDICATION OF, THE POTENTIAL FUTURE RESULTS OF OPERATIONS FOR THE COMPANY.

As a condition to his agreement to serve as CEO, the Company's current Board of Directors, other than Mr. Goodrich, will resign and be replaced by a new Board selected by Mr. Paolino.

Also, Mr. Paolino has agreed to purchase 3,735,000 shares of the Company's Common Stock. A portion of such shares are expected to be purchased by members of Mr. Paolino's management team, by assignment of Mr. Paolino's right to purchase such shares.

As a condition to Mr. Paolino's agreement to purchase the shares, the Company has entered into employment agreements with certain members of the new management team selected by Mr. Paolino. Pursuant to the employment agreements, each new member of the management was granted options to purchase shares of the Company's Common Stock. The employment agreements specify that the new management will be entitled to only nominal compensation until the sale of the 3,735,000 shares is consummated. In the event the sale of the Paolino Shares does not occur, the employment agreements terminate and the options will automatically be cancelled.

As an additional condition to Mr. Paolino's agreement to purchase the shares, substantially simultaneously with such sale, the Company will sell in a private placement 1,850,000 shares of the Company's Common Stock. The shares will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The sales of the above-referenced 5,585,000 shares will result in a total capital investment by Mr. Paolino, members of Mr. Paolino's management team and others of approximately $8.83 million.

Following the stock sales, Mr. Paolino will become the Company's largest shareholder and Jon E. Goodrich will become Vice President of the existing business, Mace(R) Consumer sales, which is expected to continue to operate in Bennington, Vermont.

As a condition to the referenced stock purchases, the Company will substantially simultaneously with the stock sales acquire by merger American Wash Services, Inc., a company headed by Mr. Paolino. The purchase price for American Wash will be cash of $4,687,500, 628,362 shares of the Company's Common Stock and the issuance to Mr. Paolino and his designee of assignable warrants to purchase a total of 1,825,000 shares of the Company's Common Stock.. The total consideration to be paid to the Company upon the exercise of all such warrants is approximately $2,791,000. The warrants will not be exercisable until the expiration of 120 days following the closing and will have terms of 64 months. The shares issued in the merger and issuable under the warrants will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The Company's obligation to complete the transactions is conditioned on, among other things, approval by the Company's Board of Directors and shareholders, continued listing on the NASDAQ National Market System, a due diligence investigation and receipt of a fairness opinion covering the merger and the sale of shares.

The Company believes the addition of a new car wash division will produce an exciting new profit center and at the same time serve as an additional retail distribution location for the Company's "impulse" personal protection products.

It is anticipated that the transactions will be approved by the Company's shareholders by written consent. The transactions are expected to close twenty days following the distribution of an Information Statement regarding the transactions and related matters. (See "Business- The Company's Long Term Goal " and "Executive Compensation-Change in Control").
                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K -No reports on Form 8-K were filed during the last quarter of 1998.

(b) Exhibits

 3(i)  Articles of Incorporation - Vermont(1)
 3(i)2 Articles of Incorporation - Delaware(1)
 3(i)3 Merger Agreement(1)
 3(i)4 Certificate of Amendment for Name Change(1)
 3(ii) By-Laws(1)
3(ii)2 Amendment No. 1 to By-Laws, effective 11/12/93(1)
3(ii)3 Amendment No. 2 to By-Laws, effective 2/24/96(5)

  9.1 Shareholders Voting Agreement between 321 Investments, Inc., Rajan Shamdasani, Jon E. Goodrich, Robert P. Gould and Robert D. Norman dated March 22, 1996(5)
 10.1 Employment Agreement between the Company and Jon E. Goodrich dated as of September 1, 1993(1) 10.2 Consulting Agreement between the
      Company and Robert P. Gould dated as of September 1, 1993(1)
 10.3 1993 Non-Qualified Stock Option Plan(1)
 10.4 Form of Underwriter Warrants(1)
 10.5 Form of Selected Dealers Agreement(1)
 10.6 Sales Agreement dated May 1, 1992 between the Company and Mosler Inc.(1)
 10.7 Purchase and Sales Agreement dated July 19, 1991 between the Company and Home Protection Concepts, Inc.(1)
 10.8 Purchase and Sales Agreement dated April 1, 1993 between the Company and Personal Protection Consultants, Inc.(1)
 10.9 Purchase Agreement between the Company and Defense Technology Corp. of America dated October 24, 1992(1)
10.10 Amendment to Purchase Agreement of October 24, 1992 between Defense Technology Corporation of America and the Company dated as of August 15, 1993(1)
10.11 Purchase and Sales Agreement between the Company and Personal Security, Inc., dated as of July 1, 1993(1)
10.12 Purchase and Sale Agreement between the Company and Messrs. Diamond and Helmrich, dated August 16, 1993(1)
10.13 Lease Agreement between the Company and G&G Realty, Inc.
10.14 Form of Lock-up Agreement(1)
10.15 Term Loan with Vermont National Bank(1)
10.16 Working Capital Line of Credit with Vermont National Bank for $500,000(1)
10.17 Loan with Vermont National Bank for $400,000(1)
10.18 Guarantees of Messrs. Gould and Goodrich under the loans with Vermont National Bank(1)
10.19 Waiver/amendment of capital expenditure limitation contained in the term loan agreement with Vermont National Bank(1)
10.20 Amended and Restated Employment Agreement between the Company and Jon E. Goodrich(1)
10.21 Aircraft Lease dated as of June 1, 1993 between the Company and G&G Realty, Inc.(1)
10.22 Trademarks(1)
10.23 Amendment No. 1 to Amended and Restated Employment Agreement(1)
10.24 Asset Purchase Agreement between the Company and TransTechnology Corporation dated March 1, 1994(2)
10.25 Agreement for Sale between KinderGard Corporation and Mace Security International, Inc.(3)
10.26 Consulting Agreement between Sheldon Hibbard and Mace Security International, Inc.(3)
10.27 Consulting agreement between P.D.M. Corporation and Mace Security International, Inc.(3)
10.28 Warrants in connection with the acquisition of the assets of the KinderGard Corporation(3)
10.29 Purchase and Sale Agreement between Robert Mainhardt and Mace Security International, Inc.(3)
10.30 Consulting and Sales Representative Agreement between Robert Mainhardt and Mace Security International, Inc.(3)
10.31 License Agreement between Robert Mainhardt and Mace Security International, Inc.(3)
10.32 Assignment and Assumption Agreement between G&G Realty, Inc. and Mace Security International, Inc.(3)
10.33 Lease Agreement and Option to Purchase between G&G Realty, Inc. and
      James Comi and Rhoda Comi(3)
10.34 Real Estate Purchase Agreement between Vermont Economic Development Authority and Mace Security International, Inc.(3)
10.35 Consulting Agreement effective April 1, 1994 between Robert R. Rosberg and Mace Security International, Inc.(4)
10.36 Supplemental Agreement effective January 1, 1995 between Robert R. Rosberg and Mace Security International, Inc.(4)
10.37 Aircraft Lease effective June 1, 1994 between G&G Realty, Inc. and Mace Security International, Inc.(4)
10.38 Aircraft Lease Termination Agreement effective March 31, 1995 between
      G&G Realty, Inc. and Mace Security International, Inc.(4)

10.39 Line of Credit Note for $1,500,000 with Vermont National Bank(5)
10.40 Term Note for $1,500,000 with Vermont National Bank(5)
10.41 Security Agreement with Vermont National Bank(5)
10.42 Advisory Employment Agreement between Mace Security International, Inc. and Jon E. Goodrich, dated as of January 17, 1996(6)
10.43 Employment Agreement between Mace Security International, Inc. and
      Robert D. Norman, dated as of January 16, 1996(6)
10.44 Letter of Intent between Mace Security International, Inc. and Gould & Goodrich Leather, Inc., dated March 22, 1996(6)
10.45 Letter of Intent between Mace Security International, Inc. and 321 Investments, Inc., dated March 22, 1996(6)
10.46 Letter of Intent between Mace Security International, Inc. and Rajan Shamdasani, dated March 22, 1996(6)
10.47 Employment Agreement between the Company and Richard A. Galt dated as of August 22, 1996(7).
10.48 Amendment 1 to Employment Agreement between the Company and Richard A. Galt dated as of August 22, 1996(7).
10.49 Employment Agreement between the Company and Richard A. Galt dated as of January 22, 1997.(8)
10.50 Amendment 1 to Employment Agreement between the Company and Richard A. Galt dated as of January 22, 1997.(8)
10.51 Employment Agreement between the Company and Jon E. Goodrich dated as of March 14, 1997.(8)
10.52 Loan Agreement between the Company and KeyBank National Association dated March 31, 1997.(8)
10.53 Waiver and Modification of Loan Agreement between the Company and KeyBank National Association dated April 11, 1997.(8)
10.54 Line of Credit Agreement between the Company and Marvin Brown dated
      April 14, 1997.(8)
10.55 Line of Credit Agreement between the Company and Jon E. Goodrich dated April 14, 1997.(8)
10.56 Waiver and Second Modification of Loan Agreement between the Company and Key Bank National Association dated June 30, 1997(9)
10.57 Stock Purchase Agreement between the Company and Howard S. Edelman dated July 1, 1997(9)
10.58 First National Bank of New England Loan closing documents dated September 25, 1997 - the $800,000 note.(10)
10.59 First National Bank of New England Loan closing documents dated September 25, 1997 - the $1,000,000 note.(10)
10.60 First National Bank of New England Loan closing documents dated September 25, 1997 - the $250,000 line of credit.(10)
10.61 Asset Purchase Agreement between the Company and MSP Retail, Inc. dated September 10, 1997.(10)
10.62 First National Bank of New England loan closing documents dated February 5, 1998 relating to the $800,000 loan guaranteed by the U.S. Department of Agriculture.(11)
10.63 Purchase Agreement between the Company and Armor Holdings, Inc. and its subsidiary dated April 2, 1998.(11)
10.64 Fairness Opinion relating to the sale of substantially all the assets of the Law Enforcement division to Armor Holdings, Inc.(11)
10.65 Term Note with MSP, Inc. as payee to the Company dated as of July 1, 1998
      (12)
10.66 Employment Agreement between the Company and Jon E. Goodrich effective as of September 1, 1998 (12)
10.67 Employment Agreement between the Company and Mark A. Capone effective as of September 17, 1998 (12)
10.68 Settlement Agreement between the Company and MSP Retail, Inc. dated December 2, 1998 (12)
10.69 Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated as of March 26, 1999 (12)
10.70 Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated as of March 26, 1999 (12)
10.71 Employment Contract between Mace Security International, Inc. and
      Robert M. Kramer dated March 26, 1999 (12)
10.72 Employment Contract between Mace Security International, Inc. and
      Gregory M. Krzemien dated March 26, 1999 (12)
10.73 Amendment No. 1 to Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated April 13, 1999 (12)
10.74 Amendment No. 1 to Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated April 13, 1999
      (12)

 (1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.
 (2) Incorporated by reference to the Company's report on Form 8-K filed March 14, 1994.

 (3) Incorporated by reference to the Company's Form 10-QSB report for the quarter ended 9/30/94 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through
     10.10 in that report.
 (4) Incorporated by reference to the Company's Form 10-KSB for the year ended 12/31/94.
 (5) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.
 (6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
 (7) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.
 (8) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.
 (9) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1997.
(10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997.
(11) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1997
(12) Filed herewith.

                                  SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                      MACE SECURITY INTERNATIONAL, INC.
                      By: /s/ Jon E. Goodrich
                          -------------------            Date: April  , 1998
                          Jon E. Goodrich, President
                                  and CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                     Date

/s/ Jon E. Goodrich                    President, CEO            April , 1998
-------------------                    and Director
Jon E. Goodrich

/s/ Marvin P. Brown                    Chairman of the           April , 1998
-------------------                    Board
Marvin P. Brown

/s/ Howard S. Edelman                  Director                  April , 1998
---------------------
Howard S. Edelman

/s/ Neil J. Campolungo                 Director                  April , 1998
----------------------
Neil J. Campolungo

/s/ Lewis C. Cohen                     Director                  April , 1998
------------------
Lewis C. Cohen

/s/ R. David Garwood                   Director                  April , 1998
--------------------
R. David Garwood

/s/ Mark A. Capone
------------------                     Treasurer/Chief           April , 1998
Mark A. Capone                         Financial Officer

                      MACE SECURITY INTERNATIONAL, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      No.

Report of Independent Accountants                                     F-2

Consolidated Balance Sheets at December 31, 1998 and 1997             F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1998 and 1997                      F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1998 and 1997                      F-5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998 and 1997                                    F-6

Notes to Consolidated Financial Statements                            F-7

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mace Security International,
Inc.

     We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mace Security International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/URBACH KAHN & WERLIN PC

Albany, New York
April 2, 1999

                      MACE SECURITY INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997

                                              1998           1997

ASSETS
Current assets:

  Cash and cash equivalents.............      $ 3,572,422    $1,146,212
  Cash escrow...........................          610,800              -
  Accounts receivable, net..............        1,271,031      1,880,565
  Inventories:
    Finished goods......................          438,168        539,894
    Work in process.....................          126,696        175,699
    Raw material and supplies...........          937,308        622,586
  Prepaid expenses and other............          285,208        314,438

    Total current assets................        7,241,633      4,679,394
Net assets of discontinued operations...          326,835      5,103,851
Property and equipment, net.............        1,079,196      1,157,126
Intangibles, net........................          912,131      1,791,933
Other assets............................          217,474        136,362

    Total  Assets                             $ 9,777,269    $12,868,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................      $         -    $    30,728
  Current maturities of long-term debt..                -        113,210
  Accounts payable......................          297,553        333,735
  Accrued expenses......................          232,942        556,624

  ......................................          530,495      1,034,297
Long-term debt, net of current
  maturities............................                -      1,660,205

    Total liabilities...................          530,495      2,694,502

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per
    share; authorized 2,000,000 shares;
    no shares issued....................                -              -
  Common stock, par value $.01 per
    share; authorized 18,000,000
    shares; issued 6,825,000 shares
    in 1998, issued and outstanding
    7,081,666 in 1997...................           68,250         70,817
  Additional paid-in capital............       13,333,191     13,333,191
  Treasury stock, 256,666 shares........          (52,388)             -
  Accumulated deficit...................       (4,102,279)    (3,229,844)

    Total Stockholders' equity..........        9,246,774     10,174,164

    Total Liabilities and
      Stockholders' equity..............      $ 9,777,269    $12,868,666

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1998 and 1997

                                              1998          1997

Net sales...............................      $2,404,221    $ 2,657,354
Cost of sales...........................       1,230,375      1,645,077

    Gross profit........................       1,173,846      1,012,277

Operating expenses:
  General and administrative............       1,191,611        843,334
  Selling...............................         527,556        647,243

    Operating loss......................        (545,321)      (478,300)

Other income (expense):
  Interest income.......................         137,486         32,130
  Interest expense......................         (94,920)      (121,877)
  Other income..........................         220,581         98,195

                                                 263,147          8,448

Loss from continuing operations
  before income tax expense.............        (282,174)      (469,852)
Income tax expense......................           4,358          7,800

Loss from continuing operations.........        (286,532)      (477,652)
Loss from discontinued operations,
  including $271,452 gain on sale
  of Law Enforcement division in 1998...        (585,903)    (1,209,291)

    Net loss............................      $ (872,435)   $(1,686,943)

Net loss per common share:
  From continuing operations ...........      $    (0.04)   $     (0.07)
  From discontinued operations..........           (0.08)         (0.17)

    Total net loss per common share.....           (0.12)         (0.24)

Weighted average number of
  common shares outstanding.............       6,987,127      6,920,023

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 1998 and 1997

                                                    Common Stock                Additional          Treasury
                                            Shares             Par Value        Paid-in Capital     Stock         Deficit
Balance at January 1, 1997                  6,825,000          $68,250          $13,080,133                -      $(1,542,901)

Shares issued for MSP Retail, Inc.
  acquisition                                 176,666            1,767              163,858                -                -

Shares issued for MSP, Inc.
  acquisition                                  80,000              800               89,200                -                -

Net loss                                            -                -                    -                -       (1,686,943)

Balance at December 31, 1997                7,081,666           70,817           13,333,191                -       (3,229,844)

Shares reacquired from MSP Retail, Inc.
  and MSP, Inc.                              (256,666)          (2,567)                   -          (52,388)               -

Net loss                                            -                -                    -                -         (872,435)

Balance at December 31, 1998                6,825,000          $68,250          $13,333,191         $(52,388)     $(4,102,279)

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1998 and 1997

                                            1998              1997

Operating activities:
  Net loss                                  $  (872,435)      $(1,686,943)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation                              341,061           454,247
      Amortization                              175,653           268,994
      Allowance for bad debts                    21,140           (47,905)
      Gain on sale of assets                          -            (1,996)
      Gain on sale of Law Enforcement
        division                               (271,452)                -
  Changes in:
      Accounts receivable                       588,394           735,260
      Inventories                              (163,993)        1,334,307
      Prepaid expenses                           29,230          (115,087)
      Discontinued operations                 2,492,252                 -
      Accounts payable                          (36,182)         (679,042)
      Accrued expenses                         (323,682)          145,391
      Other assets                              (81,112)          (12,459)

        Net cash provided by
          operating activities                1,898,874           394,767

Investing activities:
  Purchases of property and equipment          (122,568)         (238,726)
  Proceeds attributable to noncurrent
    portion of Law Enforcement assets         3,117,235                 -

    Proceeds from sales of property
      and equipment                                   -            13,744
    Acquisition of subsidiaries                       -           (51,372)
    Increase in cash escrow account            (610,800)                -

        Net cash provided by (used in)
          investing activities                2,383,867          (276,354)

Financing activities:
  Payment of principal on long-term debt     (1,773,415)         (525,933)
  Proceeds from long-term debt                                  1,206,250
  Payment of notes payable                      (30,728)           (3,272)
  Proceeds from notes payable                         -            34,000
  Debt issue costs                                    -           (28,800)
  Treasury stock                                (52,388)                -

        Net cash provided by (used in)
          financing activities               (1,856,531)          682,245

Net increase in cash and cash equivalents     2,426,210           800,658

Cash and cash equivalents:
  Beginning of year                           1,146,212           345,554

  End of year                               $ 3,572,422       $ 1,146,212

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                       NOTES TO CONSOLIDATED STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of organization:

     Mace Security International, Inc. (Mace) is incorporated under the laws of the state of Delaware. Mace and its subsidiary's revenues are generated primarily through the manufacture, distribution and sale of defense sprays and personal safety products for the consumer market.

     Summary of significant accounting policies:

Principles of consolidation:

     The consolidated financial statements include the accounts of Mace and its wholly-owned subsidiary Mace Security Centers, Inc. (collectively referred to as the Company). All intercompany accounts and transactions have been eliminated.

Revenue recognition:

     Substantially all revenue from domestic sales is recognized when shipments are made and export sales are recognized when title has passed.

Cash and cash equivalents:

     Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts receivable:

     Accounts receivable are presented net of an allowance for doubtful accounts approximating $32,000 at December 31, 1998 ($54,000 at December 31,
1997).

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Cost of sales for the year ended December 31, 1998 includes approximately $30,000 attributable to lower of cost or market write downs.

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

Research expense:

     Research and development expense, which is charged to operations as incurred, was approximately $58,000 in 1998 and $81,000 in 1997.

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

Advertising:

     The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $133,000 and $249,000 in 1998 and 1997, respectively.

Net loss per common share:

     Loss per common share amounts have been computed using the weighted average number of common shares outstanding for the respective periods. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128). This standard requires the presentation of basic and diluted earnings, when applicable, per share. All outstanding options and warrants are anti-dilutive at December 31, 1998 and 1997.

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

Impairment of long-lived assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of its long-lived assets which include trademarks, other intangibles, and other assets whenever changes in circumstances indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. The impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

     During 1998, the Company's sale of its Law Enforcement division resulted in an impairment loss attributable to a trademark. This loss, approximating $550,000, is included with the gain on the sale of the Law Enforcement division in 1998, classified as discontinued operations (Note 2).

2. DISCONTINUED OPERATIONS

     As more fully explained below, during 1998, the Company sold substantially all the assets of its Law Enforcement division. Accordingly, the operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comparative basis, as a separate line item on the statement of operations entitled "Loss from discontinued operations" and entitled "Net assets of discontinued operations" on the Balance Sheets.

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

     Pursuant to the terms of the Purchase Agreement, the Company sold to AHI all of the fixed assets, intangibles and inventory of the Law Enforcement division. AHI received a 99-year paid-up license to exploit the Mace(R) brand and other related trademarks in the Law Enforcement Market only, which is made up of law enforcement, military, correctional and certain governmental agencies. The assets of the Law Enforcement division constituted approximately 40% of the Company's assets at December 31, 1997.

     The purchase price for the fixed assets and intangibles, including the license fee for the 99-year paid-up license was $3,117,235, representing the book value as of December 31, 1997. The purchase price for inventory was $1,868,416, representing the book value at July 14, 1998. The Company retained its cash and accounts receivable from the Law Enforcement division.

     In September 1998, the Company disposed of two-wholly owned subsidiaries, MSP, Inc. (a Colorado distributor) and MSP Retail, Inc. (Colorado retail stores). The contracts between the Company and the former owners of the distributorship and retail stores allowed the Company to put back the shares of MSP, Inc. and MSP Retail, Inc. to the former owners if certain pre-tax earnings targets were not achieved within one year following the Company's acquisition. In both cases, the aforementioned subsidiaries failed to achieve their pre-tax earnings targets.

     The Company put back the shares of MSP, Inc. to the former owner in exchange for 80,000 shares of the Company that were tendered as consideration in the acquisition of MSP, Inc.

     In a modified version of the put, the Company transferred the net assets of MSP Retail, Inc. to a corporation owned by the former owner in exchange for 176,666 shares of the Company that were tendered as consideration in the acquisition of MSP Retail, Inc.

     Further, both contracts called for repayment of working capital loaned by the Company to MSP, Inc. and MSP Retail, Inc. The repayment amount as defined by the contracts is the money loaned by the Company reduced by operating losses incurred by the respective subsidiaries during the twelve-month period each was owned by the Company. The reduction of amounts owed was necessary to fulfill another contract provision which required the Company to be responsible for losses incurred by the subsidiaries during Company ownership. As a result of the disposition of these subsidiaries, the Company incurred a loss of $67,013 with respect to MSP, Inc. and $47,317 with respect to MSP Retail, Inc.

3. SUPPLEMENTARY CASH FLOW INFORMATION

     In September 1997, the Company obtained long-term debt from the First National Bank of New England (See Note 8). As part of this refinancing, the Key Bank long-term debt of $593,750 was paid. This non-cash transaction has been excluded from proceeds from long-term debt, as well as payment of principal on long-term debt.

     On January 20, 1999, pursuant to the purchase agreement between the Company and the purchaser of the Law Enforcement division, the Company collected $480,000 or 80% of the $600,000 of purchase price that was retained by the purchaser in escrow to secure among other things, the Company's obligation under the representations and warranties in the purchase agreement. The remainder will be released on or about July 14, 1999 so long as no claim is brought against the Company for which the purchaser is entitled to set off against escrowed funds.

4. PROPERTY AND EQUIPMENT

     The components of property and equipment are summarized below:

                                       1998              1997

Office furniture  .................    $   132,621       $  128,959
Computer equipment.................        475,194          428,769
Vehicles                ...........         46,501           46,501
Leasehold improvements.............        734,421          674,513
Machinery and equipment............        813,589          784,344

  Total property and equipment.....      2,202,326        2,063,086
Less: Accumulated depreciation.....     (1,123,130)        (905,960)

  Property and equipment, net......    $ 1,079,196       $1,157,126

     Depreciation expense was $341,061 in 1998 and $454,247 in 1997. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $82,428 in 1998 and $113,429 in 1997.

5. INTANGIBLES

The components of intangibles are summarized below:

                                       1998              1997

Trademarks.........................    $ 1,712,853       $2,483,846
Trademark protection costs.........        154,088          154,088
Excess purchase price over fair
  value assigned to assets
    acquired.......................              -                -

   Total intangibles ..............      1,866,941        2,637,934
Less: Accumulated amortization.....        954,810          846,001

     Intangibles, net..............    $   912,131       $1,791,933

Amortization expense was $175,653 in 1998 and $268,994 in 1997.

6. NOTES PAYABLE

     Notes payable at December 31, 1997 consisted of an obligation to a financing company, payable in monthly installments with interest at 10.2%. This note was fully paid in 1998.

     In September 1997, the Company obtained a $250,000 working capital line of credit from First National Bank of New England bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998. No amounts were ever drawn on this line of credit which expired on May 31, 1998.

7. ACCRUED EXPENSES

     The components of accrued expenses are summarized below:

                                          1998            1997

Commissions                               $    664        $ 130,833
Customer prepayments...............         56,473          107,643
Payroll and related expenses.......         46,172          109,552
Compensated absences...............              -            8,524
Professional fees..................         33,349           65,000
Advertising........................         22,248           64,571
Other..............................         74,036           70,501

                                          $232,942        $ 556,624

8. LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                     1998         1997

Notes payable--First National Bank of New
England, bearing interest at prime plus 1.50%
(10.0% at December 31, 1997) payable in monthly
installments of $23,791, including interest,
due October 1, 2007, collateralized by
all assets of the Company ........................   -            $1,773,415
  Less: Current maturities                           -               113,210

  Total long-term debt                               -            $1,660,205

     Interest paid was $94,920 in 1998 and $129,770 in 1997.

     In September 1997, the Company refinanced its long-term debt with the First National Bank of New England (`FNB"). Two term loans totaling $1,800,000 bearing interest at prime plus 1.50% (10.0% at December 31, 1997) payable in monthly installments of $23,791, including interest, due October 1, 2007, were obtained. Of the proceeds, $593,750 was used to pay off the existing long-term debt. Additionally, a $250,000 line of credit bearing interest at prime plus 1% (9.5% at December 31, 1997) due May 31, 1998 was obtained. No amounts have been drawn on this line of credit. The Company paid off the loan to FNB simultaneously with the closing of the sale of its Law Enforcement division on July 14, 1998 (Note 2).

9. INCOME TAXES

     The components of income tax expense are:

                                                     1998         1997

Current (principally state taxes)                    $4,358       $7,800
Deferred                                                  -            -

Total income tax expense                             $4,358       $7,800

     The significant components of deferred income tax expense attributed to loss from continuing operations for the years ended December 31, 1998 and 1997 are as follows:

                                                     1998         1997

Current deferred tax expense                         $  58,008    $  37,336
Loss carry forward                                    (203,600)    (615,707)
Valuation allowance for deferred tax assets            145,592      578,371

                                                     $       -    $       -

     A comparison of the federal statutory rate to the Company's effective rate is as follows:

                                                     1998         1997

U.S. statutory rate                                  (34%)        (34%)
State taxes, net of federal benefit                    1%           1%
Valuation allowance for deferred tax assets           34%          34%

Effective tax rate                                     1%           1%

     The significant components of deferred tax assets and liabilities are as follows:

                                                     1998          1997

Current assets (liabilities):
Allowance for doubtful accounts                      $    12,878   $   21,587
Inventories                                               45,147       65,869
Accrued expenses                                         (32,548)       9,128
Other                                                      1,357       12,163

  Current deferred assets                                 26,834      108,747
Valuation allowance                                      (26,834)    (108,747)

  Net current deferred tax assets                    $         -   $        -

Noncurrent assets (liabilities):
Intangibles                                                    -       (4,758)
Plant, equipment and depreciation                       (215,225)    (234,372)
Net operating loss carry forwards                      1,355,600    1,152,000

  Net noncurrent deferred assets                       1,140,375      912,870
Valuation allowance                                   (1,140,375)    (912,870)

  Net noncurrent deferred tax assets                 $         -   $        -

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The deferred tax assets recorded reflects management's estimate of the amount which will be realized based upon current operating results and contingencies.

     At December 31, 1998, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3,389,000. The federal net operating loss carry forwards, if unused, will begin to expire during the year ended December 31, 2009.

10. RELATED PARTY TRANSACTIONS

     The Company paid legal and management/consulting fees to officers and directors approximating $31,000 and $57,350 in 1998 and 1997, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

     Operating lease expense for equipment, vehicles and real estate amounted to $181,716 and $170,231 for 1998 and 1997, respectively. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance and annual cost of living increases. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are:

                  1999                    104,205
                  2000                     28,857

                                         $133,062

     The Company has entered into month to month and long-term sublease agreements with tenants of their operating facility in Bennington, Vermont, including a related party. Total sublease rental income was $110,406 and $93,231 in 1998 and 1997, respectively.

     Future minimum rental receipts required under operating subleases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are:

                  1999                     76,848
                  2000                     44,828

                                         $121,676

     During 1994, the Company paid $75,000 to a related entity to acquire all of the rights and obligations under a lease agreement, including an option to purchase the South Wing of its principal operating facility. Amortization of this deferred cost was $13,440 in 1998 and 1997. The term of the lease expires on January 31, 2000, and requires monthly payments of $6,161, plus the Company's proportionate share of taxes, insurance, utilities and an annual cost of living increase. The option may be exercised for $600,000 at the end of the lease term.

     The Company is a party to a real estate purchase agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the Center and North Wings of its headquarters, after the satisfaction or waiver of certain contingencies by VEDA. The purchase price is $1,000,000, payable by delivery of $150,000 in cash and a promissory note to VEDA for $850,000 at 4% interest per annum, based on a 20 year amortization schedule with a balloon payment of $100,000 due at the end of ten years. The Company previously deposited $75,000 of the total cash portion into an escrow account as required by the agreement. The Company has elected not to purchase the building at this time and is leasing the premises for $4,000 per month, together with taxes, insurance and utilities.

12. STOCK OPTIONS AND WARRANTS

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

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the stock option plans. Accordingly, no employee compensation cost has been recognized in 1998 and 1997. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, net loss would increase from $872,435 to $996,694 in 1998 and from $1,686,943 to $1,886,293 in 1997. Net loss per share would increase from $.12 to $.14 in 1998 and from $.24 to $.27 in 1997. The weighted average fair value of options granted during 1998 and 1997, for the purpose of SFAS No. 123, is $1.33 and $1.23 per share, respectively.

     In accordance with SFAS No. 123, the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model, assuming no dividend yield and an expected volatility of 89.5% and 92.2% in 1998 and 1997, respectively. The weighted-average remaining contractual life of outstanding options under the plan at December 31, 1998 is 13 years. The risk-free interest rate ranges from 5.53% to 5.88% in 1998 and from 6.06% to 6.86% in 1997.

     Activity with respect to these plans is as follows:

                                           1998                   1997

                                                Weighted              Weighted
                                                Average               Average
                                                Exercise              Exercise
                                    Number      Price       Number    Price

Shares under option, January 1      437,800     $1.48       276,400   $1.54
Options granted                      98,500      1.10       162,500    1.40
Options repurchased                  (4,800)     5.50             -       -
Options canceled                    (30,500)     1.38        (1,100)   5.50

Shares under option, December 31    501,000      1.37       437,800    1.48

Options exercisable, December 31    501,000     $1.37       437,800   $1.48

Shares available for granting
  of options, December 31           129,000                 192,200

The following is a summary of the status of options outstanding at December 31, 1998:

           Outstanding Options                    Exercisable Options

                       Weighted
                       Average         Weighted                Weighted
Exercise               Remaining       Average                 Average
Price                  Contractual     Exercise                Exercise
Range      Number      Life            Price       Number      Price

$1.63        6,000     14.33           $1.63         6,000     $1.63
 1.50      337,500     12.41            1.50       337,500      1.50
 1.25       52,500     13.58            1.25        52,500      1.25
 1.21       65,000     14.60            1.21        65,000      1.21
 1.19       40,000     12.64            1.19        40,000      1.19

     In connection with the initial public offering of the Company's securities in November 1993, the Company issued a total of 75,000 common stock purchase warrants to the underwriters of the securities. These warrants expired in November 1998.

     In August 1994, the Company issued warrants to purchase 60,000 shares of Mace Security International, Inc. common stock at $4.25 per share in connection with the purchase of certain assets of a business. The warrants are exercisable over a ten year period, expiring on August 24, 2004. On July 14, 1998, in connection with the sale of the Law Enforcement division ( Note
2), the Company issued to the purchaser 300,000 warrants to purchase Common Stock of the Company at $1.25 per share. These warrants were fully exercised in March 1999.

     During the exercise periods, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

13. CONCENTRATION OF CREDIT RISK

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

14. EMPLOYEE BENEFIT PLAN

     The Company maintains a voluntary 401(k) plan covering substantially all of its employees. Employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Department of Labor. The Company matches 25% of each dollar contributed by employees up to 4% of their wages. The cost of the plan amounted to $20,521 and $28,354 in 1998 and 1997, respectively.

15. ACQUISITIONS AND SUBSIDIARIES

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

     The operations of MSP, Inc. and MSP, Retail, Inc. were discontinued in 1998 (Note 2).

     In September 1997, the Company established Mace Security Centers, Inc., a subsidiary corporation formed for the purpose of offering franchises for the operation of retail stores which will sell personal protection and security products. The subsidiary became active during 1998 selling its first two franchises.

16. SEGMENT INFORMATION

     Since the sale of its Law Enforcement division, the Company principally engages in the manufacture, distribution and sale of Mace(R) brand defense sprays and personal safety products to the civilian consumer market, "Consumer". Mace Anti Crime Bureau's operations are not significant enough to report as a separate business segment and are included in with Consumer. Although the Company sell its products on a worldwide basis, more than 95% of its sales in 1998 from continuing operations were within the United States.

17. SUBSEQUENT EVENTS

Proposed Sale of Mace Anti Crime Bureau

     The Company has entered into a letter of intent for the sale of substantially all the assets of its MACB division for approximately $1,100,000. Only certain liabilities of the division will be assumed by the purchaser. The Company will retain the cash and accounts receivable from this division. There are no definitive agreements executed and the terms of the letter of intent are not binding with respect to this proposed transaction. Additionally, the purchaser's obligation to acquire the MACB division is conditioned on its obtaining financing sufficient to effect this transaction.

     The proposal calls for a downpayment with the remainder of the purchase price paid pursuant to a nonnegotiable promissory note, payable annually over three years, with interest at a floating rate per annum equal to the prime rate quoted by the Wall Street Journal and is payable on the first and second anniversaries of the closing.

     The Company also expects to enter into agreements to receive a 1% royalty on products sold using the brand names Mace Cash(TM), Mace Anti Crime(TM) and Mace Anti Crime Bureau(R) and contingent consideration in the form of a 5% royalty on certain sales made by the purchaser within three years following the closing date.

Proposed Change of Control, Private Placement and Merger with American Wash Services, Inc.

     The Company has entered into an agreement with Louis D. Paolino, Jr. to become its Chairman and Chief Executive Officer.

     As a condition to his agreement to serve as CEO, the Company's current Board of Directors, other than Mr. Goodrich, will resign and be replaced by a new Board selected by Mr. Paolino.

     Also, Mr. Paolino has agreed to purchase 3,735,000 shares of the Company's Common Stock. A portion of such shares are expected to be purchased by members of Mr. Paolino's management team, by assignment of Mr. Paolino's right to purchase such shares.

     As a condition to Mr. Paolino's agreement to purchase the shares, the Company has entered into employment agreements with certain members of the new management team selected by Mr. Paolino. Pursuant to the employment agreements, each new member of the management was granted options to purchase shares of the Company's Common Stock. The employment agreements specify that the new management will be entitled to only nominal compensation until the sale of the 3,735,000 shares is consummated. In the event the sale of the Paolino Shares does not occur, the employment agreements terminate and the options will automatically be cancelled.

     As an additional condition to Mr. Paolino's agreement to purchase the shares, substantially simultaneously with such sale, the Company will sell in a private placement 1,850,000 shares of the Company's Common Stock. The shares will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

     The sales of the above-referenced 5,585,000 shares will result in a total capital investment by Mr. Paolino, members of Mr. Paolino's management team and others of approximately $8.83 million.

     Following the stock sales, Mr. Paolino will become the Company's largest shareholder and Jon E. Goodrich will become Vice President of the existing business, Mace(R) Consumer sales, which is expected to continue to operate in Bennington, Vermont.

     As a condition to the referenced stock purchases, MSI will substantially simultaneously with the stock sales acquire by merger American Wash Services, Inc., a company headed by Mr. Paolino. The purchase price for American Wash will be cash of $4,687,500, 628,362 shares of the Company's Common Stock and the issuance to Mr. Paolino and his designee of assignable warrants to purchase a total of 1,825,000 shares of the Company's Common Stock. The total consideration to be paid to the Company upon the exercise of all such warrants is approximately $2,791,000. The warrants will not be exercisable until the expiration of 120 days following the closing and will have terms of 64 months. The shares issued in the merger and issuable under the warrants will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

     MSI's obligation to complete the transactions is conditioned on, among other things, approval by MSI's Board of Directors and shareholders, continued listing on the NASDAQ National Market System, a due diligence investigation and receipt of a fairness opinion covering the merger and the sale of shares.

     It is anticipated that the transactions will be approved by the Company's shareholders by written consent. The transactions are expected to close twenty days following the distribution of an Information Statement regarding the transactions and related matters.