Form 10QSB
period 1999-03-31
MACE SECURITY INTERNATIONAL INC
filed 1999-05-17
CIK 912607

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: March 31, 1999
                                           --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ______ to ______


                       Commission file number: 0-22810
                                               -------


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
                                                                 ------------


Show by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No___

                      MACE SECURITY INTERNATIONAL, INC.

                                    INDEX

                                                                    Page No.

PART I  FINANCIAL INFORMATION

        Item 1 - Financial Statements

          Statements of Operations and Accumulated Deficit
          Three Months Ended March 31, 1999 and 1998                       1

          Balance Sheets - March 31, 1999 and December 31, 1998            2

          Statements of Cash Flows - Three Months Ended
          March 31, 1999 and March 31, 1998                                3

          Notes to Financial Statements                                    4

        Item 2 - Management's Discussion and Analysis of Financial         7
        Condition and Results of Operations

PART II OTHER INFORMATION

        Item 1 - Legal Proceedings                                         9

        Item 6 - Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                10

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MACE SECURITY INTERNATIONAL, INC.
               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (Unaudited)

                                               Three Months Ended March 31,

                                               1999            1998

Net Sales                                      $   703,881     $   669,413
Cost of sales                                      364,032         360,204

  Gross profit                                     339,849         309,209

Operating expenses:
  General and administrative                       633,492         335,005
  Selling                                          168,148         210,744

Operating loss                                    (461,791)       (236,540)

Other income (expense):
  Interest income                                   46,132          21,103
  Interest expense                                       -         (44,796)
  Other income                                     (52,546)         21,842

                                                    (6,414)         (1,851)

Loss before income tax expense                    (468,205)       (238,391)
Income tax expense                                       -           1,950

Loss from continuing operations                   (468,205)       (240,341)

Loss from discontinued operations                 (114,055)       (183,247)

Net loss                                       $  (582,260)    $  (423,588)

Accumulated deficit, beginning of the period    (4,102,279)     (3,229,844)
Accumulated deficit, end of the period         $(4,684,539)    $(3,653,432)

Net loss per common share:
  From continuing operations                   $     (0.07)    $     (0.03)
  From discontinued operations                       (0.02)          (0.03)

Total net loss per common share                $     (0.09)    $     (0.06)

Weighted average of common
  shares outstanding                             6,837,200       6,983,310

                    The accompanying notes are an integral
                      part of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                                BALANCE SHEETS
                                 (Unaudited)

                                                         March 31,      December 31,
                                                         1999           1998

ASSETS
Current assets:
  Cash and cash equivalents                              $ 3,941,781    $ 3,572,422
  Cash escrow                                                130,800        610,800
  Accounts receivable, less allowances for doubtful
   accounts ($138,072 in 1999; $64,454 in 1998)            1,657,771      1,271,031
  Inventories:
    Finished goods                                           668,928        438,168
    Work in process                                          146,095        126,696
    Raw material and supplies                                691,914        937,308
  Prepaid expenses and other                                 256,029        285,208

    Total current assets                                   7,493,318      7,241,633
Net assets of discontinued operations                        179,270        326,835
Property and equipment, Net                                  943,553      1,079,196
Intangibles, Net                                             890,521        912,131
Other assets                                                 208,846        217,474

    Total Assets                                         $ 9,715,508    $ 9,777,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   109,636    $   297,553
  Accrued expenses                                           458,108        232,942

    Total liabilities                                        567,744        530,495

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per
    share; authorized 2,000,000 shares;
    no shares issued
  Common stock, par value $.01 per share;
    authorized 18,000,000 shares; issued
    7,200,000 in 1999, issued and
    outstanding 6,825,000 in 1998                             72,000         68,250
    Additional paid in capital                            13,812,691     13,333,191
    Treasury stock                                           (52,388)       (52,388)

    Accumulated deficit                                   (4,684,539)    (4,102,279)

      Total stockholders' equity                           9,147,764      9,246,774

      Total Liabilities and Stockholders'
        equity                                           $ 9,715,508    $ 9,777,269

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                         INCREASE (DECREASE) IN CASH

                                           Three Months Ended March 31,
                                           1999           1998
Operating activities:
  Net loss                                 $ (582,260)    $ (423,588)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation                             62,691        115,973
      Amortization                             24,814         69,347
      Allowance for bad debts                 105,877         11,119
      Write down of equipment                  99,666              -
Changes in:
  Accounts receivable                        (492,617)       387,326
  Inventories                                  (4,765)       (13,676)
  Prepaid expenses                            104,874        (32,487)
  Discontinued   operations                   147,565        351,654
  Accounts payable                           (187,917)       101,415
  Accrued liabilities                         225,767       (149,014)
  Corporate income tax payable                   (600)         4,136
  Other assets                                (34,559)      (160,226)

      Net cash provided by (used in)
        operating activities                 (531,464)       261,979

Investing activities:
  Purchase of property and equipment          (62,427)      (255,784)
  Decrease in cash escrow account             480,000              -

      Net cash provided by (used in)
        investing activities                  417,573       (255,784)

Financing activities:
  Payment of principal of long-term debt            -        (26,948)
  Payment of notes payable                          -         (9,984)
  Proceeds from exercise of stock
    options and warrants                      483,250              -

      Net cash provided by (used in)
        financing activities                  483,250        (36,932)

Net increase (decrease) in cash and
  cash equivalents                            369,359        (30,737)
Cash and cash equivalents:
  Beginning of period                       3,572,422      1,146,212

    End of period                          $3,941,781     $1,115,475

                 The accompanying notes are an integral part
                         of the financial statements.

                      MACE SECURITY INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENT
                                 (Unaudited)

1. MANAGEMENT OPINION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998.

2. EARNINGS PER SHARE

Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding during each period presented. The Company adopted Financial Accounting Standard No. 128 for the year ended December 31 1997. The loss per common share for the three months ended March 31, 1999 and 1998 have been calculated in accordance with this Standard.

3. COMMITMENTS AND CONTINGENCIES

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

4. DISCONTINUED OPERATIONS

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

Notwithstanding the sale of the Law Enforcement division, the Company continues to fulfill its obligation under a nonassignable Department of Defense contract which is expected to be completed in August of 1999. Consequently, this contract is included in discontinued operations.

Sale of Subsidiaries

In the three months ended September 30, 1998, the Company disposed of two wholly-owned subsidiaries, MSP, Inc. (a Colorado distributor) and MSP Retail, Inc. (Colorado retail stores which were operated as Mace Security Centers(TM)). The contracts between the Company and the former owners of the distributorship and retail stores allowed the Company to put back the shares of MSP, Inc. and MSP Retail, Inc. to the former owners if certain pre-tax earnings targets were not met within one year following the Company's acquisition. In both cases, the aforementioned subsidiaries failed to make their pre-tax earnings targets.

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

5. PROPOSED CHANGE OF CONTROL, PRIVATE PLACEMENT AND MERGER WITH AMERICAN WASH SERVICES, INC.

The Company has entered into an agreement (the "Stock Purchase Agreement") in which Louis D. Paolino, Jr. has agreed to become the Company's Chairman and Chief Executive Officer.

As a condition to Mr. Paolino's agreement to serve as CEO, the Stock Purchase Agreement requires that the Company's current Board of Directors, other than Mr. Goodrich, resign and be replaced by a new Board selected by Mr. Paolino.

Further, the Stock Purchase Agreement requires that Mr. Paolino purchase 3,735,000 shares of the Company's Common Stock. A portion of such shares are expected to be purchased by members of Mr. Paolino's management team by assignment of Mr. Paolino's right to purchase such shares.

The Stock Purchase Agreement also provides that as an additional condition to Mr. Paolino's agreement to purchase the shares, substantially simultaneously with such sale, the Company will sell in a private placement 1,850,000 shares of the Company's Common Stock. The shares will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

The sales of the above-referenced 5,585,000 shares will result in a total capital investment by Mr. Paolino, members of Mr. Paolino's management team and others of approximately $8.83 million.

Following the stock sales, Mr. Paolino will become the Company's largest shareholder and Jon E. Goodrich will become Vice President of the existing business, Mace consumer sales, which is expected to continue to operate in Bennington, Vermont.

As a condition to the referenced stock purchases, the Company will substantially simultaneously with the stock sales acquire by merger American Wash Services, Inc., a company headed by Mr. Paolino. The purchase price for American Wash will be $4,687,500 in cash, 628,362 unregistered shares of the Company's Common Stock and the issuance to Mr. Paolino and his designee of assignable warrants to purchase a total of 1,825,000 shares of the Company's Common Stock. The total consideration to be paid to the Company upon the exercise of all such warrants is approximately $2,791,000. The warrants will not be exercisable until the expiration of 120 days following the closing and will have terms of 64 months. The shares issued in the merger and issuable under the warrants will not be registered under the Securities Act of 1933, and thus, will not be freely tradable for a period of at least one year from the closing of the sale of the shares.

Mr. Paolino's and American Wash Services, Inc.'s obligation to complete the transactions are conditioned on, among other things, the completion by the Company of the private placement of stock, no material adverse change in the financial condition of the Company, and receipt from NASDAQ of comfort that the transactions will not effect the continued listing of the Company's stock on the NASDAQ National Market System. No assurance can be made that these transactions will be consummated.

In addition, the Company expects to acquire car wash operations independent of Mr. Paolino and American Wash Services, Inc. The Company expects to start closing these acquisitions in the second quarter.

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

For the three months ended March 31, 1999 of continuing operations only

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three-month period ended March 31, 1999 increased $34,468 or 5% compared to the same period in 1998. This increase is principally due to increased Consumer division sales of $162,553 over the same period last year which more than offset the loss of sales from the Mace Security Centers(TM) which were discontinued in the third quarter of 1998. (See Note 4 of "Notes to Financial Statements").

Gross profit was 48.2% of net sales for the three months ended March 31, 1999 as compared to 46.2% for the similar period in 1998.

Operating expenses were 114% of net sales for the three months ended March 31, 1999 as compared to 81.5% for the corresponding period in 1998.

General and administrative expenses increased 89% to $633,492 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase relates to approximately $200,000 of costs, primarily professional fees, associated with the proposed merger, as well as higher operating expenses of $91,837 by the franchise subsidiary Mace Security Centers, Inc. over the same period last year. In addition, the Consumer division is absorbing some of the general and administrative expenses of the Company which previously were allocated in part to other divisions, which have now been discontinued.

Selling expenses for the three months ended March 31, 1999 decreased by 20% to $168,148 as compared to the same period in 1998.

Other income (expense) was $(6,414) and $(1,851) for the three-month periods ended March 31, 1999 and 1998, respectively. The increase in other expense was a combination of a $99,666 write down of computer equipment that became redundant as a result of the Company's recent change over to a Y2K compliant system offset by increases in interest income and increased rentals from sublets at the Company's headquarters.

LIQUIDITY AND CAPITAL RESOURCES:

Cash increased by $369,359 during the quarter ended March 31, 1999 as a result of the collection of $480,000 of escrowed funds held back by the purchaser of the Law Enforcement division and proceeds of $483,250 from the exercise of stock options and warrants offset in part by a significant increase in accounts receivable.

Accounts receivable increased $492,617 during the three months ended March 31, 1999 principally due to a $556,000 sale from discontinued operations occurring at the end of the quarter.

Accounts payable and accrued expenses increased by $37,249 during the three months ended March 31,1999.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of any legal proceedings other than those disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. There have been no material changes or activity in any of the proceedings disclosed in such Annual Report.

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

                                            MACE SECURITY INTERNATIONAL, INC.


                                            /s/ Jon E. Goodrich
Date: May 17, 1999                          ---------------------------------
                                            Jon E. Goodrich, President


                                            /s/ Mark A. Capone
Date: May 17, 1999                          ---------------------------------
                                            Mark A. Capone, Treasurer
                                            Chief Financial Officer,
                                            VP Finance