Form 10QSB
period 1999-06-30
MACE SECURITY INTERNATIONAL INC
filed 1999-08-13
CIK 912607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 1999         COMMISSION FILE NO. 0-22810


                       MACE SECURITY INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)


                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  03-0311630
                     (I.R.S. Employer Identification No.)

            1000 Crawford Place, Suite 400, Mount Laurel, NJ  08054
                   (Address of Principal Executive Offices)

       Registrant's Telephone No., including area code:  (856) 778-2300

                   160 Benmont Avenue, Bennington, VT 05201
                (Former Address of Principal Executive Offices)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ____
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

         As of August 10, 1999       16,131,339 Shares of Common Stock

================================================================================

                       Mace Security International, Inc.

                                   Form 10-QSB
                          Quarter Ended June 30, 1999

                                    Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets - June 30, 1999
     and December 31, 1998                                                2

  Condensed Consolidated Statements of Operations for the three
     months ended June 30, 1999 and 1998                                  4

  Condensed Consolidated Statements of Operations for the six
     months ended June 30, 1999 and 1998                                  5

  Condensed Consolidated Statement of Stockholders' Equity
     for the six months ended June 30, 1999                               6

  Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 1999 and 1998                              7

  Notes to Condensed Consolidated Financial Statements                    8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                           20
Item 4 - Submission of Matters to a Vote of Security Holders             21
Item 5 - Other Information                                               21
Item 6 - Exhibits and Reports on Form 8-K                                23

                         PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                June 30,     December 31,
                           ASSETS                                 1999           1998
                                                             -------------  -------------
Current assets:
 Cash and cash equivalents (including escrow of $120,000
      in 1999 and $610,800 in 1998)                            $ 6,060,681    $ 4,183,222
 Accounts receivable, less allowance for doubtful
   accounts of $28,668 and $64,464                               1,098,669      1,271,031
 Inventory                                                       1,789,583      1,502,172
 Deferred income taxes                                             715,376              -
 Prepaid expenses and other current assets                         811,161        285,208
                                                             -------------  -------------
Total current assets                                            10,475,470      7,241,633

Property and equipment:
 Land                                                           10,035,763              -
 Buildings and leasehold improvements                           10,360,928        734,421
 Machinery and equipment                                         1,810,536      1,335,284
 Furniture and fixtures                                            132,621        132,621
                                                             -------------  -------------
Total property and equipment                                    22,339,848      2,202,326
Accumulated depreciation                                        (1,093,027)    (1,123,130)
                                                             -------------  -------------
                                                                21,246,821      1,079,196

Net assets of discontinued operations                              244,536        326,835
Excess cost over fair market value of net assets acquired,
 net of $22,792 accumulated amortization                         4,584,627              -
Other intangible assets, net of $1,006,527 and
 $954,810 accumulated amortization                                 872,210        912,131
Notes receivable from shareholders/officers                         46,518              -
Other assets                                                     1,723,892        217,474
                                                             -------------  -------------
Total assets                                                   $39,194,074    $ 9,777,269
                                                             =============  =============

                                                              June 30,     December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                 1999           1998
                                                             -----------  -----------
Current liabilities:
 Accounts payable                                            $ 1,242,587  $   297,553
 Accrued expenses and other current liabilities                2,325,464      232,942
 Current portion of long-term debt                            10,037,909            -
 Current portion of capital lease obligations                     28,359            -
                                                             -----------   ----------
Total current liabilities                                     13,634,319      530,495

Deferred income taxes                                          1,412,489            -
Long-term debt, net of current portion                           932,603            -
Capital lease obligations, net of current portion                  5,964            -

Stockholders' equity:
 Common stock, $.01 par value:
   Authorized shares - 200,000,000
   Issued and outstanding shares 9,597,915 and 6,825,000          95,979       68,250
 Additional paid-in capital                                   28,549,066   13,333,191
 Accumulated deficit                                          (5,383,958)  (4,102,279)
                                                             -----------   ----------
                                                              23,261,087    9,299,162
 Less treasury stock at cost - 256,666 common shares             (52,388)     (52,388)
                                                             -----------   ----------
Total stockholders' equity                                    23,208,699    9,246,774
                                                             -----------   ----------
Total liabilities and stockholders' equity                   $39,194,074  $ 9,777,269
                                                             ===========   ==========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                           1999         1998
                                                       -----------  -----------
Revenues:
 Car wash and detailing services                       $ 1,357,342  $         -
 Lube and other automotive services                        481,888            -
 Fuel and merchandise sales                                192,636            -
 Security product sales                                    902,117      691,697
 Operating Agreements                                      449,590            -
                                                       -----------  -----------
                                                         3,383,573      691,697

Cost of revenues:
 Car wash and detailing services                           872,144            -
 Lube and other automotive services                        408,114            -
 Fuel and merchandise sales                                167,562            -
 Security product sales                                    480,310      340,643
                                                       -----------  -----------
                                                         1,928,130      340,643
Selling, general and administrative expenses               855,250      384,233
Depreciation and amortization                              136,429       48,397
Restructuring and change in control charges              1,519,000            -
                                                       -----------  -----------

Operating loss                                          (1,055,236)     (81,576)

Interest expense, net                                      (73,426)     (30,307)
Other income                                                36,942       66,893
                                                       -----------  -----------
Loss from continuing operations before income taxes     (1,091,720)     (44,990)

Income tax (benefit) expense                              (350,000)       1,950
                                                       -----------  -----------

Loss from continuing operations                           (741,720)     (46,940)


Income (loss) from discontinued operations,
 net of $0 applicable income taxes                          42,301     (375,844)
                                                       -----------  -----------

Net loss                                               $  (699,419) $  (422,784)
                                                       ===========  ===========

Basic and diluted loss per share

  From continuing operations                           $     (0.09) $     (0.01)
  From discontinued operations                                   -        (0.05)
                                                       -----------  -----------
  Total                                                $     (0.09) $     (0.06)
                                                       ===========  ===========

Weighted average number of shares outstanding            8,067,624    7,081,666
                                                       ===========  ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                           1999          1998
                                                      --------------------------
Revenues:
  Car wash and detailing services                     $ 1,357,342   $        -
  Lube and other automotive services                      481,888            -
  Fuel and merchandise sales                              192,636            -
  Security product sales                                1,605,998    1,361,110
  Operating Agreements                                    449,590            -
                                                      -----------   ----------
                                                        4,087,454    1,361,110
Cost of revenues:
  Car wash and detailing services                         872,144            -
  Lube and other automotive services                      408,114            -
  Fuel and merchandise sales                              167,562            -
  Security product sales                                  844,342      700,847
                                                      -----------   ----------
                                                        2,292,162      700,847
Selling, general and administrative expenses            1,569,385      881,585
Depreciation and amortization                             223,934       96,794
Restructuring and change in control charges             1,519,000            -
                                                      -----------   ----------

Operating loss                                         (1,517,027)    (318,116)

Interest expense, net                                     (27,294)     (54,000)
Other (expense) income                                    (15,604)      88,735
                                                      -----------   ----------
Loss from continuing operations before income taxes    (1,559,925)    (283,381)

Income tax (benefit) expense                             (350,000)       3,900
                                                      -----------   ----------

Loss from continuing operations                        (1,209,925)    (287,281)


Loss from discontinued operations,
 net of $0 applicable income taxes                        (71,754)    (559,091)
                                                      -----------   ----------

Net loss                                              $(1,281,679)  $ (846,372)
                                                      ===========   ==========
Basic and diluted loss per share:

  From continuing operations                          $     (0.16)  $    (0.04)
  From discontinued operations                              (0.01)       (0.08)
                                                      ===========   ==========
  Total                                               $     (0.17)  $    (0.12)
                                                      ===========   ==========

Weighted average number of shares outstanding           7,454,292    7,081,666
                                                      ===========   ==========


                            See accompanying notes.

                       Mace Security International, Inc.

           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)



                                                          Additional
                                                Common     Paid-in      Accumulated    Treasury
                                                Stock      Capital        Deficit       Stock         Total
                                              --------   ------------  ------------  -----------   -----------
Balance at
  December 31, 1998.........................   $ 68,250  $ 13,333,191  $ (4,102,279) $  (52,388)   $ 9,246,774

Exercise of common stock
  options and warrants......................      5,182       682,732                                  687,914

Proceeds from sale of 392,857
  shares of common stock....................      3,929     3,296,071                                3,300,000

Common stock issued in
  purchase acquisitions.....................     18,618    10,650,072                               10,668,690

Effect of variable option vesting on change
  in control................................                  587,000                                  587,000

Net loss....................................                             (1,281,679)                (1,281,679)
                                              ---------  ------------  ------------  -----------   -----------
Balance at June 30, 1999....................  $  95,979  $ 28,549,066  $ (5,383,958) $  (52,388)   $23,208,699
                                              =========  ============  ============  ===========   ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                                1999           1998
                                                             ------------    ----------
Operating activities
Net loss                                                      $(1,281,679)   $ (846,372)

Adjustments to reconcile net loss
to net cash (used in) provided by operating activities:
   Depreciation and amortization                                  223,934        96,794
   Provision for losses on receivables                            145,877        26,594
   Writedown of assets                                             99,666             -
   Deferred income taxes                                         (360,282)            -
   Non-cash portion of restructuring and change in
      control charges                                           1,267,000             -

   Changes in operating assets and liabilities:
    Accounts receivable                                            50,736       341,110
    Inventory                                                     (90,290)      (69,416)
    Accounts payable                                                9,681        29,971
    Accrued expenses                                              646,691       132,819
    Income taxes                                                        -         6,086
    Prepaid expenses and other current assets                    (516,424)     (125,332)
    Discontinued operations                                        82,299       631,881
    Other                                                      (1,179,272)      (64,313)
                                                              -----------    ----------
Net cash (used in) provided by operating activities              (902,063)      159,822

Investing activities
Acquisition of businesses, net of cash acquired                (1,299,908)            -
Purchase of property and equipment                               (184,596)      (34,280)
Payments for intangibles                                           (7,546)            -
Payments received on notes receivable from shareholder            363,313             -
                                                              -----------    ----------
Net cash used in investing activities                          (1,128,737)      (34,280)

Financing activities
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                    (79,655)      (54,882)

Proceeds from issuance of common stock, net of
 offering costs                                                 3,987,914             -

Net payments on note payable
 to shareholder                                                         -        (9,984)
                                                              -----------    ----------
Net cash provided by (used in) financing activities             3,908,259       (64,866)
                                                              -----------    ----------
Net increase in cash and cash equivalents                       1,877,459        60,676
Cash and cash equivalents at beginning of period                4,183,222     1,146,212
                                                              -----------    ----------
Cash and cash equivalents at end of period                  $   6,060,681    $1,206,888
                                                              ===========    ==========

                            See accompanying notes.

                       Mace Security International, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. Significant Accounting Policies

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for reporting information about operating segments in annual financial statements that requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 131 effective January 1, 1998.

3. Business Combinations

The Company has been a well known producer of less-lethal defense sprays for the consumer market and a marketer of consumer safety and security products. The Company has recently undergone a change in control (discussed elsewhere in these notes), and has implemented a strategic plan to enter the car care industry through acquisitions of existing and well-managed car care facilities nationwide.

Since April 1, 1999, the Company has acquired 15 car care facilities through the acquisition of four separate businesses, including 12 full service facilities, one self service facility, and two exterior only facilities in Pennsylvania, New Jersey and Texas. Additionally, the Company is managing under operating agreements another 37 locations, including 26 full serve and 11 exterior only facilities in Pennsylvania, New Jersey, Delaware, Texas and Arizona. Also operating at these facilities are a total of 14 lube and repair centers, 19 fuel sales operations, and a convenience store. The aggregate of these businesses is significant to the Company.

The acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty- five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and will be finalized within one year from the date of acquisition.

Acquisitions Accounted for Under the Purchase Method

On May 17, 1999, the Company acquired all of the outstanding stock of Colonial Full Service Car Wash, Inc. ("Colonial") in exchange for 1,250,991 unregistered shares of the Company's common stock and the assumption of debt and negative working capital of approximately $6,734,000. This transaction has been accounted for using the purchase method of accounting.

On May 18, 1999, the Company acquired certain assets of Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., and Genie Car Service Center, Inc. (collectively, "Genie"). Consideration under the Agreement consisted of 533,333 unregistered shares of common stock of the Company, $1,000,000 of cash, and the issuance of a $4,750,000 promissory note. The assets acquired consist of substantially all of the real estate, equipment, and inventories utilized in the car wash businesses. This transaction has been accounted for using the purchase method of accounting.

On June 1, 1999, the Company acquired substantially all of the assets of Gabe's Plaza Car Wash, Inc. ("Gabe's") in exchange for $210,000 in cash and delivery of a promissory note for $717,000. The transaction has been accounted for using the purchase method of accounting.

On June 22, 1999, the Company acquired substantially all of the assets of the Moorestown Car Wash in exchange for $225,000 and the issuance of 20,930 unregistered shares of common stock of the Company. This transaction has been accounted for using the purchase method of accounting.

4.   Operating Agreements

Currently, the Company is managing several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. These operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax income earned under these operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses.

The results of operations subject to operating agreements in the quarter ended June 30, 1999 were as follows:

          Revenues

          Car wash and detailing services              $3,959,106

          Lube and other automotive services              285,951

          Fuel and merchandise sales                      509,468
                                                       ----------
                                                        4,754,525

          Cost of revenues

          Car wash and detailing services               2,643,375

          Lube and other automotive services              243,266

          Fuel and merchandise sales                      431,500
                                                       ----------
                                                        3,318,141



          SG&A expenses                                   376,514

          Depreciation and amortization                   326,787
                                                       ----------
          Operating income                                733,083



          Interest expense, net                          (338,334)

          Other income                                     54,841
                                                       ----------
          Income earned under operating agreements     $  449,590
                                                       ==========

5. Discontinued Operations

On July 14, 1998, the Company sold substantially all of the assets of its Law Enforcement division within its security products segment for cash of $4,985,651. In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of $650,000. The Company retained the cash and customer accounts receivable from the Law Enforcement division at closing. The Company utilized a portion of the purchase price, $1,725,202, to pay off all outstanding bank debt to FNB under its term loan agreements.

A portion of the purchase price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. On January 20, 1999, $480,000 of the escrow was returned to the Company. The remainder is pending release upon agreement that no claim exists against the Company for which the purchaser is entitled to set off against the escrow funds. Notwithstanding the sale of the Law Enforcement division, the Company continues to fulfill its obligation under a nonassignable Department of Defense contract which is expected to be completed in August of 1999. Accordingly, this contract is included in discontinued operations in the accompanying statements of operations for the three and six months ending June 30, 1999 and 1998.

In the three months ended September 30, 1998, the Company disposed of two wholly-owned subsidiaries, MSP, Inc. (a Colorado distributor) and MSP Retail, Inc. (Colorado retail stores which were operated as Mace Security Centers). The contracts between the Company and the former owners of the distributorship and retail stores allowed the Company to put back the shares of MSP, Inc. and MSP Retail, Inc. to the former owners if certain pre-tax earnings targets were not met within one year following the Company's acquisition. In both cases, the aforementioned subsidiaries failed to make their pre-tax earnings targets. The Company put back the shares of MSP, Inc. to the former owner in exchange for 80,000 shares of the Company that were tendered as consideration in the acquisition of MSP, Inc. In a modified version of the put with respect to MSP Retail, Inc., the Company transferred the net assets of MSP Retail, Inc. to a corporation owned by the former owner in exchange for 176,666 shares of the Company that were tendered as consideration in the acquisition of MSP Retail, Inc. Further, both contracts called for repayment of working capital loaned by the Company to MSP, Inc. and MSP Retail, Inc. The repayment amount as defined by the contracts is the money loaned by the Company reduced by operating losses incurred by the respective subsidiaries during the twelve-month period each was owned by the Company. As a result of the disposition of these subsidiaries, the Company incurred losses of $67,013 and $47,317 related to MSP, Inc. and MSP Retail, Inc., respectively.

6. Change in Management

On May 24, 1999, the Company appointed Louis D. Paolino, Jr., Robert M. Kramer and Gregory M. Krzemien to serve as the Company's President and Chief Executive Officer, Executive Vice President, Secretary and General Counsel, and Chief Financial Officer and Treasurer, respectively. Louis D. Paolino, Jr. and Constantine N. Papadakis also were appointed to the Board of Directors of the Company to fill the vacancies resulting from the resignations of three directors.

7. Commitments and Contingencies

As disclosed in the Company's 1994 Form 10-KSB, on January 25, 1994 a suit was filed by Carmeta Gentles on her own behalf and as a personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a party defendant on February 8, 1995. The plaintiff seeks five million dollars in damages. The Company forwarded this suit to its insurance carrier for defense. Based on discussions with the Company's counsel and insurance carrier, the Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

8. Business Segments Information

The Company currently operates in two separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, and (2) the Security Products sales segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products. The Company commenced its car care operations during the quarter ended June 30,1999. Prior to the current quarter, the Company only operated in the Security Products sales segment. Financial information regarding these two segments is as follows:

          ------------------------------------------------------
                                                Car     Security
                                                Care    Products
          ------------------------------------------------------
                                                (In Thousands)
          Three months ended June 30, 1999

          Revenues from external customers     $ 2,481   $   902

          Intersegment revenues                      -         -

          Segment profit                       $   412   $(1,111)

          Six months ended June 30, 1999

          Revenues from external customers     $ 2,481   $ 1,606

          Intersegment revenues                      -         -

          Segment profit                       $   412   $(1,694)

          Segment assets                       $32,937   $ 6,257
          ------------------------------------------------------



9. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable, inventory valuation allowances, and the Company's estimate of restructuring and change in control charges.

10.Income Taxes

The Company recorded a tax benefit of $350,000 for the six months ended June 30, 1999. The tax benefit reflects the recording of federal and state taxes at a rate of 22%. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1999 is primarily due to the use of net operating loss carryforwards.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended               Six Months Ended
                                                                 -------------------------    ------------------------------
                                                                    6/30/99      6/30/98        6/30/99            6/30/98
                                                                 ------------   ----------    -----------         ----------
Numerator:
 Loss from continuing operations..........................         $ (741,720)  $  (46,940)   $(1,209,925)        $ (287,281)
 Income (loss) from discontinued operations...............             42,301     (375,844)       (71,754)          (559,091)
                                                                 ------------   ----------    -----------         ----------
 Net loss.................................................         $ (699,419)  $ (422,784)   $(1,281,679)        $ (846,372)
                                                                 ============   ==========    ===========         ==========

Denominator:
 Denominator for basic and diluted loss
   per share - weighted average shares....................          8,067,624    7,081,666      7,454,292          7,081,666

Basic and diluted loss per share:
 From continuing operations...............................         $    (0.09)  $    (0.01)   $     (0.16)        $    (0.04)
 From discontinued operations.............................                  -        (0.05)         (0.01)             (0.08)
                                                                 ------------   ----------    -----------         ----------
 Total....................................................         $    (0.09)  $    (0.06)   $     (0.17)        $    (0.12)
                                                                 ============   ==========    ===========         ==========

The Company has outstanding stock options and warrants. However, because all periods presented resulted in net losses, the effect of the options and warrants would be anti-dilutive, thus they have not been presented.

12. Restructuring and Change in Control Charges

In conjunction with the Company's recent change in control, the Company restructured certain of its security products operations and incurred certain other change in control related costs. A restructuring and change in control charge of $1,519,000 was recorded in the second quarter ending June 30, 1999.
Of this charge, $1,267,000 is non-cash in nature consisting of a $218,000 write-off of certain assets and inventories as a result of management exiting certain product lines within the Company's security products segment; a $462,000 write-off of certain deposits and leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $252,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control.

13. Subsequent Events

On March 26, 1999, the Company entered into a Merger Agreement with American Wash Services, Inc. ("AWS"), a car wash company controlled by Mr. Paolino, pursuant to which AWS was merged with and into a wholly-owned subsidiary of the Company on July 1, 1999. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4,687,500, in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Kramer received additional consideration in connection with this merger:

    . Mr. Paolino received a warrant to purchase 1,500,000 shares of Common
      Stock at a purchase price of $1.375 per share;
    . Mr. Paolino received a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.50 per share; and . Mr. Kramer received a warrant to purchase 75,000 shares of Common Stock at a purchase price of $1.375 per share.

On July 1, the Company acquired substantially all the assets of Stephen Bulboff and Stephen B. Properties, Inc. (collectively, "Shammy Shine" or "Stephen Bulboff") in exchange for 1,060,000 unregistered share of common stock of the Company and cash consideration of $1,900,000. Stephen Bulboff owns and operates a total of ten exterior only car washes in Pennsylvania, New Jersey and Delaware. This transaction is expected to be accounted for as a purchase.

On July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS"). Approximately 630,000 shares of unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of ICS. Additionally, the Company assumed approximately $500,000 of ICS debt. ICS is the premier supplier and developer of computerized management control systems for the car wash, lube center and convenience store industries. This transaction is expected to be accounted for as a pooling of interests.

The Company entered into a Stock Purchase Agreement with Eager Beaver Car Wash, Inc. ("Eager Beaver") on June 21, 1999 providing for consideration of approximately 651,400 unregistered shares of common stock of the Company issued in exchange for all of the outstanding shares of Eager Beaver. Additionally, the Company will assume approximately $3.8 million of debt. Eager Beaver owns and operates five full service car washes on the west coast of Florida that provide a complete line of car care services including washing, waxing, and lubrication services. This transaction which is expected to close within the quarter ending September 30, 1999, subject to certain closing conditions, is expected to be accounted for as a pooling of interests .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This quarterly report includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Ongoing Capital Requirements. To the extent that internally generated cash is not sufficient to provide the cash required for future operations, capital expenditures, acquisitions and debt repayment obligations, the Company will require additional equity and/or debt financing in order to provide such cash. The Forward Looking Statements assume that the Company will be able to raise the capital necessary to finance such requirements at rates that are as good as or better than those it is currently experiencing. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company.

Availability of Acquisition Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. There can be no assurance that the Company will succeed in locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate. The Forward Looking Statements assume that a number of acquisition candidates sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisitions at prices comparable to those that the Company has experienced in the past quarter.

Integration. The Company's financial position and results of operations depend to a large extent on the integration of recently acquired businesses. The Forward Looking Statements assume that integration of acquired companies will require from three to six months from the date the acquisition closes. Failure to achieve effective integration in the anticipated time period could have adverse effect on the Company's future results of operations.

Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which are not impacted by an economic downturn. There can be no assurance that an economic downturn will not result in a reduction in the volume of business generated at the Company's operations and/or the price that the Company can charge for its services.

Weather Conditions. Protracted periods of inclement weather adversely affect the Company's operations by interfering with car washing and detailing. The Forward Looking Statements assume that such weather conditions will not occur or that they will be mitigated by the Company's geographic diversification of its operations.

Dependence on Senior Management. The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with car care industry experience will also increase. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within the industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

Year 2000 Systems Modifications. The Company expects to be Year 2000 compliant in a timely manner and expects to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on the Company's business, financial condition, and results of operations and cash flows. There can be no assurances that the systems of customers and vendors on which the Company relies will be converted in a timely manner and will not have an adverse effect on the Company's systems or operations. The Forward-Looking Statements assume that there will be no material adverse effect on the Company's systems or operations related to the Year 2000 issue.

  Results of Operations for the Six Months ended June 30, 1999 Compared to the
                        Six Months Ended June 30, 1998.

Revenues

The Company currently operates in two separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, and (2) the Security Products sales segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products.

  Car Care Services

The Company owns or operates pursuant to operating agreements full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, and Arizona. The Company earns revenues from washing and detailing automobiles; performing lubes, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three and six months ended June 30, 1999 for the car care segment were comprised of approximately 55% car wash and detailing, 19% lube and other automotive services, 8% fuel and merchandise, and 18% from operating agreements.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, the Company believes that the geographic diversity of its operating locations minimizes weather-related influence on its volume.

  Security Products

The Company operates its security products segment in two main divisions, the Consumer Division and the Mace Anti-Crime Bureau Division. The Company's Consumer Division manufactures and markets personal safety, and home and auto security products. These products are sold through retail stores, major discount stores, and at the Company's car care facilities. The Mace Anti-Crime Bureau Division provides expertise in developing and producing criminal deterrent systems for government and law enforcement agencies, and financial institutions.

Cost of Revenues

  Car Care Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

  Security Products

Cost of revenues consists primarily of costs to manufacture the security products including direct labor and related taxes and benefits, and raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, and costs relating to marketing and sales.

The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that will not be consummated.

At June 30, 1999, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $270,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of goodwill and other intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight line method. Goodwill and other intangibles are amortized over their useful lives using the straight line method.

Restructuring and Change in Control Charges

In conjunction with the Company's recent change in control, the Company restructured certain of its security products operations and incurred certain other change in control related costs. A restructuring and change in control charge of $1,519,000 was recorded in the second quarter ending June 30, 1999.
Of this charge, $1,267,000 is non-cash in nature consisting of a $218,000 write-off of certain assets and inventories as a result of management exiting certain product lines within the Company's security products segment; a $462,000 write-off of certain deposits and leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $252,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control.

Other Income and Expense

Other income and expense includes gains and losses on the sale of equipment, asset write-downs, and rental income largely from subletting at the Company's Vermont leased facility.

Taxes

The Company recorded a tax benefit of $350,000 for the six months ended June 30, 1999. The tax benefit reflects the recording of federal and state taxes at a rate of 22%. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1999 is primarily due to the use of net operating loss carryforwards.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                     1999       1998
                                                                  ---------   --------
          Revenues                                                    100.0%     100.0%

          Cost of revenues                                             56.1       51.5

          Selling, general and administrative expenses                 38.4       64.8

          Depreciation and amortization                                 5.5        7.1

          Restructuring and change in control charges                  37.2          -
                                                                  ---------   --------
          Operating loss                                              (37.2)     (23.4)

          Interest expense, net                                        (0.6)      (3.9)

          Other (expense) income                                       (0.4)       6.5
                                                                  ---------   --------
          Loss from continuing operations before income taxes         (38.2)     (20.8)

          Income tax (benefit) expense                                 (8.6)       0.3
                                                                  ---------   --------
          Loss from continuing operations                             (29.6)     (21.1)

          Loss from discontinued operations                            (1.8)     (41.1)
                                                                  ---------   --------
          Net loss                                                    (31.4)%    (62.2)%
                                                                  =========   ========

Revenues

  Car Care Services

Revenues for the six months ended June 30, 1999 totaled $2,481,000, of which $1,357,000, or 55%, was generated from car wash and detailing, $482,000, or 19%, from lube and other automotive services, $193,000, or 8%, from fuel and merchandise sales, and $449,000, or 18%, from income earned under operating agreements.

Currently, the Company is managing several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenue including gross revenue generated by locations under operating agreements was $6,786,000 consisting of $5,316,000, or 79%, from car wash and detailing, $768,000, or 11%, from lube and other automotive services, and $702,000, or 10%, from fuel and merchandise sales.

Because the Company has recently entered the Car Care industry there are no comparative figures for the six months ended June 30, 1998.

  Security Products
  -----------------

Revenues for the six months ended June 30, 1999 were $1,606,000 as compared to $1,361,000 for the six months ended June 30, 1998, an increase of $245,000, or 18%. This increase is primarily attributable to increased sales to the sporting goods market and major discount stores. This increase was partially offset by the elimination of sales in the Company's independent Mace retail stores in the third quarter of 1998.

Cost of Revenues

  Car Care Services

Cost of revenues for the six months ended June 30, 1999 were $1,448,000, or 58% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was 70% of revenues for this segment, with car wash and detailing costs at 66% of respective revenues, lube and other automotive services costs at 85% of respective revenues, and fuel and merchandise costs at 85% of respective revenues.

Because the Company has recently entered the Car Care industry there are no comparative figures for the three months ended June 30, 1998.

  Security Products

Cost of revenues for the six months ended June 30, 1999 were $844,000 compared to $701,000 for the six months ended June 30, 1998. Cost of revenues as a percentage of revenues for the six months ended June 30, 1999, was 53% as compared to 52% for the same period in 1998.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $1,569,000 compared to $882,000 for the six months ended June 30, 1998, an increase of $687,000, or 78%. The primary reason for this increase is the infrastructure established during the three months ended June 30, 1999 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $224,000 for the six months ended June 30, 1999 as compared to $97,000 for the same period in 1998. This increase is the result of entering the Car Care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense.

Taxes

The Company recorded a tax benefit of $350,000 for the six months ended June 30, 1999. The tax benefit reflects the recording of federal and state taxes at a rate of 22%. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1999 is primarily due to the use of net operating loss carryforwards.

 Results of Operations for the Three Months Ended June 30, 1999 Compared to the
                        Three Months Ended June 30, 1998

Revenues

  Car Care Services

Revenues for the three months ended June 30, 1999 totaled $2,481,000, of which $1,357,000, or 55%, was generated from car washing and detailing, $482,000, or 19%, from lube and other automotive services, $193,000, or 8%, from fuel and merchandise sales, and $449,000, or 18%, from income earned under operating agreements.

Currently, the Company is managing several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenues including gross revenue generated by locations under operating agreements was $6,786,000 consisting of $5,316,000, or 79%, from car wash and detailing, $768,000, or 11%, from lube and other automotive services, and $702,000, or 10%, from fuel and merchandise sales.

Because the Company has recently entered the Car Care industry there are no comparative figures for the three months ended June 30, 1998.

  Security Products

Revenues for the three months ended June 30, 1999 were $902,000 as compared to $692,000 for the three months ended June 30, 1998, an increase of $210,000, or 30%. This increase is primarily attributable to increased sales to the sporting goods market and major discount stores. This increase was partially offset by the discontinuance of sales in the Company's retail stores in the third quarter of 1998, as well as promotional discounts given in 1999.

Cost of Revenues

  Car Care Services

Cost of revenues for the three months ended June 30, 1999 were $1,448,000, or 58% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was 70% of revenues for this segment, with car wash and detailing costs at 66% of respective revenues, lube and other automotive services costs at 85% of respective revenues, and fuel and merchandise costs at 85% of respective revenues.

Because the Company has recently entered the Car Care industry there are no comparative figures for the three months ended June 30, 1998.

  Security Products

Cost of revenues for the three months ended June 30, 1999 was 53% as compared to 49% for the same period in 1998. The primary reason for the increase in costs as a percentage of revenues was the effect on revenues of promotional discounts in 1999.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $855,000 compared to $384,000 for the three months ended June 30, 1998, an increase of $471,000, or 123%. The primary reason for the increase is the infrastructure established during the three months ended June 30, 1999 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $136,000 for the three months ended June 30, 1999 as compared to $48,000 for the same period in 1998. This increase is the result of entering the Car Care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense.

Taxes

The Company recorded a tax benefit of $350,000 for the three months ended June 30, 1999. The tax benefit reflects the recording of federal and state taxes at a rate of 32%. An effective tax rate lower than the federal and state statutory rate for the three months ended June 30, 1999 is primarily due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of June 30, 1999, the Company had a working capital deficit of $3.2 million, including cash and cash equivalents of $6.1 million. For the six months ended June 30, 1999, net cash used in operations was approximately $902,000, net cash provided by financing activities was approximately $3.9 million and net cash used in investing activities was approximately $1.1 million resulting in an increase in cash and cash equivalents of $1.9 million. Capital expended during the period included $1.3 million relating to acquisitions and $185,000 for the purchase of operating equipment and real estate.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to expend substantial funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $2.0 million for the remainder of the year ending December 31, 1999. Additionally, on June 30, 1999, the Company's debt totaled approximately $11.0 million consisting primarily of a $4.75 million promissory note related to the acquisition of Genie and approximately $4.9 million of debt with Bank One, Texas N.A. ("Bank One") assumed by the Company in connection with the Colonial acquisition. The company reached an agreement in principle with the sellers of Genie to extend the repayment of the $4.75 million promissory note from August 16, 1999 to November 14, 1999. Additionally, the Bank One debt assumed in the Colonial acquisition matures on January 31, 2000. Although the Company has initiated discussion regarding restructuring and extending the Bank One debt, there is no assurance this will occur. The Company has currently addressed these capital need through the completion of several private placements of the Company's common stock and the consummation of a Stock Purchase Agreement. On June 23, 1999, the Company completed its sale of 392,857 shares pursuant to a Stock Purchase and Sale Agreement with the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P. which provided proceeds of $3.3 million. On July 1, 1999, the Company, pursuant to a Stock Purchase Agreement, sold 3,735,000 shares of the Company's common stock at a price of $1.375 per share to Louis D. Paolino, Jr. and certain individuals designated by Mr. Paolino. Also, on July 1, 1999, the Company consummated a private placement of 1,535,000 shares of its common stock at $2.00 per share to certain accredited investors designated by Mr. Paolino. Total additional net proceeds from the July 1, 1999 Stock Purchase Agreement and the private placement were $8,155,000. The shares sold pursuant to the above Stock Purchase Agreement and private placement are unregistered and thus restricted for one year and are subject to certain selling limitations in the second year. The Company is also actively working with several parties to raise additional funds including a national commercial lending institution with respect to securing a revolving credit facility as well as additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. The Company has mitigated and intends to continue to mitigate the impact of inclement weather through geographic diversification of its operations.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. As a result of this dating limitation, many programs, if not corrected, may fail or may provide inaccurate results at and after the turn of the century. We use information systems and systems imbedded in some of our equipment that carry two digit dating and are thus susceptible to partial or total failure on, before and after December 31, 1999.

To assess and address our internal information systems, we have established a Year 2000 remediation plan consisting of the following phases:

 1. Inventorying our systems and devices, including information technology and non- information technology systems, that are vulnerable to the Year 2000 problem;
 2. Assessing the criticality of our inventoried items;
 3. Remediating our non-compliant items; and
 4. Testing the corrections we have applied.

We have completed phases 1 and 2 and are in the process of completing phases 3 and 4 with an expected completion date of October 31, 1999. To date, the Company has spent approximately $25,000 on the remediation plan. The Company does not anticipate spending more than $150,000 on remediating currently owned internal information systems. The amount of remediation effort has not been and is not anticipated to be extensive due to our use of readily available, off-the-shelf software and hardware products, manufacturers support, and in-house expertise. All costs related to Year 2000 compliance are expensed as incurred.

Additionally, we are surveying our major suppliers as to their Year 2000 compliance and readiness to ensure that we will not experience any interruption in service or other adverse effects as a result of their possible non-compliant computer systems. We will develop contingency plans, if necessary, to address any third party non-compliance

Although we believe our Year 2000 remediation plan will be adequate to address the Year 2000 issue, because the Company is continually acquiring new businesses and locations, it is an on-going process to convert, assess and, if necessary remediate newly acquired systems. This issue is part of our standard due diligence when evaluating potential acquisitions so that remedial efforts, if any, can be evaluated and scheduled.

The Company believes that the combination of our remediation plan, vendor surveys, due diligence in acquisitions, and contingency plans are adequate to address internal and third party year 2000 non compliance. However if we fail to make required remediation efforts, if we do not complete them on time or if our major suppliers experience year 2000 problems in their own operations, the advent of the year 2000 could have a material adverse impact on our operations and financial condition.



PART II
OTHER INFORMATION

Item 2. Changes in Securities

    (c) Private Placements:

       On June 23, 1999, the Company sold 392,857 shares of common stock to the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P. pursuant to a Stock Purchase and Sale Agreement. The purchase price per share was $8.40 providing aggregate proceeds of $3.3 million to the Company.

       On May 17, 1999, the Company acquired through a subsidiary corporation the stock of Colonial Full Service Car Wash, Inc. in exchange for 1,006,089 unregistered shares of the Company's common stock, par value $.01 per share, and the assumption of $6,734,000 of debt. An additional issuance of the Company's common stock of up to 244,902 shares may be completed pending resolution of post-closing obligations.

       On May 18, 1999, the Company acquired certain assets of Genie Car Wash, Inc. of Austin, Genie Car Care Center, Inc. and Genie Car Service Center, Inc. (collectively "Genie") in exchange for 493,333 unregistered shares of the Company's common stock, the delivery of a $4,750,000 promissory note and $1,000,000 cash. An additional issuance of the Company's common stock of up to 40,000 shares may be completed pending the resolution of certain post-closing obligations.

       On June 22, 1999, the Company acquired the assets of Moorestown Car Wash in exchange for 20,930 unregistered shares of the Company's common stock, par value $.01 per share.

       Under the private placement and acquisition described above, the Company has agreed under certain circumstances to register certain of the shares for the above transactions for resale under the Securities Act of 1933 (the "Act"). The sale of the Shares in the private placement and the issuance of the Shares in the aforementioned acquisitions were exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placement was made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placement and issued in the acquisitions may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

Item 4. Submission of Matters to a Vote of Security Holders

On March 26, 1999 and May 25, 1999, the holders of a majority of the Company's issued and outstanding shares of Common Stock approved by written consent the following matters:

       1. The approval and adoption of a series of agreements that resulted in a change of control of the Company and the issuance of greater than twenty percent (20%) of the outstanding shares of Common Stock of the Company (see Item 5 of this Form 10-QSB for a description of these transactions).

       2. The approval and adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 18,000,000 to 200,000,000 and authorized shares of Preferred Stock from 2,000,000 to 50,000,000.

       3.   The approval and adoption of the Company's 1999 Stock Option Plan.

The Nasdaq National Market rules and regulations required the Company to obtain stockholder approval for matters 1 and 3 above. The Delaware General Corporation Law required the Company to obtain stockholder approval for the amendment to the Company's Certificate of Incorporation. In each case, stockholder approval was obtained pursuant to Section 228 of the Delaware General Corporation Law, subject to the expiration of twenty (20) days following the mailing of an information statement to the Company's stockholders under the Exchange Act.

Stockholders of record at the close of business on May 21, 1999 (the "Record Date") received an Information Statement (dated June 8, 1999) describing the prior approval and adoption of the foregoing matters. As of the Record Date, 8,791,705 shares of Common Stock were outstanding, which constituted the only outstanding securities of the Company as of such date. Under the Delaware General Corporation Law, the holders of a majority of the issued and outstanding shares of Common Stock on the Record Date was required to approve the foregoing matters.

     5,300,829 shares of Common Stock of the Company voted to approve each of the foregoing matters, exceeding the 4,395,852 majority vote required for approval.

Item 5. Other Information

The Company historically has operated its business as a well-known producer of less-lethal defense sprays for the consumer market and a marketer of consumer safety and security products.

On March 26, 1999, the Company entered into a series of agreements with Louis D. Paolino, Jr., the Company's current Chairman, President and Chief Executive Officer, and certain affiliates of Mr. Paolino, that would result in a change of control of the Company and the issuance of greater than twenty percent (20%) of the outstanding shares of Common Stock of the Company.

Prior to the closing of the aforementioned transactions, on May 24, 1999, Mr. Paolino was appointed as the Company's President and Chief Executive Officer and, along with Constantine N. Papadakis, was appointed to the Board of Directors. Also on May 24, 1999, Robert M. Kramer was appointed the Company's Secretary, Executive Vice President and General Counsel and Gregory M. Krzemien was appointed the Company's Chief Financial Officer and Treasurer. Mr. Kramer and Mr. Krzemien are members of Mr. Paolino's management team. Mr. Paolino immediately implemented a program to acquire car wash facilities, resulting in a change in the business focus of the Company from personal security products to the acquisition, operation and consolidation of car wash facilities throughout the United States.

On July 1, 1999, Mr. Paolino, along with certain of his affiliates, acquired a majority of the outstanding shares of Common Stock of the Company and thus acquired control of the Company. The first transaction involved the purchase of an aggregate of 3,735,000 unregistered shares of Common Stock for $1.375 per share; 1,935,000 by Mr. Paolino and an aggregate of 1,800,000 by certain members of his management team and certain other individuals designated by Mr. Paolino. These purchases were made pursuant to a Stock Purchase Agreement dated March 26, 1999 (as amended) between the Company and Mr. Paolino. Additional related purchases were also made on July 1, 1999 pursuant to this Stock Purchase
Agreement:

        . Mr. Paolino purchased 1,000,000 shares of Common Stock directly from Jon E. Goodrich, the Company's former President, for $1.375 per share and 100,000 shares of Common Stock directly from each of two other stockholders of Mace for $1.375 per share;
        . Mr. Kramer purchased 50,000 shares of Common Stock directly from Mr. Goodrich for $1.375 per share; and
        . Ten individuals designated by Mr. Paolino purchased an aggregate of 1,850,000 shares of Common Stock for $2.00 per share.

The second transaction involved the merger of American Wash Services, Inc., a car wash facility company controlled by Mr. Paolino, with and into a wholly-owned subsidiary of the Company. The merger was completed on July 1, 1999. Mr. Paolino and Red Mountain Holdings, Ltd., American Wash's other shareholder, received in exchange for all of the shares of American Wash, $4,687,500, in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Kramer received additional consideration in connection with this merger:

        . Mr. Paolino received a warrant to purchase 1,500,000 shares of Common Stock at a purchase price of $1.375 per share;
        . Mr. Paolino received a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.50 per share (which has subsequently been assigned); and
        . Mr. Kramer received a warrant to purchase 75,000 shares of Common Stock at a purchase price of $1.375 per share.

In connection with these transactions, the Company's Board of Directors was restructured. Mr. Paolino was appointed as the Company's Chairman, effective July 1, 1999. The members of the Board of Directors, other than Mr. Goodrich, Mr. Paolino and Dr. Papadakis, resigned and were replaced by Mr. Kramer, Matthew
J. Paolino and Rodney R. Proto, effective July 1, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

            3.1  Certificate of Incorporation of Mace Security International,
                 Inc.

            3.2 Certificate of Amendment of Certificate of Incorporation of Mace Security International, Inc.

          *10.75 Stock Purchase Agreement dated as of February 4, 1999, by and between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch and Gunter Rauch and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 17, 1999 (the "May 17, 1999 Form 8-K"))+

          *10.76 Amendment Number One to Stock Purchase Agreement dated April 1,
                 1999, between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch, Gunter Rauch and Steven Sims and American Wash Services, Inc. (Exhibit
                 2.2 to the May 17, 1999 Form 8-K)

          *10.77 Assignment dated May 17, 1999 between Mace Security
                 International, Inc., Mace Anti Crime Bureau, Inc., and American Wash Services, Inc. (Exhibit 2.3 to the May 17, 1999 Form 8-K)

          *10.78 Car Wash Asset Purchase/Sale Agreement dated July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 18, 1999 (the "May 18, 1999 Form 8-K"))+

          *10.79 First Amendment to Car Wash Asset Purchase/Sale Agreement effective July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC (Exhibit 2.2 to the May 18, 1999 Form 8-K)

          *10.80 Second Amendment to Car Wash Asset Purchase/Sale Agreement effective April 29, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.3 to the May 18, 1999 Form 8-K)

          *10.81 Third Amendment to Car Wash Asset Purchase/Sale Agreement effective May 17, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.4 to the May 18, 1999 Form 8-K)

          *10.82 Fourth Amendment to Car Wash Asset Purchase/Sale Agreement effective May 18, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.5 to the May 18, 1999 Form 8-K)

          *10.83 Promissory Note in the amount of $4,750,000 by Mace Car Wash-
                 Arizona, Inc., dated May 18, 1999, payable to Mike W. Cornett as collecting agent for Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornett Limited Partnership. (Exhibit 2.6 to the May 18, 1999 Form 8-K)

          *10.84 Security Agreement dated May 18, 1999 between Mace Car Wash-
                 Arizona, Inc. and Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornet Limited Partnership. (Exhibit 2.7 to the May 18, 1999 Form 8-K)

          *10.85 Agreement of Sale dated as of April 22, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1999 (the "June 1, 1999 Form 8-K"))+

          *10.86 First Amendment to Agreement of Sale dated as of May 10, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.2 to the June 1, 1999 Form 8-K)

          *10.87 Assignment dated May 17, 1999 between Mace Security International, Inc. and Red Mountain Holdings, Inc. (Exhibit
                  2.3 to the June 1, 1999 Form 8-K)

          *10.88 Agreement of Sale dated as of April 23, 1999 by and among American Wash Services, Inc. and Mario DeBerardinis and Jennifer DeBerardinis. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1999 (the "June 22, 1999 Form 8-K"))+

          *10.89 Assignment dated June 15, 1999 between Mace Security International, Inc. and American Wash Services, Inc. (Exhibit
                  2.2 to the June 22, 1999 Form 8-K)

          *10.90 Merger Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Red Mountain Holding, Ltd. on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 AWS Form 8-K"))+

          *10.91 Amendment No. 1 to the Merger Agreement dated as of April 13, 1999. (Exhibit 2.2 to the July 1, 1999 AWS Form 8-K)

          *10.92 Amendment No. 2 to the Merger Agreement dated as of May 24, 1999. (Exhibit 2.3 to the July 1, 1999 AWS Form 8-K)

          *10.93 The Stock Purchase Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Mace Security International, Inc. (Exhibit 2.4 to the July 1, 1999 AWS Form 8-K)+

          *10.94 Amendment No. 1 to the Stock Purchase Agreement dated as of April 13, 1999. (Exhibit 2.5 to the July 1, 1999 AWS Form 8-K)

          *10.95 Amendment No. 2 to the Stock Purchase Agreement dated as of May 24, 1999 (Exhibit 2.6 to the July 1, 1999 AWS Form 8-K)

          *10.96 The Real Estate and Asset Purchase Agreement dated as of March 8, 1999, among Stephen B. Properties, Inc., Stephen Bulboff, and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 Form 8-K"))+

          *10.97 Lease Assignment and Assumption Agreement dated July 1, 1999 among Mace Wash, Inc., a wholly-owned subsidiary of Mace Security International, Inc., Stephen B. Properties, Inc., Stephen Bulboff and American Wash Services, Inc. (Exhibit 2.2 to the July 1, 1999)

           10.98  Mace Security International, Inc. 1999 Stock Option Plan

           10.99 Operating Agreement between Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC and Mace Car Wash, Inc.

          10.100 Employment Contract between Mace Security International, Inc. and Louis D. Paolino, Jr.

          10.101 Employment Contract between Mace Security International, Inc. and Michael Fazio.

          10.102 Stock Purchase Agreement and Sale Agreement dated June 23, 1999 among Mace Security International, Inc. and the Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P.

          27     Financial Data Schedules (Electronic filed only).
          ______________________________________________________________________

                 * Incorporated by reference as indicated to the Company's
                   Current Reports on Form 8-K.

                 + Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

   (b)    Current Reports on Form 8-K or 8-K/A:

          On May 28, 1999, the Company filed a report on Form 8-K dated May 17, 1999, under Item 2 to report the acquisition of the capital stock of Colonial Full Service Car Wash, Inc. ("Colonial"). Historic financial statements of Colonial and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on July 30, 1999.

          On June 1, 1999, the Company filed a report on Form 8-K dated May 18, 1999, under Item 2 to report the acquisition by its wholly owned subsidiary Mace Car Wash - Arizona, Inc. of the assets of Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., and Genie Car Service Center, Inc. (collectively "Genie"). Historic combined financial statements of Genie and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on August 2, 1999.

          On June 2, 1999, the Company filed a report on Form 8-K dated May 26, 1999 under Item 4 to report a change in the Company's Certifying Accountants.

          On June 15, 1999, the Company filed a report on Form 8-K dated June 1, 1999 under Item 2 to report the acquisition of Gabe's Plaza Car Wash, Inc ("Gabe's"). Historic combined financial statements of Gabe's and pro forma financial information of the Company required under "Item 7:
          Financial Statements and Exhibits" are not required to be filed.

          On June 18, 1999, the Company filed a report on Form 8-K/A dated May 26, 1999 under Item 4 to file a revised letter from the Company's prior independent accountants relating to the change in the Company's Certifying Accountants.

           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Mace Security International, Inc.

            BY: /s/ Louis D. Paolino, Jr.
                -----------------------------------------
                Louis D. Paolino, Jr., Chairman

            BY: /s/ Gregory M. Krzemien
                -----------------------------------------
                Gregory M. Krzemien, Chief Financial Officer

            BY: /s/ Ronald R. Pirollo
                -----------------------------------------
                Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE:   August 13, 1999

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1            Certificate of Incorporation of Mace Security International, Inc.

3.2 Certificate of Amendment of Certificate of Incorporation of Mace Security International, Inc.

10.98          Mace Security International, Inc. 1999 Stock Option Plan

10.99 Operating Agreement between Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC and Mace Car Wash, Inc.

10.100 Employment Contract between Mace Security International, Inc. and Louis D. Paolino, Jr.

10.101 Employment Contract between Mace Security International, Inc. and Michael Fazio.

10.102 Stock Purchase Agreement and Sale Agreement dated June 23, 1999 among Mace Security International, Inc. and the Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P.