Form 10QSB
period 1999-09-30
MACE SECURITY INTERNATIONAL INC
filed 1999-11-12
CIK 912607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NO. 0-22810


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
                (Former Address of Principal Executive Offices)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ----       ----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

          As of November 9, 1999 21,712,942 Shares of Common Stock

                       Mace Security International, Inc.

                                  Form 10-QSB
                        Quarter Ended September 30, 1999



                                   Contents

                                                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets - September 30, 1999
     and December 31, 1998 (Restated)                                                                       2

 Condensed Consolidated Statements of Operations for the three
     months ended September 30, 1999 and 1998 (Restated)                                                    4

 Condensed Consolidated Statements of Operations for the nine
     months ended September 30, 1999 and 1998 (Restated)                                                    5

 Condensed Consolidated Statement of Stockholders' Equity
     for the nine months ended September 30, 1999                                                           6

 Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1999 and 1998 (Restated)                                               7

 Notes to Condensed Consolidated Financial Statements                                                       8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                     16

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities                                                                            25
Item 5 -  Other Information                                                                                26
Item 6 -  Exhibits and Reports on Form 8-K                                                                 27

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

                       MACE SECURITY INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                              SEPTEMBER 30,   DECEMBER 31,
                           ASSETS                                  1999           1998
                                                             --------------  -------------
                                                                               (Restated)
Current assets:
 Cash and cash equivalents (including escrow of $120,000
   in 1999 and $610,800 in 1998)                                $ 3,911,692    $ 4,672,695
   Accounts receivable, less allowance for doubtful
   accounts of $79,500 and $123,200                               1,836,600      1,522,709
 Inventory                                                        2,360,116      1,761,618
 Deferred income taxes                                              730,376              -
 Prepaid expenses and other current assets                        1,074,868        299,873
                                                             --------------  -------------
Total current assets                                              9,913,652      8,256,895
Property and equipment:
 Land                                                            21,250,425      2,129,855
 Buildings and leasehold improvements                            16,873,460      3,930,558
 Machinery and equipment                                          4,159,730      2,626,072
 Furniture and fixtures                                             323,242        236,864
                                                             --------------  -------------
Total property and equipment                                     42,606,857      8,923,349
Accumulated depreciation                                         (3,572,149)    (3,378,974)
                                                             --------------  -------------
                                                                 39,034,708      5,544,375


Net assets of discontinued operations                                33,000        326,835
Excess cost over fair market value of net assets acquired,
 net of $100,000 accumulated amortization                        11,415,965              -
Other intangible assets, net of $1,115,000 and
 $1,014,000 accumulated amortization                              1,048,203      1,020,702
Notes receivable from shareholders/officers                          61,900        543,985
Other assets                                                      1,961,684        233,190
                                                             --------------  -------------
TOTAL ASSETS                                                    $63,469,112    $15,925,982
                                                             ==============  =============


                                                             SEPTEMBER 30,   DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                   1999           1998
                                                             --------------  -------------
                                                                              (Restated)
Current liabilities:
 Accounts payable                                              $ 1,532,033    $   644,021
 Accrued expenses and other current liabilities                  2,675,380        571,820
 Income taxes payable                                              151,663              -
 Current portion of long-term debt                              10,416,965      1,035,894
 Current portion of capital lease obligations                       24,954              -
 Note payable to shareholder                                       252,923          8,063
 Deferred revenue                                                  240,601        235,604
                                                             --------------  -------------
Total current liabilities                                       15,294,519      2,495,402


Deferred income taxes                                            1,826,877              -
Long-term debt, net of current portion                           4,647,781      4,114,457
Capital lease obligations, net of current portion                    2,279              -
Other liabilities                                                3,104,998              -


Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 200,000,000
    Issued and outstanding shares 17,517,942 and 8,179,620         175,179         81,796
  Additional paid-in capital                                    46,277,398     14,272,243
 Accumulated deficit                                            (7,807,531)    (4,985,528)
                                                             --------------  -------------
                                                                38,645,046      9,368,511
 Less treasury stock at cost - 256,666 common shares               (52,388)       (52,388)
                                                             --------------  -------------
Total stockholders' equity                                      38,592,658      9,316,123
                                                             --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $63,469,112    $15,925,982
                                                             ==============  =============

                            See accompanying notes.

                       MACE SECURITY INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                    -----------------------------
                                                                             1999         1998
                                                                    ----------------  -----------
                                                                                       (Restated)
Revenues:
 Car wash and detailing services                                         $ 5,133,542   $  804,400
 Lube and other automotive services                                        1,024,880       13,877
 Fuel and merchandise sales                                                  642,329       54,360
 Security product sales                                                      692,413      718,871
 Computer products and services                                              786,137      585,020
 Operating agreements                                                         46,199            -
                                                                    ----------------  -----------
                                                                           8,325,500    2,176,528
Cost of revenues:
 Car wash and detailing services                                           3,415,808      553,205
 Lube and other automotive services                                          693,983       11,517
 Fuel and merchandise sales                                                  529,722       36,110
 Security product sales                                                      345,228      346,725
 Computer products and services                                              457,865      359,547
                                                                    ----------------  -----------
                                                                           5,442,606    1,307,104
Selling, general and administrative expenses                               1,725,409      697,458
Depreciation and amortization                                                322,469      168,418
Merger costs                                                               1,875,000            -
Restructuring and change in control charges                                        -            -
                                                                    ----------------  -----------
Operating (loss) income                                                   (1,039,984)       3,548

Interest expense, net                                                       (352,300)     (45,327)
Other income                                                                 132,578       67,594
                                                                    ----------------  -----------
(Loss) income from continuing operations before income taxes              (1,259,706)      25,815

Income tax (benefit) expense                                                (334,875)         302
                                                                    ----------------  -----------

(Loss) income from continuing operations                                    (924,831)      25,513

Income from discontinued operations, net of
 $0 applicable income taxes                                                   95,786       60,799
                                                                    ----------------  -----------

Net (loss) income                                                        $  (829,045)  $   86,312
                                                                    ================  ===========

Basic (loss) income per share
 From continuing operations                                              $     (0.05)  $  -
 From discontinued operations                                                      -         0.01
                                                                    ----------------  -----------
 Total                                                                   $     (0.05)  $     0.01
                                                                    ================  ===========

Weighted average number of shares outstanding                             17,245,702    8,317,880
                                                                    ================  ===========

Diluted (loss) income per share
 From continuing operations                                              $     (0.05)  $  -
 From discontinued operations                                                      -         0.01
                                                                    ----------------  -----------
 Total                                                                   $     (0.05)  $     0.01
                                                                    ================  ===========

Weighted average number of shares outstanding                             17,245,702    8,327,890
                                                                    ================  ===========

                            See accompanying notes.

                       MACE SECURITY INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                       1999           1998
                                                    -----------    ----------
                                                                  (Restated)
Revenues:
 Car wash and detailing services                    $ 8,923,466    $3,206,576
 Lube and other automotive services                   1,566,581        47,667
 Fuel and merchandise sales                             971,866       202,831
 Security product sales                               2,298,411     2,079,981
 Computer products and services                       2,399,341     1,113,479
 Operating Agreements                                   480,838             -
                                                    -----------    ----------
                                                     16,640,503     6,650,534
Cost of revenues:
 Car wash and detailing services                      5,623,225     1,902,772
 Lube and other automotive services                   1,151,600        40,621
 Fuel and merchandise sales                             780,634       128,589
 Security product sales                               1,189,570       933,913
 Computer products and services                       1,427,418       559,945
                                                    -----------    ----------
                                                     10,172,447     3,565,840
Selling, general and administrative expenses          4,204,790     2,221,415
Depreciation and amortization                           645,399       559,115
Merger costs                                          1,875,000             -
Restructuring and change in control charges           1,519,000             -
                                                    -----------    ----------

Operating (loss) income                              (1,776,133)      304,164

Interest expense, net                                  (547,726)     (285,240)
Other (expense) income                                  147,913       154,229
                                                    -----------    ----------
(Loss) income from continuing operations before
 income taxes                                        (2,175,946)      173,153

Income tax (benefit) expense                           (684,875)        4,198
                                                    -----------    ----------

(Loss) income from continuing operations             (1,491,071)      168,955

Income (loss) from discontinued operations,
 net of $0 applicable income taxes                       24,032      (498,296)
                                                    -----------    ----------

Net loss                                            $(1,467,039)   $ (329,341)
                                                    ===========    ==========

Basic (loss) income per share:
 From continuing operations                              $(0.13)   $     0.02
 From discontinued operations                                 -         (0.06)
                                                    -----------    ----------
 Total                                                   $(0.13)   $    (0.04)
                                                    ===========    ==========

Weighted average number of shares outstanding        11,652,009     8,396,384
                                                    ===========    ==========

Diluted (loss) income per share:
 From continuing operations                              $(0.13)   $     0.02
 From discontinued operations                                 -         (0.06)
                                                    -----------    ----------
 Total                                                   $(0.13)   $    (0.04)
                                                    ===========    ==========

Weighted average number of shares outstanding        11,652,009     8,403,998
                                                    ===========    ==========

                            See accompanying notes.

                       MACE SECURITY INTERNATIONAL, INC.


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           ADDITIONAL
                                                COMMON      PAID-IN      ACCUMULATED    TREASURY
                                                 STOCK      CAPITAL        DEFICIT       STOCK         TOTAL
                                                --------   -----------   -----------    --------    -----------
Balance at
 December 31, 1998..........................    $ 81,796   $14,272,243   $(4,985,528)   $(52,388)   $ 9,316,123

Exercise of common stock
 options and warrants.......................       6,104       813,905                                  820,009

Proceeds from sale of 5,965,952 shares of
 common stock net of issuance expense of
 $75,334....................................      59,660    13,500,631                               13,560,291

Common stock issued in
 purchase acquisitions......................      27,361    12,483,261                               12,510,622

Warrants issued in purchase acquisition....                  4,369,000                                4,369,000

Effect of variable option vesting on change
 in control................................                    587,000                                  587,000

Stock issued to satisfy debt obligation....          258       251,358                                  251,616

Net loss...................................                               (1,467,039)                (1,467,039)

Transactions of pooled company.............                                  (76,732)                   (76,732)

Dividends paid to former stockholders of
 pooled companies..........................                               (1,278,232)                (1,278,232)
                                                --------   -----------   -----------    --------    -----------

Balance at September 30, 1999                   $175,179   $46,277,398   $(7,807,531)   $(52,388)   $38,592,658
                                                ========   ===========   ===========    ========    ===========


                            See accompanying notes.

                       MACE SECURITY INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                  1999           1998
                                                              ------------   -----------
                                                                             (Restated)
OPERATING ACTIVITIES
Net loss                                                      $ (1,467,039)  $  (329,341)
Adjustments to reconcile net loss
 to net cash (used in) provided by operating activities:
 Depreciation and amortization                                     645,399       559,115
 Provision for losses on receivables                               126,797        33,719
 Deferred income taxes                                            (534,875)            -
 Non-cash portion of restructuring and change in
  control charges                                                1,267,000             -

 Changes in operating assets and liabilities:
  Accounts receivable                                             (414,410)      146,836
  Inventory                                                       (365,374)     (161,986)
  Accounts payable                                                (542,330)       59,305
  Accrued expenses                                                 183,704       (87,153)
  Income taxes                                                    (168,383)       (6,405)
  Prepaid expenses and other current assets                       (775,539)       76,473
  Discontinued operations                                          293,835     4,901,105
  Other                                                            160,760       492,999
                                                              ------------   -----------
Net cash (used in) provided by operating activities             (1,590,455)    5,684,667

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                 (8,364,008)            -
Purchase of property and equipment                                (748,329)     (207,204)
Payments for intangibles                                          (125,718)      (41,054)
Payments received on notes receivable from shareholder             891,916       241,835
Deposits and other prepaid costs on future acquisitions         (1,721,374)            -
                                                              ------------   -----------
Net cash used in investing activities                          (10,067,513)       (6,423)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long term debt and
 capital lease obligations                                          76,836       203,115
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                  (2,526,799)   (1,911,634)
Proceeds from issuance of common stock, net of
 offering costs                                                 14,380,300         1,170
Net borrowings (payments) on note payable
 to shareholder                                                    244,860        (3,163)
Dividends paid to former stockholders of pooled companies       (1,278,232)     (500,241)
                                                              ------------   -----------
Net cash provided by (used in) financing activities             10,896,965    (2,210,753)
                                                              ------------   -----------
Net (decrease) increase in cash and cash equivalents              (761,003)    3,467,491

Cash and cash equivalents at beginning of period                 4,672,695     1,531,806
                                                              ------------   -----------
Cash and cash equivalents at end of period                    $  3,911,692   $ 4,999,297
                                                              ============   ===========

                            See accompanying notes.

                       MACE SECURITY INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated previous financial information for the three and nine months ending September 30, 1998 to reflect the acquisitions of Innovative Control Systems, Inc. ("ICS") on July 9, 1999, 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. ("50's Classic") on August 25, 1999, and Eager Beaver Car Wash, Inc. ("Eager Beaver") on September 9, 1999, all accounted for as poolings of interests. Additionally, the balance sheet at December 31, 1998 has been restated to reflect the ICS, 50's Classic, and Eager Beaver acquisitions. The fiscal year end of Eager Beaver was January 31. The consolidated results of operations of the Company for the nine months ended September 30, 1999 and 1998 include the results of operations of Eager Beaver for the same period while the restated December 31, 1998 balance sheet includes the accounts of Eager Beaver at January 31, 1999. A net decrease to equity of $76,732 has been made to reflect the activity of Eager Beaver for the month of January 1999. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Since April 1, 1999, and including the consummation of the Millennia acquisition on October 29, 1999, the Company has acquired 58 car care facilities through the acquisition of 13 separate businesses, including 45 full service facilities, one self service facility, and 13 exterior only facilities in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona. Additionally, the Company is managing, under an operating agreement, one full serve facility in Arizona which includes a lube and repair center.

Of the total 11 acquisitions completed through September 30, 1999, eight were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty-five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and will be finalized within one year from the date of acquisition.

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

On July 1, 1999, the Company completed, pursuant to a Merger Agreement dated March 26, 1999, its merger with American Wash Services, Inc. ("AWS"), a car wash company controlled by Mr. Paolino, pursuant to which AWS was merged with and into a wholly-owned subsidiary of the Company. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4,687,500, in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Robert M. Kramer, the current Executive Vice President and General Counsel of the Company, received additional consideration in connection with this merger:

   .Mr. Paolino received a warrant to purchase 1,500,000 shares of Common Stock at a purchase price of $1.375 per share;
   .Mr. Paolino received a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.50 per share; and .Mr. Kramer received a warrant to purchase 75,000 shares of Common Stock at a purchase price of $1.375 per share.

The transaction has been accounted for as a purchase.

On July 1, 1999, the Company acquired substantially all the assets of Stephen Bulboff and Stephen B. Properties, Inc. (collectively, "Shammy Shine" or "Stephen Bulboff") in exchange for 860,000 unregistered shares of common stock of the Company and cash consideration of $1,900,000. Stephen Bulboff owns and operates a total of ten exterior only car washes in Pennsylvania, New Jersey and Delaware. This transaction has been accounted for as a purchase.

On August 24, 1999, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Shammy Man Car Wash ("Shammy Man") in exchange for 62,649 unregistered shares of common stock cash consideration of $475,000 and the assumption of approximately $400,000 of debt. This transaction has been accounted for using the purchase method of accounting.

On September 9, 1999, the Company acquired all of the assets of Quaker Car Wash, Inc. ("Quaker") in exchange for 224,072 unregistered shares of common stock and approximately $1,055,000 of cash consideration. This has been accounted for using the purchase method of accounting.

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD

On July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS"). Approximately 604,000 shares of unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of ICS. Additionally, the Company assumed approximately $750,000 of ICS's debt. ICS is the premier supplier and developer of computerized management control systems for the car wash, lube center and convenience store industries. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of ICS for all periods presented.

On August 25, 1999, the Company acquired all of the outstanding shares of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. (collectively, "50's Classic"). Approximately 91,700 shares of unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of 50's Classic. Additionally, the Company assumed at closing approximately $617,000 of 50's Classic debt. 50's Classic owns and operates a full service car wash in Lubbock, Texas. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of 50's Classic for all periods presented.

On September 9, 1999, the Company acquired all of the outstanding shares of Eager Beaver Car Wash, Inc. ("Eager Beaver") for consideration of approximately 659,200 unregistered shares of common stock of the Company issued in exchange for all of the outstanding shares of Eager Beaver. Additionally, the Company assumed approximately $3.8 million of debt. Eager Beaver owns and operates five full service car washes on the west coast of Florida that provide a complete line of car care services including washing, waxing, and lubrication services. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of Eager Beaver for all periods presented.

Combined and separate results of operations of the Company, ICS, 50's Classic, and Eager Beaver for the nine months ended September 30, 1999 and 1998 are as follows:


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                        REVENUES  NET INCOME
                                        --------  ----------
                                           (In Thousands)
Mace Security International, Inc.        $10,602     $  (786)
Innovative Control Systems, Inc.           2,399         (25)  (1)
50's Classic Car Wash                        628         (58)  (1)
Eager Beaver Car Wash                      3,012        (598)  (1)
                                        --------  ----------
Combined                                 $16,641     $(1,467)
                                        ========  ==========

NINE MONTHS ENDED SEPTEMBER 30, 1998
                                        REVENUES  NET INCOME
                                        --------  ----------
                                           (In Thousands)
Mace Security International, Inc.        $ 2,080     $  (798)
Innovative Control Systems, Inc.           1,113          32
50's Classic Car Wash                        606          76
Eager Beaver Car Wash                      2,851         361
                                        --------  ----------
Combined                                 $ 6,650     $  (329)
                                        ========  ==========

(1) Includes merger costs and related tax provision.

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

The results of operations subject to operating agreements in the three and nine months ended September 30, 1999 were as follows:

                                                  THREE MONTHS    NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30    SEPTEMBER 30
                                                 -------------   ------------
REVENUES
Car wash and detailing services                     $3,424,199     $7,321,825
Lube and other automotive services                     280,345        566,296
Fuel and merchandise sales                             406,615        908,746
                                                 -------------   ------------
                                                     4,111,159      8,796,867
COST OF REVENUES
Car wash and detailing services                      2,408,622      5,016,466
Lube and other automotive services                     287,090        530,356
Fuel and merchandise sales                             386,577        811,139
                                                 -------------   ------------
                                                     3,082,289      6,357,961

Selling, general, and administrative expenses          419,380        785,156
Depreciation and amortization                          305,759        631,756
                                                 -------------   ------------
Operating income                                       303,731      1,021,994

Interest expense, net                                 (311,997)      (650,331)
Other income                                            54,465        109,175
                                                 -------------   ------------
Income earned under operating agreements            $   46,199     $  480,838
                                                 =============   ============

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

A portion of the purchase price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. On January 20, 1999, $480,000 of the escrow was returned to the Company. The remainder is pending release upon agreement that no claim exists against the Company for which the purchaser is entitled to set off against the escrow funds. Notwithstanding the sale of the Law Enforcement division, the Company continues to fulfill its obligation under a nonassignable Department of Defense contract which is expected to be completed in the fourth quarter of 1999. Accordingly, this contract is included in discontinued operations in the accompanying statements of operations for the three and nine months ending September 30, 1999 and 1998.

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

7.   COMMITMENTS AND CONTINGENCIES

As disclosed in the Company's 1994 Form 10-KSB, on January 25, 1994 a suit was filed by Carmeta Gentles on her own behalf and as a personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a third party defendant on February 8, 1995. The plaintiff seeks five million dollars in damages. The Company forwarded this suit to its insurance carrier for defense. Based on discussions with the Company's counsel and insurance carrier, the Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

8.   BUSINESS SEGMENTS INFORMATION

The Company currently operates in three separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, (2) the Security Products sales segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products, and (3) the Computer Hardware and Software Products and Services segment. Financial information regarding these three segments is as follows:

                                                                 COMPUTER
                                            CAR     SECURITY     PRODUCTS
                                           CARE     PRODUCTS   AND SERVICES
                                           ------   --------   ------------
                                                   (In Thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers          $ 6,848    $   692         $  786
Intersegment revenues                     $     -    $    10         $  291
Segment loss                              $  (721)   $   (88)        $  (20)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers          $11,944    $ 2,298         $2,399
Intersegment revenues                     $     -    $    10         $  291
Segment income (loss)                     $   247    $(1,782)        $   68
Segment assets                            $58,405    $ 4,382         $  682
THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers          $   873    $   719         $  585
Intersegment revenues                     $     -    $     -         $    -
Segment (loss) income                     $   (20)   $    48         $   58
NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers          $ 3,457    $ 2,080         $1,113
Intersegment revenues                     $     -    $     -         $    -
Segment income (loss)                     $   437    $  (798)        $   32
                                          -------    -------         ------

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

10.  INCOME TAXES

The Company recorded a tax benefit of $685,000 for the nine months ended September 30, 1999. The net benefit is comprised of a benefit of approximately $1.0 million of Federal and State taxes at statutory rates, and a $330,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 1999 is primarily due to the use of net operating loss carryforwards, income from pooled companies which were taxed as S Corporations, and the one-time effect of the charge from the pooled company acquisitions.

11.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                    Nine Months Ended
                                            ---------------------------  -------------------------------
                                                  9/30/99      9/30/98       9/30/99             9/30/98
                                            -------------   ----------   -----------          ----------
Numerator:
 (Loss) income from continuing operations     $  (924,831)  $   25,513   $(1,491,071)         $  168,955
 Income (loss) from discontinued operations        95,786       60,799        24,032            (498,296)
                                            -------------   ----------   -----------          ----------
 Net(loss) income                             $  (829,045)  $   86,312   $(1,467,039)         $ (329,341)
                                            =============   ==========   ===========          ==========

Denominator:
 Denominator for basic loss (income)
   per share - weighted average shares         17,245,702    8,317,880    11,652,009           8,396,384

 Dilutive effect of options and warrants                -       10,010             -               7,614
                                            -------------   ----------   -----------          ----------
 Denominator for diluted (loss) income
   per share - weighted average shares         17,245,702    8,327,890    11,652,009           8,403,998
                                            =============   ==========   ===========          ==========

Basic (loss) income per share:
 From continuing operations                   $     (0.05)  $        -   $     (0.13)         $     0.02
 From discontinued operations                           -         0.01             -               (0.06)
                                            -------------   ----------   -----------          ----------
 Total                                        $     (0.05)  $     0.01   $     (0.13)         $    (0.04)
                                            =============   ==========   ===========          ==========

Diluted (loss) income per share:
 From continuing operations                   $     (0.05)  $        -   $     (0.13)         $     0.02
 From discontinued operations                           -         0.01             -               (0.06)
                                            -------------   ----------   -----------          ----------
 Total                                        $     (0.05)  $     0.01   $     (0.13)         $    (0.04)
                                            =============   ==========   ===========          ==========

The Company has outstanding stock options and warrants. However, because both the three and nine month periods ending September 30, 1999 resulted in losses from continuing operations, the effect of the options and warrants would be anti-dilutive.

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

13. MERGER COSTS

Merger costs include transaction related expenses, contractual costs, severance and other termination benefits and certain other direct incremental costs incurred in connection with acquisitions accounted for under the pooling of interests method. Transition costs, principally related to integrating the operations, are recorded as merger costs when incurred. A charge of $1,875,000 was recorded for merger costs during the quarter ended September 30, 1999. As of September 30, 1999, approximately $1,425,000 of this amount has been paid and approximately $450,000 is included in accrued expenses and other current liabilities on the consolidated balance sheet.

14.   SUBSEQUENT EVENTS

On October 18, 1999, the Company, through a wholly owned subsidiary, acquired all of the car wash related assets of White Glove Car Wash ("White Glove") located in Tempe, Arizona. Consideration consisted of 38,095 unregistered shares of common stock of the Company, $130,000 of cash, and the issuance of a $345,000 promissory note. The transaction will be accounted for using the purchase method of accounting.

On October 29, 1999, the Company acquired certain real estate and car wash equipment from Ince Car Wash, Inc. for cash consideration of approximately $200,000 and the assumption of $2.1 million of long-term debt. The assets will be used by the Company to operate a full service car wash, fuel center and convenience store in Lubbock, Texas.

Additionally, on October 29, 1999, the Company consummated the acquisition of Millennia Car Wash L.L.C. ("Millennia") which the Company has operated under an operating agreement since March 31, 1999. Millennia consists of 11 full service car washes in the Phoenix, Arizona market and six full service car washes in the San Antonio, Texas market as well as a total of five lube and repair centers, eight fuel sales operations, and 17 convenience stores. Consideration under the agreement, as amended, consisted of 3,500,000 unregistered shares of common stock of the Company and the assumption of approximately $15.0 million of long-term debt. The transaction will be accounted for using the purchase method of accounting.

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

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                   THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

The Company currently operates in three separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, (2) the Security Products sales segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products, and (3) the Computer Hardware and Software Products and Services segment, developing and manufacturing specialty point of sale and control software for principally the car care industries.

  CAR CARE SERVICES

The Company owns or operates pursuant to operating agreements full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 1999 for the car care segment were comprised of approximately 75% car wash and detailing, 13% lube and other automotive services, 8% fuel and merchandise, and 4% from operating agreements.

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

  COMPUTER PRODUCTS AND SERVICES

The Company's computer products and service segment is a developer, manufacturer and retailer of specialty point of sale and control software for principally the car care industries. Its primary product, a software package called "Tunnel Master", provides car wash equipment control, point of sale and management information and a software product which provides management and control of lube operations. The software is usually sold as a package with computer hardware, car wash tunnel controller equipment and customer service support contracts. Another software product being marketed is called "Vision Master" which allows users to access cameras and view operations remotely using a personal computer from anywhere in the world. These products and services are sold direct and through independent distributors.

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

  COMPUTER PRODUCTS AND SERVICES

Cost of revenues consists primarily of costs to develop, manufacture or purchase the computer software and equipment, including direct labor and related taxes and benefits, and raw material costs as well as computer support staff salaries and related taxes and benefits.

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

At September 30, 1999, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $436,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

MERGER, RESTRUCTURING AND CHANGE IN CONTROL CHARGES

Merger related costs of $1,875,000 were recorded in the third quarter ending September 30, 1999 relating to the Company's acquisitions of ICS, 50's Classic and Eager Beaver all of which were accounted for as pooling of interests transactions. Merger costs include transaction related expenses, contractual costs, severance and other termination benefits and certain other direct incremental costs incurred in connection with acquisitions accounted for under the pooling of interests method. Transition costs, principally related to integrating the operations, are recorded as merger costs when incurred.

Additionally, in conjunction with the Company's recent change in control, the Company restructured certain of its security products operations and incurred certain other change in control related costs. A restructuring and change in control charge of $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,267,000 is non-cash in nature consisting of a $218,000 write-off of certain assets and inventories as a result of management exiting certain product lines within the Company's security products segment; a $462,000 write-off of certain deposits and leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $252,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control.

OTHER INCOME AND EXPENSE

Other income and expense includes gains and losses on the sale of equipment, asset write-downs, and rental income largely from subletting at the Company's Vermont leased facility.

TAXES

The Company recorded a tax benefit of $685,000 for the nine months ended September 30, 1999. The net benefit is comprised of a benefit of approximately $1.0 million of Federal and State taxes at statutory rates, and a $330,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 1999 is primarily due to the use of net operating loss carryforwards, income from pooled companies which were taxed as S Corporations, and the one-time effect of the charge from the pooled company acquisitions.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                  1999     1998
                                                                -------    ------
Revenues                                                          100.0%   100.0%
Cost of revenues                                                   61.1     53.6
Selling, general and administrative expenses                       25.3     33.4
Depreciation and amortization                                       3.9      8.4
Merger costs                                                       11.3        -
Restructuring and change in control charges                         9.1        -
                                                                -------    -----
Operating (loss) income                                           (10.7)     4.6
Interest expense, net                                              (3.3)    (4.3)
Other income                                                        0.9      2.3
                                                                -------    -----
(Loss) income from continuing operations before income taxes      (13.1)     2.6
Income tax (benefit) expense                                       (4.1)       -
                                                                -------    -----
(Loss) income from continuing operations                           (9.0)     2.6
Income (loss) from discontinued operations                          0.2     (7.5)
                                                                -------    -----
Net loss                                                           (8.8)%   (4.9)%
                                                                =======    =====


REVENUES

 Car Care Services

Revenues for the nine months ended September 30, 1999 totaled $11.9 million, of which $8.9 million, or 75%, was generated from car wash and detailing, $1.6 million, or 13%, from lube and other automotive services, $1.0 million, or 8%, from fuel and merchandise sales, and $481,000, or 4%, from income earned under operating agreements. For the nine months ended September 30, 1998, revenues totaled $3.5 million with $3.2 million generated from car wash and detailing, $50,000 from lube services and $203,000 from fuel and merchandise sales.

Currently, the Company is managing several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenue including gross revenue generated by locations under operating agreements was $20.3 million consisting of $16.2 million, or 80%, from car wash and detailing, $2.2 million, or 11%, from lube and other automotive services, and $1.9 million, or 9%, from fuel and merchandise sales.

    SECURITY PRODUCTS

Revenues for the nine months ended September 30, 1999 were $2.3 million as compared to $2.1 million for the nine months ended September 30, 1998, an increase of $0.2 million, or 10%. This increase is primarily attributable to increased sales to the sporting goods market and major discount stores. This increase was partially offset by the elimination of sales in the Company's independent Mace retail stores in the third quarter of 1998.

 COMPUTER PRODUCTS AND SERVICES

Revenues for the nine months ended September 30, 1999 were $2.4 million compared to $1.1 million for the nine months ended September 30, 1998, an increase of $1.3 million, or 115%. This increase is attributable to an increase in demand for and sales of the "Tunnel Master" system which continues to expand its functionality and versatility based on customers' demands.

COST OF REVENUES

  CAR CARE SERVICES

Cost of revenues for the nine months ended September 30, 1999 were $7.6 million, or 64% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was 68% of revenues for this segment, with car wash and detailing costs at 65% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 85% of respective revenues.

Cost of revenues for the nine months ended September 30, 1998 were $2.1 million or 60% of revenues.

  SECURITY PRODUCTS

Cost of revenues for the nine months ended September 30, 1999 were $1.2 million compared to $934,000 for the nine months ended September 30, 1998. Cost of revenues as a percentage of revenues for the nine months ended September 30, 1999, was 52% as compared to 45% for the same period in 1998. The increase in cost of sales as a percentage of revenues is primarily due to the effect on revenues of promotional discounts given during 1999.

 COMPUTER PRODUCTS AND SERVICES

Cost of revenues for the nine months ended September 30, 1999 were $1.4 million compared to $560,000 for the nine months ended September 30, 1998. Cost of revenues for the nine months ended September 30, 1999 was 59% as compared to 50% for the same period in 1998. The increase in cost of sales as a percentage of revenues is primarily due to an increase in certain computer hardware components and increases in labor costs, especially in the area of support services.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $4.2 million compared to $2.2 million for the nine months ended September 30, 1998, an increase of $2.0 million, or 89%. The primary reason for this increase is the infrastructure established during the six months ended September 30, 1999 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $645,000 for the nine months ended September 30, 1999 as compared to $559,000 for the same period in 1998. This increase is the result of entering the Car Care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense.

TAXES

The Company recorded a tax benefit of $685,000 for the nine months ended September 30, 1999. The net benefit is comprised of a benefit of approximately $1.0 million of Federal and State taxes at statutory rates, and a $330,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 1999 is primarily due to the use of net operating loss carryforwards, income from pooled companies which were taxed as S Corporations, and the one-time effect of the charge from the pooled company acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

 CAR CARE SERVICES
 -----------------

Revenues for the three months ended September 30, 1999 totaled $6.8 million, of which $5.1 million, or 75%, was generated from car washing and detailing, $1.0 million, or 15%, from lube and other automotive services, $642,000, or 9%, from fuel and merchandise sales, and $46,000, or 1%, from income earned under operating agreements.

Currently, the Company is managing several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenues including gross revenue generated by locations under operating agreements was $10.9 million consisting of $8.6 million, or 79%, from car wash and detailing, $1.3 million, or 12%, from lube and other automotive services, and $1.0 million, or 9%, from fuel and merchandise sales.

For the three months ended September 30, 1998, revenues were $873,000 with $805,000 from car washing and detailing, $14,000 from lube services and $54,000 from fuel and merchandise sales.

  SECURITY PRODUCTS

Revenues for the three months ended September 30, 1999 were $692,000 as compared to $719,000 for the three months ended September 30, 1998, a decrease of $27,000, or 4%. This decrease is primarily attributable to the discontinuance of sales in the Company's retail stores in the third quarter of 1998, as well as promotional discounts given in 1999, partially offset by increased sales to the sporting goods market and major discount stores.

 COMPUTER PRODUCTS AND SERVICES

Revenues for the three months ended September 30, 1999 were $786,000 compared to $585,000 for the three months ended September 30, 1998, an increase of $201,000 or 34%. This increase is attributable to an increase in demand for and sales of the "Tunnel Master" system which continues to expand its functionality and versatility based on customers' demands.

COST OF REVENUES

  CAR CARE SERVICES

Cost of revenues for the three months ended September 30, 1999 were $4.6 million, or 68% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was 71% of revenues for this segment, with car wash and detailing costs at 68% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 92% of respective revenues.

Cost of revenues for the three months ended September 30, 1998 were $601,000 or 69% of revenues.

  SECURITY PRODUCTS

Cost of revenues for the three months ended September 30, 1999 was 50% as compared to 48% for the same period in 1998.

 COMPUTER PRODUCTS AND SERVICES

Cost of revenues for the three months ended September 30, 1999 were $458,000 compared to $360,000 for the three months ended September 30, 1998. Cost of revenues for the three months ended September 30, 1999 was 58% as compared to 61% for the same period in 1998. The decrease in cost of sales as a percentage of revenues is primarily due to a decrease in certain computer hardware components achieved by volume discounts the Company was able to achieve in the quarter ending September 30, 1998.

Selling, general and administrative expenses for the three months ended September 30, 1999 were $1.7 million compared to $697,000 for the three months ended September 30, 1998, an increase of $1.0 million, or 147%. The primary reason for the increase is the infrastructure established during the three months ended September 30, 1999 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $322,000 for the three months ended September 30, 1999 as compared to $168,000 for the same period in 1998. This increase is the net result of increased depreciation expense from entering the Car Care industry, which required a substantial investment in property and equipment, and the recording of goodwill associated with acquisitions, which increased amortization expense.

TAXES

The Company recorded a tax benefit of $335,000 for the three months ended September 30, 1999. The net benefit is comprised of a benefit of approximately $665,000 million of Federal and State taxes at statutory rates, and a $330,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended September 30, 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 29%. An effective rate lower than the Federal and State statutory rate for the three months ended September 30, 1999 is primarily due to the use of net operating loss carryforwards income from pooled companies which were taxed as S Corporation and the one-time effect of the charge from the pooled company acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of September 30, 1999, the Company had a working capital deficit of $5.4 million, including cash and cash equivalents of $3.9 million. For the nine months ended September 30, 1999, net cash used in operations was approximately $1.6 million, net cash provided by financing activities was approximately $10.9 million and net cash used in investing activities was approximately $10.1 million resulting in a decrease in cash and cash equivalents of 761,000. Capital expended during the period included $8.4 million relating to acquisitions, $1.7 million of deposits and prepaid costs on future acquisitions, and $748,000 for the purchase of operating equipment and real estate.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to expend substantial funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $500,000 for the remainder of the year ending December 31, 1999. Additionally, on September 30, 1999, the Company's debt totaled approximately $15.1 million consisting primarily of a $4.75 million promissory note related to the acquisition of Genie and approximately $4.8 million of debt with Bank One, Texas N.A. ("Bank One") assumed by the Company in connection with the Colonial acquisition. The Company reached an agreement in principle with the sellers of Genie to extend the repayment of the $4.75 million promissory note from November 18, 1999 to February 18, 2000. Additionally, the Bank One debt assumed in the Colonial acquisition matures on January 31, 2000. Although the Company has initiated discussions regarding restructuring and extending the Bank One debt, there is no assurance this will occur. The Company has currently addressed this capital need through the completion of several private placements of the Company's common stock and the consummation of a Stock Purchase Agreement. On June 23, 1999, the Company completed its sale of 392,857 shares pursuant to a Stock Purchase and Sale Agreement with the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P. which provided proceeds of $3.3 million. On July 1, 1999, the Company, pursuant to a Stock Purchase Agreement, sold 3,735,000 shares of the Company's common stock at a price of $1.375 per share to Louis D. Paolino, Jr. and certain individuals designated by Mr. Paolino. Also, on July 1, 1999, the Company consummated a private placement of 1,600,000 shares of its common stock at $2.00 per share to certain accredited investors designated by Mr. Paolino. Finally, on September 8, 1999, the Company consummated a private placement of 238,095 shares of the Company's common stock at a price of $8.40 per share to Park Equity Partners which provided proceeds of $2 million to the Company. Total additional net proceeds from the July 1, 1999 Stock Purchase Agreement and the July 1 and September 9 private placements were $10,336,000. The shares sold pursuant to the above Stock Purchase Agreement and private placement are unregistered and thus restricted for one year and are subject to certain selling limitations in the second year. The Company is also actively working with several parties to raise additional funds including a national commercial lending institution with respect to securing a revolving credit facility as well as additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

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

To assess and address our internal information systems, we have established a Year 2000 remediation plan consisting of the following phases:

 1. Inventorying our systems and devices, including information technology and non-information technology systems, that are vulnerable to the Year 2000 problem;
 2. Assessing the criticality of our inventoried items;
 3. Remediating our non-compliant items; and
 4. Testing the corrections we have applied.

We have completed phases 1 and 2 and are in the process of completing phases 3 and 4 with an expected completion date of November 30, 1999. To date, the Company has spent approximately $125,000 on the remediation plan. The Company does not anticipate spending more than an additional $75,000 on remediating currently owned internal information systems. The amount of remediation effort has not been and is not anticipated to be extensive due to our use of readily available, off-the-shelf software and hardware products, manufacturers' support, and in-house expertise. All costs related to Year 2000 compliance are expensed as incurred.

Additionally, we are surveying our major suppliers as to their Year 2000 compliance and readiness to ensure that we will not experience any interruption in service or other adverse effects as a result of their possible non-compliant computer systems. We will develop contingency plans, if necessary, to address any third party non-compliance.

Although we believe our Year 2000 remediation plan will be adequate to address the Year 2000 issue, because the Company is continually acquiring new businesses and locations, it is an on-going process to convert, assess, and if necessary, remediate newly acquired systems. This issue is part of our standard due diligence when evaluating potential acquisitions so that remedial efforts, if any, can be evaluated and scheduled.

The Company believes that the combination of our remediation plan, vendor surveys, due diligence in acquisitions, and contingency plans are adequate to address internal and third party Year 2000 non-compliance. However, if we fail to make the required remediation efforts, if we do not complete them on time, or if our major suppliers experience Year 2000 problems in their own operations, the advent of the Year 2000 could have a material adverse impact on our operations and financial condition.

Additionally, the Company's Computer Products and Services operations develop specialty point of sale and control software for principally the car care industry. Its primary products are: "Tunnel Master", which provides car wash equipment control, point of sales, and management information; "Clout", which provides point of sales and service controls to the quick lube industry; and "Vision Master", which allows users to access cameras and view operations remotely using a personal computer. Based on our current assessment, we believe the current versions of our software products are Year 2000 compliant - that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into other third party company systems involving hardware and software products that we cannot adequately evaluate for Year 2000 compliance. Although we have not been a party to any claims involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such claims proceedings, or to negotiate resolutions of claims based on Year 2000 issues.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  (c)      Private Placements:

     On July 1, 1999, Mr. Paolino, along with certain of his affiliates, acquired a majority of the outstanding shares of Common Stock of the Company and thus acquired control of the Company. The first transaction involved the purchase of an aggregate of 3,735,000 unregistered shares of Common Stock for $1.375 per share; 1,935,000 by Mr. Paolino and an aggregate of 1,800,000 by certain members of his management team and certain other individuals designated by Mr. Paolino. These purchases were made pursuant to a Stock Purchase Agreement dated March 26, 1999 (as amended) between the Company and Mr. Paolino. Additional related purchases were also made on July 1, 1999 pursuant to this Stock Purchase Agreement:

          .Mr. Paolino purchased 1,000,000 shares of Common Stock directly from Jon E. Goodrich, the Company's former President, for $1.375 per share and 100,000 shares of Common Stock directly from each of two other stockholders of Mace for $1.375 per share;

          .Mr. Kramer purchased 50,000 shares of Common Stock directly from Mr.
           Goodrich for $1.375 per share; and
          .Ten individuals designated by Mr. Paolino purchased an aggregate of 1,850,000 shares of Common Stock for $2.00 per share.

    The second transaction involved the merger of American Wash Services, Inc., a car wash facility company controlled by Mr. Paolino, with and into a wholly-owned subsidiary of the Company. The merger was completed on July 1, 1999. Mr. Paolino and Red Mountain Holdings, Ltd., American Wash's other shareholder, received in exchange for all of the shares of American Wash, $4,687,500, in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Kramer received additional consideration in connection with this merger:

          .Mr. Paolino received a warrant to purchase 1,500,000 shares of Common
           Stock at a purchase price of $1.375 per share;

          .Mr. Paolino received a warrant to purchase 250,000 shares of Common
           Stock at a purchase price of $2.50 per share (which has subsequently been assigned); and
          .Mr. Kramer received a warrant to purchase 75,000 shares of Common
           Stock at a purchase price of $1.375 per share.

     On July 1, 1999, the Company acquired substantially all the assets of Stephen B. Properties Inc. in exchange for 200,000 unregistered shares of common stock of the Company issued to Stephen Bulboff and cash consideration of $1,900,000. An additional issuance of the Company's common stock of up to 660,000 shares may be completed pending the resolution of certain post-closing matters.

     On July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS") in exchange for 603,721 shares of unregistered shares of common stock of the Company issued to the shareholders of ICS and the assumption of approximately $750,000 of ICS's debt.

     On August 24, 1999, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Shammy Man Car Wash in exchange for 62,649 unregistered shares of the Company's common stock issued to the Manus Group, Inc., cash consideration of $475,000 and the assumption of approximately $400,000 of debt.

     On August 25, 1999, the Company acquired all of the outstanding shares of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. ("50's Classic") in exchange for 91,700 shares of unregistered shares of the Company's common stock issued to the shareholders of 50's Classic and the assumption of approximately $617,000 of 50's Classic debt.

     On September 8, 1999, the Company sold 238,095 shares of common stock to Park Equity Partners pursuant to a Stock Purchase and Sale Agreement. The purchase price per share was $8.40 providing aggregate proceeds of $2 million to the Company.

     On September 9, 1999, the Company acquired all of the assets of Quaker Car Wash, Inc. in exchange for 224,072 unregistered shares of common stock issued to Patrick Simek, and approximately $1,055,000 of cash consideration. An additional issuance of the Company's common stock of up to 12,804 shares may be completed pending the resolution of certain post-closing obligations.

     On September 9, 1999, the Company acquired all of the outstanding shares of Eager Beaver Car Wash, Inc. in exchange for 659,222 unregistered shares of the Company's common stock issued to the shareholders of Eager Beaver and the assumption of approximately $3.8 million of debt.

     Under the private placement and acquisitions described above, the Company has agreed under certain circumstances to register certain of the shares for the above transactions for resale under the Securities Act of 1933 (the "Act"). The sale of the shares in the private placement and the issuance of the shares in the aforementioned acquisitions were exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the sales and issuances were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placement and issued in the acquisitions may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

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

In connection with the aforementioned transactions, the Company issued through a private placement and a stock purchase agreement unregistered shares of common stock of the Company to Mr. Paolino, certain members of his management team and certain other individuals designated by Mr. Paolino as more fully described above under Item 2(c) "Private Placements".

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         *10.90 Merger Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Red Mountain Holding, Ltd. on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 AWS Form 8-K")) +

          *10.91 Amendment No. 1 to the Merger Agreement dated as of April 13, 1999. (Exhibit 2.2 to the July 1, 1999 AWS Form 8-K)

         *10.92 Amendment No. 2 to the Merger Agreement dated as of May 24, 1999. (Exhibit 2.3 to the July 1, 1999 AWS Form 8-K)

         *10.93 The Stock Purchase Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Mace Security International, Inc. (Exhibit 2.4 to the July 1, 1999 AWS Form 8-K) +

          *10.94 Amendment No. 1 to the Stock Purchase Agreement dated as of April 13, 1999. (Exhibit 2.5 to the July 1, 1999 AWS Form 8-K)

          *10.95 Amendment No. 2 to the Stock Purchase Agreement dated as of May 24, 1999 (Exhibit 2.6 to the July 1, 1999 AWS Form 8-K)

         *10.96 The Real Estate and Asset Purchase Agreement dated as of March 8, 1999, among Stephen B. Properties, Inc., Stephen Bulboff, and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 Form 8-K")) +

         *10.97 Lease Assignment and Assumption Agreement dated July 1, 1999 among Mace Wash, Inc., a wholly-owned subsidiary of Mace Security International, Inc., Stephen B. Properties, Inc., Stephen Bulboff and American Wash Services, Inc. (Exhibit 2.2 to the July 1, 1999)

         *10.103 Stock Purchase Agreement and Plan of Reorganization dated as of June 1, 1999, by and between Kevin Detrick, Brian Bath, Michael Ruiz, and Francis Janoski on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 9, 1999) +

         *10.104 Stock Exchange Agreement dated as of August 13, 1999, by and between Joe Crawford, Ron Clark, Robert Duggan, Jr., and First National Bank of Abilene, as Trustee of the Wayne V. Ramsey, Jr., and Mira Marie Ramsey Family Trust No. 2 on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 25, 1999) +

         * 10.105 Car Wash Asset Purchase/Sale Agreement dated as of May 11, 1999, between The Manus Group, Inc. and Mace Car Wash, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 24, 1999) +

         *10.106 Car Wash Asset Purchase/Sale Agreement dated as of August 26, 1998, between Quaker Car Wash, Inc. and Millennia Car Wash, LLC. (Exhibit
     2.1 to the Company's Current Report on Form 8-K dated September 9, 1999 (the "September 9, 1999 Form 8-K")) +

         *10.107 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of November 23, 1998. (Exhibit 2.2 to the September 9, 1999 Form 8-K)

         *10.108 Amendment two of the Car Wash Asset Purchase/Sale Agreement dated as of January 6, 1999. (Exhibit 2.3 to the September 9, 1999 Form 8-K)

         *10.109 Amendment three of the Car Wash Asset Purchase/Sale Agreement dated as of February 26, 1999. (Exhibit 2.4 to the September 9, 1999 Form 8-K)

         *10.110 Amendment four of the Car Wash Asset Purchase/Sale Agreement dated as of April 7, 1999. (Exhibit 2.5 to the September 9, 1999 Form 8-K)

         *10.111 Amendment five of the Car Wash Asset Purchase/Sale Agreement dated as of May 10, 1999. (Exhibit 2.6 to the September 9, 1999 Form 8-K)

          *10.112 Amendment six of the Car Wash Asset Purchase/Sale Agreement dated as of June 25, 1999. (Exhibit 2.7 to the September 9, 1999 Form 8-K)

         *10.113 Amendment seven of the Car Wash Asset Purchase/Sale Agreement dated as of August 13, 1999. (Exhibit 2.8 to the September 9, 1999 Form 8-K)

         *10.114 Amendment eight of the Car Wash Asset Purchase/Sale Agreement dated as of August 27, 1999. (Exhibit 2.9 to the September 9, 1999 Form 8-K)

         *10.115 Stock Purchase Agreement dated as of June 21, 1999, by and between Ken H. Bachman, as Trustee under the Kenneth H. Bachman Revocable Trust under agreement dated September 12, 1994, Claudia Bachman, as Trustee under the Claudia Bachman Revocable Trust under agreement dated September 12, 1994, Carolyn Schmidt, Daniel Warmbier, and Diane Warmbier on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999) +

         10.116 Stock Purchase Agreement and Sale Agreement dated September 8, 1999 among Mace Security International, Inc. and Park Equity Partners.

         27  Financial Data Schedules (Electronic filed only).
         _____________________________________________________________________

                * Incorporated by reference as indicated to the Company's Current Reports on Form
                      8-K.

                + Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

     (b) Current Reports on Form 8-K or 8-K/A:

          On July 2, 1999, the Company filed a report on Form 8-K dated June 22, 1999, under Item 2 to report the acquisition of the assets of the car wash facility having the address of 215 West Camden Avenue, Moorestown, New Jersey (the "Moorestown Car Wash"). Historic financial statements of the Moorestown Car Wash and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" are not required to be filed.

          On July 14, 1999, the Company filed a report on Form 8-K dated July 1, 1999, under Item 1 to report a change in control. On July 1, 1999, Mace Security International, Inc. sold 3,735,000 shares of the Company's common stock at a price of $1.375 per share to Louis D. Paolino, Jr. and certain individuals designated by Mr. Paolino. Pursuant to the terms and conditions of the Stock Purchase Agreement, Mr. Paolino, the Company's President and CEO, immediately became Chairman of the Board. In connection with the Stock Purchase Agreement, two members of the Board resigned and were replaced by three additional members. The Company also filed this 8-K report under Item 2 to report the Company's merger, through a wholly owned subsidiary with American Wash Services, Inc. ("AWS"). Historic financial statements of the American Wash Services, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A September 13, 1999.

          On July 14, 1999, the Company filed a report on Form 8-K dated July 1, 1999, under Item 2 to report the acquisition of all the car wash related assets of Stephen B. Properties, Inc. ("Bulboff"). Historic financial statements of Bulboff and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on September 13, 1999.

          On July 22, 1999, the Company filed a report on Form 8-K dated July 9, 1999, under Item 2 to report the acquisition of all the outstanding shares of stock of Innovative Control Systems, Inc. ("ICS"). Historic financial statements of ICS and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on September 22, 1999.

          On July 30, 1999, the Company filed a report on Form 8-K/A dated May 17, 1999, under Item 7 to provide audited financial statements for the two years ended December 31, 1998 and 1997, the unaudited financial statements for the three months ended March 31, 1999 and 1998, and the unaudited pro forma consolidated financial statements for the year ended December 31, 1998 and March 31, 1999 with respect to the acquisition of Colonial Full Service Car Wash, Inc.

          On August 2, 1999, the Company filed a report on Form 8-K/A dated May 18, 1999, under Item 7 to provide audited combined financial statements for the two years ended December 31, 1998 and 1997 and the unaudited combined financial statements for the three months ended March 31, 1999 and 1998, and the pro forma consolidated financial statements for the year ended December 31, 1998 and the three months ended March 31, 1999 with respect to the acquisition of Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc. and Genie Car Services Center, Inc.

          On August 16, 1999, the Company filed a report on Form 8-K/A dated June 1, 1999, under Item 7 stating that historical financial statements of Gabe's Plaza Car Wash, Inc. are not required to be filed.

          On August 27, 1999, the Company filed a report on Form 8-K/A dated June 22, 1999, under Item 7 stating that historical financial statements of the car wash facility having the address of 215 West Camden Avenue, Moorestown, New Jersey are not required to be filed.

          On September 7, 1999, the Company filed a report on Form 8-K dated August 25, 1999, under Item 2 to report the acquisition of the outstanding stock of 50's Classic Car Wash of Lubbock, Inc. ("50's Classic") and CRCD, Inc. Historic financial statements of 50's Classic and CRCD, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" will be filed on Form 8-K/A within the time period required in accordance with applicable regulations and the Securities and Exchange Act of 1934.

          On September 7, 1999, the Company filed a report on Form 8-K dated August 24, 1999, under Item 2 to report the acquisition of all of the car wash related assets of Shammy Man Car Wash ("Shammy Man"). Historic financial statements of Shammy Man and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" will be filed on Form 8-K/A within the time period required in accordance with applicable regulations and the Securities and Exchange Act of 1934.

          On September 13, 1999, the Company filed a report on Form 8-K/A dated July 1, 1999, under Item 7 to provide audited combined financial statements for the years ended December 31, 1998 and 1997 and the unaudited combined financial statements for the six months ended June 30, 1999, and the unaudited pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of Stephen Bulboff and Stephen B. Properties, Inc.

          On September 13, 1999, the Company filed a report on Form 8-K/A dated July 1, 1999, under Item 7 to provide audited consolidated financial statements for the short fiscal year ended December 31, 1998 and the six months ended June 30, 1999, and unaudited pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of American Wash Services, Inc.

          On September 22, 1999, the Company filed a report on Form 8-K/A dated July 9, 1999, under Item 7 to provide audited financial statements for the years ended December 31, 1998 and 1997 and the unaudited financial statements for the six months ended June 30, 1999 and 1998, and unaudited pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of Innovative Control Systems, Inc.

          On September 23, 1999, the Company filed a report on Form 8-K dated September 9, 1999, under Item 2 to report the acquisition of all of the car wash related assets of Quaker Car Wash, Inc. ("Hanna Car Wash"). Historic financial statements of Hanna Car Wash and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" will be filed on Form 8-K/A within the time period required in accordance with applicable regulations and the Securities and Exchange Act of 1934.

          On September 24, 1999, the Company filed a report on Form 8-K dated September 9, 1999, under Item 2 to report the acquisition of all the outstanding stock of Eager Beaver Car Wash, Inc. ("Eager Beaver"). Historic financial statements of Eager Beaver and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" will be filed on Form 8-K/A within the time period required in accordance with applicable regulations and the Securities and Exchange Act of 1934.

          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            MACE SECURITY INTERNATIONAL, INC.

            BY:    /s/ Louis D. Paolino, Jr.
                   ------------------------------------------------------------
                   Louis D. Paolino, Jr., Chairman

            BY:    /s/ Gregory M. Krzemien
                   ------------------------------------------------------------
                   Gregory M. Krzemien, Chief Financial Officer

            BY:    /s/ Ronald R. Pirollo
                   ------------------------------------------------------------
                   Ronald R. Pirollo, Controller (Principal Accounting Officer)



DATE:   November 12, 1999

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------


10.116 Stock Purchase Agreement and Sale Agreement dated September 8, 1999 among Mace Security International, Inc. and Park Equity Partners.

27             Financial Data Schedules (Electronic filed only)