Form 10KSB/A
period 1998-12-31
MACE SECURITY INTERNATIONAL INC
filed 1999-11-23
CIK 912607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               AMENDMENT NO.  1
                        -------------------------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                        Commission File number 0-22810
                                               -------

                       MACE SECURITY INTERNATIONAL, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                  03-0311630
            --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

  1000 CRAWFORD PLACE, SUITE 400, MT. LAUREL, NEW JERSEY              17046
  ------------------------------------------------------              -----
        (Address of principal executive offices)                    (Zip Code)

                                 (856) 778-2300
                                 --------------
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

  Title of class:  Common Stock, par value   $.01 per share
  --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                            Yes   X      No
                                -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [   ]

The Registrant's net sales for 1998 from continuing operations were $2,404,221. As of October 31, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of $6 3/4 on October 29, 1999, was approximately $74,000,000. As of October 31, 1999, the Registrant had 21,712,942 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

                                EXPLANATORY NOTE


  The purpose for amending the annual report on Form 10-KSB for the fiscal year ended December 31, 1998 is to amend Item 13 by filing Exhibit 27 (Financial Data Schedule). This annual report on Form 10-KSB/A constitutes Amendment No. 1 to Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(b) Exhibits

Exhibit    Description of Exhibit
-------    ----------------------

27         Financial Data Schedule

                                      (2)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MACE SECURITY INTERNATIONAL, INC.

                                 By:  /s/  Louis D. Paolino, Jr.
                                     ---------------------------------------
                                 Louis D. Paolino, Jr.
                                 Chairman of the Board, Chief Executive Officer and President

Date:  November 23, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                      Capacity                              Date
---------------------------------------  -------------------------------------------  -------------------------
  /s/  Louis D. Paolino, Jr.             Chairman of the Board, Chief Executive       November 22, 1999
---------------------------------------  Officer and President
Louis D. Paolino, Jr.

 /s/ Gregory M. Krzemien                 Chief Financial Officer and Treasurer        November 22, 1999
---------------------------------------
Gregory M. Krzemien

 /s/ Ronald R. Pirollo                   Chief Accounting Officer and Controller      November 22, 1999
---------------------------------------
Ronald R. Pirollo

/s/ Jon E. Goodrich                      Director                                     November 22, 1999
---------------------------------------
Jon E. Goodrich

 /s/ Robert M. Kramer                    Director                                     November 22, 1999
---------------------------------------
Robert M. Kramer

  /s/  Matthew J. Paolino                Director                                     November 22, 1999
---------------------------------------
Matthew J. Paolino

 /s/ Constantine N. Papadakis            Director                                     November 22, 1999
---------------------------------------
Constantine N. Papadakis

 /s/ Rodney R. Proto                     Director                                     November 22, 1999
---------------------------------------
Rodney R. Proto

                                      (3)

                                 EXHIBIT INDEX


Exhibit                             Description of Exhibit
-------                             ----------------------

 27                                 Financial Data Schedule

                                      (4)