Form 10KSB
period 1999-12-31
MACE SECURITY INTERNATIONAL INC
filed 2000-03-29
CIK 912607

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 1999    Commission File No. 0-22810

                       MACE SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   03-0311630
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

            1000 Crawford Place, Suite 400, Mt. Laurel, NJ   08054
              (Address of Principal Executive Offices)     (Zip Code)

      Registrant's Telephone Number, Including Area Code: (856) 778-2300

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


     Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on March 23, 2000, was approximately $83,831,146. (Reference is made to page 16 herein for a statement of assumptions upon which this calculation is based.)


     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 23, 2000 was 23,582,563.

                      Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the Registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Delaware on September 1, 1993. Before July 1999, its main business was the production and sale of less-than-lethal defense sprays and other consumer safety and personal security products. On July 1, 1999, the Company merged American Wash Services, Inc., a company that was engaged in the business of acquiring and operating car wash facilities, into a wholly-owned subsidiary of Mace Security International, Inc. On July 9, 1999, the Company acquired all the outstanding common stock of Innovative Control Systems, Inc., a developer of point of sale systems for the car wash and oil and lubrication industries.

Since July 1999, the Company's main business has been the ownership and operation of full service car wash facilities. Through a separate division, the Company continues to produce and sell, both in its car wash facilities and elsewhere, its consumer safety and personal security products. The Company through Innovative Control Systems, Inc., a wholly-owned subsidiary, develops and sells car wash and oil and lubrication point of sale systems.

LINES OF BUSINESS

     CAR WASH OPERATIONS. On December 31, 1999, the Company, through its subsidiaries, operated 57 car washes that it either owned or operated under an operating agreement. In the Philadelphia, Pennsylvania region, it operated 18 locations in New Jersey, Pennsylvania and Delaware. The Company also operated five locations in the Sarasota, Florida area, 14 locations in Arizona, and 20 locations in Texas. Except for 13 of the Philadelphia-region car washes, which provide only exterior washing, the rest of the Company's locations are full service car washes, providing exterior washing and drying, vacuuming and dusting of dashboards and door panels, and cleaning of all windows and glass. The typical facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel of approximately 75 feet in length. Cars are moved through the car wash tunnel by a conveyor system where automatic equipment cleans the vehicle as it moves underneath the equipment. Additional extra services, including wheel cleaning, fragrance and rust protection treatment, interior and wheel treatments, waxing and shampooing, are also offered at the locations. Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 43 locations), oil and lubrication services (offered at 15 locations), gasoline dispensing services (offered at 24 locations), state inspection services (offered at six locations), and convenience store sales (offered at eight locations). From time to time, the Company will operate car washes under an operating agreement until the acquisition is consummated.

     SAFETY AND SECURITY DEVICES. The Consumer Division of the Company designs, markets and sells consumer products for use in protection of the home and automobile, and for personal and child protection. These products include a line of defense sprays, personal alarms, whistles, and window and door lock alarms. The defense sprays, the Consumer Division's most well-known products, include tear gas sprays, pepper sprays and sprays with both tear gas and pepper solution. The Consumer Division markets its products through mass merchants/department stores, consumer catalogues and guns/sporting goods, hardware, auto, convenience, and drug stores as well as on the Internet. Mace Anti Crime Bureau(R) ("MACB"), an extension of the Consumer division, develops and markets security products and literature primarily for the foreign financial community, including a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos and crisis response materials.
MACB markets to foreign financial institutions and related businesses throughout the world through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisement in trade publications. A contract between the Company's Law Enforcement division, which was sold in July 1998, and the Department of Defense required the Company to continue its production of 40 MM cartridges through August 31, 1999. Those production operations have now been discontinued. Substantially all of the Company's manufacturing processes are performed at the Company's Bennington, Vermont facility. The Company's defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged on-site at the Vermont facility. Operating results of the KinderGard(R) product line are immaterial at this time.

     POINT OF SALE SYSTEMS AND SOFTWARE SALES AND DEVELOPMENT. Since its acquisition of Innovative Control Systems, Inc. in July 1999, the Company has been involved in the development, marketing and sale of automated point-of-sale control systems that are used to monitor, manage and analyze car wash systems and lubrication centers. The systems can track labor deployment, materials consumption, cash controls, real-time sales information, customer data, and machinery performance, and include remote visual monitoring applications. Besides installing the system in most of the locations operated by the Company, the systems are marketed to other car wash operators. They have already been installed in more than six hundred operating locations worldwide and are marketed directly by the Company and through independent distributors. The systems are designed to operate under the Windows(R) operating system. Innovative Control Systems, Inc. is located in Nazareth, Pennsylvania.

BUSINESS STRATEGIES

GROWTH OF CAR WASH BUSINESS.

During 1999, and including its merger with American Wash Services, Inc., the Company has acquired fifty seven car wash facilities. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area, such as: the Millennia acquisition with 11 locations in the Phoenix area, and four in the San Antonio area; the Colonial acquisition with 10 locations in the Dallas area; the Shammy Shine acquisition with nine locations in the Philadelphia region; the Eager Beaver acquisition with five locations in the Sarasota, Florida area; and the Genie acquisition with three locations in the Austin area. Nine locations were purchased as individual car washes in areas where the Company had or expected to have other operating locations in place.

The Company has implemented an aggressive program to expand its car wash operations. The principal components of the Company's expansion strategy are as follows:

     .  ENTER MARKETS.  The Company typically seeks to enter a new market by
        --------------
acquiring one or several car wash locations in specific geographically diverse regional locations. The Company's goal is to establish critical mass in a select region to maximize marketing and advertising initiatives. The Company believes that through regional advertising it can increase car wash volume.

     .  EXPANSION OF MARKET SHARE AND SERVICES.  After its initial entry into a
        ---------------------------------------
new market, the Company continually seeks to expand its market share through (i) offering services not previously offered at the acquired car wash, (ii) the acquisition of additional car wash locations within the geographical region that can be integrated with the Company's existing operations without increasing infrastructure, and (iii) expansion into adjacent markets.

     .  INCREASING PRODUCTIVITY AND OPERATING EFFICIENCY.   The Company believes
        ------------------------------------------------
that it can reduce the total operating expenses of owned and acquired businesses by implementing centralized financial controls. In addition, the Company is implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance, and communications. The Company has established a training facility in its Phoenix region to provide training to operating personnel that will be standardized throughout the Company, with an emphasis on customer service, labor savings, safe operation and improved sales of add-on and ancillary services. Location managers, once trained, will implement the Company's standardized service menu option list and high-margin service add-ons at each of the Company's present and acquired operating locations.

     .  INTERNAL GROWTH.   The Company believes that it can achieve internal
        ---------------
growth, principally from additional sales into its current markets, by providing superior and improved service and through its existing marketing efforts. To improve market share in a given operating region, the Company plans to embark upon strong regional advertising campaigns emphasizing brand awareness to increase the percentage of the population using car wash services. The Company believes that only about 30% of the general population routinely use car wash services. The Company believes that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. The Company believes that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, it can increase consumer participation rates and generate significant internal growth from existing locations. The Company also intends to selectively implement price increases when competitive advantages and appropriate market conditions exist. In addition, the Company believes that it can achieve internal growth through the addition of ancillary profit centers to its existing car wash locations such as oil and lubrication centers, gasoline dispensing services, professional detailing centers and convenience stores.

GROWTH OF POINT OF SALE AND SOFTWARE BUSINESS.

The Company through its Innovative Control Systems, Inc. subsidiary believes it can increase sales by developing additional products for the car wash and oil and lubrication industries. The products under development, include an improved point of sale system for the oil and lubrication industry, a hand-held device that can perform order entry and customer tracking by interfaces to Innovative Control Systems, Inc.'s existing point of sale system, a low cost controller only product and unattended touch screen kiosk utilizing a sunlight readable touch screen through live audio and video.

ACQUISITION PROGRAM

The Company believes that there are numerous potential car wash acquisition candidates, both within the markets that it currently serves and in other regional markets throughout the United States, which meet its acquisition criteria. In evaluating potential acquisitions, the Company will consider: (i) the potential for operating cost reductions, revenue growth through advertising, and managerial efficiencies; (ii) the commercial viability and underlying real estate value of each location; (iii) the potential for geographic diversification throughout the United States; and (iv) other relevant factors. While the Company intends to continue to focus on the acquisition of existing car wash locations, it also intends to begin to develop newly-constructed
locations.   As consideration for future acquisitions, the Company intends to continue to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. The Company expects to finance future acquisitions through funds provided by operations, mortgage loans and the proceeds of possible future equity.

     .  COMPLETED ACQUISITIONS.  Since May 17, 1999, the Company acquired 13 car
        ----------------------
care companies, and Innovative Control Systems, Inc., a manufacturer and supplier of computerized software and point of sale systems automated for the car wash industry.

                            COMPLETED ACQUISITIONS
                       MAY 17, 1999-- DECEMBER 29, 1999


                                                              DATE ACQUIRED
                        COMPANY                            (ACCOUNTING METHOD)          LOCATION             PRINCIPAL BUSINESS
-------------------------------------------------------  -----------------------  ---------------------  ---------------------------
Colonial Full Service Car Wash, Inc.                     May 17, 1999               Dallas and Fort      Full Service Car Washes
                                                         (Purchase)                 Worth, Texas

Genie Car Wash of Austin, Inc., Genie Car   Care         May 18, 1999               Austin, Texas        Full Service Car Washes
 Center, Inc. and Genie Car Service Center, Inc.         (Purchase)

Gabe's Plaza Car Wash, Inc.                              June 1, 1999               Morrisville,         Exterior Only Car Wash
                                                         (Purchase)                 Pennsylvania

Moorestown Car Wash                                      June 22, 1999              Moorestown, New      Exterior Only Car Wash
                                                         (Purchase)                 Jersey

American Wash Services, Inc.                             July 1, 1999               New Jersey,          Full Service and Exterior
                                                         (Purchase)                 Pennsylvania         Only Car Washes

Stephen Bulboff and Stephen B. Properties Inc.           July 1, 1999               New Jersey,          Exterior Only Car Washes
                                                         (Purchase)                 Pennsylvania and
                                                                                    Delaware

Innovative Control Systems, Inc.                         July 9, 1999               Nazareth,            Manufacturer and Supplier
                                                         (Pooling of Interests)     Pennsylvania         of Computerized Software
                                                                                                         and Tunnel Control Systems

Shammy Man Car Wash                                      August 24, 1999            Phoenix, Arizona     Full Service Car Wash
                                                         (Purchase)



50's Classic Car Wash of Lubbock, Inc. and               August 25, 1999            Lubbock, Texas       Full Service Car Wash
CRCD, Inc.                                               (Pooling of Interests)

Quaker Car Wash, Inc.                                    September 9, 1999          Lubbock, Texas       Full Service Car Wash
                                                         (Purchase)

Eager Beaver Car Wash, Inc.                              September 9, 1999          West Coast of        Full Service Car Washes
                                                         (Pooling of Interests)     Florida

White Glove Car Wash                                     October 18, 1999           Tempe, Arizona       Full Service Car Wash
                                                         (Purchase)

Millennia Car Wash, LLC                                  October 29, 1999           Arizona and Texas    Full Service Car Washes
                                                         (Purchase)

Cherry Hill Car Wash, Inc.                               December 29, 1999          Cherry Hill, New     Full Service Car Wash
                                                         (Purchase)                 Jersey

     .  RECENT DEVELOPMENTS.
        -------------------

On March 8, 2000 the Company executed a merger agreement with Wash Depot Holdings, Inc. ("Wash Depot"). Under the Merger Agreement, Wash Depot will be merged into a subsidiary of the Company. If the Merger closes, the Company will issue to the shareholders of Wash Depot Holdings, Inc., 8,128,000 shares of the Company's common stock and will issue approximately 1,350,000 options and warrants in exchange for options and warrants held in Wash Depot Holdings, Inc. In connection with the Merger, the Company will assume the indebtedness of Wash Depot Holdings, Inc., in the approximate amount of $153,000,000. The closing of the Merger is subject to several conditions, including, anti-trust clearance under the Hart Scott Rodino Anti-Trust Improvement Act, Mace and Wash Depot shareholder approval, the consent of the lenders of the Company and Wash Depot Holdings, Inc., the exchange and review of information between the Company and Wash Depot Holdings, Inc. and several other typical closing conditions.

The Company entered into a Management Agreement on February 1, 2000, with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a six-month term. In exchange, Mark Sport, Inc. pays the Company $20,000 during the term of the Management Agreement plus an amount equal to the amortization and depreciation on the assets of the division. In addition, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

MARKETING

     CAR WASH BUSINESS. The car care industry services customers on a local and regional basis. The Company employs operational and customer service people at its operating locations. The operational and customer service people are supervised by the management of the operating locations. The Company emphasizes providing quality services as well as customer satisfaction and retention, and believes that it will attract customers in the future because of its reputation for quality service. The Company markets its services through coupon advertising and direct-mail marketing programs. The Company contains a diverse customer base, with no single customer accounting for five percent or more of the Company's consolidated revenues for the fiscal year ended December 31, 1999.
The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's business or results of operations.

     SAFETY AND SECURITY DEVICES. The Company intends to continue its present marketing procedures and strategy for its line of personal safety and security devices. Each market category is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Market categories are also reached through catalogue, magazine and trade publication advertising, Internet website and promotion at industry trade shows. The Company also sells directly to wholesale distributors and to certain large department stores. Mail order and specialty accounts are handled directly by the Company. It also intends to set up point-of-sale displays of its products at each car wash operating location to increase impulse sales and enhance brand awareness.

     POINT OF SALE AND SOFTWARE BUSINESS. The Company intends to continue its marketing procedures of its technology products. Market categories are reached through in-house sales people, distributor channels, trade publications, Internet website, OEM manufacturers and industry trade shows.

PRODUCTION AND SUPPLIES

     CAR WASH BUSINESS. The Company does not manufacture any of the car wash equipment and supplies which it uses. There are numerous suppliers of the equipment and supplies required by the Company's car wash operations.

     SAFETY AND SECURITY DEVICES. Substantially all of the Company's manufacturing processes for its Safety and Security Devices are performed at the Company's Bennington, Vermont facility. The Company's defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line and its MaceCash dye pack bag are primarily manufactured by unrelated companies and packaged on-site at the Vermont facility. There are numerous potential suppliers of the components and parts required in the Company's production process. The Company has developed strong beneficial long-term relationships with many of its suppliers including the following: Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc. In addition, the Company purchases for resale a variety of products produced by others including whistles, alarms, and window and door locks, among others.

     POINT OF SALE AND SOFTWARE BUSINESS. Substantially all of the Company's manufacturing processes for its Point of Sale and Software Business are performed at the Company's Nazareth, Pennsylvania facility. The component parts of the Company's Point of Sale systems are manufactured by unrelated companies and assembled at the Nazareth, Pennsylvania facility. There are numerous potential suppliers of the components and parts required in the Company's production process. The Company has developed strong beneficial long-term relationships with many of its suppliers.

COMPETITION

     CAR WASH BUSINESS. The car wash industry is a highly fragmented industry comprised of several "mom and pop" private businesses. At any wash location the main competitors are privately owned car washes which may in many instances be located near the Company's car washes. The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. The Company also faces competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Because barriers to entry in the general car wash industry are relatively low, competition may arise from new sources not currently competing with the Company. The Company believes that the largest owner of car washes is currently Wash Depot Holdings, Inc., which presently operates 73 car washes throughout the United States. On March 8, 2000, the Company signed a Merger Agreement with Wash Depot Holdings, Inc. Under the Merger Agreement, which is subject to many conditions which may not be satisfied, Wash Depot Holdings, Inc. will be merged into a subsidiary of the Company. The Company also competes with other companies intending to become a national car wash chain including, Car Wash Partners, Car Wash of America, Car Spa and Oasis Car Wash.

     SAFETY AND SECURITY DEVICES. The Company faces intense competition in the consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While the Company continues to offer defense spray products that Management believes distinguish themselves through brand name recognition, superior product features and formulations and research and development, the Consumer division has experienced a sales decline for these products. The Company attributes this decline not only to the strong competition, but also to lower demand in general. Moreover, the Company was not successful in its brief entry into the retail market in late 1997. The Company closed its retail stores in the third quarter of 1998.

     POINT OF SALE AND SOFTWARE BUSINESS. The Company's primary competitor is DRB Systems. DRB Systems has a strong presence in the marketplace due to the large market share they acquired from several years of service to the industry. The Company competes with DRB Systems by developing and offering more technologically advanced systems.

TRADEMARKS AND PATENTS

     CAR WASH BUSINESS. The Company has not yet selected a trademark under which its car wash services will be offered. During the year 2000, the Company intends to select and register a trademark which the Company will use to market its car washes.

     SAFETY AND SECURITY DEVICES. The Company began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the Consumer Market in the continental United States, and a non-exclusive license for sales to the Consumer Market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. The Company exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, the Company acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. There are approximately five years remaining on the license. The Company also has various other patents and trademarks for the devices it sells, including, trademarks and patents for, the Big Jammer(R) door brace, Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), and Auto Alert(TM), Screecher(R), Peppergard(R), Slam(R), and Mace (Mexico)(R), Viper(R) defense spray, KinderGard(R), Zip-a-Babe(R), Hand n-Hand(R) and Safe-T-Zip(R). The Company has been issued letters patent on the locking mechanism for the Mark VI defense spray unit.

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

     POINT OF SALE AND SOFTWARE BUSINESS. The Company holds no material patents or patent licenses, in connection with its Point of Sale and Software business.


GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

     CAR WASH BUSINESS. The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect the Company's competitive position. Three major areas of regulation facing the Company are disposal of lubrication oil at the Company's oil change centers, the compliance with all underground storage tank laws in connection with the Company's gasoline sales and the proper recycling and disposal of water used in the Company's car washes. The Company uses approved waste-oil haulers to remove its oil and lubricant waste. The Company, before acquiring a gasoline dispensing site, investigates it to verify that any underground storage tanks are in compliance with all legal requirements. The Company recycles its waste water and where it has proper permits it is disposed of into sewage drains, 70% of the detergent and wax products used in the carwash are recycled within a built-in reclaim system.

     SAFETY AND SECURITY DEVICES. The distribution, sale, ownership and use of Consumer defense sprays are legal in some form in all 50 states and the District of Columbia. However, in most states, sales to minors are prohibited and in several states (MA, MI, NE, NY, WI), sales of defense sprays are highly regulated. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays allowing for the sale of oleoresin capsicum (OC) pepper sprays in licensed pharmacies and licensed gun stores only. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of OC pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone (CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. The Company has been successful notwithstanding these state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the Company's financial condition. The Company believes it is in compliance with all federal, state, and local environmental laws.

     POINT OF SALE AND SOFTWARE BUSINESS. There are no significant federal, state, or local laws which impact on the Company's Point of Sale and Software Business.

RESEARCH AND DEVELOPMENT

     CAR WASH BUSINESS.   The Company has a car wash school established at one
of its Phoenix, Arizona car washes. The school is used to train managers and assistant managers for the Company's car washes.

     SAFETY AND SECURITY DEVICES. The Company has an on-site laboratory. Research and development is used by the Company to maintain its reputation in the defense spray industry. The Company is continually reviewing ideas and potential licensing arrangements to expand its product lines. Particularly, the Company spent a significant portion of its research and development budget in the creation of MaceCash(TM) and other MACB products. During 1999, the Company spent approximately $13,000 in developing safety and security products.

     POINT OF SALE AND SOFTWARE BUSINESS. The Company intends to continue to devote research and development efforts to enhance its current point of sale systems, both for car wash operations and for related-industry applications, and to continue marketing of the Point of Sale systems to customers in and out of the car wash industry. Development operations concentrate on implementing advancements of the high tech computer industry and e-commerce into the Company's car wash operations and multi-site applications. Development has also been working on the release of a new quick lube management system. During 1999, the Company spent approximately $113,000 on developing new products.

INSURANCE

The Company maintains various insurance coverages for its assets and operations. These coverages include Property coverages including Business Interruption protection for each location. The Company maintains garage keepers and commercial general liability coverages in the amount of one million dollars ($1,000,000) beneath a ten million dollar ($10,000,000) umbrella. The Company also maintains fully insured workers compensation policies in every state in which it operates. Nevertheless, there can be no assurance that the Company's insurance will provide sufficient coverages in the event a claim is made against the Company, or that the Company will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against the Company of sufficient magnitude could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

As of March 20, 2000, the Company had approximately 1,843 employees, of which approximately 1,715 were employed in the car care services, 39 in the security products segment, 34 in the computer products and services segment, 49 in clerical, administrative, and sales positions and six in management. None of the Company's employees are covered by collective bargaining agreements.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     WE NEED TO RAISE ADDITIONAL CAPITAL. At December 31, 1999, we had negative working capital of approximately $1.4 million. Our business plan will require significant additional capital to fund acquisitions and internal development and growth. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

     WE HAVE A HISTORY OF LOSSES, WE HAVE WORKING CAPITAL DEFICITS AND WE MAY INCUR CONTINUING CHARGES. We have reported net losses and working capital deficits in prior fiscal years and we have recently expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. As we continue to acquire additional businesses, our financial position and results of operations may fluctuate significantly from period to period.

     OUR BUSINESS PLAN POSES RISKS FOR US. Our business objective is to develop and grow a full service, integrated car care business through acquisitions of car washes and through the internal development of our car wash facilities by adding gasoline pumps, oil change facilities and convenience stores to our locations. We have repositioned our company from a company involved primarily in the production of consumer defense products to a company that also offers car wash and car care services. This strategy involves a number of risks, including:

     Risks associated with growth;
     Risks associated with acquisitions;
     Risks associated with the recruitment and development of management and operating personnel; and
     Risks associated with lack of experience in the car service industries.

If we are unable to manage one or more of these associated risks effectively, we may not realize our business plan.

     WE HAVE A LIMITED OPERATING HISTORY REGARDING OUR CAR WASH AND CAR SERVICE BUSINESSES. Since July 1999, our main business has been the acquisition and operation of car wash and car service facilities, which now account for more than half of our revenues. Because of our relatively limited operating history with respect to these businesses, we cannot assure you that we will be able to operate them successfully.

     WE MAY NOT BE ABLE TO MANAGE GROWTH. If we succeed in growing, growth will place significant burdens on our management and on our operational and other resources. We will need to attract, train, motivate, retain and supervise our senior managers and other employees and develop a managerial infrastructure. If we are unable to do this, we will not be able to realize our business objectives.

     OUR STOCK PRICE IS VOLATILE. Our common stock's market price has been and is likely to continue to be highly volatile. Factors like fluctuations in our quarterly revenues and operating results, our ongoing acquisition program, market conditions and economic conditions generally may impact significantly our common stock's market price. In addition, as we continue to acquire additional car wash businesses, we may agree to issue common stock that will become available generally for resale and may have an impact on our common stock's market price.

     RISKS OF ACQUISITIONS. Our strategy to grow in part through acquisitions depends upon our ability to identify suitable acquisition candidates, and to consummate acquisitions on financially favorable terms. This strategy involves risks inherent in assessing acquisition candidates' values, strengths, weaknesses, risks and profitability and risks related to the financing, integration and operation of acquired businesses, including:

     i.   adverse short-term effects on our reported operating results;
     ii.  diversion of management's attention;
     iii. dependence on hiring, training and retaining key personnel; and
     iv.  risks associated with unanticipated problems or latent liabilities.

We cannot assure you that acquisition opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses, or that any acquired business will be profitable.

     WE MAY NOT BE ABLE TO INTEGRATE BUSINESSES WE ACQUIRE AND ACHIEVE OPERATING EFFICIENCIES. We are in the process of combining the businesses and assets that we have acquired recently into an integrated operating structure. Our future growth and profitability depend substantially on our ability to operate and integrate acquired businesses. Our strategy is to achieve economies of scale and brand-name recognition in part through acquisitions that increase our size. We cannot assure you that our efforts to integrate acquired operations will be effective or that we will realize expected results. Our failure to achieve any of these results could have a material adverse effect on our business and results of operations.

     WE FACE POTENTIAL LIABILITIES ASSOCIATED WITH ACQUISITIONS OF BUSINESSES. The businesses we acquire may have liabilities that we do not discover or may be unable to discover during our preacquisition investigations, including liabilities arising from environmental contamination or prior owners' non-compliance with environmental laws or other regulatory requirements, and for which we, as a successor owner or operator, may be responsible.

     WE FACE RISKS ASSOCIATED WITH OUR CONSUMER SAFETY PRODUCTS. We face claims of injury allegedly resulting from our defense sprays. We cannot assure you that our insurance coverage will be sufficient to cover any judgments won against us in these lawsuits. If our insurance coverage is exceeded, we will have to pay the excess liability directly. We are also aware of several claims that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. While we no longer sell defense sprays to law enforcement agencies, it is possible that the increasing use of defense sprays by the public could, in the future, lead to additional product liability claims.

     OUR CAR WASH BUSINESS MAY SUFFER UNDER CERTAIN WEATHER CONDITIONS. Seasonal trends in some periods may affect our car wash business. In particular, long periods of rain can affect adversely our car wash business as people typically do not wash their cars during such periods. Conversely, extended periods of warm, dry weather may encourage customers to wash their own cars which can affect adversely our car wash business.

     CONSUMER DEMAND FOR OUR CAR WASH SERVICES IS UNPREDICTABLE. Our financial condition and results of operations will depend substantially on consumer demand for car wash services. Our business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. We cannot assure you that consumer demand for car wash services will increase as our business expands. Nor can we assure you that consumer demand will maintain its current level.

     WE MUST MAINTAIN OUR CAR WASH EQUIPMENT. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment found in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment, the car wash could become inoperable resulting in a loss of revenue to us from the inoperable location.

     OUR CAR WASH AND CAR SERVICES FACE GOVERNMENTAL REGULATION. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car services, such as gasoline and lubrication, use of a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

        i. transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;
       ii.   discharge of stormwater; and
       iii.  underground storage tanks.

If any of the previously mentioned substances were found on our property, however, including leased properties, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

     OUR CONSUMER SAFETY PRODUCT BUSINESSES FACE GOVERNMENTAL REGULATION. The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. We cannot assure you, however, that restrictions on the manufacture or use of consumer defense sprays will not be enacted that would have an adverse impact on our financial condition. Some of our consumer defense spray manufacturing operations currently incorporate hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the

Environmental Protection Agency. We believe that we are in compliance currently with all state and local statutes governing our disposal of these hazardous materials, but if there are any changes in environmental permit or regulatory requirements, or if we fail to comply with any environmental requirements, these changes or failures may have a material adverse effect on our business and financial condition.

     WE FACE SIGNIFICANT COMPETITION. The extent and kind of competition that we face varies. The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. Because barriers to entry into the car wash industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. In this sector of our business we also face competition from outside the car wash industry, such as gas stations and convenience stores, that offer automated car wash services. In some cases, these competitors may have significantly greater financial and operating resources than we do. In our car service businesses, we face competition from a number of sources, including regional and national chains, gasoline stations and companies and automotive companies and specialty stores, both regional and national.

     OUR OPERATIONS ARE DEPENDENT SUBSTANTIALLY ON THE SERVICES OF OUR EXECUTIVE OFFICERS, PARTICULARLY LOUIS D. PAOLINO, JR. Our operations are dependent substantially on the services of our executive officers, particularly Louis D. Paolino, Jr., our Chairman of the Board, Chief Executive Officer and President. If we lose Mr. Paolino's services or that of one or more of our other executive officers, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers.

     OUR PREFERRED STOCK MAY EFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK; IT MAY ALSO DISCOURAGE ANOTHER PERSON TO ACQUIRE CONTROL OF MACE. Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock. No shares of Preferred Stock are currently outstanding. It is not possible to state the precise effect of Preferred Stock upon the rights of the holders of our common stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series or classes of the Preferred Stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on Common Stock, to the extent dividends are payable on any issued shares of Preferred Stock, and restrictions on dividends on Common Stock if dividends on the Preferred Stock are in arrears, (ii) dilution of the voting power of the Common Stock to the extent that the Preferred Stock has voting rights, and (iii) the holders of Common Stock not being entitled to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to the Preferred Stock.

The Preferred Stock may be viewed as having the effect of discouraging an unsolicited attempt by another person to acquire control of Mace and may therefore have an anti-takeover effect. Issuances of authorized preferred shares can be implemented, and have been implemented by some companies in recent years with voting or conversion privileges intended to make an acquisition of the company more difficult or costly. Such an issuance could discourage or limit the stockholders' participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

     SOME PROVISIONS OF DELAWARE LAW MAY PREVENT US FROM BEING ACQUIRED. We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with a person who is an "interested stockholder" for a period of three (3) years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a price for our common stock above its market price.

     WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK. We do not expect to pay any cash dividends on our common stock in the foreseeable future. We will reinvest any cash otherwise available for dividends in our business.

     THERE ARE ADDITIONAL RISKS SET FORTH IN THE INCORPORATED DOCUMENTS. In addition to the risk factors set forth above, you should review the financial statements and exhibits incorporated into this report. Such documents may contain, in certain instances and from time to time, additional and supplemental information relating to the risks set forth above and/or additional risks to be considered by you, including, without limitation, information relating to losses experienced by Mace in particular historical periods, working capital deficits of Mace at particular dates, information relating to pending and recently completed acquisitions, descriptions of new or changed federal or state regulations applicable to Mace, data relating to remediation and the actions taken by Mace, and estimates at various times of Mace's potential liabilities for compliance with environmental laws or in connection with pending litigation.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is located in Mount Laurel, New Jersey. The Corporation rents approximately 10,000 square feet of space at an annual cost of $120,000.

     CAR WASH PROPERTIES. The principal fixed assets used by the Company are its car wash facilities used for operating car care services which are described under "Item 1. Line of Business." The 57 car wash facilities operated by the Company as of December 31, 1999 are situated on sites owned or leased by the Company. The Company owns 42 and leases 15 of its car wash facilities. The location of its car washes and the services offered at the locations are set forth in summary fashion in the chart below.


                                  TYPE OF      NUMBER OF
LOCATIONS /(1)/               CAR WASH /(2)/   FACILITIES
----------------------------  ---------------  ----------
Philadelphia, Pennsylvania    Exterior Washes           5
                              Full Service              3

Southern New Jersey Area      Full Service              1
                              Exterior Wash             8

Smyrna, Delaware              Exterior Washes           1

Phoenix, Arizona Area         Full Service             14

Dallas, Texas Area            Full Service             10

Austin, Texas                 Full Service              3

Lubbock, Texas                Full Service              3

Sarasota, Florida Area        Full Service              5

San Antonio, Texas            Full Service              4

(1) The majority of the Company's locations are owned except for the following number of locations which are leased:

    (i)   Philadelphia, Pennsylvania (4)
    (ii)  Southern New Jersey Area (1)
    (iii) Smyrna, Delaware (1)
    (iv)  Phoenix, Arizona Area (5)
    (v)   Dallas, Texas Area (4)

(2) Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 43 locations), oil and lubrication services (offered at 15 locations), gasoline dispensing services (offered at 24 locations), state inspection services (offered at six locations), and convenience store sales (offered at eight locations).

The Company owns real estate, buildings, equipment and other properties that it employs in substantially all of its car wash, security products, computer products and services operations. The Company expects to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of the car washes are encumbered by first mortgage loans. Of the 42 car washes owned by the Company as of December 31, 1999, 25 had first mortgage loans totaling $31,445,883 and 17 were not encumbered.

     SAFETY AND SECURITY DEVICES PROPERTIES. The Company leases its facility in Bennington, Vermont. Substantially all of the Company's operations of its safety and security device division, including administration and sales, and all of its production facilities are located at the Bennington facility. The facility consists of approximately 220,000 square feet. The Company subleases the facility under a sublease which expires on November 15, 2004 and provides for the payment of $80,000 in annual rent.

     POINT OF SALE AND SOFTWARE PROPERTIES. The Company leases its facility in Nazareth, Pennsylvania. Substantially all of the Company's operations of its point of sale and software division, including administration and sales, and all of its production facilities are located at the Nazareth facility. The facility consists of approximately 5,000 square feet. The Company leases the facility under a lease which expires on April 30, 2002 and provides for the payment of $19,200 in annual rent.


ITEM 3.  LEGAL PROCEEDINGS

The following discloses all pending litigation against the Company, other than routine litigation, involving claims for damages in excess of $1.0 million, which constitutes approximately ten (10%) percent of the Company's current assets at December 31, 1999, and also discloses the disposition of claims previously disclosed.

As disclosed in the Company's 1994 Form 10-KSB, on January 25, 1994, a suit was filed by Carmeta Gentles on her own behalf and as personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a party defendant on February 8, 1995. The plaintiff seeks five million dollars in damages. The Company forwarded this suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

On December 13, 1999, the Company was named as a defendant in a suit filed in the state of New York by Janeen Johnson et. al. The litigation concerns a claim that a self-defense spray manufactured by the Company and used by a law enforcement officer contributed to the suffering and death of Christopher Johnson. The Company forwarded the suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of reports of incidents in which, among other things, defense sprays: have been mischievously or improperly used, in some cases by minors; have not been instantly effective; or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims, or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held on December 15, 1999. The following proposals were submitted to a vote:
(i) to approve for a one-year term for the Election of Directors, expiring at the next Annual Meeting, (ii) to approve an Amended and Restated Certificate of Incorporation for the purpose of: (a) adding a provision limiting the personal liability of Mace's directors to Mace and its stockholders for monetary damages for breaches of their fiduciary duties as directors as permitted by Section 102(b)(7) of the Delaware General Corporation Law, and (b) to combine into one document all previous amendments to Mace's Certificate of Incorporation which are now in effect, and (iii) to ratify the appointment of Ernst & Young LLP as Mace's independent auditors for fiscal year 1999. All proposals were adopted by the shareholders. The voting was as follows:


                                                                           Broker
Directors:                        Votes For   Votes Against  Abstentions  Non-Votes
--------------------------------  ----------  -------------  -----------  ---------
Louis D. Paolino, Jr.             17,919,956          4,995            -          -
Mark S. Alsentzer                 17,919,956          4,995            -          -
Jon E. Goodrich                   17,869,056         55,895            -          -
Robert M. Kramer                  17,919,956          4,995            -          -
Richard B. Muir                   17,919,956          4,995            -          -
Matthew J. Paolino                17,919,956          4,995            -          -
Constantine N. Papadakis          17,919,956          4,995            -          -

Approve and adopt Amended
   and Restated Certificate of
   Incorporation                  17,913,009          9,542        2,400          -

Ratify appointment of Ernst &
   Young LLP                      17,919,179          4,942          830          -

EXECUTIVE OFFICERS OF THE COMPANY

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

There are no family relationships between any of the executive officers of the Company except that Matthew J. Paolino is a brother to Louis D. Paolino, Jr. The following table sets forth information regarding certain executive officers of the Company.


NAME                       AGE                   POSITION
-------------------------  ---  -------------------------------------------
  Louis D. Paolino, Jr...   43  Chairman of the Board, President, and Chief
                                 Executive Officer

  Gregory M. Krzemien....   40  Chief Financial Officer and Treasurer
  Robert M. Kramer.......   47  General Counsel, Executive Vice President
                                 and Secretary
  Michael G. Fazio.......   50  Vice President--Operations
  Ronald R. Pirollo......   41  Vice President, Corporate Controller
  Matthew J. Paolino.....   35  Vice President

  LOUIS D. PAOLINO, JR. serves as the Chairman of the Board, President and Chief Executive Officer of the Company. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 43 years old.

  GREGORY M. KRZEMIEN serves as the Chief Financial Officer and Treasurer of the Company. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and he held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 40 years old.

  ROBERT M. KRAMER serves as a director of the Company, and as the General Counsel, Secretary and Executive Vice President of the Company. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. Since 1989, Mr. Kramer has been the sole partner of Robert M. Kramer & Associates, P.C., a law firm consisting of three lawyers.

Although Mr. Kramer will continue his private practice of law at Robert M. Kramer & Associates, P.C., he will devote a substantial amount of time to performing his duties for the Company. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a J.D. degree from Temple University of Law School. Mr. Kramer is 47 years old.

  MICHAEL G. FAZIO is serving as Vice President - Operations of the Company.
Mr. Fazio has over 25 years of experience in the car care industry. Since 1972, Mr. Fazio has built and managed twelve car washes which included gas stations, convenience stores and quick oil changes. In 1997, Mr. Fazio sold his business to become President and Chief Operating Officer of Wash Depot, a large consolidator in the car care industry. Under Mr. Fazio's leadership, Wash Depot grew to $100 million in sales and over 6,000 employees. Mr. Fazio is highly regarded in the car care industry and is often asked to speak at seminars within the car wash community. Mr. Fazio is 50 years old.

  RONALD R. PIROLLO serves as Vice President and Corporate Controller of the Company. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting from Villanova University in 1981. Mr. Pirollo is 41 years old.

  MATTHEW J. PAOLINO serves as a director and as a Vice President of the Company. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of the Company. Mr. Paolino is 35 years old.

EMPLOYEES

As of March 20, 2000, the Company had approximately 1,843 employees, of which approximately 1,715 were employed in the car care services, 39 in the security products segment, 34 in the computer products and services segment, 49 in clerical, administrative, and sales positions and six in management. None of the Company's employees are covered by collective bargaining agreements.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICE AND DIVIDENDS OF THE REGISTRANT'S COMMON EQUITY

The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "MACE". The common stock prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for the Company's Common Stock, as reported by Nasdaq.


                                 HIGH      LOW
                                -------  -------

Year Ended December 31, 1998
 First Quarter................   1 9/16      7/8
 Second Quarter...............  1 11/16    1 1/4
 Third Quarter................    1 1/2    1 1/8
 Fourth Quarter...............  1 13/16   1 9/16

Year Ended December 31, 1999
 First Quarter................        6   1 9/16
 Second Quarter...............   14 1/8  5 11/16
 Third Quarter................   10 5/8   6 1/16
 Fourth Quarter...............    8 7/8        4

The closing price for the Common Stock on March 23, 2000 was $4.9375 (4 15/16). For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of the outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

As of March 23, 2000, the Company had 224 holders of record and approximately 1,626 beneficial owners of its Common Stock.

The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain all working capital and earnings, if any, for use in the Company's operations and in the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as the Board of Directors deems relevant. Certain of the Company's credit facilities prohibits or limits the payment of cash dividends without prior bank approval.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On October 18, 1999, the Company, through its wholly owned subsidiary, Mace Car Wash, Inc. consummated the acquisition of all the car wash related assets of White Glove Chicago Partnership ("White Glove Car Wash") in exchange for 29,762 unregistered shares of the Company's common stock issued to the shareholders of White Glove Car Wash, cash consideration of $130,000 and the issuance of a $345,000 promissory note. An additional issuance of the Company's common stock of up to 8,333 shares may be completed pending the resolution of certain post-closing obligations.

On October 29, 1999, the Company, through its wholly owned subsidiary, Mace Car Wash, Inc., consummated the acquisition of all the car wash related assets of Millennia Car Wash, LLC pursuant to the terms of a Real Estate and Asset Purchase Agreement. Consideration for the acquisition included the assumption of approximately $15 million of debt, the issuance of 3,500,000 unregistered shares of the Company's common stock to the shareholders of Millennia, and the issuance of warrants to purchase 62,500 shares of the Company's common stock.

On December 29, 1999, the Company, through its wholly owned subsidiary, Mace Car Wash, Inc., consummated the acquisition of all the assets of the car wash facility having the address of 1505 East Marlton Pike, Cherry Hill, New Jersey ("Cherry Hill Car Wash") in exchange for 63,309 unregistered shares of the Company's common stock issued to the shareholders of Cherry Hill Car Wash and cash consideration of $1,900,000.

In December 1999, the Company sold an aggregate of 280,606 shares of common stock to several accredited investors including certain of the Company's affiliates pursuant to certain stock purchase and sales agreements. The purchase price per share was $3.30 for 60,606 shares and $3.00 for 220,000 shares providing aggregate proceeds of $860,000 to the Company.

Under the private placements and acquisitions described above, the Company has agreed under certain circumstances to register certain of the Shares for the above transactions for resale under the Securities Act of 1933 (the "Act"). The sale of the Shares in the private placements and the issuance of the shares in the aforementioned acquisitions were exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placement and issued in the acquisitions may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the two years ended December 31, 1999, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for 1998 to reflect the acquisitions of Innovative Control Systems,

Inc., 50's Classic Car Wash, Inc., and Eager Beaver Car Wash, Inc. which were consummated in July, August and September 1999, respectively and accounted for under the pooling of interests method of accounting.

The follow discussion includes statements that are forward-looking in nature. The accuracy of such statements depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of this report.

INTRODUCTION

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR
                            ENDED DECEMBER 31, 1998

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

  CAR CARE SERVICES

The Company owns or operates, pursuant to operating agreements, full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the year ended December 31, 1999 for the car care segment were comprised of approximately 77% car wash and detailing, 12% lube and other automotive services, 9% fuel and merchandise, and 2% from operating agreements.

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

  COMPUTER PRODUCTS AND SERVICES

The Company's computer products and service segment is a developer, manufacturer and retailer of specialty point of sale and control software for principally the car care industries. Its primary product, a software package called "Tunnel Master", provides car wash equipment control, point of sale and management information, and a software product which provides management and control of lube operations. The software is usually sold as a package with computer hardware, car wash tunnel controller equipment and customer service support contracts. Another software product being marketed is called "Vision Master" which allows users to access cameras and view operations remotely using a personal computer from anywhere in the world. These products and services are sold directly and through independent distributors.

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

At December 31, 1999, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $183,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of goodwill and other intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Goodwill is amortized on a straight-line basis over 25 years. Other intangibles are amortized over their useful lives ranging from three to twenty years, using the straight line method.

MERGER COSTS

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively, of which approximately $55,000 is remaining in accrued liabilities at December 31, 1999. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $(8,000), $96,000, and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of ICS, Classic and Eager Beaver, respectively. This total tax provision of $138,000 is included within income tax expense for 1999.

RESTRUCTURING, ASSET ABANDONMENT COSTS AND CHANGE IN CONTROL CHARGES

In conjunction with the Company's recent change in control, the Company restructured certain of its security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset abandonment and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 is non-cash in nature consisting of a $218,000 write-off of certain assets as a result of management abandoning certain product lines within the Company's security products segment; a $373,000 write-off of leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $341,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control.

OTHER INCOME AND EXPENSE

Other income and expense includes gains and losses on the sale of equipment, asset write-downs, and rental income largely from subletting at the Company's Vermont leased facility.

TAXES

The Company recorded a tax benefit of $588,519 for the year ended December 31, 1999 and a tax expense of $4,358 for the year ended December 31, 1998. The net benefit is comprised of a benefit of approximately $948,000 of Federal and State taxes at statutory rates, and a $360,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for 1999 is primarily due to the use of net operating loss carryforwards, income from pooled companies which were taxed as S Corporations, and the one-time effect of the charge from the pooled company acquisitions.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                          -------------
                                                           1999    1998
                                                          ------  -----

Revenues                                                  100.0%  100.0%

Cost of revenues                                           64.4    57.3

Selling, general and administrative expenses               23.2    30.2

Depreciation and amortization                               4.0     8.2

Merger costs                                                6.5       -

Restructuring and change in control cost                    5.3       -
                                                          ------  -----
Operating (loss) income                                    (3.4)    4.3

Interest expense, net                                      (3.8)   (3.4)

Other (expense) income                                      0.7     3.1
                                                          ------  -----
(Loss) income from continuing operations before income     (6.5)    4.0

Income tax (benefit) expense                               (2.0)    0.1
                                                          ------  -----

(Loss) income from continuing operations                   (4.5)    3.9

Income (loss) from discontinued operations                  0.1    (6.4)
                                                          ------  -----
Net loss                                                  (4.4)%  (2.5)%
                                                          ======  =====

REVENUES

  CAR CARE SERVICES

Revenues for the year ended December 31, 1999 were $22.3 million as compared to $4.8 million for the year ended December 31, 1998, an increase of $17.5 million or 365%. Of the $22.3 million of revenues for the year ended December 31, 1999, $17.1 million or 77% was generated from car wash and detailing, $2.7 million or 12% from lube and other automotive services, $2.1 million or 9% from fuel and merchandise sales and $462,000 or 2% from operating agreements. For the year ended December 31, 1998, $4.4 million or 92% was generated from car wash and detailing, and $462,000 or 8% from fuel and merchandise sales.

During 1999, the Company managed several car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenue including gross revenue generated by locations under operating agreements was $32.0 million consisting of $25.6 million, or 80%, from car wash and detailing, $3.3 million, or 10%, from lube and other automotive services, and $3.1 million, or 10%, from fuel and merchandise sales.

  SECURITY PRODUCTS

Revenues for the year ended December 31, 1999 were $3.4 million as compared to $2.4 million for the year ended December 31, 1998, an increase of $1.0 million, or 42%. This increase is primarily attributable to increased sales to the sporting goods market and major discount stores. This increase was partially offset by the elimination of sales in the Company's independent Mace retail stores in the third quarter of 1998.

  COMPUTER PRODUCTS AND SERVICES

Revenues for the year ended December 31, 1999 were $2.9 million compared to $2.0 million for the year ended December 31, 1998, an increase of $0.9 million, or 45%. This increase is attributable to an increase in demand for and sales of the "Tunnel Master" system which continues to expand its functionality and versatility based on customers' demands.

COST OF REVENUES

  CAR CARE SERVICES

Cost of revenues for the year ended December 31, 1999 were $14.8 million, or 64% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was $22.2 million or 69% of revenues for this segment, with car wash and detailing costs at 66% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 84% of respective revenues.

Cost of revenues for the year ended December 31, 1998 were $2.8 million or 60% of revenues.

  SECURITY PRODUCTS

Cost of revenues for the year ended December 31, 1999 were $1.8 million compared to $1.2 million for the year ended December 31, 1998. Cost of revenues as a percentage of revenues for the year ended December 31, 1999, was 53% as compared to 51% for the same period in 1998. The increase in cost of sales as a percentage of revenues is primarily due to the effect on revenues of promotional discounts given during 1999.

  COMPUTER PRODUCTS AND SERVICES

Cost of revenues for the year ended December 31, 1999 were $1.8 million compared to $1.2 million for the year ended December 31, 1998. Cost of revenues for the year ended December 31, 1999 was 62% as compared to 59% for the same period in 1998. The increase in cost of sales as a percentage of revenues is primarily due to an increase in certain computer hardware components and increases in labor costs, especially in the area of support services.

Selling, general and administrative expenses for the year ended December 31, 1999 were $6.7 million compared to $2.8 million for the year ended December 31, 1998, an increase of $3.9 million, or 139%. The primary reason for this increase is the infrastructure established during 1999 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $1.1 million for the year ended December 31, 1999 as compared to $755,000 for the same period in 1998. This increase is the result of entering the Car Care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense.

TAXES

The Company recorded a tax benefit of $588,519 for the year ended December 31, 1999 and a tax expense of $4,358 for the year ended December 31, 1998. The net benefit is comprised of a benefit of approximately $948,000 of Federal and State taxes at statutory rates, and a $360,000 one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during 1999, which were S Corporations prior to the date of merger. The tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for 1999 is primarily due to the use of net operating loss carryforwards, income from pooled companies which were taxed as S Corporations, and the one-time effect of the charge from the pooled company acquisitions.

At December 31, 1999, the Company has approximately $7.1 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $5.9 million from continuing operations and $1.2 million from acquired net operating losses attributable to the Colonial Full Service Car Wash, Inc. acquisition. However, due to a change in control, the Company's ability to use such net operating loss carryforwards may be limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of December 31, 1999, the Company had a working capital deficit of $1.4 million, including cash and cash equivalents of $2.3 million. For the year ended December 31, 1999, net cash used in operations was approximately $1.1 million, net cash provided by financing activities was approximately $12.6 million and net cash used in investing activities was approximately $13.8million resulting in a decrease in cash and cash equivalents of $2.3 million. Capital expended during the period included $11.2 million relating to acquisitions, $1.1 million of deposits and prepaid costs on future acquisitions, and $2.3 million for the purchase of operating equipment and real estate.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to expend substantial funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $1.5 million for the year ending December 31, 2000. At December 31, 1999, the Company had borrowings of $32,784,277. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility. Additionally, at December 31, 1999, the Company had approximately $11.7 million of debt which required refinancing in the first quarter of 2000, including a $4.75 million promissory note related to the acquisition of Genie, approximately $4.8 million of debt with Bank One, Texas N.A. ("Bank One") assumed by the Company in connection with the Colonial acquisition, and a $2.15 million note payable to SouthTrust Bank relating to the Eager Beaver merger. In February 2000, the Company financed the remaining $4.35 million balance of the Genie promissory note through a three year term note (15 year amortization basis) with Bank One, finalized the assumption of the Colonial notes with Bank One and the original maturities of the notes due on various dates in 2001, and entered into an extension agreement with respect to the SouthTrust Bank note until May 2001. The Company has currently addressed this capital need through the completion of several private placements of the Company's common stock and the consummation of a Stock Purchase Agreement. On June 23, 1999, the Company completed its sale of 392,857 shares pursuant to a Stock Purchase and Sale Agreement with the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P. which provided proceeds of $3.3 million. On July 1, 1999, the Company, pursuant to a Stock Purchase Agreement entered into by the Company on March 26, 1999, sold 3,735,000 shares of the Company's common stock at a price of $1.375 per share to Louis D. Paolino, Jr. and certain individuals designated by Mr. Paolino. Also, on July 1, 1999, the Company consummated a private placement of 1,600,000 shares of its common stock at $2.00 per share to certain accredited investors designated by Mr. Paolino. On September 8, 1999, the Company consummated a private placement of 238,095 shares of the Company's common stock at a price of $8.40 per share to Park Equity Partners which provided proceeds of $2 million to the Company. Finally, on December 29, 1999, the Company sold an aggregate of 280,606 shares of common stock to several accredited investors including certain of the Company's affiliates at an average price of $3.07 which provided proceeds of $860,000 to the Company. Total additional net proceeds from the July 1, 1999 Stock Purchase Agreement and the July 1/st/,

September 9/th/ and December 29/th/ private placements were $10,954,000. The shares sold pursuant to the above Stock Purchase Agreement and private placement are unregistered and thus restricted for one year and are subject to certain selling limitations in the second year. The Company is also actively working with several parties to raise additional funds through additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

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

YEAR 2000

The Company has completed its year 2000 remediation plan. Although we believe our Year 2000 remediation plan was adequate to address the Year 2000 issue, the Company is continually acquiring new businesses and locations, which may require an on-going process to convert, assess, and if necessary, remediate newly acquired systems. This issue is part of our standard due diligence when evaluating potential acquisitions so that remedial efforts, if any, can be evaluated and scheduled.

Additionally, the Company's Computer Products and Services operations develop specialty point of sale and control software for principally the car care industry. Its primary products are: "Tunnel Master", which provides car wash equipment control, point of sales, and management information; "Clout", which provides point of sales and service controls to the quick lube industry; and "Vision Master", which allows users to access cameras and view operations remotely using a personal computer. Based on our current assessment, we believe the current versions of our software products are Year 2000 compliant - that is, they are capable of adequately distinguishing 21/st/ century dates from 20/th/ century dates. However, our products are generally integrated into other third party company systems involving hardware and software products that we cannot adequately evaluate for Year 2000 compliance. Although we have not been a party to any claims involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such claims proceedings, or to negotiate resolutions of claims based on Year 2000 issues.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent auditors and consolidated financial statements are included in Part III, ITEM 13. of this Report beginning on page F- 1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Urbach Kahn & Werlin PC served as the independent accountants of the Company for the two years ended December 31, 1998 and 1997. In May 1999, Urbach Kahn & Werlin PC resigned as the Company's independent accountants. The reports of Urbach Kahn & Werlin PC on the Company's consolidated financial statements for the two fiscal years did not contain any adverse opinion or disclaimer of opinion, or modification or qualification as to uncertainty, audit scope or accounting principles. Additionally, there have been no disagreements between the Company and Urbach Kahn & Werlin PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Urbach Kahn & Werlin PC, would have caused them to make reference thereto in their report on the Company's consolidated financial statements for such years.

In May 1999, the Company selected the international accounting firm of Ernst & Young LLP to serve as the Company's new independent accountants. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1999 was approved by the Company's Board of Directors and ratified at the Company's annual meeting of the stockholders held on December 15, 1999. Ernst & Young LLP has issued an opinion with respect to the audit of the consolidated balance sheet of the Company as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, as restated for three pooling of interest acquisitions completed in 1999. In January 2000, the Company was advised that Ernst & Young LLP resigned as the Company's independent accountants due to a business conflict as a result of pending litigation between two clients and the focus of part of that litigation on financial statements of another client that Ernst & Young LLP audited. The reports of Ernst & Young LLP on the Company's consolidated financial statements as restated for the two years ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, or modification or qualification as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent years, there have been no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the Company's consolidated financial statements for such years.

In January 2000, the Company selected the international accounting firm of Grant Thornton LLP to serve as the Company's new independent accountants. Grant Thornton LLP has not consulted or performed any work for the Company in the last two years.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors appearing in the sections entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders ("Proxy Statement") is incorporated herein by this reference. The information concerning executive officers is set forth in
Part I herein.

ITEM 10. EXECUTIVE COMPENSATION

The information contained in the section of the Proxy Statement entitled "Executive Compensation" is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section of the Proxy Statement entitled "Certain Transactions" is incorporated herein by this reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Consolidated Financial Statements:

        Reports of Independent Auditors

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Operations for the years ended December 31, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998

        Notes to Consolidated Financial Statements

(a)(2) The requirements of Schedule II have been included in the notes to the financial statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and; therefore, have been omitted.

(a)(3)  Exhibits:

     The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

     (a) Exhibits:

  *3.1 Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.1 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10-QSB"))
  *3.2 Certificate of Amendment of Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.2 to the June 30, 1999 Form 10-
         QSB)
   3.3   Amended and Restated Bylaws of Mace Security International, Inc.
   3.4 Amended and Restated Certificate of Incorporation of Mace Security International, Inc.
 *10.3   1993 Non-Qualified Stock Option Plan (1)
 *10.22  Trademarks(1)
 *10.28 Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2)
 *10.34  Real Estate Purchase Agreement between Vermont
         Economic Development Authority and Mace Security International, Inc.(2) *10.39 Line of Credit Note for $1,500,000 with Vermont National Bank
 *10.40  Term Note for $1,500,000 with Vermont National Bank
 *10.41  Security Agreement with Vermont National Bank
 *10.58 First National Bank of New England Loan closing documents dated September 25, 1997 - the $800,000 note
 *10.59 First National Bank of New England Loan closing documents dated September 25, 1997 - the $1,000,000 note
 *10.60  First National Bank of New England Loan closing documents dated September 25, 1997 - the $250,000 line of credit
 *10.61 Asset Purchase Agreement between the Company and MSP Retail, Inc. dated September 10, 1997
 *10.62 First National Bank of New England loan closing documents dated February 5, 1998 relating to the $800,000 loan guaranteed by the U.S. Department of Agriculture
 *10.63 Purchase Agreement between the Company and Armor Holdings, Inc. and its subsidiary dated April 2, 1998
 *10.64  Fairness Opinion relating to the sale of substantially all the assets of the Law Enforcement division to Armor Holdings, Inc. *10.65 Term Note with MSP, Inc. as payee to the Company dated as of July 1,
         1998
 *10.66 Employment Agreement between the Company and Jon E. Goodrich effective as of September 1, 1998 (3)
 *10.67 Employment Agreement between the Company and Mark A. Capone effective as of September 17, 1998 (3)
 *10.68 Settlement Agreement between the Company and MSP Retail, Inc. dated December 2, 1998
 *10.69 Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated as of March 26, 1999 +
 *10.70  Stock purchase Agreement, between Louis Paolino, Jr. and Mace
         Security International, Inc. dated as of March 26, 1999
 *10.71 Employment Contract between Mace Security International, Inc. and Robert M. Kramer dated March 26, 1999 (3)
 *10.72 Employment Contract between Mace Security International, Inc. and Gregory M. Krzemien dated March 26, 1999 (3)
 *10.73 Amendment No. 1 to Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated April 13, 1999
 *10.74 Amendment No. 1 to Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated April 13, 1999
 *10.75 Stock Purchase Agreement dated as of February 4, 1999, by and between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch and Gunter Rauch and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 17, 1999 (the "May 17, 1999 Form 8-K")) +
 *10.76 Amendment Number One to Stock Purchase Agreement dated April 1, 1999, between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch, Gunter Rauch and Steven Sims and American Wash Services, Inc. (Exhibit 2.2 to the May 17, 1999 Form 8-K)

 *10.77 Assignment dated May 17, 1999 between Mace Security International, Inc., Mace Anti Crime Bureau, Inc., and American Wash Services, Inc. (Exhibit 2.3 to the May 17, 1999 Form 8-K)
 *10.78 Car Wash Asset Purchase/Sale Agreement dated July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 18, 1999 (the "May 18, 1999 Form 8-K")) +
 *10.79 First Amendment to Car Wash Asset Purchase/Sale Agreement effective July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC (Exhibit 2.2 to the May 18, 1999 Form 8-K)
 *10.80 Second Amendment to Car Wash Asset Purchase/Sale Agreement effective April 29, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.3 to the May 18, 1999 Form 8-K)
 *10.81 Third Amendment to Car Wash Asset Purchase/Sale Agreement effective May 17, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.4 to the May 18, 1999 Form 8-K)
 *10.82 Fourth Amendment to Car Wash Asset Purchase/Sale Agreement effective May 18, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.5 to the May 18, 1999 Form 8-K)
 *10.83 Promissory Note in the amount of $4,750,000 by Mace Car Wash-Arizona, Inc., dated May 18, 1999, payable to Mike W. Cornett as collecting agent for Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornett Limited Partnership. (Exhibit 2.6 to the May 18, 1999 Form 8-K)
 *10.84 Security Agreement dated May 18, 1999 between Mace Car Wash-Arizona, Inc. and Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornet Limited Partnership. (Exhibit
         2.7 to the May 18, 1999 Form 8-K)
 *10.85 Agreement of Sale dated as of April 22, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1999 (the "June 1, 1999 Form 8-K")) +
 *10.86 First Amendment to Agreement of Sale dated as of May 10, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.2 to the June 1, 1999 Form 8-K)
 *10.87 Assignment dated May 17, 1999 between Mace Security International, Inc. and Red Mountain Holdings, Inc. (Exhibit 2.3 to the June 1, 1999 Form 8-K)
 *10.88 Agreement of Sale dated as of April 23, 1999 by and among American Wash Services, Inc. and Mario DeBerardinis and Jennifer DeBerardinis. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1999 (the "June 22, 1999 Form 8-K")) +
 *10.89 Assignment dated June 15, 1999 between Mace Security International, Inc. and American Wash Services, Inc. (Exhibit 2.2 to the June 22, 1999 Form 8-K)
 *10.90 Merger Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Red Mountain Holding, Ltd. on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 AWS Form 8-K")) +
 *10.91 Amendment No. 1 to the Merger Agreement dated as of April 13, 1999. (Exhibit 2.2 to the July 1, 1999 AWS Form 8-K)
 *10.92 Amendment No. 2 to the Merger Agreement dated as of May 24, 1999. (Exhibit 2.3 to the July 1, 1999 AWS Form 8-K)
 *10.93  The Stock Purchase Agreement dated as of March 26, 1999 between Louis
         D. Paolino, Jr. and Mace Security International, Inc. (Exhibit 2.4 to the July 1, 1999 AWS Form 8-K) +
 *10.94 Amendment No. 1 to the Stock Purchase Agreement dated as of April 13, 1999. (Exhibit 2.5 to the July 1, 1999 AWS Form 8-K)
 *10.95 Amendment No. 2 to the Stock Purchase Agreement dated as of May 24, 1999 (Exhibit 2.6 to the July 1, 1999 AWS Form 8-K)
 *10.96 The Real Estate and Asset Purchase Agreement dated as of March 8, 1999, among Stephen B. Properties, Inc., Stephen Bulboff, and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the " July 1, 1999 Form 8-K")) +

 *10.97 Lease Assignment and Assumption Agreement dated July 1, 1999 among Mace Wash, Inc., a wholly-owned subsidiary of Mace Security International, Inc., Stephen B. Properties, Inc., Stephen Bulboff and American Wash Services, Inc. (Exhibit 2.2 to the July 1, 1999)

 *10.98  Mace Security International, Inc. 1999 Stock Option Plan (3)
 *10.99 Operating Agreement between Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC and Mace Car Wash, Inc.
 *10.100 Employment Contract between Mace Security International, Inc. and Louis
         D. Paolino, Jr.(3)
 *10.101 Employment Contract between Mace Security International, Inc. and
         Michael Fazio(3)
 *10.102 Stock Purchase Agreement and Sale Agreement dated June 23, 1999 among
         Mace Security International, Inc. and the Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P.
 *10.103 Stock Purchase Agreement and Plan of Reorganization dated as of June 1,
         1999, by and between Kevin Detrick, Brian Bath, Michael Ruiz, and Francis Janoski on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 9, 1999) +
 *10.104 Stock Exchange Agreement dated as of August 13, 1999, by and between
         Joe Crawford, Ron Clark, Robert Duggan, Jr., and First National Bank of Abilene, as Trustee of the Wayne V. Ramsey, Jr., and Mira Marie Ramsey Family Trust No. 2 on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 25, 1999) +
 *10.105 Car Wash Asset Purchase/Sale Agreement dated as of May 11, 1999, between The Manus Group, Inc. and Mace Car Wash, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 24, 1999) +
 *10.106 Car Wash Asset Purchase/Sale Agreement dated as of August 26, 1998, between Quaker Car Wash, Inc. and Millennia Car Wash, LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999 (the "September 9, 1999 Form 8-K")) +
 *10.107 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of
         November 23, 1998. (Exhibit 2.2 to the September 9, 1999 Form 8-K) *10.108 Amendment two of the Car Wash Asset Purchase/Sale Agreement dated as of
         January 6, 1999. (Exhibit 2.3 to the September 9, 1999 Form 8-K) *10.109 Amendment three of the Car Wash Asset Purchase/Sale Agreement dated as of February 26, 1999. (Exhibit 2.4 to the September 9, 1999 Form 8-K) *10.110 Amendment four of the Car Wash Asset Purchase/Sale Agreement dated as of April 7, 1999. (Exhibit 2.5 to the September 9, 1999 Form 8-K) *10.111 Amendment five of the Car Wash Asset Purchase/Sale Agreement dated as of May 10, 1999. (Exhibit 2.6 to the September 9, 1999 Form 8-K) *10.112 Amendment six of the Car Wash Asset Purchase/Sale Agreement dated as of
         June 25, 1999. (Exhibit 2.7 to the September 9, 1999 Form 8-K)
 *10.113 Amendment seven of the Car Wash Asset Purchase/Sale Agreement dated as of August 13, 1999. (Exhibit 2.8 to the September 9, 1999 Form 8-K) *10.114 Amendment eight of the Car Wash Asset Purchase/Sale Agreement dated as of August 27, 1999. (Exhibit 2.9 to the September 9, 1999 Form 8-K) *10.115 Stock Purchase Agreement dated as of June 21, 1999, by and between Ken
         H. Bachman, as Trustee under the Kenneth H. Bachman Revocable Trust under agreement dated September 12, 1994, Claudia Bachman, as Trustee under the Claudia Bachman Revocable Trust under agreement dated September 12, 1994, Carolyn Schmidt, Daniel Warmbier, and Diane Warmbier on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999) +
 *10.116 Stock Purchase Agreement and Sale Agreement dated September 8, 1999 among Mace Security International, Inc. and Park Equity Partners *10.117 Car Wash Asset Purchase/Sale Agreement dated as of April 20, 1999, between White Glove Partnership and Mace Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 1999) +
 *10.118 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of
         April 20, 1999 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 18, 1999)
 *10.119 Real Estate and Asset Purchase Agreement dated March 30, 1999, by and among Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 29, 1999) +

 *10.120 Amendment No. 1 dated as of March 30, 1999 by and among Millennia Car
         Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 29, 1999) +
 *10.121 Closing letter to Real Estate and Asset Purchase Agreement dated March
         30, 1999 as amended. (Exhibit 2.3 to the Company's Form 8-K dated October 29, 1999)
 *10.122 Agreement of Sale dated as of August 31, 1999, by and among Cherry Hill
         Car Wash, Inc., 1505 Associates General Partnership, Henry Gorenstein and Joan Rambler, and Mace Car Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Form 8-K dated December 29, 1999) +
  10.123 Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc. and Bank One, Texas, NA
  10.124 Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, NA; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of:
         $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-B, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and
         $1,696,103.31

  11     Statement Re: Computation of Per Share Earnings
  21     Subsidiaries of the Company
  23.1   Consent of Grant Thornton LLP
  23.2   Consent of Ernst & Young LLP
  23.3   Consent of Urbach Kahn & Werlin PC
  23.4   Consent of D. Williams & Co.
  23.5   Consent of Daniel Irwin & Associates, P.C.
  23.6   Opinion of Urbach Kahn & Werlin PC
  23.7   Opinion of D. Williams & Co.
  23.8   Opinion of Daniel Irwin & Associates, P.C.

  27     Financial Data Schedule (Electronic filed only)
___________________

 *   Incorporated by reference
 + Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

 (1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.
 (2) Incorporated by reference to the Company's Form 10-QSB report for the quarter ended 9/30/94 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through
         10.10 in that report.
 (3)     Indicates a management contract or compensation plan or arrangement.

(b) Current Reports on Form 8-K or 8-K/A:

 On October 19, 1999, the Company filed a report on Form 8-K/A dated August 24, 1999, under Item 7 stating that historic financial statements of Shammy Man Car Wash are not required to be filed.

 On October 29, 1999, the Company filed a report on Form 8-K dated October 18, 1999, under Item 2 to report the acquisition of all of the car wash related assets of White Glove Chicago Partnership ("White Glove"). In accordance with the applicable regulations under the Securities and Exchange Act of 1934. The Company has concluded that Securities and Exchange Act rules do not require the filing of financial statements with respect to the acquired company.

 On November 5, 1999, the Company filed a report on Form 8-K/A dated August 25, 1999, under Item 7 to provide audited combined financial statements for the two years ended December 31, 1998 and 1997 and the unaudited combined financial statements for the six months ended June 30, 1999 and 1998, and the pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc.

 On November 12, 1999, the Company filed a report on Form 8-K dated October 29, 1999, under Item 2 to report the acquisition of all the car wash related assets of Millennia Car Wash, LLC ("Millennia"). Historic financial statements of Millennia and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on December 21, 1999.

 On November 19, 1999, the Company filed a report on Form 8-K/A dated September 9, 1999, under Item 7 to provide audited financial statements for the two years ended December 31, 1998 and 1997 and the unaudited financial statements for the six months ended June 30, 1999 and 1998, and the pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of Quaker Car Wash, Inc.

 On November 23, 1999, the Company filed a report on Form 8-K/A dated September 9, 1999, under Item 7 to provide audited financial statements for the two years ended January 31, 1999 and 1998, the unaudited financial statements for the six months ended July 31, 1999 and 1998, and the pro forma consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 with respect to the acquisition of Eager Beaver Car Wash, Inc.

 On December 21, 1999, the Company filed a report on Form 8-K/A dated October 29, 1999, under Item 7 to provide audited financial statements for the period April 2, 1998 (date of inception) through December 31, 1998, the unaudited financial statements for the nine months ended September 30, 1999 and for the period April 2, 1998 (date of inception) through September 30, 1998, and the pro forma consolidated financial statements for the year ended December 31, 1998 and the nine months ended September 30, 1999 with respect to the acquisition of Millennia Car Wash, LLC.

 On December 21, 1999, the Company filed a report on Form 8-K under Item 5 to provide audited restated consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (restated), which reflects the acquisition of Innovative Control Systems, Inc. on July 9, 1999, 50's Classic Car Wash and CRCD, Inc. on August 25, 1999, and Eager Beaver Car Wash, Inc. on September 9, 1999. Each of these acquisitions was accounted for as a pooling of interests.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   MACE SECURITY INTERNATIONAL, INC.

   By:  /s/ Louis D. Paolino, Jr.
      --------------------------------------------
   Louis D. Paolino, Jr.
   Chairman of the Board,
   Chief Executive Officer,
   and President

DATED the 29 day of March, 2000.

   KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint Louis D. Paolino, Jr. and Gregory M. Krzemien, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Report on Form 10-KSB of Mace Security International, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


             Name                          Title                        Date
------------------------------  ----------------------------           -------

/s/ Louis D. Paolino, Jr.       Chairman of the Board,                 3/29/00
------------------------------  Chief Executive Officer,
Louis D. Paolino, Jr.           President and Director
                                (Principal Executive Officer)


/s/ Gregory M. Krzemien         Chief Financial Officer                3/29/00
------------------------------  and Treasurer (Principal
Gregory M. Krzemien             Financial and Accounting Officer)


/s/ Ronald R. Pirollo           Chief Accounting Officer and           3/29/00
------------------------------  Controller
Ronald R. Pirollo

/s/ Jon E. Goodrich             Director                               3/29/00
------------------------------
Jon E. Goodrich

/s/ Robert M. Kramer            Director                               3/29/00
------------------------------
Robert M. Kramer

/s/ Matthew J. Paolino          Director                               3/29/00
------------------------------
Matthew J. Paolino

/s/ Constantine N. Papadakis    Director                               3/29/00
------------------------------
Constantine N. Papadakis

/s/ Mark S. Alsentzer           Director                               3/29/00
------------------------------
Mark S. Alsentzer

/s/ Richard B. Muir             Director                               3/29/00
------------------------------
Richard B. Muir

                       MACE SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998
                        INDEX TO FINANCIAL INFORMATION


CONTENTS


(a) Financial Information

    Reports of Independent Auditors............................ F-2


    Audited Consolidated Financial Statements
    -----------------------------------------

    Consolidated Balance Sheets................................ F-4


    Consolidated Statements of Operations...................... F-6


    Consolidated Statements of Stockholders' Equity............ F-7


    Consolidated Statements of Cash Flows...................... F-8


    Notes to Consolidated Financial Statements................. F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Mace Security International, Inc.


We have audited the accompanying consolidated balance sheet of Mace Security International, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    /s/ Grant Thornton LLP


Philadelphia, Pennsylvania
March 17, 2000

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Mace Security International, Inc.

We have audited the accompanying consolidated balance sheet (restated) of Mace Security International, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows (restated) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain of the entities constituting the Company (Mace - prior to combination for pooling of interest acquisitions, Innovative Control Systems, Inc., and 50's Classic Car Wash and CRCD, Inc., as discussed in Note
1), which statements reflect total assets constituting 70% at December 31, 1998 and total revenues constituting 57% for the year then ended, of the respective consolidated financial statement totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for those entities is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 16, 1999

              MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET






                            ASSETS                                       DECEMBER 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Current assets:
 Cash and cash equivalents                                        $ 2,320,804    $ 4,672,695
 Accounts receivable, less allowance for doubtful
   accounts of $102,393 and $90,904 in 1999 and 1998,
   respectively                                                     1,874,547      1,522,710
 Inventory                                                          2,800,853      1,761,617
Deferred income taxes                                                 139,705              -
Prepaid expenses and other current assets                           2,506,853        299,873
                                                                 -------------  -------------
Total current assets                                                9,642,762      8,256,895

Property and equipment:
 Land                                                              30,429,075      2,129,855
 Buildings and leasehold improvements                              31,718,084      3,930,558
 Machinery and equipment                                            6,329,030      2,626,072
 Furniture and fixtures                                               231,936        236,864
                                                                 -------------  -------------
Total property and equipment                                       68,708,125      8,923,349
Accumulated depreciation and amortization                          (3,826,784)    (3,378,974)
                                                                 -------------  -------------
                                                                   64,881,341      5,544,375




Net assets of discontinued operations                                       -        326,835
Excess of cost over net assets of acquired businesses, net of
 accumulated amortization of $276,605 in 1999                      20,723,085              -
Other intangible assets, net of accumulated amortization
 of $1,144,428 and $1,009,282 in 1999 and 1998, respectively        1,029,347      1,020,702
Notes receivable from stockholders/officers                            50,269        543,985
Other assets                                                        1,788,552        233,190
                                                                 -------------  -------------
TOTAL ASSETS                                                      $98,115,356    $15,925,982
                                                                 =============  =============

                            See accompanying notes.


             LIABILITIES AND STOCKHOLDERS' EQUITY                       DECEMBER 31,
                                                                ----------------------------
                                                                    1999           1998
                                                                -------------  -------------
Current liabilities:
 Current portion of notes payable to related parties             $ 1,493,806    $   509,321
 Current portion of long-term debt                                 3,102,003        534,636
 Current portion of capital lease obligations                         66,371              -
 Accounts payable                                                  3,372,950        644,021
 Income taxes payable                                                110,725              -
 Deferred revenue                                                    557,154        235,604
 Accrued expenses and other current liabilities                    2,342,299        571,820
                                                                -------------  -------------
Total current liabilities                                         11,045,308      2,495,402


Deferred income taxes                                                587,625              -
Notes payable to related parties, net of current portion                   -      1,347,252
Long-term debt, net of current portion                            27,794,865      2,767,205
Capital lease obligations, net of current portion                    327,232              -
Other liabilities                                                  1,792,498              -


Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares - none
 Common stock, $.01 par value:
   Authorized shares - 200,000,000
   Issued and outstanding shares of 22,821,675 and 8,179,620
     in 1999 and 1998, respectively                                  228,216         81,796
 Additional paid-in capital                                       63,992,607     14,272,243
 Accumulated deficit                                              (7,600,607)    (4,985,528)
                                                                -------------  -------------
                                                                  56,620,216      9,368,511
 Less treasury stock at cost -256,666 common shares                  (52,388)       (52,388)
                                                                -------------  -------------
Total stockholders' equity                                        56,567,828      9,316,123
                                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $98,115,356    $15,925,982
                                                                =============  =============

                            See accompanying notes.

              MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------
                                                                            1999           1998
                                                                        -------------  ------------
Revenues:
 Car wash and detailing services                                         $17,073,284    $4,419,870
 Security product sales                                                    3,435,312     2,404,221
 Computer products and services                                            2,925,217     2,029,884
 Fuel, lube and merchandise sales                                          4,784,614       345,576
 Operating agreements                                                        462,582             -
                                                                        -------------  ------------
                                                                          28,681,009     9,199,551
Cost of revenues:
 Car wash and detailing services                                          11,136,729     2,598,863
 Security product sales                                                    1,818,316     1,230,375
 Computer products and services                                            1,811,447     1,206,044
 Fuel, lube and merchandise sales                                          3,699,950       237,798
                                                                        -------------  ------------
                                                                          18,466,442     5,273,080

Selling, general and administrative expenses                               6,661,015     2,776,900
Depreciation and amortization                                              1,143,639       755,339
Merger costs                                                               1,875,000             -
Restructuring, asset abandonment costs and change in control charges       1,519,000             -
                                                                        -------------  ------------

Operating (loss) income                                                     (984,087)      394,232

Interest expense                                                          (1,119,964)     (452,674)
Interest income                                                               39,086       137,486
Other income                                                                 192,299       284,600
                                                                        -------------  ------------
(Loss) income from continuing operations before income taxes              (1,872,666)      363,644

Income tax (benefit) expense                                                (588,519)        4,358
                                                                        -------------  ------------
(Loss) income from continuing operations                                  (1,284,147)      359,286

Income (loss) from discontinued operations,
 net of $0 applicable income taxes                                            24,032      (585,903)
                                                                        -------------  ------------
Net loss                                                                 $(1,260,115)   $ (226,617)
                                                                        =============  ============

Basic (loss) earnings per share
 From continuing operations                                              $     (0.10)   $     0.04
 From discontinued operations                                                      -         (0.07)
                                                                        -------------  ------------
 Total                                                                   $     (0.10)   $    (0.03)
                                                                        =============  ============
Weighted average number of shares outstanding                             13,159,154     8,341,747
                                                                        =============  ============

Diluted (loss) earnings per share
 From continuing operations                                                   $(0.10)   $     0.04
 From discontinued operations                                                      -         (0.07)
                                                                        -------------  ------------
 Total                                                                        $(0.10)   $    (0.03)
                                                                        =============  ============
Weighted average number of shares outstanding                             13,159,154     8,364,106
                                                                        =============  ============

                            See accompanying notes.

              MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     ADDITIONAL
                                             COMMON       COMMON       PAID-IN      ACCUMULATED    TREASURY
                                             SHARES       STOCK        CAPITAL        DEFICIT       STOCK         TOTAL
                                          ------------  ----------  -------------  -------------  ----------  -------------
Balance at December 31, 1997.............   8,436,286    $ 84,363    $14,271,073    $(4,258,670)   $      -    $10,096,766

Shares issued as compensation............           -           -          1,170              -           -          1,170

Shares redeemed in connection
 with discontinued operations............    (256,666)     (2,567)             -              -     (52,388)       (54,955)

Net loss.................................           -           -              -       (226,617)          -       (226,617)

Dividends paid to former stockholders
 of pooled companies.....................           -           -              -       (500,241)          -       (500,241)
                                          ------------  ----------  -------------  -------------  ----------  -------------
Balance at December 31, 1998.............   8,179,620      81,796     14,272,243     (4,985,528)    (52,388)     9,316,123

Exercise of common stock options
 and warrants............................   1,305,746      13,057      2,135,704                          -      2,148,761

Proceeds from sale of common stock,
 less commissions and issuance
  expenses of $457,201...................   6,295,558      62,956     14,191,468                          -     14,254,424

Common stock issued in purchase
 acquisitions............................   7,010,500      70,105     26,650,515                          -     26,720,620

Warrants issued in purchase
 acquisitions............................                              5,176,400                                 5,176,400

Effect of variable options vesting on
 change of control.......................                                587,000                                   587,000

Options issued for consulting
 services................................                                 26,875                                    26,875

Common stock issued for consulting
 services................................       4,444          44         26,620                          -         26,664

Stock issued to satisfy debt obligation..      25,807         258        251,358                          -        251,616

Income tax benefit from exercise of
 non-qualified stock options.............                                674,424                                   674,424

Transactions of pooled companies.........                                               (76,732)                   (76,732)

Dividends paid to former stockholders
 of pooled companies.....................           -           -              -     (1,278,232)          -     (1,278,232)

Net loss.................................           -           -              -     (1,260,115)          -     (1,260,115)
                                          ------------  ----------  -------------  -------------  ----------  -------------
Balance at December 31, 1999.............  22,821,675    $228,216    $63,992,607    $(7,600,607)   $(52,388)   $56,567,828
                                          ============  ==========  =============  =============  ==========  =============

                            See accompanying notes.

              MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                       1999           1998
                                                                  --------------  -------------
OPERATING ACTIVITIES
Net loss                                                           $ (1,260,115)   $  (226,617)
Adjustments to reconcile net loss
 to net cash (used in) provided by operating activities:
    Depreciation and amortization                                     1,143,639        755,339
    Provision for losses on receivables                                 154,465              -
    Deferred income taxes                                              (716,172)             -
    Gain on sale of property and equipment                               (5,655)      (271,452)
    Non-cash portion of restructuring and change in
     control charges                                                  1,178,000              -
    Changes in operating assets and liabilities:
     Accounts receivable                                               (425,706)       478,645
     Inventory                                                         (407,962)      (173,431)
     Accounts payable                                                 1,020,923         24,654
     Deferred revenue                                                     5,571              -
     Accrued expenses                                                  (900,799)      (295,161)
     Income taxes                                                       118,837              -
     Prepaid expenses and other assets                               (1,235,058)        24,230
     Discontinued operations                                            326,835      2,492,252
     Other                                                              (76,732)       (78,863)
                                                                  --------------  -------------
Net cash (used in) provided by operating activities                  (1,079,929)     2,729,596

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                     (11,239,410)             -
Proceeds from sale of property and equipment                             14,850      3,117,235
Purchase of property and equipment                                   (2,301,204)      (185,296)
Payments for intangibles                                               (143,789)       (53,539)
Payments received on notes receivable from shareholder                  903,547              -
Deposits and other prepaid costs on future acquisitions              (1,098,560)         1,170
                                                                  --------------  -------------
Net cash (used in) provided by investing activities                 (13,864,566)     2,879,570

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long term debt and
 capital lease obligations                                              112,681         90,955
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                       (1,979,894)    (1,923,076)
Proceeds from issuance of common stock, net of offering costs        15,743,185              -
Net payments on note payable to shareholder                              (5,136)      (138,397)
Purchase of treasury stock                                                    -        (52,388)
Dividends paid to former stockholders of pooled companies            (1,278,232)      (500,241)
                                                                  --------------  -------------
Net cash provided by (used in) financing activities                  12,592,604     (2,523,147)
                                                                  --------------  -------------
Net (decrease) increase in cash and cash equivalents                 (2,351,891)     3,086,019
Cash and cash equivalents at beginning of period                      4,672,695      1,586,676
                                                                  --------------  -------------
Cash and cash equivalents at end of period                         $  2,320,804    $ 4,672,695
                                                                  ==============  =============

                            See accompanying notes.

              MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. (the parent company) and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the financial position and results of operations of: (i) Mace Security International, Inc. (prior to combination), (ii) Innovative Control Systems, Inc. ("ICS") which was acquired on July 9, 1999, (iii) 50's Classic Car Wash and CRCD, Inc. (collectively, "Classic") which was acquired on August 25, 1999, and (iv) Eager Beaver Car Wash, Inc. ("Eager Beaver") which was acquired on September 9, 1999. These transactions were accounted for as poolings of interests. The Company has released post-combination financial information that included the date of consummation of these transactions; and accordingly, the consolidated financial statements have been restated to include the accounts of ICS, Classic, and Eager Beaver for all periods presented.

Separate financial information of each of the aforementioned entities as of December 31, 1998 is as follows:


TOTAL ASSETS
                                            DOLLARS    PERCENTAGE
Mace (prior to combination
for pooling of interest acquisitions)    $ 9,777,269          61%
ICS                                          586,952           4%
Classic                                      726,049           5%
Eager Beaver                               4,835,712          30%
                                        -------------------------
                                         $15,925,982         100%
                                        =========================



TOTAL REVENUES
                                                   YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                                1999                     1998
                                    --------------------------------------------------
                                        DOLLARS    PERCENTAGE    DOLLARS    PERCENTAGE
Mace (prior to combination for
 pooling of interest acquisitions)    $20,558,041          72%  $2,404,221          26%
ICS                                     2,925,217          10%   2,029,884          22%
Classic                                   892,158           3%     779,530           9%
Eager Beaver                            4,305,593          15%   3,985,916          43%
                                    --------------------------------------------------
                                      $28,681,009         100%  $9,199,551         100%
                                    ==================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company currently operates in three separate business segments: (i) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), (ii) the Security Products Sales segment, producing and marketing retailing consumer safety and security products, and (iii) the Computer Products and Services segment, developing and manufacturing products for management and control of the car care industry. The Company's car care operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey and Delaware. The Company's security products and computer products and services provides products and services to various locations throughout the United States.

REVENUE RECOGNITION

Revenue from the Company's Security Products sales segment is recognized when shipments are made, or for export sales when title has passed.

Revenue from the Company's Car Care segment and Computer Products and Services segment is recognized when goods are shipped or services are rendered. Revenues related to telephone support provided by the Computer Products and Services segment with new unit sales are deferred and recognized as income over the life of the support contract, which is generally twelve months.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security and car care products and using the average cost method for the Computer Products and Services segment. Inventories at the Company's Car Care locations consist of various chemical cleaning supplies used in operations and merchandise for resale to consumers.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 25 to 40 years; machinery and equipment -5 to 20 years; and furniture and fixtures - 5 to 15 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $731,890 and $548,111 for the years ended December 31, 1999 and 1998, respectively. Maintenance and repairs are charged to expense as incurred and amounted to $505,000 in 1999 and $82,000 in 1998.

EXCESS COST OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED

The excess cost over fair market value of net assets acquired is amortized on a straight-line basis over 25 years commencing on the dates of the respective acquisitions. Amortization expense of excess cost over fair value of net assets acquired was $276,605 in 1999 and $0 in 1998.

The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the two year period ended December 31, 1999, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations.

OTHER INTANGIBLE ASSETS

Other intangible assets consist of trademarks and capitalized computer software
development costs.   Trademarks are stated at cost and amortized on a straight-
line basis over 15 years. The Company accounts for costs of its computer software to be sold or otherwise marketed in accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs incurred to establish the technological feasibility of a computer software product to be sold by the Company are charged to expense when incurred. When technical feasibility is established, costs are capitalized until the product is commercialized. When the product is commercialized, capitalized development costs are amortized over the useful life of the product ranging from three to five years.

DEFERRED ACQUISITION COSTS

The Company capitalizes legal, accounting, engineering and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Deferred acquisition costs, included in other assets, were approximately $183,000 at December 31, 1999.

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was $926,658 and $486,096 for the year ended December 31, 1999 and 1998, respectively.

RESEARCH EXPENSE

Research and development expense, which is charged to operations as incurred, was approximately $89,000 in 1999 and $71,000 in 1998.

DEFERRED REVENUE

The Company records a liability for outstanding gift certificates and ticket books at its car care locations sold but not yet redeemed. The Company estimates these redeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemptions rates.

Revenues related to telephone support services provided by the Company's Computer Products and Services segment are recorded as a liability and recognized as income over the life of the support contract, generally a twelve month period.

ADVERTISING

The Company expenses the production costs of first time advertising when the advertising takes place. Advertising expense was approximately $787,000 and $328,000 in 1999 and 1998, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book value of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value based on current rates and terms.

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

During 1998, the Company's sale of its Law Enforcement division resulted in an impairment loss attributable to a trademark. This loss, approximating $550,000, is included with the gain on the sale of the Law Enforcement division in 1998, which is a discontinued operation (Note 4).

BUSINESS COMBINATIONS

The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

3.   ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD

On July 9, 1999, the Company completed its merger with Innovative Control Systems ("ICS") and issued 603,721 unregistered shares of the Company's common stock, par value $.01, in exchange for all outstanding shares of ICS. ICS develops and manufactures products for the management and control of the car care industry. Its primary product, a software package called "Tunnel Master", provides car wash equipment control, point of sale and management information. ICS also distributes products for management and control of auto lube operations and a product called "Vision Master" which allows a user to access cameras and view operations remotely using a personal computer. The transaction has been accounted for using the pooling of interests method; and accordingly, the accompanying consolidated financial statements include the accounts of ICS for all periods presented.

On August 25, 1999, the Company completed its merger with 50's Classic Car Wash and CRCD, Inc. (collectively "Classic") and issued 91,677 unregistered shares of the Company's common stock, par value $.01, in exchange for all outstanding shares of Classic. Classic owns and operates a car wash in Lubbock, Texas. The car wash provides a range of services which include full service car wash, gasoline sales and a custom detail shop. The transaction has been accounted for using the pooling of interests method; and accordingly, the accompanying consolidated financial statements include accounts of Classic for all periods presented.

On September 9, 1999, the Company completed its merger with Eager Beaver Car Wash, Inc. ("Eager Beaver") and issued 659,222 unregistered shares of the Company's common stock, par value $.01, in exchange for all of the outstanding shares of Eager Beaver. Eager Beaver operates car wash facilities and a lubrication center from locations throughout west central and south central Florida. Eager Beaver operations provide a full line of car cleaning services including washing, waxing and detailing services . The transaction has been accounted for using the pooling of interests method; and accordingly, the accompanying consolidated financial statements include the accounts of Eager Beaver for all periods presented. The fiscal year end of Eager Beaver was January 31. The consolidated results of operations of the Company for the year ended December 31, 1998 and 1997 include the results of operations of Eager Beaver for its fiscal year ended January 31, 1999 and 1998, respectively.

A detail of revenues and net income (loss) of the separate companies were as follows:

                                                          INCOME (LOSS)
                                                         FROM CONTINUING
                                            REVENUES        OPERATIONS
                                          -------------  ---------------
YEAR ENDED DECEMBER 31, 1999:
     Mace Security International, Inc.     $20,558,041    $    (870,167)

     ICS                                     2,925,217          (87,534)

     Classic                                   892,158           10,595

     Eager Beaver                            4,305,593         (337,041)
                                          -------------  ---------------
     Combined                              $28,681,009    $  (1,284,147)
                                          =============  ===============

YEAR ENDED DECEMBER 31, 1998:

     Mace Security International, Inc.     $ 2,404,221    $    (286,532)

     ICS                                     2,029,884         (150,935)

     Classic                                   779,530           76,660

     Eager Beaver                            3,985,916          720,093
                                          -------------  ---------------
     Combined                              $ 9,199,551    $     359,286
                                          =============  ===============

ICS, Classic, and Eager Beaver were Subchapter S Corporations prior to the mergers, whereby, the taxable income or loss flowed through to the individual shareholders. The effects of pro forma taxes as a C Corporation would result in additional income tax expense of approximately $250,000 and $220,000 for the years ended December 31, 1999 and 1998, respectively.

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively, of which approximately $55,000 is remaining in accrued liabilities at December 31, 1999. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $(8,000), $96,000, and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of ICS, Classic and Eager Beaver, respectively. This total tax provision of $138,000 is included within income tax expense for 1999.

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD

In July 1997, the Company acquired all of the issued and outstanding common stock of MSP, Inc. (MSP), an Aurora, Colorado marketer of a diversified line of consumer safety and security products. This transaction was accounted for as a purchase, and the operations of MSP have been included with the Company's from the acquisition date. In the event MSP achieves certain financial goals, an additional 15,000 shares of the Company's common stock is issuable. The purchase price of $90,000 was represented by 80,000 shares of the Company's stock valued at $1.125 per share.

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

The operations of MSP, Inc. and MSP, Retail, Inc. were discontinued in 1998 (Note 4).

In September 1997, the Company established Mace Security Centers, Inc., a subsidiary corporation formed for the purpose of offering franchises for the operation of retail stores which will sell personal protection and security products. The subsidiary became active during 1998 selling its first two franchises.

On May 17, 1999, the Company acquired all of the outstanding stock of Colonial Full Service Car Wash, Inc. ("Colonial") in exchange for 1,250,991 unregistered shares of the Company's common stock and the assumption of debt and negative working capital of approximately $6,579,000. This transaction has been accounted for using the purchase method of accounting.

On May 18, 1999, the Company acquired certain assets of Genie Car Wash of Austin, Inc., Genie Car Care Center, Inc., and Genie Car Service Center, Inc. (collectively, "Genie"). Consideration under the Agreement consisted of 533,333 unregistered shares of common stock of the Company, $1,000,000 of cash, and the issuance of promissory notes in the amount of $4,750,000 and $180,000. The assets acquired consist of substantially all of the real estate, equipment, and inventories utilized in the car wash businesses. This transaction has been accounted for using the purchase method of accounting.

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

On July 1, 1999, the Company completed, pursuant to a Merger Agreement dated March 26, 1999, its merger with American Wash Services, Inc. ("AWS"), a car wash company controlled by Mr. Paolino, pursuant to which AWS was merged with and into a wholly-owned subsidiary of the Company. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4.8 million in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Robert M. Kramer, the current Executive Vice President and General Counsel of the Company, received additional consideration in connection with this merger:

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

On October 29, 1999, the Company consummated the acquisition of Millennia Car Wash, LLC ("Millennia") which the Company has operated under an operating agreement since March 31, 1999. Millennia consists of 11 full service car washes in the

Phoenix, Arizona market and six full service car washes in the San Antonio, Texas market as well as a total of five lube and repair centers, eight fuel sales operations, and 17 convenience stores. Consideration under the agreement, as amended, consisted of 3,500,000 unregistered shares of common stock of the Company and the assumption of approximately $15.0 million of long-term debt. The transaction has been accounted for using the purchase method of accounting.

Additionally, on December 29, 1999, the Company, through a wholly owned subsidiary, acquired all of the assets of Cherry Hill Car Wash, Inc. and 1505 Associates General Partnership ("Cherry Hill Car Wash") located in Cherry Hill, New Jersey. Consideration consisted of 63,309 unregistered shares of common stock of the Company and $1,900,000 of cash. The transaction has been accounted for using the purchase method of accounting.

The unaudited pro forma information set forth below assumes the seven significant acquisitions accounted for under the purchase method had occurred at the beginning of the periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:


                                YEAR ENDED DECEMBER 31,
                               -------------------------
                                  1999          1998
                               -----------   -----------
Revenues...................... $50,816,000   $37,865,000
Net (loss) income............. $  (986,000)  $ 1,016,000
Diluted (loss) earnings
  per share................... $     (0.06)  $       .07


4.   DISCONTINUED OPERATIONS

On July 14, 1998, the Company sold substantially all of the assets of its Law Enforcement division within its security products segment for cash of $4,985,651. The sales price for the fixed assets, license fees, and intangibles was $3,117,235 which represented the book value as of December 31, 1997. The sales price for inventory was $1,868,416 which represented the book value at July 14, 1998. Proceeds from the sale of the inventory are included in net cash provided by operating activities on the consolidated statement of cash flows. Accordingly, the operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comprehensive basis, as a separate line item on the consolidated statement of operations entitled "Loss from discontinued operations" and entitled "Net assets of discontinued operations" on the consolidated Balance Sheet. In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of $650,000. The Company retained the cash and customer accounts receivable from the Law Enforcement division at closing. The Company utilized a portion of the sales price, $1,725,202, to pay off all outstanding bank debt to a financial institution under its term loan agreements.

A portion of the sales price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. During 1999, this amount was returned to the Company. Notwithstanding the sale of the Law Enforcement division, the Company fulfilled its obligation under a nonassignable Department of Defense contract which was completed in September of 1999. Accordingly, this contract is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 1998 and through September 30, 1999.

During 1998, the Company disposed of two wholly-owned subsidiaries, MSP, Inc. (a Colorado distributor) and MSP Retail, Inc. (Colorado retail stores which were operated as Mace Security Centers). The contracts between the Company and the former owners of the distributorship and retail stores allowed the Company to put back the shares of MSP, Inc. and MSP Retail, Inc. to the former owners if certain pre-tax earnings targets were not met within one year following the Company's acquisition. In both cases, the aforementioned subsidiaries failed to make their pre-tax earnings targets. The Company put back the shares of MSP, Inc. to the former owner in exchange for 80,000 shares of the Company that were tendered as consideration in the acquisition of MSP, Inc. In a modified version of the put with respect to MSP Retail, Inc., the Company transferred the net assets of MSP Retail, Inc. to a corporation owned by the former owner in exchange for 176,666 shares of the Company that were tendered as consideration in the acquisition of MSP Retail, Inc. Further, both contracts called for repayment of working capital loaned by the Company to MSP, Inc. and MSP Retail, Inc. The repayment amount as defined by the contracts is the money loaned by the Company reduced by operating losses incurred by the respective subsidiaries during the twelve-month period each was owned by the Company. As a result of the disposition of these subsidiaries, the Company incurred losses of $67,013 and $47,317 related to MSP, Inc. and MSP Retail, Inc., respectively.

5.   ACCOUNTS RECEIVABLE

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Risk of losses from international sales within the security products segment are minimized by requiring the majority of customers to provide irrevocable confirmed letters of credit and/or cash advances. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The changes in the allowance for doubtful accounts are summarized as follows:


                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
Balance at beginning of year                          $   90,904    $  101,936

Additions (charged to expense)                           154,465       130,654

Deductions                                              (142,976)     (141,686)
                                                     ------------  ------------
Balance at end of year                                $  102,393    $   90,904
                                                     ============  ============

6.   INVENTORIES

Inventories consist of the following:

Finished goods                                        $  548,615    $  598,114

Work in process                                           93,561       126,696

Raw materials and supplies                             1,091,026       937,308

Fuel, merchandise inventory and car wash supplies      1,067,651        99,499
                                                     ------------  ------------
                                                      $2,800,853    $1,761,617
                                                     ============  ============

7.   OTHER INTANGIBLES

The components of other intangibles are summarized below:

Trademarks                                            $1,743,154    $1,712,853

Trademark protection costs                               154,208       154,088

Capitalized development costs                            276,413       163,043
                                                     ------------  ------------
   Total intangibles                                   2,173,775     2,029,984

Less: Accumulated amortization of other                1,144,428     1,009,282
                                                     ------------  ------------
   intangibles, net                                   $1,029,347    $1,020,702
                                                     ============  ============

Amortization of other intangible assets was $135,146 and $207,228 for the year ended December 31, 1999 and 1998, respectively.

8.   LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consist of the following:


                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                            1999          1998
                                                                        -------------  ------------
Notes payable to Franchise Mortgage Acceptance Corporation
   ("FMAC"), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, due in September 2013, collateralized by real property, equipment and inventory of
   certain of the Millennia Car Wash locations                           $14,190,326    $        -

Notes payable to Cornett Ltd. Partnership, interest rate of 10%.
   The note was due in full on February 18, 2000 and was
   refinanced with Bank One, Texas, NA on February 17,
   2000.  The Bank One note, which provides for an interest
   rate of prime plus .25% (9.0% at February 17, 2000), is due in monthly installments of $45,642 including interest, due in
   February 2003, collateralized by real property and
   equipment of Genie                                                      4,750,000             -

Notes payable to Bank One, Texas, NA, interest rates ranging from
    8.75% to 8.9%, due in monthly installments totaling $63,678 per month including interest, due on various dates ranging from June 2000 to July 2002, collateralized by real property
    and equipment of certain of Colonial Car Wash locations                4,691,905             -

Note payable - SouthTrust Bank, interest rate equal to the one, three or five year United States Treasury (as defined) plus 225 basis points; payable in equal monthly payments of principal and interest of $18,370, due with a final balloon payment in
    May 2001, collateralized by car wash facilities of Eager
    Beaver                                                                 2,155,637     2,221,858

Notes payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, due in October 2014, collateralized by real property and equipment
   in Lubbock, Texas                                                       2,087,064             -

Affiliate convertible notes payable to Bullseye Properties, interest
   at an interest rate of 7%, principal balance due on demand              1,351,306     1,389,399

Notes payable to Merriman Park J.V., interest rate of 8.0%, due in monthly installments of $10,825 including interest, due in
   November 2011, collateralized by real property and equipment
   of certain of Colonial Car Wash locations                                 995,842             -

Note payable to Gabe and Alice Kirikian, interest rate of 7% due in quarterly payments of $25,850 plus interest, due in July
   2004, collateralized by real property of Gabe's Plaza Car
   Wash                                                                      491,150             -

Note payable to Southwest Bank, interest rate of 10.0%, due in monthly principal payments of $8,686 including interest, due in October 2000, collateralized by real property and equipment
   of certain of Colonial Car Wash locations                                 441,571             -

Capitalized lease payable to Columbia Credit Company, interest rate of 14.35%, due in monthly installments of $8,314
   including interest, due in May 2005, collateralized by certain
   equipment of Shammy Man                                                   373,460             -

Note payable to Mitra II, interest rate of 8%, payable in monthly principal installments of $5,000 plus interest, due in
   November 2000, collateralized by certain real property in
   Arizona                                                                   359,405             -

Notes payable to White Glove Partnership, interest rate of 8%,
   due in January 2000                                                       345,000             -


Note payable to Sovereign Bank, interest rate
   of prime plus one percent (9.5% at December 31, 1999), due on demand, secured by accounts receivable, inventory and
   fixed assets of ICS                                                       150,000       150,000

Notes payable to various creditors, interest rates ranging from 5%
   to 14.6%, payable in monthly installments totaling $5,827, due through June 2003 collateralized by equipment of the
   Company                                                                   125,314             -

Note payable to related party, interest rate of 6%, due on demand            122,500        74,500

Notes payable to individuals for consulting services, interest rates
   from 8% to 12%, due on demand                                             100,000             -

Notes payable to various financial institutions, interest rates ranging from 3.9% to 8.9%, payable in monthly installments
   totaling $2,159, due through October 2002                                  33,797        56,127

Interest only demand note payable to related party, interest rate
   of 7%                                                                      20,000        40,000

Notes payable to First National Bank of Abilene, interest rate of
   8.75%, due in monthly installments of $7,900 including
   interest, repaid in August 1999, collateralized by equipment
   and inventory of Classic                                                        -       621,936

Grant payable to Ben Franklin Technology Center (BFTC), repaid in July 1999 through the issuance of 25,807 shares of Mace
    stock                                                                          -       246,920

Note payable to First National Bank of Abilene, interest rate of
   8.75%, repaid in 1999, secured by equipment and inventory of
   Classic                                                                         -         5,000

Notes payable to stockholder, interest rate of 10% due monthly,
   paid in full in August 1999                                                     -       244,611

Notes payable to related party, interest rate of prime plus 1/2%
   (8.25% at December 31, 1998), repaid in December 1999                           -       100,000

Note payable to shareholder, no stated interest rate, due on demand                -         8,063
                                                                        -------------  ------------
                                                                          32,784,277     5,158,414
Less: current portion                                                      4,662,180     1,043,957
                                                                        -------------  ------------
                                                                         $28,122,097    $4,114,457
                                                                        =============  ============

In August 1999, the Company assumed a 7% Convertible Promissory Note in the amount of $1,348,379 in connection with an acquisition accounted for as a pooling of interests. The note is payable in monthly installments of $12,276, including interest, commencing in March 2000. The principal amount of the note, including unpaid interest, is convertible into the Company's common stock at the rate of $3.62 per share until August 2000 and at $3.875 per share thereafter. Upon conversion of a portion, but not all, of the principal balance to common stock, the remaining principal balance will be due in equal monthly installments until August 2014. The unpaid principal balance of the note is callable by the holder by providing the Company with a 90 day notice any time after April 15, 2000. Accordingly, the entire principal balance at December 31, 1999 has been classified as a current maturity of long-term debt.

Certain of the Company's debt, specifically the note payable to Cornett Ltd. Partnership and certain notes payable to Bank One, Texas, N.A. with maturities in January and February, 2000 were refinanced with Bank One, Texas, N.A. in February 2000. Accordingly, this debt has been classified as long-term to reflect the term of the new credit facilities.

The Company has received grants from the Ben Franklin Technology Center (BFTC) to assist the Company in developing its products and to create and maintain jobs in Pennsylvania. The grants are repaid when the products for which the grants are provided are commercialized and the repayments are made on either a royalty basis or as a lump sum. The liability of $246,920 as of

December 31, 1998 represents the total amount of grants received by the Company. This liability was repaid in July 1999 through the issuance of 25,807 shares of Mace stock.

Several of the notes payable above require the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios, and debt reserve ratios. These financial covenant requirements were met as of December 31, 1999.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows:   2000 - $4,662,180; 2001 -
$7,601,592; 2002 - $1,194,738;  2003 - $4,990,729; 2004 and thereafter  -
$14,335,038.

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

                                            DECEMBER 31,
                                       ------------------------
                                           1999         1998
                                       ------------  ----------
Accrued compensation                    $  539,315    $135,300

Customer prepayments                             -     160,626

Accrued acquisition and merger
 transaction costs                         378,519           -

Property and other non-income taxes        654,371      29,208

Other                                      770,094     246,686
                                       ------------  ----------
                                        $2,342,299    $571,820
                                       ============  ==========

10.  LIABILITIES

In connection with certain acquisitions made by the Company during 1999, the Company has accrued liabilities totaling $1,792,498 payable in common stock and/or cash to sellers upon satisfactory resolution of certain contingencies. These amounts have been included in the purchase price allocations of the respective acquisitions.

11.  STOCK OPTION PLANS

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

In December 1999, the Company's stockholders approved the 1999 Stock Option Plan providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under this plan, 15,000,000 shares are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Company's Compensation Committee ("the Committee") with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31,1999, 3,161,418 options have been granted under the 1993 and 1999 Plan including 1,567,962 nonqualified stock options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999 and 1998; risk-free interest rate ranges of 5.03% to 6.32% in 1999 and from 5.53% to 5.88% in 1998; dividend yield of 0%; expected volatility of the market price of the Company's common stock of 86.0% in 1999 and 89.5% in 1998; and a weighted-average expected life of the option of ten years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:


                                     YEAR ENDED DECEMBER 31,
                                    --------------------------
                                        1999          1998
                                    -------------  -----------
Pro forma net loss                   $(2,998,477)   $(350,876)

Pro forma diluted loss per share     $     (0.23)   $   (0.04)

Activity with respect to these plans is as follows:


                                                    1999                     1998
                                           ------------------------ -----------------------
                                                         WEIGHTED                WEIGHTED
                                                          AVERAGE                 AVERAGE
                                                         EXERCISE                EXERCISE
                                              NUMBER       PRICE      NUMBER       PRICE
                                           ------------ ----------- ---------- ------------
Options outstanding beginning of period        501,000   $    1.37    437,800   $     1.48

Options granted                              2,840,918   $    5.37     98,500   $     1.10

Options exercised                             (439,710)  $    1.73          -

Options repurchased                                  -   $       -     (4,800)  $     5.50

Options canceled                              (180,500)  $    4.69    (30,500)  $     1.38
                                           ------------             ----------
Options outstanding end of period            2,721,708   $    5.26    501,000   $     1.37
                                           ============             ==========
Options exercisable                            398,876   $    4.33    501,000   $     1.37
                                           ============             ==========
Shares available for granting of options    12,468,582                129,000
                                           ============             ==========

  Stock options outstanding at December 31, 1999 under both plans are summarized as follows:

                                     WEIGHTED AVG.        WEIGHTED
   RANGE OF          NUMBER            REMAINING        AVG. EXERCISE
EXERCISE PRICES    OUTSTANDING      CONTRACTUAL LIFE        PRICE
----------------  ---------------  ------------------  ---------------
 $ 1.19 - $1.79          192,917       12.50 years          $ 1.38
 $ 2.69 - $4.03        1,023,373        9.26 years          $ 2.92
 $ 5.25 - $8.50        1,321,418        9.18 years          $ 7.02
 $ 8.38 - $11.00         184,000        9.44 years          $10.25
                  ---------------
                       2,721,708
                  ===============

In connection with the initial public offering of the Company's securities in November 1993, the Company issued a total of 75,000 common stock purchase warrants to the underwriters of the securities. These warrants expired in November 1998.

In August 1994, the Company issued warrants to purchase 60,000 shares of Mace Security International, Inc. common stock at $4.25 per share in connection with the purchase of certain assets of a business. The warrants are exercisable over a ten year period, expiring on August 24, 2004. On July 14, 1998, in connection with the sale of the Law Enforcement division (Note 4), the Company issued to the purchaser 300,000 warrants to purchase common stock of the Company at $1.25 per share. These warrants were fully exercised in March 1999.

The Company has a remaining total of 2,150,464 warrants to purchase common stock outstanding at December 31, 1999, all of which are exercisable. In 1999, the Company issued warrants to purchase a total of 2,656,500 shares of the Company's stock at a weighted average exercise price of $2.11 per share in connection with the purchase of certain businesses and to a director. Warrants exercised in 1999 totaled 866,036 at a weighted average exercise price of $1.64 per share. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at any time through August 2, 2009 and have an exercise price ranging from $1.375 to $9.25 per share.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1999 and 1998 are as follows:


                                                       DECEMBER 31,
                                               ---------------------------
                                                   1999          1998
                                               ------------- -------------
Deferred tax liabilities:
 Property, equipment and intangibles..........  $(2,547,637)  $  (215,225)
 Other, net...................................            -       (32,548)
                                               ------------- -------------
    Total deferred tax liabilities............   (2,547,637)     (247,773)
Deferred tax assets:
 Allowance for doubtful accounts..............       38,695        12,878
 Inventories..................................       61,549        45,147
 Net operating loss carryforwards.............    2,543,447     1,355,600
 Deferred revenue.............................       84,405             -
 Compensation and related transition costs....      195,478             -
 Other, net...................................       91,143         1,357
                                               ------------- -------------
    Total deferred assets.....................    3,014,717     1,414,982
Valuation allowance for deferred tax assets...     (915,000)   (1,167,209)
                                               ------------- -------------
Net deferred tax assets.......................    2,099,717       247,773
                                               ------------- -------------
Net deferred tax (liabilities) assets.........  $  (447,920)  $         -
                                               ============= =============

The valuation allowance for deferred tax assets decreased by $252,000 during 1999. At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,100,000 that begin to expire
during the year ended December 31, 2008, if unused.   A valuation allowance has
been provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. However, due to a change in control, use of these net operating loss carryforwards may be limited.

  The components of income tax (benefit) expense are:


                                                  1999        1998
                                               ----------- -----------
Current (principally state taxes).............. $ 127,653   $   4,358
Deferred.......................................  (716,172)          -
                                               ----------- -----------
Total income tax (benefit) expense............. $(588,519)  $   4,358
                                               =========== ===========

  The significant components of deferred income tax expense attributed to loss from continuing operations for the years ended December 31, 1999 and 1998 are as follows:

                                                  1999         1998
                                               ----------- -----------
Deferred tax expense........................... $ 439,842   $  58,008
Loss carry forward.............................  (903,805)   (203,600)
Valuation allowance for deferred tax assets....  (252,209)    145,592
                                               ----------- -----------
                                                $(716,172)  $       -
                                               =========== ===========

  A reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                  1999         1998

                                               ----------- -----------
Tax at U.S. federal statutory rate............. $(647,022)  $ (75,568)
S Corporation income prior to pooling date.....  (225,290)   (219,578)
State taxes, net of federal benefit............    30,509       4,358
Nondeductible costs and other acquisition
  accounting adjustments.......................   285,220           -
S Corporation status termination...............   121,648           -
Valuation allowance for deferred tax assets....  (192,259)    295,146
Other..........................................    38,675           -
                                               ----------- -----------
Provision for income taxes                      $(588,519)  $   4,358
                                               =========== ===========

13.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                               YEAR ENDED DECEMBER 31,
                                              --------------------------
                                                  1999          1998
                                              ------------- ------------
Numerator:
(Loss) income from continuing operations       $(1,284,147)  $  359,286
Income (loss) from discontinued operations          24,032     (585,903)
                                              ------------- ------------
Net loss                                       $(1,260,115)  $ (226,617)
                                              ============= ============
Denominator:
Denominator for basic income (loss)
  per share - weighted average shares           13,159,154    8,341,747
Dilutive effect of options and warrants                  -       22,359
                                              ------------- ------------
Denominator for diluted income (loss)
  per share - weighted average shares           13,159,154    8,364,106
                                              ============= ============
Basic (loss) income per share:
  From continuing operations                   $     (0.10)  $     0.04
  From discontinued operations                           -        (0.07)
                                              ------------- ------------
Total                                          $     (0.10)  $    (0.03)
                                              ============= ============

Diluted (loss) income per share:
From continuing operations                     $     (0.10)  $     0.04
From discontinued operations                             -        (0.07)
                                              ------------- ------------
Total                                          $     (0.10)  $    (0.03)
                                              ============= ============

The Company's options and warrants outstanding at December 31, 1999 have not been included in the calculation of diluted earnings per share in that it would be anti-dilutive.

14.  CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

15.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999 are as
follows: 2000 - $1,345,222 , 2001 - $1,279,924,   2002 - $1,191,408, 2003 -
$1,090,873, 2004 and thereafter - $3,648,897. Rental expense under these leases was $778,616 and $182,000 for the years ended December 31, 1999 and 1998, respectively.

The Company has entered into month to month and long-term sublease agreements with tenants of their operating facility in Bennington, Vermont, including a related party. Total sublease rental income was $133,842 and $110,406 in 1999 and 1998, respectively.

The Company was a party to a real estate purchase agreement with the Vermont Economic Development Authority (VEDA) for the purchase of the Center and North Wings of its security products office and manufacturing operation, after the satisfaction or waiver of certain contingencies by VEDA. The Company previously deposited $75,000 of the total cash portion into an escrow account as required by the agreement. The Company elected not to purchase the building and leased the premises from VEDA through

November 15, 1999 for $4,000 per month, together with taxes, insurance and utilities. The Company assigned to Vermont Mill Properties, Inc. ("VMP"), an entity controlled by Jon Goodrich, all of its rights and obligations under the VEDA Agreement including certain leasehold improvements abandoned by the Company. Effective November 15, 1999, the Company entered into a lease with VMP to continue to utilize space for its security products office and manufacturing operation for $6,667 per month. The lease is for a term of five years and provides for renewal options. Rent expense under this lease was $10,000 in 1999.

The Company leases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 1999 and 1998 revenues of approximately $60,824 and $36,800, respectively were recognized under these leasing arrangements. These amounts are classified as other income in the accompanying statements of income.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies with all applicable laws relating to its business.

Certain of the Company's executive officers have entered into employment agreements whereby they will be entitled to immediate vesting provisions of issued options should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company's Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $7,000,000 upon termination of employment under certain conditions including upon termination as a result of a change in control.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

16.  EMPLOYEE BENEFIT PLANS

Two subsidiaries of the Company maintain voluntary 401(k) plans covering substantially all of their respective employees. Under one of the plans, employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Department of Labor. The Company matches 25% of each dollar contributed by employees up to 4% of their wages. The cost of the plan amounted to approximately $15,000 and $21,000 in 1999 and 1998, respectively.

Under the second plan, employees may contribute from 1% to 25%. The Company match for this plan is discretionary. The cost of the plan amounted to approximately $2,000 in 1999.

17.  OPERATING AGREEMENTS

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

The results of operations subject to operating agreements in the year ended December 31, 1999 were as follows:


                                                  YEAR ENDED
                                                 DECEMBER 31,
                                                     1999
                                                 -------------
REVENUES
Car wash and detailing services                   $ 8,421,825
Lube and other automotive services                    641,296
Fuel and merchandise sales                          1,038,746
                                                 -------------
                                                   10,101,867

COST OF REVENUES
Car wash and detailing services                     5,816,466
Lube and other automotive services                    595,356
Fuel and merchandise sales                            911,139
                                                 -------------
                                                    7,322,961

Selling, general, and administrative expenses         901,883
Depreciation and amortization                         722,064
                                                 -------------
Operating income                                    1,154,959

Interest expense, net                                (790,331)
Other income                                           97,954
                                                 -------------
Income earned under operating agreements          $   462,582
                                                 =============


18.  RESTRUCTURING, ASSET ABANDONMENT COSTS AND CHANGE IN CONTROL CHARGES

In conjunction with the Company's recent change in control, the Company restructured certain of its security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset abandonment, and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 is non-cash in nature consisting of a $218,000 write-off of certain assets as a result of management abandoning certain product lines within the Company's security products segment; a $373,000 write-off of leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $341,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control.

19.  RELATED PARTY TRANSACTIONS

In August 1999, Mace entered into a month-to-month lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, President and Chief Executive Officer, for Mace's executive offices in Mt. Laurel, New Jersey. The lease provides for monthly rental payments of $10,000. Mace believes that the terms of this lease are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area.

Robert M. Kramer, Mace's General Counsel, Executive Vice President and Secretary, is engaged in the practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer, which has rendered legal services to Mace since April 1999. Mace has paid such corporation approximately $165,000 since April 1, 1999.

During this fiscal year, Mace has paid approximately $391,000 for car wash parts, equipment and related services to Sonny's Enterprises, Inc., a car wash parts and equipment company owned by Paul G. Fazio, the brother of Michael Fazio, Mace's Vice President of Operations. Mace contracted with Sonny's Enterprises based on the quality of parts, equipment and services offered by Sonny's Enterprises and the competitive prices that Sonny's Enterprises offered for such parts, equipment and services.

From time to time and during fiscal 1999 and 1998, Eager Beaver made unsecured non-interest bearing advances to certain of its stockholders who are also officers. Substantially all of the advances were subsequently repaid from the dividend distributions of Eager Beaver.

The Company's Florida administrative operations occupy 1,500 square feet under an informal arrangement with Bullseye Properties, Inc., an affiliated company. Under these arrangements, Eager Beaver pays no rent but is responsible for insurance, maintenance, utilities and certain common area charges on a pro rata basis. Eager Beaver provides monthly accounting and administrative services to Bullseye Properties, Inc. Revenues recognized under this arrangement totaled approximately $7,100 and $12,100 in each of fiscal 1999 and 1998.

The Company believes that each of the transactions described above was entered into on an arm's-length basis in the ordinary course of the Company's business and on the terms no less favorable to the Company than could be obtained from unaffiliated third parties.

20.  SEGMENT REPORTING

The Company currently operates in three separate business segments: (i) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), and (ii) the Security Products sales segment, producing and marketing retailing consumer safety and security products, and
(iii) the Computer Products and Services segment, developing software and manufacturing products and hardware for management and control of the car care industry.

The Company evaluates performances and allocates resources based on operating income of each reportable segment rather than at the operating unit level. The Company defines operating income as revenues less cost of revenues, selling, general and administrative expense, and depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). There is no intercompany profit or loss on intersegment sales.

The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services or produce and distribute distinct products through different processes.

  Selected financial information for each reportable segment is as follows:


                                               YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                                 1999           1998
                                             -------------  -------------
Revenues:
  Car care - external customers               $22,320,480    $ 4,765,446
  Security products - external customers        3,435,312      2,404,221
  Security products - intersegment revenues        11,620              -
  Computer products and services -external
     customers                                  2,925,217      2,029,884
  Computer products and services -
     intersegment revenues                        625,216              -
  Elimination of intersegment revenues           (636,836)             -
                                             -------------  -------------
                                              $28,681,009    $ 9,199,551
                                             =============  =============

Operating income (loss):
  Car care                                    $ 2,970,086    $ 1,060,103
  Security products                              (942,002)      (545,321)
  Computer products and services                  381,829       (120,550)
                                             -------------  -------------
                                              $ 2,409,913    $   394,232
                                             =============  =============


Assets:
  Car care                                    $93,283,956    $ 5,561,761
  Security products                             4,353,734      9,777,269
  Computer products and services                  477,666        586,952
                                             -------------  -------------
                                              $98,115,356    $15,925,982
                                             =============  =============

Capital expenditures:
  Car care                                    $ 5,266,537    $    40,784
  Security products                                88,463        122,568
  Computer products and services                   46,204         21,944
                                             -------------  -------------
                                              $ 5,401,204    $   185,296
                                             =============  =============

Depreciation and amortization:
  Car care                                    $   834,298    $   198,595
  Security products                               261,219        516,714
  Computer products and services                   48,122         40,030
                                             -------------  -------------
                                              $ 1,143,639    $   755,339
                                             =============  =============

A reconciliation of operating income by reportable segment to total reported operating loss for the year ended December 31, 1999 is as follows:


  Total operating income for
     reportable segments                   $2,409,913
  Merger costs                              1,875,000
  Restructuring, asset abandonment
     costs and change in control costs      1,519,000
                                          ------------
  Total consolidated operating loss        $ (984,087)
                                          ============

21.  SUBSEQUENT EVENTS

On March 8, 2000, the Company entered into a merger agreement with Wash Depot Holdings, Inc. ("Wash Depot"). Under the Merger Agreement, Wash Depot will be merged into a subsidiary of the Company. If the merger closes, the Company will issue approximately 8.1 million shares of the Company's common stock, par value $.01, and the assumption of approximately $153 million of long-term debt. Wash Depot, an operator of 73 car wash locations in 15 states, is a private company headquartered in Saugus, Massachusetts. Of Wash Depot's 73 car wash locations, all contain professional detailing services, 72 contain convenience stores or similar related retail product shops, 15 contain oil and lubrication centers and eight contain gasoline dispensing services. Closing under the agreement is subject to several conditions, including: Mace and Wash Depot shareholder approval, lender consents, review of information to be exchanged between Mace and Wash Depot, antitrust clearance and other typical closing conditions.
Though Mace is optimistic that closing will occur, no assurance can be given that the closing conditions will be satisfied. The transaction, should it close, will be accounted for as a purchase.

On March 24, 2000, the Company, through a wholly owned owned subsidiary, acquired all of the truck wash released assets of Red baron Truck Washes, Inc. ("Red Baron") with a total of five operating locations in Arizona, Indiana, Ohio and Texas. Consideration consisted of 568,421 registered shares of common stock of the Company and the issuance of a secured $1 million promissory note to the seller. The transaction will be accoutned for using the purchase method of accounting.

                                 EXHIBIT INDEX



Item No.     Description
--------     -----------

3.3        Amended and Restated Bylaws of Mace Security International, Inc.
3.4 Amended and Restated Certificate of Incorporation of Mace Security International, Inc.
10.123 Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc. and Bank One, Texas, NA

10.124 Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, NA; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of:
          $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-B, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31

11        Statement Re: Computation of Per Share Earnings
21        Subsidiaries of the Company
23.1      Consent of Grant Thornton LLP
23.2      Consent of Ernst & Young LLP
23.3      Consent of Urbach Kahn & Werlin PC
23.4      Consent of D. Williams & Co.
23.5      Consent of Daniel Irwin & Associates, P.C.
23.6      Opinion of Urbach Kahn & Werlin PC
23.7      Opinion of D. Williams & Co.
23.8      Opinion of Daniel Irwin & Associates, P.C.
27        Financial Data Schedule (Electronic filed only)