Form 10KSB/A
period 1999-12-31
MACE SECURITY INTERNATIONAL INC
filed 2000-05-01
CIK 912607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                                ----------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

                         Commission File number 0-22810

                                                -------

                        MACE SECURITY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                 03-0311630
               --------                                 ----------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    1000 Crawford Place, Suite 400
    ------------------------------
        Mt. Laurel, New Jersey
        ----------------------                             08054
        (Address of Principal                              -----
          Executive Offices)                            (Zip Code)


                                 (856) 778-2300
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)


Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

     Title of Class: Common Stock, par value      $.01 per share
     ---------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No
                        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's net sales for 1999 from continuing operations were $28,681,009. As of March 23, 2000, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the closing sale price of $4.9375 on March 23, 2000, was approximately $83,831,146. As of March 23, 2000, the Registrant had 23,582,563 shares of common stock outstanding.

================================================================================

                        INDEX TO FORM 10-KSB/A - PART III


                                                                            Page
                                                                            ----
PART III
          Item 9.  Directors, Executive Officers, Promoters                  1
                   and Control Persons, Compliance with
                   Section 16(a) of the Exchange Act

          Item 10. Executive Compensation                                    3

          Item 11. Security Ownership of Certain Beneficial                  6
                   Owners and Management

          Item 12. Certain Relationships and Related                         8
                   Transactions

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16A of the Exchange Act.




                  NAME         AGE                               POSITION
                  ----         ---                               --------
Louis D. Paolino, Jr.........     43  Director, Chairman of the Board, President, and Chief
                                      Executive Officer
Gregory M. Krzemien..........     40  Chief Financial Officer and Treasurer
Robert M. Kramer.............     47  Director, General Counsel, Executive Vice President and
                                      Secretary
Michael G. Fazio.............     50  Vice president - Operations
Matthew J. Paolino...........     35  Director and Vice President
Mark S. Alsentzer............     45  Director
Jon E. Goodrich..............     54  Director and Vice President of Security Products Division
Richard B. Muir..............     44  Director
Constantine N. Papadakis.....     54  Director


     All of Mace's directors serve for terms of one year each until their successors are elected and qualified.

     LOUIS D. PAOLINO, JR. serves as the Chairman of the Board, President and Chief Executive Officer of Mace. Mr. Paolino has been a director of Mace since May 24, 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. From February 1999 until March 2000, Mr. Paolino served on the Board of Directors of U.S. Plastic Lumber Corporation, a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 43 years old.

     GREGORY M. KRZEMIEN serves as the Chief Financial Officer and Treasurer of Mace. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and he held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 40 years old.

     ROBERT M. KRAMER serves as a director of Mace, and as the General Counsel, Secretary and Executive Vice President of Mace. Mr. Kramer has been a director of

Mace since July 1, 1999. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. Since 1989, Mr. Kramer has been the sole partner of Robert M. Kramer & Associates, P.C., a law firm consisting of three lawyers. Although Mr. Kramer will continue his private practice of law at Robert M. Kramer & Associates, P.C., he will devote a substantial amount of time to performing his duties for Mace. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a J.D. degree from Temple University School of Law. Mr. Kramer is 47 years old.

     MICHAEL G. FAZIO serves as Vice President - Operations of Mace. Mr. Fazio has over 25 years of experience in the car care industry. Since 1972, Mr. Fazio has built and managed twelve car washes which included gas stations, convenience stores and quick oil changes. In 1997, Mr. Fazio sold his business to become President and Chief Operating Officer of Wash Depot. Under Mr. Fazio's leadership, Wash Depot grew to $100 million in sales and over 6,000 employees. Mr. Fazio is highly regarded in the car care industry and is often asked to speak at seminars within the car wash community. Mr. Fazio is 50 years old.

     MATTHEW J. PAOLINO serves as a director and as a Vice President of Mace. Mr. Paolino has been a director of Mace since July 1, 1999. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of Mace. Mr. Paolino is 35 years old.

     MARK S. ALSENTZER serves as a director of Mace. Mr. Alsentzer has been a director of Mace since December 15, 1999. From December 1996 through the present, Mr. Alsentzer has been President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also serves as Director, and since January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. Mr. Alsentzer is 45 years old.

     JON E. GOODRICH serves as a director of Mace and Vice President of the Security Product Division of Mace. Mr. Goodrich has been a director of Mace since November, 1993. From June 1987 through June 1995 and from January 1996 through March 1997, Mr. Goodrich was the Chairman of the Board of Mace. From June 1987 through January 1996 and from March 1997 through May 1999, Mr. Goodrich was President and Chief Executive Officer of Mace. From November 1985 through January 1997, Mr. Goodrich was Vice President of Gould & Goodrich Leather, Inc. (a leather products manufacturer). From November 1985 through January 1997, Mr. Goodrich was President of G&G Realty, Inc. (a real estate management company). Mr. Goodrich is 54 years old.

     RICHARD B. MUIR serves as a director of Mace. Mr. Muir has been a director of Mace since December 15, 1999. From 1998 through the present, Mr. Muir has been Executive Vice President and Secretary of Excel Legacy Corp. (a real estate development company). From 1989 through May 1999, Mr. Muir was Executive Vice President and Secretary of New Plan Excel Realty Trust, Inc. (a real estate development company). Mr. Muir also serves as a director of Excel Legacy Corporation and Warner Beck, Inc. (a securities broker/dealer firm). Mr. Muir is 44 years old.

     CONSTANTINE N. PAPADAKIS services as a director of Mace. Mr. Papadakis has been a director since May 24, 1999. From 1995 through the present Mr. Papadakis has been President of Drexel University. From 1986 through 1995, Mr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Mr. Papadakis also serves on the board of directors of Fidelity Financial of Ohio and the Philadelphia Stock Exchange. Mr. Papadakis is 54 years.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires Mace's directors and executive officers, as well as persons beneficially owning more than 10% of Mace's outstanding shares of common stock and certain other holders of such shares (collectively, "Covered Persons"), to file with the Commission and the NASDAQ Stock Market (the "NASDAQ"), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace.

     Based upon Mace's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 1999 were made on a timely basis except that Forms 4 relating to Mace stock activity in December 1999 for Mark Alsentzer, Matthew Paolino, Robert Kramer, Louis D. Paolino, Jr., and Jon E. Goodrich were filed on January 20, 2000 rather than January 10, 2000.


Item 10. Executive Compensation.

     The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace's Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended December 31, 1999, 1998 and 1997.

                         SUMMARY COMPENSATION TABLE(1)

----------------------------------------------------------------------------
                                  ANNUAL COMPENSATION
    NAME AND
   PRINCIPAL                YEAR     SALARY       BONUS       OTHER ANNUAL
   POSITIONS                                                  COMPENSATION
----------------------------------------------------------------------------
Louis D. Paolino, Jr.,      1999     $201,565      --              --
  President, Chief          1998        --         --              --
  Executive Officer and     1997        --         --              --
  Chairman of the Board(2)

Jon E. Goodrich,            1999     $ 93,750      --              --
  President and Chief       1998      123,714      --              --
  Executive Officer(3)      1997      125,214      --              --
----------------------------------------------------------------------------

(1) No bonuses were paid, no long-term compensation awards were made, and no other compensation was paid during 1999 to Mr. Paolino or any other executive officer of Mace. Robert M. Kramer, Mace's Executive Vice President and General Counsel, is paid at an annual rate of $125,000, Gregory M. Krzemien, Mace's Chief Financial Officer, is paid at an annual rate of $110,000, and Michael Fazio, Mace's Vice President - Operations, is paid at an annual rate of $100,000. Because these persons were not employed by Mace for the entire year, their annual compensation for the year ended December 31, 1999 was less than $100,000 each. Mr. Paolino was the only officer to receive compensation in excess of $100,000 in 1999. Mr. Paolino and Mr. Goodrich have never been granted options by Mace as compensation. Thus, tables disclosing information with respect to options granted in 1999 to the named current and former executive officers of Mace and information with respect to the year-end value of options held by the named current and former executive officers of Mace have been excluded.

(2) Mr. Paolino has served as President, Chief Executive Officer and Chairman of the Board since July 1, 1999.

(3) Mr. Goodrich served as President and Chief Executive Officer until July 1, 1999.

Director Compensation

     During 1998 and through July 1, 1999, directors who were not employees of Mace received fees of $500 per Board or Committee meeting attended. Such directors also were entitled to receive reasonable travel and out of pocket expenses relating to their attendance at such meetings. Commencing on July 1, 1999, Mace ceased paying fees to directors, but will continue to pay non-employee directors reasonable travel and out-of-pocket expenses relating to their attendance at meetings.

     Mace granted options to purchase 20,000 shares of Mace common stock at $11.00 per share to Constantine Papadakis in connection with his appointment to the Board of Directors on May 24, 1999 and additional options to purchase 20,000 shares of Mace common stock at $8.50 per share on September 1, 1999. Mace granted options to purchase 200,000 shares, 125,000 shares and 125,000 shares of Mace common stock at $2.6875 per share, respectively, to Robert Kramer, Matthew Paolino and Rodney Proto (a former director) on March 26, 1999 in connection with the change of control transactions (see Item 12. Certain Relationships and Related Transactions - Acquisition of Control of Mace.)

Option/SAR and Warrant Grants in Last Fiscal Year

     No options, warrants or stock appreciation rights (SAR's) were granted as compensation to any executive officer included in the summary compensation table during the fiscal year ended December 31, 1999 and no such securities were exercised by any such officer. During that year, however, Robert M. Kramer, Mace's Executive Vice

President and General Counsel, received grants of options to purchase 200,000 shares of Mace common stock, Gregory M. Kzemien, Mace's Chief Financial Officer and Treasurer received grants of options to purchase 125,000 shares of Mace common stock and Michael Fazio, Mace's Vice President - Operations, received grants of options to purchase 125,000 shares of Mace common stock. Additionally, on December 27, 1999 Robert Kramer was granted reload options to purchase 37,209 shares of Mace common stock at $5.50 per share and on December 29, 1999, Matthew Paolino was granted reload options to purchase 37,209 shares of Mace common stock at $5.50 per share. The shares issuable upon the exercise of these options (to the extent that they are exercisable within 60 days of March 23, 2000) are reflected in the table included under the caption "Security Ownership of Certain Beneficial Owners and Management." In connection with the merger of American Wash Services, Inc. on July 1, 1999 (see Item 12. Certain Relationships and Related Transactions - AWS Transaction), Mr. Paolino received warrants to purchase 1,500,000 shares of Mace common stock. Mace does not consider these warrants to be compensation for Mr. Paolino's services under his employment agreement or otherwise.

Aggregated Options/SAR and Warrant Exercises in Last Fiscal Year

     No options or warrants were received as compensation by executive officers of Mace included in the Summary Compensation Table during the fiscal year ended December 31, 1999. However, Louis D. Paolino, Jr. exercised 363,636 warrants (received in connnection with the change of control transactions described in Item 12) at an exercise price of $1.375 per share in December 1999 and Robert Kramer exercised options to purchase 37,209 shares of Mace common stock at an exercise price of $2.6875 per share in December 1999.

Employment Agreements

     Louis Paolino, Jr. Employment Agreement

     Mace currently employs Louis Paolino, Jr. as its President and Chief Executive Officer under a four-year employment agreement. The principal terms of the employment agreement include: annual salary of $350,000; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three month period following a termination of employment; and a $7,000,000 payment in the event that Mr. Paolino's employment is terminated for any reason, except for death and disability. Mace has not granted options to purchase Mace common stock to Louis Paolino, Jr. as compensation for his services to Mace, under his employment agreement or otherwise. Mr. Paolino, however, holds warrants to acquire 1,500,000 shares of Mace common stock that he acquired in connection with the change of control transactions described in item 12.

     Jon Goodrich Employment Agreement

     During 1998, Mace employed Jon Goodrich as its President and Chief Executive Officer under an employment agreement that expired on September 1, 1999. Jon Goodrich now serves as Mace's Vice President for its Security Products Division. The principal terms of the employment agreement include: annual salary of $125,000; prohibition against accepting employment with any other entity; prohibition against competing with Mace during employment and for a two year period following his voluntary termination of employment with Mace or termination of his employment by Mace for cause; and entitlement to all contract payments for the entire contract term upon termination of his employment without cause.

     Michael Fazio Employment Agreement

     Mace currently employs Michael Fazio as its Vice President of Operations under the terms of a three-year employment agreement. Such agreement provides for an annual salary of $100,000, certain medical and other employee benefits, the granting of options to purchase 125,000 shares of Mace common stock at $6.875 per share that vest over a period of three years (except in the event of a change of control, in which case such options vest immediately) and a prohibition against competing with Mace during employment and for a six month period following a termination of employment. In addition, in the event that Mace terminates Mr. Fazio's employment without cause, Mr. Fazio has the right to receive a lump-sum payment equal to six months salary.

Other Executive Employment Agreements

     Mace currently employs Robert M. Kramer and Gregory M. Krzemien under four-year employment agreements. Each employment agreement provides for annual salary, certain medical and other employee benefits, and a prohibition against competing with Mace during employment and for a three month period following a termination of employment. In addition, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $2.6875 per share that vest over a period of four years, except in the event of a change of control, in which case such options vest immediately. The table below discloses the salary and option grants for these executive officers.

Name                Office                      Annual Salary   Options
----                ------                      -------------   -------

Robert M. Kramer    Executive Vice President       $125,000     200,000
                    and General Counsel

Gregory M. Krzemien Chief Financial Officer         110,000     125,000
                    and Treasurer


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following beneficial ownership table sets forth information as of March 23, 2000 regarding beneficial ownership of shares of Mace common stock by the following persons:

     o each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace's records or the records of the Securities and Exchange Commission;

     o    each director of Mace; and

     o    all directors and executive officers of Mace as a group.


     Unless otherwise indicated, to our knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of March 23, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

                 Name                        Shares Beneficially Owned      Percent(1)
                 ----                        -------------------------      ----------
Louis D. Paolino, Jr...................          6,599,448(2)(3)                 26.7%
  1000 Crawford Place, Suite 400
  Mt. Laurel, NJ 08054
Excel Legacy Corporation...............            3,812,500(4)                  16.1
  16955 Via Del Campo
  San Diego, CA  92127
Mark S. Alsentzer......................            1,100,000(5)                   4.7
  2300 Glades Road, Suite 440W
  Boca Raton, FL  33431
Red Mountain Holdings, Ltd.............            768,360(3)(6)                  3.3
  Arack Chambers
  Smith Hughes McKinsy
  Road Town, Tortola, B.V.I.
Jon E. Goodrich........................              910,546(7)                   3.9
  160 Benmont Ave.
  Bennington, VT  05201
Matthew J. Paolino.....................              408,840(8)                   1.7
Robert M. Kramer.......................              414,649(3)(9)                1.6
Constantine N. Papadakis...............               40,000(10)                    *
Richard B. Muir........................                   --                       --
All current directors and executive                9,714,964(11)                 38.7
  officers as a group (9 persons)......

----------
* Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 23,582,563 shares outstanding on March 23, 2000.

(2) Includes (i) warrants to acquire 1,136,364 shares and (ii) 1,153,412 shares for which Louis Paolino, Jr. has been granted irrevocable proxies to vote such shares. See "Irrevocable Proxies Granted to Louis D. Paolino, Jr." below.

(3) Louis Paolino, Jr., Red Mountain Holdings, Ltd. and Robert Kramer filed a Statement on Schedule 13D (initially filed on May 28, 1999; as amended on July 15, 1999) reporting the acquisition of the shares of Mace common stock reported in the table above. Under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such stockholders may be considered a "group" acting together to control Mace and therefore may each be deemed to beneficially own the shares of Mace common stock held by all of such stockholders, 8,030,410 shares in the aggregate. Each such stockholder, however, expressly disclaims his or its membership in a group and the beneficial ownership of the shares acquired by the other stockholders. As required by Rule 13d-3(d)(1)(i)(D) of the Exchange Act, the table discloses as beneficially held by Louis Paolino, Jr. and Robert Kramer shares of Mace common stock subject to certain options and warrants that are not exercisable within 60 days of March 23, 2000.

(4) Includes (i) 3,500,000 shares and (ii) warrants to purchase 62,500 shares, all held by Millennia Car Wash LLC, a limited liability company controlled by Excel Legacy Corporation.

(5)  Includes warrants to purchase 50,000 shares.

(6) David Ehrlich, a consultant for Mace, in his position as the sole director of Red Mountain Holdings, Ltd. may be deemed to have the sole power to direct the voting and disposition of these shares and may therefore be deemed the beneficial owner thereof.

(7) Includes 22,300 shares held by Jon Goodrich's wife. Jon Goodrich disclaims beneficial ownership of the shares owned by his wife.

(8)  Includes options to purchase 14,631 shares.

(9) Includes (i) warrants to acquire 75,000 shares and (ii) options to purchase 200,000 shares.

(10) Represents options to purchase 40,000 shares.

(11) See Notes 2, 3, 7, 8, 9, and 10 above. Also includes (i) 152,940 shares and (ii) options to purchase 88,541 shares held by two executive officers or directors who are not listed in the table.

Irrevocable Proxies Granted to Louis D. Paolino, Jr.

     In connection with Mace's recent acquisition of certain car wash businesses, the following stockholders have granted to Louis Paolino, Jr. irrevocable proxies for the sole power to vote, but not to dispose of, the 1,153,412 aggregate shares of Mace common stock issued to such individuals as consideration for such acquisitions until the expiration date of such proxies:

                                                  Expiration date
               Stockholder              Shares      of Proxies
               ----------------------  ---------  ---------------

               Rosario Higgins           168,883      5-18-00
               Gary Higgins              984,529      5-18-00
                                       ---------
               Total:                  1,153,412


Item 12. Certain Relationships and Related Transactions.

Acquisition of Control of Mace

     On July 1, 1999, Louis D. Paolino, Jr., Mace's Chairman, President and Chief Executive Officer, along with certain of his affiliates, acquired a majority of the outstanding shares of Mace common stock and thus acquired control of Mace.

     This acquisition of control involved a series of transactions approved by the former Board of Directors of Mace and a majority of Mace's stockholders. The consummation of this series of transactions changed the principal business of Mace from the sale of personal security products to the operation and consolidation of car wash facilities. On June 8, 1999 Mace distributed an information statement to its stockholders describing, among other things, this series of transactions.

     The first transaction involved the purchase from Mace of an aggregate of 3,735,000 unregistered shares of Mace common stock for $1.375 per share; 1,910,000 shares by Louis Paolino, Jr. and an aggregate of 1,825,000 shares by certain members of his management team and certain other individuals designated by Mr. Paolino. These purchases were made pursuant to a Stock Purchase Agreement dated March 26, 1999 (as amended) between Mace and Mr. Paolino. Additional related purchases were also made on July 1, 1999 pursuant to this Stock Purchase
Agreement:

     o Louis Paolino, Jr. purchased 1,000,000 shares of Mace common stock directly from Mr. Goodrich for $1.375 per share and 100,000 shares of Mace common stock directly from each of two other stockholders of Mace for $1.375 per share;

     o Robert M. Kramer purchased 50,000 shares of Mace common stock directly from Mr. Goodrich for $1.375 per share; and

     o Ten individuals designated by Louis Paolino, Jr. purchased from Mace an aggregate of 1,850,000 shares of Mace common stock for $2.00 per share.

AWS Transaction

     The second transaction involved the merger of American Wash Services, Inc., a car wash facility company controlled by Louis Paolino, Jr. with and into a wholly-owned subsidiary of Mace pursuant to a merger agreement entered into March 26, 1999. The Merger was completed on July 1, 1999. Louis Paolino, Jr. and Red Mountain Holdings, Ltd., American Wash's other shareholder, received in exchange for all of the shares of American Wash, $4,687,500, in cash, and 628,362 unregistered shares of Mace common stock, of which Louis Paolino, Jr. received 470,000 shares and Red Mountain received 158,362 shares. Louis Paolino, Jr. and Robert Kramer received the following additional consideration in connection with this Merger:

     o Louis Paolino, Jr. received a warrant to purchase 1,500,000 shares of Mace common stock at a purchase price of $1.375 per share;

     o Louis Paolino, Jr. received a warrant to purchase 250,000 shares of Mace common stock at a purchase price of $2.50 per share (which has subsequently been assigned to a third party); and

     o Robert Kramer received a warrant to purchase 75,000 shares of Mace common stock at a purchase price of $1.375 per share.

     Mace's Board of Directors and management team were restructured in connection with these transactions. Louis Paolino, Jr. was appointed as Mace's Chairman, President and Chief Executive Officer. The entire Board of Directors, other than Mr. Goodrich, resigned and were replaced and the Board appointed Mr. Kramer as Mace's Secretary, Executive Vice President and General Counsel and Mr. Krzemien as Mace's Chief Financial Officer and Treasurer.

Related Party Transactions

     In August 1999, Mace entered into a month-to-month lease with Bluepointe, Inc., a corporation controlled by Louis Paolino, Jr., Mace's Chairman, President and Chief Executive Officer, for Mace's executive offices in Mt. Laurel, New Jersey. The lease provides for monthly rental payments of $10,000. Mace believes that the terms of this lease are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area.

     Robert M. Kramer, Mace's General Counsel, Executive Vice President and Secretary, is engaged in the practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer, which has rendered legal services to Mace since April 1999. Mace paid such corporation approximately $165,000 during fiscal year ended December 31, 1999, and 65,000 through March 31, 2000. Mace does not anticipate paying such corporation greater than $200,000 for the remainder of this fiscal year.

     During fiscal year 1999, Mace paid approximately $391,000 for car wash parts, equipment and related services to Sonny's Enterprises, Inc., a car wash parts and equipment company owned by Paul G. Fazio, the brother of Michael Fazio, Mace's Vice President of Operations. Mace contracted with Sonny's Enterprises based on the quality of parts, equipment and services offered by Sonny's Enterprises and the competitive prices that Sonny's Enterprises offered for such parts, equipment and services.

     During fiscal year 1999, Mace paid $50,000 for charter airline services to Air Eastern, a charter airline company owned by Louis D. Paolino, Jr., Mace's Chairman of the Board, Chief Executive Officer and President. Mace believes that the rates charged are competitive when compared with similar services provided by independent airline charter companies.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MACE SECURITY INTERNATIONAL, INC.


                                               By: /s/ Gregory M. Krzemien
                                                  ------------------------------
                                                  Name:  Gregory M. Krzemien
                                                  Title: Chief Financial Officer
                                                          and Treasurer
Date:  May 1, 2000