Form 10QSB
period 2000-03-31
MACE SECURITY INTERNATIONAL INC
filed 2000-05-12
CIK 912607

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 2000       COMMISSION FILE NO. 0-22810


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

           As of May 8, 2000      24,494,513 Shares of Common Stock

===============================================================================

                      Mace Security International, Inc.

                                 Form 10-QSB
                         Quarter Ended March 31, 2000



                                   Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 2000
         and December 31, 1999                                               2

   Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999 (Restated)                     4

   Condensed Consolidated Statement of Stockholders' Equity
         for the three months ended March 31, 2000                           5

   Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2000 and 1999 (Restated)               6

   Notes to Condensed Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      14

PART II - OTHER INFORMATION

Item 5 - Other Information                                                  22

Item 6 - Exhibits and Reports on Form 8-K                                   22


                        PART I - FINANCIAL INFORMATION
                         Item 1 Financial Statements

                      Mace Security International, Inc.

                    Condensed Consolidated Balance Sheets



                                                                March 31,          December 31,
                           ASSETS                                  2000                1999
                                                              --------------      --------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $  3,316,448         $ 2,320,804
  Accounts receivable, less allowance for doubtful
   accounts of $91,771 and $102,393 in 2000 and 1999,
   respectively                                                    1,699,396           1,874,547
  Inventory                                                        3,059,030           2,800,853
  Deferred income taxes                                              146,500             139,705
  Prepaid expenses and other current assets                        1,547,272           2,506,853
                                                              --------------      --------------
Total current assets                                               9,768,646           9,642,762

Property and equipment:
  Land                                                            30,429,075          30,429,075
  Buildings and leasehold improvements                            34,061,105          31,718,084
  Machinery and equipment                                          6,769,060           6,329,030
  Furniture and fixtures                                             232,911             231,936
                                                              --------------      --------------
Total property and equipment                                      71,492,151          68,708,125

Accumulated depreciation and amortization                         (4,205,589)         (3,826,784)
                                                              --------------      --------------
                                                                  67,286,562          64,881,341

Excess of cost over net assets of acquired businesses, net of accumulated amortization of $486,692 and $276,605 in 2000
 and 1999, respectively                                           21,240,032          20,723,085
Other intangible assets, net of accumulated amortization
 of $1,186,863 and $1,144,428 in 2000 and 1999, respectively       1,259,633           1,029,347
Other assets                                                       1,896,817           1,838,821
                                                              --------------      --------------
Total assets                                                    $101,451,690         $98,115,356
                                                              ==============      ==============

                            See accompanying notes.

                                                            March 31,           December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                 2000                  1999
                                                         --------------       --------------
                                                           (Unaudited)
Current liabilities:
  Current portion of notes payable to related parties      $  1,477,571          $ 1,493,806
  Current portion of long-term debt                           3,427,794            3,102,003
  Current portion of capital lease obligations                   62,028               66,371
  Accounts payable                                            2,947,938            3,372,950
  Income taxes payable                                          139,426              110,725
  Deferred revenue                                              365,544              557,154
  Accrued expenses and other current liabilities              2,195,466            2,342,299
                                                         --------------       --------------
Total current liabilities                                    10,615,767           11,045,308

Deferred income taxes                                           681,248              587,625
Long-term debt, net of current portion                       28,284,345           27,794,865
Capital lease obligations, net of current portion               313,959              327,232
Other liabilities                                               245,622            1,792,498

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - none                              -                    -
  Common stock, $.01 par value:
    Authorized shares - 200,000,000
    Issued and outstanding shares of 23,901,805 and
    22,821,675 in 2000 and 1999, respectively                   239,018              228,216
  Additional paid-in capital                                 68,444,259           63,992,607
  Accumulated deficit                                        (7,320,140)          (7,600,607)
                                                         --------------       --------------
                                                             61,363,137           56,620,216
  Less treasury stock at cost - 256,666 common shares           (52,388)             (52,388)
                                                         --------------       --------------
Total stockholders' equity                                   61,310,749           56,567,828
                                                         --------------       --------------
Total liabilities and stockholders' equity                 $101,451,690          $98,115,356
                                                         ==============       ==============

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                             --------------------------------------
                                                                    2000                   1999
                                                             ---------------        ---------------
                                                                                        (Restated)
Revenues:
  Car wash and detailing services                                $ 9,280,718             $1,354,020
  Lube and other automotive services                               1,182,953                 34,266
  Fuel and merchandise sales                                       1,267,082                 72,542
  Security product sales                                                   -                703,881
  Computer products and services                                     358,233                664,366
  Operating agreements                                                29,481                      -
                                                             ---------------        ---------------
                                                                  12,118,467              2,829,075
Cost of revenues:
  Car wash and detailing services                                  6,257,480                695,086
  Lube and other automotive services                                 884,074                 28,269
  Fuel and merchandise sales                                       1,083,723                 41,338
  Security product sales                                                   -                364,032
  Computer products and services                                     404,274                394,816
                                                             ---------------        ---------------
                                                                   8,629,551              1,523,541
Selling, general and administrative expenses                       1,862,559              1,145,836
Depreciation and amortization                                        577,084                134,920
                                                             ---------------        ---------------
Operating income                                                   1,049,273                 24,778
Interest expense, net                                               (720,934)               (37,041)
Other income (expense)                                                84,128                (45,683)
                                                             ---------------        ---------------
Income (loss) from continuing operations before
 income taxes                                                        412,467                (57,946)
Income tax expense                                                   132,000                      -
                                                             ---------------        ---------------
Income (loss) from continuing operations                             280,467                (57,946)
Loss from discontinued operations,  net of $0
 applicable income taxes                                                   -               (114,055)
                                                             ---------------        ---------------
Net income (loss)                                                $   280,467             $ (172,001)
                                                             ===============        ===============
Basic income (loss) per share
  From continuing operations                                     $      0.01             $    (0.01)
  From discontinued operations                                             -                  (0.01)
                                                             ---------------        ---------------
  Total                                                          $      0.01             $    (0.02)
                                                             ===============        ===============
Weighted average number of shares outstanding                     23,175,411              8,191,820
                                                             ===============        ===============
Diluted income (loss) per share
  From continuing operations                                     $      0.01             $    (0.01)
  From discontinued operations                                             -                  (0.01)
                                                             ---------------        ---------------
  Total                                                          $      0.01             $    (0.02)
                                                             ===============        ===============
Weighted average number of shares outstanding                     24,778,754              8,191,820
                                                             ===============        ===============

                            See accompanying notes.

                       Mace Security International, Inc.

           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                       Number of      Par Value       Additional
                                        Common        of Common        Paid-in        Accumulated      Treasury
                                        Shares          Stock          Capital          Deficit          Stock          Total
                                      -----------    -----------    -------------    -------------    ----------    -------------
Balance at December 31, 1999......    22,821,675       $228,216      $63,992,607      $(7,600,607)     $(52,388)     $56,567,828

Exercise of common stock options
 and warrants.....................        33,750            338           69,004                                          69,342

Common stock issued in purchase
 acquisitions.....................       879,874          8,799        3,740,696                                       3,749,495

Common stock issued for services..        40,000            400          199,600                                         200,000

Common stock issued to satisfy
 debt obligation..................       106,985          1,070          385,787                                         386,857

Common stock issued for debt
 guarantee........................        19,521            195           68,129                                          68,324

Other.............................                                       (11,564)                                        (11,564)

Net income........................                                                        280,467                        280,467
                                      ----------     ----------     ------------     ------------     ---------     ------------
Balance at March 31, 2000.........    23,901,805       $239,018      $68,444,259      $(7,320,140)     $(52,388)     $61,310,749
                                      ==========     ==========     ============     ============     =========     ============


                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                           ----------------------------------
                                                               2000                  1999
                                                           ------------         -------------
                                                                                  (Restated)
Operating activities
Net income (loss)                                            $  280,467            $ (172,001)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
    Depreciation and amortization                               577,084               134,920
    Provision for losses on receivables                          12,361               105,877
    Write-down of assets                                              -                99,666
    Deferred income taxes                                        98,169                     -
    Changes in operating assets and liabilities:
      Accounts receivable                                       162,790              (422,703)
      Inventory                                                (232,685)             (188,221)
      Accounts payable                                         (439,391)             (169,260)
      Deferred revenue                                         (191,610)               22,020
      Accrued expenses                                         (209,976)              404,812
      Income taxes                                               17,360                  (600)
      Prepaid expenses and other current assets               1,342,267                 2,077
      Discontinued operations                                         -               147,565
      Other                                                           -               (76,732)
                                                           ------------         -------------
Net cash provided by (used in) operating activities           1,416,836              (112,580)

Investing activities
Purchase of property and equipment                             (284,024)              (88,467)
Payments for intangibles                                       (249,928)              (13,349)
Payments received on notes receivable from shareholder                -               475,000
Deposits and other prepaid costs on future acquisitions        (101,438)                    -
                                                           ------------         -------------
Net cash (used in) provided by investing activities            (635,390)              373,184

Financing activities
Proceeds from revolving line of credit, long term
 debt and capital lease obligations                             950,000                     -
Payments on revolving line of credit, long-term
 debt and capital lease obligations                            (790,653)              (40,837)
Proceeds from issuance of common stock, net of
 offering costs                                                  57,778               483,250
Net payments on note payable to shareholder                      (2,927)               (4,895)
Dividends paid to former stockholders of pooled companies             -              (492,999)
                                                           ------------         -------------
Net cash provided by (used in) financing activities             214,198               (55,481)
                                                           ------------         -------------
Net increase in cash and cash equivalents                       995,644               205,123
Cash and cash equivalents at beginning of period              2,320,804             4,672,695
                                                           ------------         -------------
Cash and cash equivalents at end of period                   $3,316,448            $4,877,818
                                                           ============         =============

                            See accompanying notes.

                       Mace Security International, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated previous financial information for the three months ended March 31, 1999 to reflect the acquisitions of Innovative Control Systems, Inc. ("ICS") on July 9, 1999, 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. (collectively "50's Classic") on August 25, 1999, and Eager Beaver Car Wash, Inc. ("Eager Beaver") on September 9, 1999, all accounted for as poolings of interests. Although the 1998 fiscal year end of Eager Beaver was January 31, 1999, the consolidated results of operations of the Company for the three months ended March 31, 1999 include the results of operations of Eager Beaver for the same three month period. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.  Significant Accounting Policies

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

3.  Business Combinations

The Company has been a well known producer of less-than-lethal defense sprays for the consumer market and a marketer of consumer safety and security products. The Company has recently undergone a change in control (discussed elsewhere in these notes), and has implemented a strategic plan to enter the car care industry through acquisitions of existing and well-managed car care facilities nationwide.

Since April 1, 1999, the Company has acquired 60 car care facilities and five truck wash facilities through the acquisition of 15 separate businesses. The car washes include 46 full service facilities, one self service facility, and 13 exterior only facilities in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas. Additionally, the Company is managing, under operating agreements, a full service facility in Texas, and two truck wash facilities in Texas.

Of the 15 acquisitions completed through March 31, 2000, 12 were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty-five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and will be finalized within one year from the date of acquisition.

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

On May 18, 1999, the Company acquired certain assets of Genie Car Wash of Austin, Inc., Genie Car Care Center, Inc., and Genie Car Service Center, Inc. (collectively, "Genie"). Consideration under the Agreement consisted of 533,333 unregistered shares of common stock of the Company, $1,000,000 of cash, and the issuance of promissory notes in the amounts of $4,750,000 and $180,000. The assets acquired consist of substantially all of the real estate, equipment, and inventories utilized in the car wash businesses. This transaction has been accounted for using the purchase method of accounting.

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

On July 1, 1999, the Company completed, pursuant to a Merger Agreement dated March 26, 1999, its merger with American Wash Services, Inc. ("AWS"), a car wash company controlled by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President, pursuant to which AWS was merged with and into a wholly-owned subsidiary of the Company. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4.8 million in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Robert M. Kramer, the current Executive Vice President and General Counsel of the Company, received additional consideration in connection with this merger:

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

On October 29, 1999, the Company consummated the acquisition of Millennia Car Wash, LLC ("Millennia") which the Company operated under an operating agreement from April 1, 1999 to October 28, 1999. Millennia consists of 11 full service car washes in the Phoenix, Arizona market and four full service car washes in the San Antonio, Texas market as well as a total of five lube and repair centers, eight fuel sales operations, and 17 convenience stores. Consideration under the agreement, as amended, consisted of 3,500,000 unregistered shares of common stock of the Company and the assumption of approximately $15.0 million of long-term debt. The transaction has been accounted for using the purchase method of accounting.

On December 29, 1999, the Company, through a wholly owned subsidiary, acquired all of the assets of Cherry Hill Car Wash, Inc. and 1505 Associates General Partnership (collectively, "Cherry Hill Car Wash") located in Cherry Hill, New Jersey. Consideration consisted of 63,309 unregistered shares of common stock of the Company and $1,900,000 of cash. The transaction has been accounted for using the purchase method of accounting.

On March 24, 2000, the Company, through a wholly owned subsidiary, acquired all of the truck wash related assets of Red Baron Truck Washes, Inc. ("Red Baron") with a total of five operating locations in Arizona, Indiana, Ohio and Texas. Consideration consisted of 568,421 registered shares of common stock of the Company and the issuance of a secured $1 million promissory note to the seller. The transaction has been accounted for using the purchase method of accounting.

Additionally, on March 8, 2000, the Company entered into a merger agreement with Wash Depot Holdings, Inc. ("Wash Depot"). Under the Merger Agreement, Wash Depot will be merged into a subsidiary of the Company. If the merger closes, the Company will issue approximately 8.0 million shares of the Company's common stock, par value $.01, and assume approximately $153 million of long-term debt. Wash Depot, an operator of 73 car wash locations in 15 states, is a private company headquartered in Saugus, Massachusetts. Of Wash Depot's 73 car wash locations, all contain professional detailing services, 72 contain convenience stores or similar related retail product shops, 15 contain oil and lubrication centers and eight contain gasoline dispensing services. Closing under the agreement is subject to several conditions, including: Mace and Wash Depot shareholder approvals, lender consents, antitrust clearance and other typical closing conditions. Though the Company is optimistic that closing will occur, no assurance can be given that the closing conditions will be satisfied. The transaction, should it close, will be accounted for using the purchase method of accounting.

Acquisitions Accounted for Under the Pooling of Interests Method

On July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS"). Approximately 604,000 unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of ICS. Additionally, the Company assumed approximately $750,000 of ICS's debt. ICS is the premier supplier and developer of computerized management control systems for the car wash, lube center and convenience store industries. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of ICS for all periods presented.

On August 25, 1999, the Company acquired all of the outstanding shares of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. (collectively, "50's Classic"). Approximately 91,700 shares of unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of 50's Classic. Additionally, the Company assumed at closing approximately $617,000 of 50's Classic's debt. 50's Classic owns and operates a full service car wash in Lubbock, Texas. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of 50's Classic for all periods presented.

On September 9, 1999, the Company acquired all of the outstanding shares of Eager Beaver Car Wash, Inc. ("Eager Beaver") for consideration of approximately 659,200 unregistered shares of common stock of the Company. Additionally, the Company assumed approximately $3.8 million of debt. Eager Beaver owns and operates five full service car washes on the west coast of Florida that provide a complete line of car care services including washing, waxing, and lubrication services. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of Eager Beaver for all periods presented.

Combined and separate results of operations of the Company, ICS, 50's Classic, and Eager Beaver for the three months ended March 31, 2000 and 1999 are as follows:


Three Months Ended March 31, 2000                Revenues          Net Income (Loss)
                                             ----------------      -----------------
                                                          (In Thousands)
Mace Security International, Inc.                     $10,122                 $ 101
Innovative Control Systems, Inc.                          358                  (189)
50's Classic Car Wash                                     251                    46
Eager Beaver Car Wash                                   1,387                   322
                                             ----------------      -----------------
Combined                                              $12,118                 $ 280
                                             ================      =================

Three Months Ended March 31, 1999                Revenues          Net Income (Loss)
                                             ----------------      -----------------
                                                         (In Thousands)
Mace Security International, Inc.                     $   704                 $(582)
Innovative Control Systems, Inc.                          664                    34
50's Classic Car Wash                                     195                     9
Eager Beaver Car Wash                                   1,266                   367
                                             ----------------      -----------------
Combined                                              $ 2,829                 $(172)
                                             ================      =================


4.  Operating Agreements

During the three months ended March 31, 2000, the Company managed one car wash location under an operating agreement, under which the Company was entitled to all profits generated from the operation of the location. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreement is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses.

The results of operations subject to operating agreements in the three months ended March 31, 2000 were as follows:

                                                        Three Months
                                                           Ended
                                                       March 31, 2000
                                                       --------------
Revenues                                               (In Thousands)
Car wash and detailing services                                 $191
Lube and other automotive services                                 -
Fuel and merchandise sales                                        18
                                                       --------------
                                                                 209
Cost of revenues
Car wash and detailing services                                  196
Lube and other automotive services                                 -
Fuel and merchandise sales                                        11
                                                       --------------
                                                                 207
Selling, general, and administrative expenses                     13
Depreciation and amortization                                      -
                                                       --------------
Operating loss                                                  $(11)
                                                       ==============

In addition to the above results, the Company is currently being paid $20,000 per month starting in February 2000 under an agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

5.  Discontinued Operations

On July 14, 1998, the Company sold substantially all of the assets of its Law
Enforcement division within its security products segment.   Accordingly, the
operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comprehensive basis, as a separate line item on the consolidated statement of operations entitled "Loss from discontinued operations." In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of

$650,000.

A portion of the sales price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. During 1999, this amount was returned to the Company. Notwithstanding the sale of the Law Enforcement division, the Company fulfilled its obligation under a nonassignable Department of Defense contract which was completed in September of 1999. Accordingly, this contract is included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 1999.

6.  Commitments and Contingencies

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

7.  Business Segments Information

The Company currently operates in two separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, and (2) the Computer Hardware and Software Products and Services segment.

During 1999, the Company operated in the Security Products segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

Financial information regarding these segments is as follows:

========================================================================================================
                                                                                             Computer
                                                            Car            Security          Products
                                                            Care           Products        and Services
--------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Three months ended March 31, 2000
Revenues from external customers                            $11,720            $  40             $ 358
Intersegment revenues                                             -                -             $  51
Segment income (loss)                                       $   442            $  27             $(189)
Three months ended March 31, 1999
Revenues from external customers                            $ 1,461            $ 704             $ 664
Intersegment revenues                                             -                -                 -
Segment income (loss)                                       $   376            $(582)            $  34
========================================================================================================

8.  Use of Estimates

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

9.  Income Taxes

The Company recorded a tax expense of $132,000 for the three months ended March 31, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the three months ended March 31, 2000 is primarily due to the use of net operating loss carryforwards.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended
                                                                      ------------------------------------
                                                                        3/31/00                  3/31/99
                                                                      -----------               ----------
Numerator:
 Income (loss) from continuing operations.................            $   280,467               $  (57,946)
 Loss from discontinued operations........................                      -                 (114,055)
                                                                      -----------               ----------
 Net income (loss)........................................            $   280,467               $ (172,001)
                                                                      ===========               ==========

Denominator:
 Denominator for basic income (loss)
   per share - weighted average shares....................             23,175,411                8,191,820
 Dilutive effect of options and warrants..................              1,603,343                        -
                                                                      -----------               ----------
 Denominator for diluted income (loss)
   per share - weighted average shares....................             24,778,754                8,191,820
                                                                      ===========               ==========

Basic income (loss) per share:
 From continuing operations...............................            $      0.01               $    (0.01)
 From discontinued operations.............................                      -                    (0.01)
                                                                      -----------               ----------
 Total....................................................            $      0.01               $    (0.02)
                                                                      ===========               ==========

Diluted income (loss) per share:
 From continuing operations...............................            $      0.01               $    (0.01)
 From discontinued operations.............................                      -                    (0.01)
                                                                      -----------               ----------
 Total....................................................            $      0.01               $    (0.02)
                                                                      ===========               ==========

11.  Subsequent Events

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12,000,000. Each equity purchase agreement grants Fusion Capital the right to purchase from the Company shares of common stock up to $12,000,000 at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. The equity purchase agreement requires that at the beginning of each month, Fusion Capital will pay $1 million to the Company as partial prepayment for the common stock. Once the $1 million has been applied to purchase shares of our common stock, Fusion Capital will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion Capital on April 17, 2000. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that we elect to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Influencing Future Results and Accuracy of Forward Looking Statements

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The Forward Looking Statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

     We need to raise additional capital. At March 31, 2000, we had negative working capital of approximately $847,000. Our business plan will require significant additional capital to fund acquisitions and internal development and growth. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

     We have a history of losses, we have working capital deficits and we may incur continuing charges. We have reported net losses and working capital deficits in prior fiscal years and we have recently expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the purchase method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is amortized over a period not to exceed 25 years depending on the business acquired, resulting in a non-cash charge to our earnings during that period. As we continue to acquire additional businesses, our financial position and results of operations may fluctuate significantly from period to period.

     Our business plan poses risks for us. Our business objective is to develop and grow a full service, integrated car care business through acquisitions of car washes and through the internal development of our car wash facilities by adding gasoline pumps, oil change facilities and convenience stores to our locations. We have repositioned our company from a company involved primarily in the production of consumer defense products to a company that offers car wash and car care services. This strategy involves a number of risks, including:

     Risks associated with growth;
     Risks associated with acquisitions;
     Risks associated with the recruitment and development of management and operating personnel; and
     Risks associated with lack of experience in the car service industries.

If we are unable to manage one or more of these associated risks effectively, we may not realize our business plan.

     We have a limited operating history regarding our car wash and car service businesses. Since July 1999, our main business has been the acquisition and operation of car wash and car service facilities, which now account for more than 96% of our revenues. Because of our relatively limited operating history with respect to these businesses, we cannot assure you that we will be able to operate them successfully.

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

     Adverse short-term effects on our reported operating results; Diversion of management's attention;
     Dependence on hiring, training and retaining key personnel; and Risks associated with unanticipated problems or latent liabilities.

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

     Our car wash and other car service businesses face governmental regulation. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car service businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

     Transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;
     Discharge of stormwater; and
     Underground storage tanks.

If any of the previously mentioned substances were found on our property, including leased properties, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

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

     Our Preferred Stock may affect the rights of the holders of our common stock; it may also discourage another person from acquiring control of us. Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock. No shares of Preferred Stock are currently outstanding. It is not possible to state the precise effect of Preferred Stock upon the rights of the holders of our common stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series or classes of the Preferred Stock. However, such effect might include: reduction of the amount otherwise available for payment of dividends on Common Stock, to the extent dividends are payable on any issued shares of Preferred Stock, and restrictions on dividends on Common Stock if dividends on the Preferred Stock are in arrears; dilution of the voting power of the Common Stock to the extent that the Preferred Stock has voting rights; and the holders of Common Stock not being entitled to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to the Preferred Stock.

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

Results of Operations for the Three Months ended March 31, 2000 Compared to the
                      Three Months Ended March 31, 1999.

Revenues

The Company currently operates in two separate business segments: (1) the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales, and (2) the Computer Hardware and Software Products and Services segment, developing and manufacturing specialty point of sale and control software for principally the car care industries.

  Car Care Services

The Company owns or operates pursuant to operating agreements full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck wash locations in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; washing trucks; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2000 for the car care segment were comprised of approximately 79% car wash and detailing, 10% lube and other automotive services, and 11% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, the Company believes that the geographic diversity of its operating locations minimizes weather-related influence on its volume.

  Security Products

In 1999 the Company operated its security products segment in two main divisions, the Consumer Division and the Mace Anti-Crime Bureau Division. The Company's Consumer Division manufactured and marketed personal safety, and home and auto security products. These products were sold through retail stores, major discount stores, and at the Company's car care facilities. The Mace Anti-Crime Bureau Division provided expertise in developing and producing criminal deterrent systems for government and law enforcement agencies, and financial institutions.

In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

  Computer Products and Services

The Company's computer products and services segment positions the Company as a developer, manufacturer and retailer of specialty point of sale and control software for principally the car care industry. Its primary product, a software package called "Tunnel Master", provides car wash equipment control, point of sale and management information and a software product which provides management and control of lube operations. The software is usually sold as a package with computer hardware, car wash tunnel controller equipment and customer service support contracts. Another software product being marketed is called "Vision Master" which allows users to access cameras and view operations remotely using a personal computer from anywhere in the world. These products and services are sold directly and through independent distributors.

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

The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated.

At March 31, 2000, capitalized costs and acquisition deposits related directly to proposed acquisitions that were not yet consummated were approximately $1.8 million. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Other Income and Expense

Other income and expense includes gains and losses on the sale of equipment, asset write-downs, and rental income.

Taxes

The Company recorded a tax expense of $132,000 for the three months ended March 31, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the three months ended March 31, 2000 is primarily due to the use of net operating loss carryforwards.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       -----------      -------------
Revenues                                                                  100.0 %           100.0  %
Cost of revenues                                                           71.2              53.8
Selling, general and administrative expenses                               15.4              40.5
Depreciation and amortization                                               4.7               4.8
                                                                       -----------      -------------
Operating income                                                            8.7               0.9
Interest expense, net                                                      (6.0)             (1.3)
Other income (expense)                                                      0.7              (1.7)
                                                                       -----------      -------------
Income (loss) from continuing operations before income taxes                3.4              (2.1)
Income tax expense                                                          1.1                 -
                                                                       -----------      -------------
Income (loss) from continuing operations                                    2.3              (2.1)
Loss from discontinued operations                                             -              (4.0)
                                                                       -----------      -------------
Net income (loss)                                                           2.3 %            (6.1) %
                                                                       ===========      =============

Revenues

 Car Care Services

Revenues for the three months ended March 31, 2000 totaled $11.73 million, of which $9.28 million, or 79%, was generated from car wash and detailing, $1.18 million, or 10%, from lube and other automotive services, and $1.27 million, or 11%, from fuel and merchandise sales. For the three months ended March 31, 1999, revenues totaled $1.5 million with $1.4 million generated from car wash and detailing, $34,000 from lube services and $73,000 from fuel and merchandise sales. This increase in total revenues is attributable to the twelve purchase acquisitions completed from May 1999 to March 31, 2000.

During the three months ended March 31, 2000, the Company managed one car wash location under an operating agreement, under which the Company was entitled to all profits generated from the operation of that location. The income earned under the agreement is shown as revenue net of related operating expenses. Gross revenue generated by the location under an operating agreement for the three months ended March 31, 2000 was $191,000.

 Computer Products and Services

Revenues for the three months ended March 31, 2000 were $358,000 compared to $664,000 for the three months ended March 31, 1999, a decrease of $306,000, or 46%. This decrease is attributable to fewer sales of tunnel controller systems in the current period. The Company is currently developing several new products including a hand-held terminal, an OEM controller and a quick lube point of sales system. The Company anticipates that the development of these new products will enhance sales within this segment.

Cost of Revenues

 Car Care Services

Cost of revenues for the three months ended March 31, 2000 were $8.2 million, or 70% of revenues with car wash and detailing costs at 67% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the three months ended March 31, 1999 were $765,000 or 52% of revenues. The increase in cost of revenues as a percent of revenues is attributable to the twelve purchase acquisitions completed from May 1999 to March 31, 2000, certain of which provided services at profit margins lower than margins generated from prior year's mix of services.

 Computer Products and Services

Cost of revenues for the three months ended March 31, 2000 were $404,000 compared to $395,000 for the three months ended March 31, 1999. Cost of revenues for the three months ended March 31, 2000 were 113% as compared to 59% for the same period in 1999. The increase in cost of revenues as a percentage of revenues is primarily due to decreased revenues as previously noted with a relatively fixed cost structure for support, distribution and manufacturing costs.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $1.9 million compared to $1.2 million for the three months ended March 31, 1999, an increase of $0.7 million, or 62%. The primary reason for this increase is the infrastructure established during the past twelve months in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale and the cost savings associated with the discontinuance on January 1, 2000 of the operation of the security products division.

Depreciation and amortization totaled $577,000 for the three months ended March 31, 2000 as compared to $135,000 for the same period in 1999. This increase is the result of entering the Car Care Industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense.
The increase was partially offset by the elimination of depreciation and amortization expense as a result of the discontinuance on January 1, 2000 of the operation of the security products division. The division is being operated by a third party and the Company is paid $20,000 per month plus reimbursement for certain expenses.

Taxes

The Company recorded a tax expense of $132,000 for the three months ended March 31, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the three months ended March 31, 2000 is primarily due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of March 31, 2000, the Company had a working capital deficit of $847,000, including cash and cash equivalents of $3.3 million. For the three months ended March 31, 2000, net cash provided by operations was approximately $1.4 million, net cash provided by financing activities was approximately $214,000 and net cash used in investing activities was approximately $635,000 resulting in an increase in cash and cash equivalents of approximately $1.0 million. Capital expended during the period included $101,000 of deposits and prepaid costs on future acquisitions, $284,000 for the purchase of operating equipment and real estate, and $250,000 for intangibles, primarily deferred financing costs associated with new or refinanced debt.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to expend substantial funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $1.2 million for the year ending December 31, 2000. At March 31, 2000, the Company had borrowings of $33.6 million, including debt which has recently been refinanced. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility. At December 31, 1999, the Company had approximately $11.7 million of debt which required refinancing in the first quarter of 2000, including a $4.75 million promissory note related to the acquisition of Genie, approximately $4.8 million of debt with Bank One, Texas N.A. ("Bank One") assumed by the Company in connection with the Colonial acquisition, and a $2.15 million note payable to SouthTrust Bank relating to the Eager Beaver merger. In February 2000, the Company financed the remaining $4.35 million balance of the Genie promissory note through a three year term note (15 year amortization basis) with Bank One, finalized the assumption of the Colonial notes with Bank One and extended the original maturities of the notes due on various dates in 2001, and entered into an extension agreement with respect to the SouthTrust Bank note until May 2001. Current portion of notes payable to related parties includes a Convertible Promissory Note in the amount of approximately $1.3 million, convertible into the Company's common stock and callable by the holder by providing the Company with a 90 day notice. Current portion of long-term debt includes a $1.0 million promissory note related to the Red Baron acquisition due in October 2000. The Company is pursuing refinancing this promissory note on a long-term basis. The Company has currently addressed its capital needs through the completion of several private sales of the Company's common stock. The Company is also actively working with several parties to raise additional funds through additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

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

Year 2000

The Company completed its year 2000 remediation plan prior to the end of 1999. Although we believe our Year 2000 remediation plan was adequate to address the Year 2000 issue, the Company is continually acquiring new businesses and locations, which may require an on-going process to convert, assess, and if necessary, remediate newly acquired systems. This issue is part of our standard due diligence when evaluating potential acquisitions so that remedial efforts, if any, can be evaluated and scheduled.

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

PART II
OTHER INFORMATION

Item 5. Other Information

The Company's 2000 annual meeting of stockholders was originally expected to be held in December of 2000. In connection with the previously announced proposed merger of a subsidiary of the Company with Wash Depot, Inc., which is subject to a vote by the Company's stockholders, the Company has decided to hold its 2000 annual meeting in July of 2000, subject to delays which may be caused by actions outside the Company's control. As a result of this change, the deadline for inclusion, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, of a stockholder proposal in the Company's proxy statement and form of proxy for the 2000 annual meeting shall be June 9, 2000. The Company has not received to date any stockholders' proposals for inclusion in the proxy materials for the 2000 annual meeting. Similarly, a notice of stockholder proposal submitted outside the processes of Rule 14a-8 of the Exchange Act will be considered untimely if received by the Company after June 9, 2000 and the Company's proxy for the 2000 annual meeting of stockholders may confer discretionary authority on an officer of the Company to vote on any such matter without any discussion of the matter in the proxy statement for the annual meeting. Proposals must be sent to the Company at 1000 Crawford Place, Suite 400, Mt. Laurel, New Jersey 08054, Attention: Corporate Secretary.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

         *10.125 Asset Purchase Agreement dated as of January 24, 2000, by and among James Grandlich, Raymond Grandlich, and Arthur Grandlich, residents of the state of Arizona, Red Baron Truck Washes, Inc. and Mace Truck Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 24,
                  2000).+

           27     Financial Data Schedules (Electronic filed only).
          _____________________________________________________________________

                  * Incorporated by reference as indicated to the Company's Current Report on Form 8-K.

                  + Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

     (b)  Current Reports on Form 8-K or 8-K/A:

          On January 10, 2000, the Company filed a report on Form 8-K dated December 29, 1999, under Item 2 to report the acquisition of the assets of the car wash facility having the address 1505 East Marlton Pike, Cherry Hill, New Jersey (the "Cherry Hill Car Wash").
          Historical financial statements of Cherry Hill Car Wash and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on March 9, 2000.

          On January 14, 2000, the Company filed a report on Form 8-K dated January 10, 2000, under Item 4 to report a change in the Company's certifying accountants from Ernst & Young LLP (who served as independent accountants of the Company since May 1999) to Grant Thornton LLP.

          On February 11, 2000, the Company filed a report on Form 8-K/A dated January 10, 2000, under Item 4 to file a revised letter from the Company's prior independent accountants relating to the change in the Company's certifying accountants.

          On March 9, 2000, the Company filed a report on Form 8-K/A dated December 29, 1999, under Item 7 to provide audited combined financial statements for the two years ended December 31, 1998 and 1997 and the unaudited financial statements for the nine months ended September 30, 1999 and 1998, and the unaudited pro forma consolidated financial statements for the year ended December 31, 1998 and the nine months ended September 30, 1999 with respect to the acquisition of Cherry Hill Car Wash.

          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            Mace Security International, Inc.

            BY:    /s/ Louis D. Paolino, Jr.
                   ------------------------------------------------------------
                   Louis D. Paolino, Jr., Chairman, Chief Executive Officer
                   and President

            BY:    /s/ Gregory M. Krzemien
                   ------------------------------------------------------------
                   Gregory M. Krzemien, Chief Financial Officer

            BY:    /s/ Ronald R. Pirollo
                   ------------------------------------------------------------
                   Ronald R. Pirollo, Controller (Principal Accounting Officer)



DATE:   May 12, 2000

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

27             Financial Data Schedules (Electronic filed only)