Form 10QSB
period 2000-06-30
MACE SECURITY INTERNATIONAL INC
filed 2000-08-11
CIK 912607

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 2000         COMMISSION FILE NO. 0-22810


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

          As of August 9, 2000        24,594,467 Shares of Common Stock


================================================================================

                       Mace Security International, Inc.

                                  Form 10-QSB
                          Quarter Ended June 30, 2000



                                   Contents

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 2000
     and December 31, 1999                                                     2

   Condensed Consolidated Statements of Operations for the three
     months ended June 30, 2000 and 1999 (Restated)                            4

   Condensed Consolidated Statements of Operations for the six
     months ended June 30, 2000 and 1999 (Restated)                            5

   Condensed Consolidated Statement of Stockholders' Equity
     for the six months ended June 30, 2000                                    6

   Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2000 and 1999 (Restated)                        7

   Notes to Condensed Consolidated Financial Statements                        8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        14

PART II - OTHER INFORMATION

Item 5 - Other Information                                                    23

Item 6 - Exhibits and Reports on Form 8-K                                     23


                        PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                     Condensed Consolidated Balance Sheets


                                                                    June 30,     December 31,
                        ASSETS                                       2000            1999
                                                                 -------------   ------------
                                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                                        $  3,825,937    $ 2,320,804
 Accounts receivable, less allowance for doubtful
   accounts of $57,583 and $102,393 in 2000 and 1999,
    respectively                                                     1,089,992      1,874,547

 Inventory                                                           2,600,677      2,800,853
 Deferred income taxes                                                 137,231        139,705
 Prepaid expenses and other current assets                           2,040,950      2,506,853
                                                                 -------------   ------------
Total current assets                                                 9,694,787      9,642,762
Property and equipment:
 Land                                                               31,257,714     30,429,075
 Buildings and leasehold improvements                               34,491,147     31,718,084
 Machinery and equipment                                             7,073,204      6,329,030
 Furniture and fixtures                                                234,730        231,936
                                                                 -------------   ------------
Total property and equipment                                        73,056,795     68,708,125
Accumulated depreciation and amortization                           (4,549,373)    (3,826,784)
                                                                 -------------   ------------
                                                                    68,507,422     64,881,341



Excess of cost over net assets of acquired businesses, net of accumulated amortization of $427,196 and $276,605 in 2000
  and 1999, respectively                                            21,179,426     20,723,085

Other intangible assets, net of accumulated amortization
 of $893,550 and $1,144,428 in 2000 and 1999, respectively             917,808      1,029,347

Other assets                                                         1,777,168      1,838,821
                                                                 -------------   ------------
TOTAL ASSETS                                                      $102,076,611    $98,115,356
                                                                 =============   ============

                            See accompanying notes.


                                                          June 30,      December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY                2000           1999
                                                        -------------   ------------
                                                         (Unaudited)
Current liabilities:
 Current portion of notes payable to related parties     $  1,116,961    $ 1,493,806
 Current portion of long-term debt                          6,841,364      3,102,003
 Current portion of capital lease obligations                  58,599         66,371
 Accounts payable                                           2,571,879      3,372,950
 Income taxes payable                                          81,732        110,725
 Deferred revenue                                             265,119        557,154
 Accrued expenses and other current liabilities             1,996,698      2,342,299
                                                        -------------   ------------
Total current liabilities                                  12,932,352     11,045,308

Deferred income taxes                                         631,064        587,625
Long-term debt, net of current portion                     24,842,367     27,794,865
Capital lease obligations, net of current portion             298,855        327,232
Other liabilities                                           1,070,622      1,792,498

Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares - none                             -              -
 Common stock, $.01 par value:
   Authorized shares - 200,000,000
   Issued shares of 24,574,425 and
      22,821,675 in 2000 and 1999, respectively               245,744        228,216
 Additional paid-in capital                                69,034,293     63,992,607
 Accumulated deficit                                       (6,926,298)    (7,600,607)
                                                        -------------   ------------
                                                           62,353,739     56,620,216
Less treasury stock at cost -256,666 common shares            (52,388)       (52,388)
                                                        -------------   ------------
Total stockholders' equity                                 62,301,351     56,567,828
                                                        -------------   ------------
Total liabilities and stockholders' equity               $102,076,611    $98,115,356
                                                        =============   ============

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                   2000          1999
                                                                                -----------   -----------
                                                                                               (Restated)
Revenues:
 Car wash and detailing services                                                $ 9,522,239    $2,435,904
 Lube and other automotive services                                               1,241,150       507,435
 Fuel and merchandise sales                                                       1,296,774       256,995
 Security product sales                                                                   -       902,117
 Operating agreements                                                               111,275       434,639
                                                                                -----------   -----------
                                                                                 12,171,438     4,537,090
Cost of revenues:
 Car wash and detailing services                                                  6,725,326     1,512,331
 Lube and other automotive services                                                 958,622       429,348
 Fuel and merchandise sales                                                       1,131,885       209,574
 Security product sales                                                                   -       480,310
                                                                                -----------   -----------
                                                                                  8,815,833     2,631,563

Selling, general and administrative expenses                                      1,907,565     1,051,958
Depreciation and amortization                                                       605,567       174,171
Costs of terminated acquisitions                                                    580,000             -
Restructuring, asset abandonment costs and
 change in control charges                                                                -     1,519,000
                                                                                -----------   -----------

Operating income (loss)                                                             262,473      (839,602)

Interest expense, net                                                              (759,455)     (147,153)
Other income                                                                        124,199        74,223
                                                                                -----------   -----------
Loss from continuing operations before
   income taxes                                                                    (372,783)     (912,532)

Income tax benefit                                                                 (118,000)     (371,000)
                                                                                -----------   -----------
Loss from continuing operations                                                    (254,783)     (541,532)

Discontinued Operations:
 (Loss) income from discontinued operations, net of an income tax benefit of
 $41,000 in 2000 and income tax expense of  $21,000 in 1999                         (74,956)       75,539
 Gain on disposal of ICS, net of $107,000 of applicable income tax expense          723,581             -
                                                                                -----------   -----------
Net income (loss)                                                               $   393,842    $ (465,993)
                                                                                ===========   ===========

Basic income (loss) per share
 From continuing operations                                                     $     (0.01)   $    (0.06)
 From discontinued operations                                                          0.03          0.01
                                                                                -----------   -----------
 Total                                                                          $      0.02    $    (0.05)
                                                                                ===========   ===========

Weighted average number of shares outstanding                                    24,062,663     9,422,244
                                                                                ===========   ===========

Diluted income (loss) per share
From continuing operations                                                      $     (0.01)   $    (0.06)
From discontinued operations                                                           0.03          0.01
                                                                                -----------   -----------
Total                                                                           $      0.02    $    (0.05)
                                                                                ===========   ===========

Weighted average number of shares outstanding                                    24,062,663     9,422,244
                                                                                ===========   ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                              --------------------------
                                                                                  2000          1999
                                                                              ------------   -----------
                                                                                             (Restated)
Revenues:
 Car wash and detailing services                                               $18,802,957   $ 3,789,924
 Lube and other automotive services                                              2,424,103       541,701
 Fuel and merchandise sales                                                      2,563,856       329,537
 Security product sales                                                                  -     1,605,998
 Operating agreements                                                              140,756       434,639
                                                                              ------------   -----------
                                                                                23,931,672     6,701,799
Cost of revenues:
 Car wash and detailing services                                                12,982,806     2,207,417
 Lube and other automotive services                                              1,842,696       457,617
 Fuel and merchandise sales                                                      2,215,608       250,912
 Security product sales                                                                  -       844,342
                                                                              ------------   -----------
                                                                                17,041,110     3,760,288

Selling, general and administrative expenses                                     3,559,735     1,979,516
Depreciation and amortization                                                    1,168,416       301,321
Costs of terminated acquisitions                                                   580,000             -
Restructuring, asset abandonment costs and
 change in control charges                                                               -     1,519,000
                                                                              ------------   -----------

Operating income (loss)                                                          1,582,411      (858,326)

Interest expense, net                                                           (1,472,409)     (174,807)
Other income                                                                       208,327        28,501
                                                                              ------------   -----------
Income (loss) from continuing operations before
   income taxes                                                                    318,329    (1,004,632)

Income tax expense (benefit)                                                       103,000      (384,000)
                                                                              ------------   -----------
Income (loss) from continuing operations                                           215,329      (620,632)

Discontinued Operations:
 Loss from discontinued operations, net of applicable income tax
 expense of $130,000 in 2000 and $34,000 in 1999                                  (264,601)      (17,362)
 Gain on disposal of ICS, net of $107,000 of applicable income tax expense         723,581             -
                                                                              ------------   -----------
Net income (loss)                                                              $   674,309   $  (637,994)
                                                                              ============   ===========

Basic income (loss) per share
 From continuing operations                                                    $      0.01   $     (0.07)
 From discontinued operations                                                         0.02             -
                                                                              ------------   -----------
 Total                                                                         $      0.03   $     (0.07)
                                                                              ============   ===========

Weighted average number of shares outstanding                                   23,394,274     8,808,912
                                                                              ============   ===========

Diluted income (loss) per share
 From continuing operations                                                    $      0.01   $     (0.07)
 From discontinued operations                                                         0.02             -
                                                                              ------------   -----------
 Total                                                                         $      0.03   $     (0.07)
                                                                              ============   ===========

Weighted average number of shares outstanding                                   24,654,065     8,808,912
                                                                              ============   ===========

                            See accompanying notes.

                       Mace Security International, Inc.

           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                         Number of   Par Value    Additional
                                          Common     of Common      Paid-in      Accumulated    Treasury
                                          Shares       Stock        Capital        Deficit       Stock         Total
                                        ----------   ---------   ------------   ------------   ---------   ------------
Balance at December 31, 1999..........  22,821,675    $228,216    $63,992,607    $(7,600,607)   $(52,388)   $56,567,828

Sale of common stock less
 commissions and issuance
  expenses of $157,910................     876,659       8,767        760,384                                   769,151

Exercise of common stock options
 and warrants.........................      43,750         438         80,779                                    81,217

Common stock issued in purchase
 acquisitions.........................   1,060,586      10,606      4,355,559                                 4,366,165

Common stock issued for services......      40,000         400        199,600                                   200,000

Common stock issued to satisfy debt
 obligation...........................     162,234       1,622        585,235                                   586,857

Common stock issued for debt
guarantee.............................      19,521         195         68,129                                    68,324

Cancellation of shares received from
 sale of ICS..........................    (450,000)     (4,500)    (1,008,000)                               (1,012,500)

Net income............................                                               674,309                    674,309
                                        ----------   ---------   ------------   ------------   ---------   ------------
Balance at June 30, 2000..............  24,574,425    $245,744    $69,034,293    $(6,926,298)   $(52,388)   $62,301,351
                                        ==========   =========   ============   ============   =========   ============

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                     -------------------------
                                                                         2000         1999
                                                                     -----------   -----------
                                                                                   (Restated)
Operating activities
Income (loss) from continuing operations                             $   215,329   $  (620,632)
Discontinued operations, net of income tax                               458,980       (17,362)
                                                                     -----------   -----------
Net income (loss)                                                        674,309      (637,994)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
 Depreciation and amortization                                         1,168,416       301,321
 Provision for losses on receivables                                      12,361       155,877
 Write-down of assets                                                          -        99,666
 Loss on disposal of property and equipment                               15,235             -
 Deferred income taxes                                                  (103,087)     (360,282)
 Non-cash portion of restructuring and change  in control charges              -     1,267,000
 Net gain on sale of ICS, including cash surrendered                    (975,199)            -
 Non-cash expenses of discontinued operations                             24,206        21,609
 Changes in operating assets and liabilities:
    Accounts receivable                                                  617,734       (32,662)
    Inventory                                                           (254,533)     (348,676)
    Accounts payable                                                    (474,686)       52,875
    Deferred revenue                                                    (154,937)       80,875
    Accrued expenses                                                    (282,718)      735,769
    Income taxes                                                         (28,993)            -
    Prepaid expenses and other assets                                  1,192,706    (1,761,201)
    Discontinued operations                                                    -        82,299
    Other                                                                      -       (76,732)
                                                                     -----------   -----------
Net cash provided by (used in) operating activities                    1,430,814      (420,256)

Investing activities
Acquisition of businesses, net of cash acquired                          (25,000)   (1,299,908)
Purchase of property and equipment                                      (700,299)     (233,448)
Proceeds from sale of property and equipment                              15,468             -
Payments for intangibles                                                (310,651)      (40,264)
Payments received on notes receivable from shareholder                         -       845,398
Deposits and other prepaid costs on future acquisitions                  (24,938)            -
                                                                     -----------   -----------
Net cash used in investing activities                                 (1,045,420)     (728,222)

Financing activities
Proceeds from revolving line of credit, long term debt and
 capital lease obligations                                             1,950,000        98,349
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                        (1,677,702)     (154,884)
Proceeds from issuance of common stock, net of offering costs            850,368     3,987,914
Net payments on note payable to shareholder                               (2,927)       (2,815)
Dividends paid to former stockholders of pooled companies                      -      (752,326)
                                                                     -----------   -----------
Net cash provided by financing activities                              1,119,739     3,176,238
                                                                     -----------   -----------
Net increase in cash and cash equivalents                              1,505,133     2,027,760
Cash and cash equivalents at beginning of period                       2,320,804     4,672,695
                                                                     -----------   -----------
Cash and cash equivalents at end of period                           $ 3,825,937   $ 6,700,455
                                                                     ===========   ===========

                            See accompanying notes.

                       Mace Security International, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated previous financial information for the three and six months ended June 30, 1999 to reflect the acquisitions of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. (collectively "50's Classic") on August 25, 1999, and Eager Beaver Car Wash, Inc. ("Eager Beaver") on September 9, 1999, all accounted for as poolings of interests. Although the 1998 fiscal year end of Eager Beaver was January 31, 1999, the consolidated results of operations of the Company for the three and six months ended June 30, 1999 include the results of operations of Eager Beaver for those same periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999.

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

3. Business Combinations

Since April 1, 1999, the Company has acquired 63 car care facilities and five truck wash facilities through the acquisition of 18 separate businesses including: 45 full service facilities, one self service facility, and 13 exterior only facilities in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; four facilities were subsequently divested. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

Of the 16 acquisitions completed through June 30, 2000, 13 were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty- five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

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

On July 1, 1999, the Company completed, pursuant to a Merger Agreement dated March 26, 1999, its merger with American Wash Services, Inc. ("AWS"), a car wash company controlled by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President, pursuant to which AWS was merged with and into a wholly owned subsidiary of the Company. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4.8 million in cash, and 628,362 unregistered shares of Common Stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Robert M. Kramer, the current Executive Vice President and General Counsel of the Company, received additional consideration in connection with this merger:

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

On July 1, 1999, the Company acquired substantially all the assets of Stephen Bulboff and Stephen B. Properties, Inc. (collectively, "Shammy Shine" or "Stephen Bulboff") in exchange for 860,000 unregistered shares of common stock of the Company and cash consideration of $1,900,000. Shammy Shine owns and operates a total of ten exterior only car washes in Pennsylvania, New Jersey and Delaware. This transaction has been accounted for using the purchase method of accounting.

On August 24, 1999, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Shammy Man Car Wash ("Shammy Man") in exchange for 62,649 unregistered shares of common stock, cash consideration of $475,000, and the assumption of approximately $400,000 of debt. This transaction has been accounted for using the purchase method of accounting.

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

On June 5, 2000, the Company, through a wholly owned subsidiary, acquired certain assets of Sparsupco, Inc. (the "Beneva Car Wash"). Consideration consisted of 130,712 shares of common stock of the Company and $20,000 of cash. The Beneva Car Wash is located in Sarasota, Florida. The transaction has been accounted for using the purchase method of accounting.

Acquisitions Accounted for Under the Pooling of Interests Method

On August 25, 1999, the Company acquired all of the outstanding shares of 50's Classic Car Wash of Lubbock, Inc. and CRCD, Inc. (collectively, "50's Classic"). Approximately 91,700 unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of 50's Classic. Additionally, the Company assumed at closing approximately $617,000 of debt. 50's Classic owns and operates a full service car wash in Lubbock, Texas. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of 50's Classic for all periods presented.

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

Combined and separate results of continuing operations of the Company, 50's Classic, and Eager Beaver for the six months ended June 30, 2000 and 1999 are as follows:

                                          Revenues       Net Income (Loss)
                                     ------------------  -----------------
Six Months Ended June 30, 2000                  (In Thousands)
Mace Security International, Inc.               $20,940           $  (398)
50's Classic Car Wash                               456                81
Eager Beaver Car Wash                             2,536               532
                                     ------------------  -----------------
Combined                                        $23,932           $   215
                                     ==================  =================
Six Months Ended June 30, 1999
Mace Security International, Inc.               $ 4,073           $(1,192)
50's Classic Car Wash                               397                17
Eager Beaver Car Wash                             2,232               554
                                     ------------------  -----------------
Combined                                        $ 6,702           $  (621)
                                     ==================  =================


Additionally, on July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS"). Approximately 604,000 unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of ICS. Additionally, the Company assumed approximately $750,000 of ICS's debt. On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS. Accordingly, ICS's results of operations, as well as the gain on the ICS sale, have been accounted for as discontinued operations.

4.   Operating Agreements

During the three and six months ended June 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of the locations.
Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. Additionally, the Company is currently being paid $20,000 per month under an agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

The results of operations subject to operating agreements in the three and six months ended June 30, 2000 were as follows:

                                                 Three Months    Six Months
                                                     Ended          Ended
                                                 June 30, 2000  June 30, 2000
                                                 -------------  -------------
                                                        (In Thousands)

Revenues
Car wash and detailing services                           $613           $804
Fuel and merchandise sales                                  35             53
Security products operating lease payments                  60            100
                                                 -------------  -------------
                                                           708            957

Cost of revenues
Car wash and detailing services                            531            727
Fuel and merchandise sales                                  27             38
                                                 -------------  -------------
                                                           558            765

Selling, general, and administrative expenses               39             52
                                                 -------------  -------------
Operating profit                                          $111           $140
                                                 =============  =============

5. Discontinued Operations

On July 14, 1998, the Company sold substantially all of the assets of its Law
Enforcement division within its security products segment.   Accordingly, the
operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comprehensive basis, as a separate line item on the consolidated statement of operations entitled "Discontinued Operations." In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of $650,000. A portion of the sales price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. During 1999, this amount was returned to the Company. Notwithstanding the sale of the Law Enforcement division, the Company fulfilled its obligation under a nonassignable Department of Defense contract which was completed in September of 1999. Accordingly, this contract is included in discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 1999.

On May 4, 2000, the Board of Directors of the Company approved a plan to sell its computer products and services subsidiary, ICS. Accordingly, the operating results of ICS have been segregated from continuing operations and reported on a comprehensive basis as a separate line item on the consolidated statement of operations entitled "Discontinued Operations". On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS.

                                                               Law Enforcement
                                                 ICS               Division
                                            -------------     -----------------
Three months ended June 30, 2000
Revenues                                       $  160,520                     -
Loss from discontinued operations              $  (74,956)                    -
Gain on disposal                               $  723,581 (1)                 -
Six months ended June 30, 2000
Revenues                                       $  518,753                     -
Loss from discontinued operations              $ (264,601)                    -
Gain on disposal                               $  723,581 (1)                 -
Three months ended June 30, 1999
Revenues                                       $  948,838              $318,461
Income from discontinued operations            $   33,238              $ 42,301
Six months ended June 30, 1999
Revenues                                       $1,613,204              $620,042
Income (loss) from discontinued operations     $   54,392              $(71,754)

    (1) Includes a net loss of $77,308 from operations of ICS from the measurement date to the disposal date.

6. Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ending June 30, 2000, management decided to terminate certain pending acquisitions or believes certain pending acquisitions will not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. Costs of previously capitalized expenditures principally relate to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. Management currently believes that Wash Depot will not be able to satisfy certain conditions precedent to closing by September 30, 2000, after which date the Company is entitled to terminate the Wash Depot Merger Agreement. Of the $580,000 costs of terminated acquisitions, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

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

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals and waste. The Company believes that it complies with all applicable laws relating to its business.

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

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

8. Business Segments Information

The Company currently operates in only one business segment: the Car Care segment, supplying complete car care services

(including wash, detailing, lube, and minor repairs), fuel and merchandise sales. During 1999, the Company operated in the Security Products segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement provides for a six month renewal option. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement. Additionally, during 1999 and through June 2, 2000, the Company operated in the computer hardware and software products and services segment through its subsidiary, ICS. ICS was sold on June 2, 2000 and accordingly has been classified as discontinued operations.

Financial information regarding the Car Care and Security Products segments is as follows:



                                       Car     Security
                                      Care     Products
                                    --------   --------
                                       (In Thousands)
Three months ended June 30, 2000
Revenues from external customers     $12,111    $    60
Intersegment revenues                      -          -
Segment (loss) income                $  (295)   $    40
Six months ended June 30, 2000
Revenues from external customers     $23,831    $   100
Intersegment revenues                      -          -
Segment income                       $   147    $    68
Segment assets                       $98,043    $ 4,034
Three months ended June 30, 1999
Revenues from external customers     $ 3,635    $   902
Intersegment revenues                      -          -
Segment income (loss)                $   571    $(1,112)
Six months ended June 30, 1999
Revenues from external customers     $ 5,096    $ 1,606
Intersegment revenues                      -          -
Segment income (loss)                $ 1,073    $(1,694)


9. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable, inventory valuation allowances, and the Company's estimate of restructuring, change in control charges, and acquisition costs.

10. Income Taxes

The Company recorded a tax expense from continuing operations of $103,000 for the six months ended June 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the six months ended June 30, 2000 is primarily due to the use of net operating loss carryforwards.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended             Six Months Ended
                                            -------------------------- -------------------------------
                                               6/30/00       6/30/99      6/30/00         6/30/99
                                            -------------  ----------- -------------  ----------------
Numerator:
 (Loss) income from continuing operations     $  (254,783)  $ (541,532)  $   215,329        $ (620,632)
 Income (loss) from discontinued operations       648,625       75,539       458,980           (17,362)
                                            -------------  ----------- -------------  ----------------
 Net income (loss)                            $   393,842   $ (465,993)  $   674,309        $ (637,994)
                                            =============  =========== =============  ================

Denominator:
 Denominator for basic income (loss)
   per share - weighted average shares         24,062,663    9,422,244    23,394,274         8,808,912

 Dilutive effect of options and warrants                -            -     1,259,791                 -
                                            -------------  ----------- -------------  ----------------
 Denominator for diluted income (loss)
   per share - weighted average shares         24,062,663    9,422,244    24,654,065         8,808,912
                                            =============  =========== =============  ================

Basic income (loss) per share:
 From continuing operations                   $     (0.01)  $    (0.06)  $      0.01        $    (0.07)
 From discontinued operations                        0.03         0.01          0.02                 -
                                            -------------  ----------- -------------  ----------------
 Total                                        $      0.02   $    (0.05)  $      0.03        $    (0.07)
                                            =============  =========== =============  ================

Diluted income (loss) per share:
 From continuing operations                   $     (0.01)  $    (0.06)  $      0.01        $    (0.07)
 From discontinued operations                        0.03         0.01          0.02                 -
                                            -------------  ----------- -------------  ----------------
 Total                                        $      0.02   $    (0.05)  $      0.03        $    (0.07)
                                            =============  =========== =============  ================

For periods resulting in a loss from continuing operations, the Company's options and warrants outstanding have not been included in the calculation of diluted earnings per share in that it would be anti-dilutive.

12. Subsequent Events

Subsequent to June 30, 2000, the Company acquired all of the assets of two car wash locations. Total consideration under the agreements was approximately $4,790,000 consisting of approximately 302,000 shares of common stock of the Company, $990,000 of cash and $2,350,000 of debt assumed. The transactions will be accounted for using the purchase method of accounting.

Additionally, on March 8, 2000, the Company entered into a merger agreement with Wash Depot Holdings, Inc. Under the proposed merger agreement, Wash Depot was to be merged into a subsidiary of the Company through the issuance of approximately
8.0 million shares of the Company's common stock, par value $.01, and the assumption of approximately $153 million of debt. Closing under the agreement was subject to several conditions including: Mace and Wash Depot shareholder approvals, lender consents, antitrust clearance and other typical closing conditions. Management currently believes that Wash Depot will not be able to satisfy certain conditions precedent to closing by September 30, 2000, after which date the Company is entitled to terminate the Wash Depot Merger Agreement.

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

     We need to raise additional capital. At June 30, 2000, we had negative working capital of approximately $3.2 million. Our business plan will require significant additional capital to fund acquisitions and internal development and growth. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

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

     We have a limited operating history regarding our car wash and car service businesses. Since July 1999, our main business has been the acquisition and operation of car wash and car service facilities, which now account for nearly 100% of our revenues. Because of our relatively limited operating history with respect to these businesses, we cannot assure you that we will be able to operate them successfully.

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

           Results of Operations for the Six Months ended June 30,
             2000 Compared to the Six Months Ended June 30, 1999.

Revenues

The Company currently operates in one business segment:   the Car Care segment,
supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel and merchandise sales.

  Car Care Services

The Company owns or operates pursuant to operating agreements full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck wash locations in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; washing trucks; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2000 for the car care segment were comprised of approximately 79% car wash and detailing, 10% lube and other automotive services, and 11% fuel and merchandise.

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

In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement provides for a six month renewal option. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

  Computer Products and Services

On June 2, 2000, the Company sold its computer products subsidiary, ICS, and accordingly, all results of operations have been classified as "discontinued operations".

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

The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ended June 30, 2000, the Company terminated or made a decision to terminate various pending acquisitions resulting in a write-off of $580,000 of deferred acquisition costs.

At June 30, 2000, capitalized costs and acquisition deposits related directly to proposed acquisitions that were not yet consummated were approximately $1.6 million. The majority of these costs related to two car wash acquisitions consummated subsequent to June 30, 2000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Taxes

The Company recorded a tax expense from continuing operations of $103,000 for the six months ended June 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the six months ended June 30, 2000 is primarily due to the use of net operating loss carryforwards.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:


                                                                        Six Months Ended
                                                                            June 30,
                                                                        -----------------
                                                                          2000     1999
                                                                        --------  -------
Revenues                                                                 100.0 %  100.0 %
Cost of revenues                                                          71.2     56.1
Selling, general and administrative expenses                              14.9     29.5
Depreciation and amortization                                              4.9      4.5
Costs of terminated acquisitions                                           2.4        -
Restructuring, asset abandonment costs and change in control charges         -     22.7
                                                                        --------  -------
Operating income (loss)                                                    6.6    (12.8)
Interest expense, net                                                     (6.2)    (2.6)
Other income                                                               0.9      0.4
                                                                        --------  -------
Operating income (loss)                                                    1.3    (15.0)
Income tax expense (benefit)                                               0.4     (5.7)
                                                                        --------  -------
Income (loss) from continuing operations                                   0.9     (9.3)
Loss from discontinued operations                                         (1.1)    (0.2)
Gain on disposal of ICS                                                    3.0        -
                                                                        --------  -------
Net income (loss)                                                          2.8 %   (9.5)%
                                                                        ========  =======

Revenues

Revenues for the six months ended June 30, 2000 totaled $23.9 million, of which $18.8 million, or 79%, was generated from car wash and detailing, $2.4 million or 10%, from lube and other automotive services, $2.6 million or 10%, from fuel and merchandise sales, and $141,000 or 1% was earned under operating agreements. For the six months ended June 30, 1999, revenues totaled $5.1 million with $3.8 million generated from car wash and detailing, $542,000 from lube services, $330,000 from fuel and merchandise sales, and $435,000 from operating agreements. This increase in total revenues is attributable to the 13 purchase acquisitions completed from May 1999 to June 30, 2000.

During the six months ended June 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under an operating agreement for the six months ended June 30, 2000 was $857,000.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2000 were $17.0 million or 71% of revenues with car wash and detailing costs at 69% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the six months ended June 30, 1999 were $2.9 million or 57.2% of revenues. The increase in cost of revenues as a percent of revenues is attributable to the 13 purchase acquisitions completed from May 1999 to June 30, 2000, certain of which provided services at profit margins lower than margins generated from prior year's mix of services.

Selling, general and administrative expenses for the six months ended June 30, 2000 were $3.6 million compared to $2.0 million for the six months ended June 30, 1999, an increase of $1.6 million or 80%. The primary reason for this increase is the infrastructure established during the past fifteen months in order to effectively enter the Car Care Industry and execute the Company's growth strategy. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale and the cost savings associated with the discontinuance on January 1, 2000 of the operation of the security products division.

Additionally, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Depreciation and amortization totaled $1.2 million for the six months ended June 30, 2000 as compared to $301,000 for the same period in 1999. This increase is the result of entering the Car Care Industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense. The increase was partially offset by the elimination of depreciation and amortization expense as a result of the discontinuance on January 1, 2000 of the operation of the security products division. The division is being operated by a third party and the Company is paid $20,000 per month plus reimbursement for certain expenses.

Taxes

The Company recorded a tax expense from continuing operations of $103,000 for the six months ended June 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the six months ended June 30, 2000 is primarily due to the use of net operating loss carryforwards.

           Results of Operations for the Three Months Ended June 30,
             2000 Compared to the Three Months Ended June 30, 1999

Revenues

Revenues for the three months ended June 30, 2000 totaled $12.2 million, of which $9.5 million or 78% was generated from car washing and detailing, $1.2 million or 10% from lube and other automotive services, $1.3 million or 11% from fuel and merchandise sales, and $111,000 or 1% from income earned under operating agreements.

During the quarter, the Company managed several car wash locations under operating agreements, under which the Company is entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenues including gross revenue generated by locations under operating agreements was $12.8 million consisting of $10.1 million or 79% from car wash and detailing, $1.2 million or 10% from lube and other automotive services, $1.4 million or 11% from fuel and merchandise sales. Additionally, $60,000 was earned under an operating agreement regarding the Company's security products division.

For the three months ended June 30, 1999, revenues were $3.6 million with $2.4 million from car washing and detailing, $507,000 from lube services, $257,000 from fuel and merchandise sales, and $435,000 from operating agreements.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2000 were $8.8 million or 72% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method.

With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues was 73% of revenues for this segment, with car wash and detailing costs at 72% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues.

Cost of revenues for the three months ended June 30, 1999 were $2.2 million or 59.2% of revenues.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $1.9 million compared to $1.1 million for the three months ended June 30, 1999, an increase of $.8 million, or 80%. The primary reason for the increase is the infrastructure established during the fifteen months ended June 30, 2000 in order to effectively enter the Car Care Industry and execute the
Company's growth strategy.   This increase is partially offset by cost controls
placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Additionally, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Depreciation and amortization totaled $605,000 for the three months ended June 30, 2000 as compared to $174,000 for the same period in 1999. This increase is the net result of increased depreciation expense from entering the Car Care industry, which required a substantial investment in property and equipment, and the recording of goodwill associated with acquisitions, which increased amortization expense.

Taxes

The Company recorded a tax benefit from continuing operations of $118,000 for the three months ended June 30, 2000. Tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the three months ended June 30, 2000 is primarily due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of June 30, 2000, the Company had a working capital deficit of approximately $3.2 million, including cash and cash equivalents of $3.8 million. For the six months ended June 30, 2000, net cash provided by operations was approximately $1.4 million, net cash provided by financing activities was approximately $1.1 million and net cash used in investing activities was approximately $1.0 million resulting in an increase in cash and cash equivalents of approximately $1.5 million. Capital expended during the period included $700,000 for the purchase of operating equipment and real estate, and $310,000 for intangibles, primarily deferred financing costs associated with new or refinanced debt.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to expend substantial funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $500,000 for the remainder of the year ending December 31, 2000. At June 30, 2000, the Company had borrowings of $33.2 million, including debt which has recently been refinanced. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility. At December 31, 1999, the Company had approximately $11.7 million of debt which required refinancing in the first quarter of 2000, including a $4.75 million promissory note related to the acquisition of Genie, approximately $4.8 million of debt with Bank One, Texas N.A. ("Bank One") assumed by the Company in connection with the Colonial acquisition, and a $2.15 million note payable to SouthTrust Bank relating to the Eager Beaver merger. In February 2000, the Company financed the remaining $4.35 million balance of the Genie promissory note through a three year term note (15 year amortization basis) with

Bank One, finalized the assumption of the Colonial notes with Bank One and extended the original maturities of the notes due on various dates in 2001, and entered into an extension agreement with respect to the SouthTrust Bank note until May 2001. Current portion of notes payable to related parties includes a Convertible Promissory Note in the amount of approximately $1.1 million, convertible into the Company's common stock and callable by the holder by providing the Company with a 90 day notice. Current portion of long-term debt includes a $1.0 million promissory note related to the Red Baron acquisition due in October 2000. The Company is pursuing refinancing this promissory note on a long-term basis. The Company has currently addressed its capital needs through the completion of several private sales of the Company's common stock. The Company is also actively working with several parties to raise additional funds through additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12,000,000. Each equity purchase agreement grants Fusion Capital the right to purchase from the Company shares of common stock up to $12,000,000 at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. The equity purchase agreement requires that at the beginning of each month, Fusion Capital will pay $1 million to the Company as partial prepayment for the common stock. Once the $1 million has been applied to purchase shares of our common stock, Fusion Capital will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion Capital on April 17, 2000. Purchased shares through June 30, 2000 totaled approximately $490,000. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that we elect to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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

PART II
OTHER INFORMATION

Item 5.   Other Information

The Company's 2000 annual meeting of stockholders is expected to be held in December of 2000. The deadline for inclusion, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, of a stockholder proposal in the Company's proxy statement and form of proxy for the 2000 annual meeting shall be October 1, 2000. The Company has not received to date any stockholders' proposals for inclusion in the proxy materials for the 2000 annual meeting. Similarly, a notice of stockholder proposal submitted outside the processes of Rule 14a-8 of the Exchange Act will be considered untimely if received by the Company after October 1, 2000 and the Company's proxy for the 2000 annual meeting of stockholders may confer discretionary authority on an officer of the Company to vote on any such matter without any discussion of the matter in the proxy statement for the annual meeting. Proposals must be sent to the Company at 1000 Crawford Place, Suite 400, Mt. Laurel, New Jersey, 08054, Attention: Corporate
Secretary.                                                ---------


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

         *10.126 Merger Agreement and Plan of Reorganization dated March 8, 2000, by and among Wash Depot Holdings, Inc., Mace Security International, Inc., and Mace Holdings, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 27,
                  2000).+

         *10.127 Acknowledgment of Schedules and Clarification of Certain Provisions of Merger Agreement dated April 27, 2000 (Exhibit
                  2.2 to the Company's Current Form on 8-K dated April 27,
                  2000).

         *10.128 Form of Equity Purchase Agreement to be issued by Mace to Fusion Capital (included as Exhibit A to Master Facility Agreement in Exhibit 10.1 of S-3) (Exhibit 4.1 to the Company's Current Form on S-3 dated April 11, 2000).

         *10.129 Master Facility Agreement, dated as of April 5, 2000, between Mace and Fusion Capital (Exhibit 10.1 to the Company's Current Form on S-3 dated April 11, 2000).

            27    Financial Data Schedules (Electronic filed only).
          ______________________________________________________________________

                  * Incorporated by reference as indicated to the Company's Current Report on Form 8-K or the Company's Registration Statement on Form S-3.

                  + Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

     (b)  Current Reports on Form 8-K or 8-K/A:

          On April 7, 2000, the Company filed a report on Form 8-K dated March 24, 2000, under Item 2 to report the acquisition of the assets of five truck wash facilities (the "Red Baron Truck Washes") by Mace Truck Wash, Inc., a subsidiary of the Company. In accordance with the applicable regulations under the Securities and Exchange Act of 1934, the Company has concluded that Securities and Exchange Act rules do not require the filing of financial statements with respect to the acquired company.

          On May 4, 2000, the Company filed a report on Form 8-K dated April 27, 2000, under Item 2 to report that the Company executed a merger agreement under which Wash Depot agreed to a proposed merger into a subsidiary of the Company.

          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Mace Security International, Inc.

     BY:  /s/ Louis D. Paolino, Jr.
          ----------------------------------------------------------------------
          Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

     BY:  /s/ Gregory M. Krzemien
          ----------------------------------------------------------------------
          Gregory M. Krzemien, Chief Financial Officer

     BY:  /s/ Ronald R. Pirollo
          ----------------------------------------------------------------------
          Ronald R. Pirollo, Controller and Principal Accounting Officer



DATE:   August 11, 2000

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------


27             Financial Data Schedules (Electronic filed only)