Form 10QSB
period 2000-09-30
MACE SECURITY INTERNATIONAL INC
filed 2000-11-13
CIK 912607

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 2000  COMMISSION FILE NO. 0-22810


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


Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity:

          As of November 9, 2000      25,535,839 Shares of Common Stock


================================================================================

                       Mace Security International, Inc.

                                  Form 10-QSB
                       Quarter Ended September 30, 2000



                                   Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2000 (Unaudited)
  and December 31, 1999                                                        2

Condensed Consolidated Statements of Operations for the three
  months ended September 30, 2000 and 1999 (Restated) (Unaudited)              4

Condensed Consolidated Statements of Operations for the nine
  months ended September 30, 2000 and 1999 (Restated) (Unaudited)              5

Condensed Consolidated Statement of Stockholders' Equity
  for the nine months ended September 30, 2000 (Unaudited)                     6

Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2000 and 1999 (Restated) (Unaudited)                     7

Notes to Condensed Consolidated Financial Statements (Unaudited)               8

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   14

PART II - OTHER INFORMATION

Item 5 - Other Information                                                    23

Item 6 - Exhibits and Reports on Form 8-K                                     23

                         PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                     Condensed Consolidated Balance Sheets

                                                                 September 30,        December 31,
                     ASSETS                                          2000                 1999
                                                                 -------------        ------------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  4,023,507         $ 2,320,804
  Accounts receivable, less allowance for doubtful
    accounts of $56,342 and $102,393 in 2000 and 1999,
    respectively                                                    1,230,821           1,874,547

  Inventory                                                         2,399,069           2,800,853
  Deferred income taxes                                               124,921             139,705
  Prepaid expenses and other current assets                         2,269,980           2,506,853
                                                                 ------------         -----------
Total current assets                                               10,048,298           9,642,762
Property and equipment:
  Land                                                             32,682,714          30,429,075
  Buildings and leasehold improvements                             36,687,023          31,718,084
  Machinery and equipment                                           7,937,409           6,329,030
  Furniture and fixtures                                              236,976             231,936
                                                                 ------------         -----------
Total property and equipment                                       77,544,122          68,708,125
Accumulated depreciation and amortization                          (4,969,706)         (3,826,784)
                                                                 ------------         -----------
                                                                   72,574,416          64,881,341

Excess of cost over net assets of acquired businesses, net
  of accumulated amortization of $926,324 and $276,605 in
  2000 and 1999, respectively                                      21,289,548          20,723,085

Other intangible assets, net of accumulated amortization
  of $1,185,840 and $1,144,428 in 2000 and 1999, respectively         929,883           1,029,347

Other assets                                                          205,228           1,838,821
                                                                 ------------         -----------
Total assets                                                     $105,047,373         $98,115,356
                                                                 ============         ===========

                            See accompanying notes.

                                                                 September 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 2000                 1999
                                                                 -------------        ------------
                                                                  (Unaudited)
Current liabilities:
  Notes payable to related parties                               $  1,097,025         $ 1,493,806
  Current portion of long-term debt                                 7,201,972           3,102,003
  Current portion of capital lease obligations                         57,607              66,371
  Accounts payable                                                  2,321,356           3,372,950
  Income taxes payable                                                 80,513             110,725
  Deferred revenue                                                    222,314             557,154
  Accrued expenses and other current liabilities                    3,045,442           2,342,299
                                                                 ------------         -----------
Total current liabilities                                          14,026,229          11,045,308

Deferred income taxes                                                 575,553             587,625
Long-term debt, net of current portion                             26,020,318          27,794,865
Capital lease obligations, net of current portion                     284,211             327,232
Other liabilities                                                     965,625           1,792,498

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - none                                    -                   -
  Common stock, $.01 par value:
    Authorized shares - 200,000,000
    Issued shares of 25,437,039 and
      22,821,675 in 2000 and 1999, respectively                       254,370             228,216
  Additional paid-in capital                                       69,930,942          63,992,607
  Accumulated deficit                                              (7,009,875)         (7,600,607)
                                                                 ------------         -----------
                                                                   63,175,437          56,620,216
  Less treasury stock at cost - 256,666 common shares
    in 1999                                                                 -             (52,388)
                                                                 ------------         -----------
Total stockholders' equity                                         63,175,437          56,567,828
                                                                 ------------         -----------
Total liabilities and stockholders' equity                       $105,047,373         $98,115,356
                                                                 ============         ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                -------------------------------------
                                                                       2000                1999
                                                                -----------------    ----------------
                                                                                        (Restated)
Revenues:
  Car wash and detailing services                                   $ 9,874,420        $ 5,133,542
  Lube and other automotive services                                  1,295,002          1,024,880
  Fuel and merchandise sales                                          1,454,493            642,329
  Security product sales                                                      -            692,413
  Operating agreements                                                   60,000             46,199
                                                                    -----------        -----------
                                                                     12,683,915          7,539,363
Cost of revenues:
  Car wash and detailing services                                     7,385,333          3,415,808
  Lube and other automotive services                                    989,481            693,983
  Fuel and merchandise sales                                          1,285,180            529,722
  Security product sales                                                      -            345,228
                                                                    -----------        -----------
                                                                      9,659,994          4,984,741

Selling, general and administrative expenses                          1,835,475          1,529,165
Depreciation and amortization                                           639,754            308,603
Costs of terminated acquisitions                                              -                  -
Merger costs                                                                  -          1,875,000
                                                                    -----------        -----------
Operating income (loss)                                                 548,692         (1,158,146)
Interest expense, net                                                  (788,023)          (335,170)
Other income                                                            115,754            132,578
                                                                    -----------        -----------
Loss from continuing operations before
  income taxes                                                         (123,577)        (1,360,738)
Income tax benefit                                                      (40,000)          (361,875)
                                                                    -----------        -----------
Loss from continuing operations                                         (83,577)          (998,863)
Discontinued Operations:
  Income from discontinued operations, net of income tax
    expense of $27,000                                                        -            169,818
                                                                    -----------        -----------
Net loss                                                            $   (83,577)       $  (829,045)
                                                                    ===========        ===========
Basic (loss) income per share
  From continuing operations                                        $         -        $     (0.06)
  From discontinued operations                                                -               0.01
                                                                    -----------        -----------
  Total                                                             $         -        $     (0.05)
                                                                    ===========        ===========
Weighted average number of shares outstanding                        24,997,957         17,245,702
                                                                    ===========        ===========
Diluted (loss) income per share
  From continuing operations                                        $         -        $     (0.06)
  From discontinued operations                                                -               0.01
                                                                    -----------        -----------
  Total                                                             $         -        $     (0.05)
                                                                    ===========        ===========
Weighted average number of shares outstanding                        24,997,957         17,245,702
                                                                    ===========        ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                -------------------------------------
                                                                       2000                1999
                                                                -----------------    ----------------
                                                                                        (Restated)
Revenues:
  Car wash and detailing services                                   $28,677,377        $ 8,923,466
  Lube and other automotive services                                  3,719,105          1,566,581
  Fuel and merchandise sales                                          4,018,349            971,866
  Security product sales                                                      -          2,298,411
  Operating agreements                                                  200,756            480,838
                                                                    -----------        -----------
                                                                     36,615,587         14,241,162
Cost of revenues:
  Car wash and detailing services                                    20,368,139          5,623,225
  Lube and other automotive services                                  2,832,177          1,151,600
  Fuel and merchandise sales                                          3,500,788            780,634
  Security product sales                                                      -          1,189,570
                                                                    -----------        -----------
                                                                     26,701,104          8,745,029
Selling, general and administrative expenses                          5,395,210          3,508,681
Depreciation and amortization                                         1,808,170            609,924
Costs of terminated acquisitions                                        580,000                  -
Merger costs                                                                  -          1,875,000
Restructuring, asset abandonment costs and change in
  control charges                                                             -          1,519,000
                                                                    -----------        -----------
Operating income (loss)                                               2,131,103         (2,016,472)
Interest expense, net                                                (2,260,432)          (509,977)
Other income                                                            324,081            161,079
                                                                    -----------        -----------
Income (loss) from continuing operations before
  income taxes                                                          194,752         (2,365,370)
Income tax expense (benefit)                                             63,000           (745,875)
                                                                    -----------        -----------
Income (loss) from continuing operations                                131,752         (1,619,495)

Discontinued Operations:
  (Loss) gain from discontinued operations, net of applicable
    income tax expense of $130,000 in 2000 and $61,000 in 1999         (264,601)           152,456

  Gain on disposal of ICS, net of $107,000 of applicable income
    tax expense                                                         723,581                  -
                                                                    -----------        -----------
Net income (loss)                                                   $   590,732        $(1,467,039)
                                                                    ===========        ===========
Basic income (loss) per share
  From continuing operations                                        $      0.01        $     (0.14)
  From discontinued operations                                             0.02               0.01
                                                                    -----------        -----------
  Total                                                             $      0.03        $     (0.13)
                                                                    ===========        ===========
Weighted average number of shares outstanding                        23,922,676         11,652,009
                                                                    ===========        ===========
Diluted income (loss) per share
  From continuing operations                                        $         -        $     (0.14)
  From discontinued operations                                             0.02               0.01
                                                                    -----------        -----------
  Total                                                             $      0.02        $     (0.13)
                                                                    ===========        ===========
Weighted average number of shares outstanding                        24,764,687         11,652,009
                                                                    ===========        ===========

                            See accompanying notes.

                       Mace Security International, Inc.

           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)



                                         Number of     Par Value    Additional
                                           Common      of Common     Paid-in      Accumulated    Treasury
                                           Shares        Stock       Capital        Deficit       Stock         Total
                                        -----------    ---------    ----------    -----------    --------    -----------
Balance at December 31, 1999...........  22,821,675    $228,216    $63,992,607    $(7,600,607)   $(52,388)   $56,567,828

Sale of common stock less commissions
  and issuance expenses of $162,061....   1,527,359      15,274      1,402,650                                 1,417,924

Exercise of common stock options
  and warrants.........................      43,750         438         80,779                                    81,217

Common stock issued in purchase
  acquisitions.........................   1,277,300      12,773      4,667,775                                 4,680,548

Common stock issued for services.......      40,000         400        199,600                                   200,000

Common stock issued to satisfy debt
  obligation...........................     162,234       1,622        585,235                                   586,857

Common stock issued for debt
  guarantee............................      19,521         195         68,129                                    68,324

Cancellation of shares received
  from sale of ICS.....................    (450,000)     (4,500)    (1,008,000)                               (1,012,500)

Shares purchased and retired...........      (4,800)        (48)        (5,445)                                   (5,493)

Treasury shares retired................                                (52,388)                    52,388              -

Net income.............................                                               590,732                    590,732
                                        -----------    --------    -----------    -----------    --------    -----------
Balance at September 30, 2000..........  25,437,039    $254,370    $69,930,942    $(7,009,875)   $      -    $63,175,437
                                        ===========    ========    ===========    ===========    ========    ===========


                            See accompanying notes.

                       Mace Security International, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               -------------------------------------
                                                                                      2000                1999
                                                                               -----------------    ----------------
                                                                                                       (Restated)
Operating activities
Income (loss) from continuing operations                                        $   131,752          $ (1,619,495)
Discontinued operations, net of income tax                                          458,980               152,456
                                                                                -----------          ------------
Net income (loss)                                                                   590,732            (1,467,039)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                 1,808,170               609,924
    Provision for losses on receivables                                              12,361               126,797
    Loss on disposal of property and equipment                                       16,235                     -
    Deferred income taxes                                                          (146,288)             (534,875)
    Non-cash portion of restructuring and change in control charges                       -             1,267,000
    Net gain on sale of ICS, including cash surrendered                            (975,199)                    -
    Non-cash expenses of discontinued operations                                     24,206                35,475
    Changes in operating assets and liabilities:
      Accounts receivable                                                           476,905              (414,410)
      Inventory                                                                     (52,925)             (365,374)
      Accounts payable                                                             (778,962)             (542,330)
      Deferred revenue                                                             (197,742)              (12,003)
      Accrued expenses                                                              496,026               183,704
      Income taxes                                                                  (30,212)             (168,383)
      Prepaid expenses and other assets                                             904,251              (526,044)
      Discontinued operations                                                             -               293,835
      Other                                                                               -               (76,732)
                                                                                -----------          ------------
Net cash provided by (used in) operating activities                               2,147,558            (1,590,455)

Investing activities
Acquisition of businesses, net of cash acquired                                     (25,000)           (8,364,008)
Purchase of property and equipment                                               (1,073,487)             (748,329)
Proceeds from sale of property and equipment                                         15,468                     -
Payments for intangibles                                                           (429,900)             (125,718)
Payments received on notes receivable from shareholder                                    -               891,916
Deposits and other prepaid costs on future acquisitions                             149,165            (1,721,374)
                                                                                -----------          ------------
Net cash used in investing activities                                            (1,363,754)          (10,067,513)

Financing activities
Proceeds from revolving line of credit, long term debt and capital
  lease obligations                                                                 950,000                76,836
Payments on revolving line of credit, long-term debt and capital
  lease obligations                                                              (1,521,822)           (2,526,799)
Proceeds from issuance of common stock, net of offering costs                     1,499,141            14,380,300
Payments to purchase stock                                                           (5,493)                    -
Net (payments) borrowings on note payable to shareholder                             (2,927)              244,860
Dividends paid to former stockholders of pooled companies                                 -            (1,278,232)
                                                                                -----------          ------------
Net cash provided by financing activities                                           918,899            10,896,965
                                                                                -----------          ------------
Net increase (decrease) in cash and cash equivalents                              1,702,703              (761,003)
Cash and cash equivalents at beginning of period                                  2,320,804             4,672,695
                                                                                -----------          ------------
Cash and cash equivalents at end of period                                      $ 4,023,507          $  3,911,692
                                                                                ===========          ============

                            See accompanying notes.

                       Mace Security International, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999.

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

3.  Business Combinations

Since April 1, 1999, the Company has acquired 62 car care facilities and five truck wash facilities through the acquisition of 18 separate businesses including: 44 full service facilities, one self service facility, and 13 exterior only facilities in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; four facilities were subsequently divested. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

Of the 18 acquisitions completed through September 30, 2000, 15 were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty-five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

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

On October 29, 1999, the Company consummated the acquisition of substantially all of the car wash related assets of Millennia Car Wash, LLC ("Millennia") which the Company operated under an operating agreement from April 1, 1999 to October 28, 1999. Millennia consists of 11 full service car washes in the Phoenix, Arizona market and four full service car washes in the San Antonio, Texas market as well as a total of five lube and repair centers, eight fuel sales operations, and 17 convenience stores. Consideration under the agreement, as amended, consisted of 3,500,000 unregistered shares of common stock of the Company and the assumption of approximately $15.0 million of long-term debt.
The transaction has been accounted for using the purchase method of accounting.

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

On July 10, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all the assets of

Superstar Kyrene, a full service car wash in the Phoenix, Arizona area, in exchange for 56,521 unregistered shares of common stock of the Company, cash consideration of approximately $824,000 and the assumption of approximately $926,000 of debt. The transaction has been accounted for using the purchase method of accounting.

On July 26, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Blue Planet Car Wash ("Blue Planet"), a full service car wash in the Dallas, Texas area, in exchange for 250,008 unregistered shares of common stock, and the assumption of approximately $1,554,000 of debt. This transaction has been accounted for using the purchase method of accounting.

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

Combined and separate results of continuing operations of the Company, 50's Classic, and Eager Beaver for the nine months ended September 30, 2000 and 1999 are as follows:



                                                 Revenues            Net Income (Loss)
                                                 --------            -----------------
Nine Months Ended September 30, 2000                    (In Thousands)
Mace Security International, Inc.                $32,533                  $  (548)
50's Classic Car Wash                                710                      124
Eager Beaver Car Wash                              3,373                      556
                                                 -------                  -------
Combined                                         $36,616                  $   132
                                                 =======                  =======

Nine Months Ended September 30, 1999
Mace Security International, Inc.                $10,601                  $  (963) (1)
50's Classic Car Wash                                628                      (58) (1)
Eager Beaver Car Wash                              3,012                     (598) (1)
                                                 -------                  -------
Combined                                         $14,241                  $(1,619)
                                                 =======                  =======

(1) Includes merger costs and related tax provision.

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

4.  Operating Agreements

During a portion of the nine months ended September 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of the locations. During the nine months ended September 30, 2000, the Company completed the acquisition of two of these car wash locations and terminated the acquisition of the third location. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. Additionally, the Company is currently being paid $20,000 per month under an agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

The results of operations subject to operating agreements in the nine months ended September 30, 2000 were as follows:


                                                         Nine Months
                                                            Ended
                                                        September 30,
                                                            2000
                                                      ----------------
                                                       (In Thousands)
Revenues
Car wash and detailing services                           $  804
Fuel and merchandise sales                                    53
Security products operating lease payments                   160
                                                          ------
                                                           1,017

Cost of revenues
Car wash and detailing services                              727
Fuel and merchandise sales                                    38
                                                          ------
                                                             765

Selling, general, and administrative expenses                 51
                                                          ------
Operating profit                                          $  201
                                                          ======

5.  Discontinued Operations

On July 14, 1998, the Company sold substantially all of the assets of its Law
Enforcement division within its security products segment.   Accordingly, the
operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comprehensive basis, as a separate line item on the consolidated statement of operations entitled "Discontinued Operations." In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of $650,000. A portion of the sales price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. During 1999, this amount was returned to the Company. Notwithstanding the sale of the Law Enforcement division, the Company fulfilled its obligation under a nonassignable Department of Defense contract which was completed in September of 1999. Accordingly, this contract is included in discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1999.

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

                                                                            Law Enforcement
                                                           ICS                  Division
                                                     ---------------       ------------------
Three months ended September 30, 2000
Revenues                                                $        -              $        -
Loss from discontinued operations                       $        -              $        -

Nine months ended September 30, 2000
Revenues                                                $  518,753              $        -
Loss from discontinued operations                       $ (264,601)             $        -
Gain on disposal                                        $  723,581(1)           $        -

Three months ended September 30, 1999
Revenues                                                $  786,137              $  515,009
Income from discontinued operations                     $   74,032              $   95,786

Nine months ended September 30, 1999
Revenues                                                $2,399,341              $1,135,051
Income from discontinued operations                     $  128,424              $   24,032

(1) Includes a net loss of $77,308 from operations of ICS from the measurement date to the disposal date.

6.  Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ending June 30, 2000, management decided to terminate certain pending acquisitions the Company believes will not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. Costs of previously capitalized expenditures principally relate to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000 as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 costs of terminated acquisitions, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

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

8.  Business Segments Information

The Company currently operates in the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales and receives revenues under a Management Agreement related to the Company's previously operated Security Products segment. During 1999, the Company operated in the Security Products segment, producing and marketing defense sprays, and marketing and retailing consumer safety and security products. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for a six month period through January 31, 2001, as provided for in the original Management Agreement. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement. Additionally, during 1999 and through June 2, 2000, the Company operated in the computer hardware and software products and services segment through its subsidiary, ICS. ICS was sold on June 2, 2000 and accordingly has been classified as discontinued operations.

Financial information regarding the Car Care and Security Products segments is as follows:

                                                          Car               Security
                                                         Care               Products
                                                    --------------       --------------
                                                              (In Thousands)
Three months ended September 30, 2000
Revenues from external customers                       $ 12,624              $    60
Intersegment revenues                                         -                    -
Segment (loss) income                                  $   (124)             $    40

Nine months ended September 30, 2000
Revenues from external customers                       $ 36,456              $   160
Intersegment revenues                                         -                    -
Segment income                                         $     24              $   108
Segment assets                                         $100,910              $ 4,137

Three months ended September 30, 1999
Revenues from external customers                       $  6,847              $   692
Intersegment revenues                                         -              $    10
Segment loss                                           $   (911)(1)          $   (88)

Nine months ended September 30, 1999
Revenues from external customers                       $ 11,943              $ 2,298
Intersegment revenues                                         -              $    10
Segment income (loss)                                  $    163(1)           $(1,782)

(1) Includes costs to merge with ICS, net of applicable income taxes.

9.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable, inventory valuation allowances, income tax valuation allowances, and the Company's estimate of restructuring, change in control charges, and acquisition costs.

10.  Income Taxes

The Company recorded a tax expense from continuing operations of $63,000 for the nine months ended September 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 2000 is primarily due to the use of net operating loss carryforwards.

11.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended                    Nine Months Ended
                                                             --------------------------------       -----------------------------
                                                                 9/30/00            9/30/99            9/30/00         9/30/99
                                                             -------------       ------------       -------------   -------------
Numerator:
 (Loss) income from continuing operations.................   $   (83,577)        $  (998,863)        $   131,752     $(1,619,495)
 Income from discontinued operations......................             -             169,818             458,980         152,456
                                                             -----------         -----------         -----------     -----------
 Net (loss) income........................................   $   (83,577)        $  (829,045)        $   590,732     $(1,467,039)
                                                             ===========         ===========         ===========     ===========
Denominator:
 Denominator for basic (loss) income per share -
  weighted average shares.................................    24,977,957          17,245,702          23,922,676      11,652,009
 Dilutive effect of options and warrants..................             -                   -             842,011               -
                                                             -----------         -----------         -----------     -----------
 Denominator for diluted (loss) income per share -
  weighted average shares........................             24,977,957          17,245,702          24,764,687      11,652,009
                                                             ===========         ===========         ===========     ===========
Basic (loss) income per share:
 From continuing operations...............................   $         -         $     (0.06)        $      0.01     $     (0.14)
 From discontinued operations.............................             -                0.01                0.02            0.01
                                                             -----------         -----------         -----------     -----------
 Total....................................................   $         -         $     (0.05)        $      0.03     $     (0.13)
                                                             ===========         ===========         ===========     ===========
Diluted (loss) income per share:
 From continuing operations...............................   $         -         $     (0.06)        $         -     $     (0.14)
 From discontinued operations.............................             -                0.01                0.02            0.01
                                                             -----------         -----------         -----------     -----------
 Total....................................................   $         -         $     (0.05)        $      0.02     $     (0.13)
                                                             ===========         ===========         ===========     ===========

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

     We need to raise additional capital. At September 30, 2000, we had negative working capital of approximately $4.0 million. Our business plan will require significant additional capital to fund acquisitions and internal development and growth. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

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

      Results of Operations for the Nine Months ended September 30, 2000
             Compared to the Nine Months Ended September 30, 1999

Revenues

The Company currently operates in the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales and receives revenues under a Management Agreement related to the Company's previously operated Security Products segment.

  Car Care Services

The Company owns or operates pursuant to operating agreements full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck wash locations in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; washing trucks; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2000 for the car care segment were comprised of approximately 79% car wash and detailing, 10% lube and other automotive services, and 11% fuel and merchandise.

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

In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Devices Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for a six month period through January 31, 2001 as provided for in the original Management Agreement. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

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

At September 30, 2000, capitalized costs and acquisition deposits related directly to proposed acquisitions that were not yet consummated were approximately $63,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Taxes

The Company recorded a tax expense from continuing operations of $63,000 for the nine months ended September 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 2000 is primarily due to the use of net operating loss carryforwards.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                             2000             1999
                                                                          ----------       ----------
Revenues                                                                    100.0%           100.0%
Cost of revenues                                                             72.9             61.4
Selling, general and administrative expenses                                 14.8             24.6
Depreciation and amortization                                                 4.9              4.3
Costs of terminated acquisitions                                              1.6                -
Merger costs                                                                    -             13.2
Restructuring, asset abandonment costs and change in control charges            -             10.6
                                                                          ----------       ----------
Operating income (loss)                                                       5.8            (14.1)
Interest expense, net                                                        (6.2)            (3.6)
Other income                                                                  0.9              1.1
                                                                          ----------       ----------
Income (loss) from continuing operations before income taxes                  0.5            (16.6)
Income tax expense (benefit)                                                  0.2             (5.2)
                                                                          ----------       ----------
Income (loss) from continuing operations                                      0.3            (11.4)
(Loss) gain from discontinued operations                                     (0.7)             1.1
Gain on disposal of ICS                                                       2.0                -
                                                                          ----------       ----------
Net income (loss)                                                            1.6%            (10.3)%
                                                                          ==========       ==========

Revenues

Revenues for the Car Care segment for the nine months ended September 30, 2000 totaled $36.4 million, of which $28.7 million or 79% was generated from car wash and detailing, $3.7 million or 10% from lube and other automotive services, $4.0 million or 11% from fuel and merchandise sales, and $41,000 was earned under operating agreements. For the nine months ended September 30, 1999, revenues for the Car Care segment totaled $11.9 million with $8.9 million generated from car wash and detailing, $1.6 million from lube services, $1.0 million from fuel and merchandise sales, and $480,000 from operating agreements. This increase in total revenues is primarily attributable to the 15 purchase acquisitions completed from May 1999 to September 30, 2000. Revenue increases were also realized through internal growth from the selling of detailing and additional on-line car wash services.

During the nine months ended September 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for the nine months ended September 30, 2000 was $857,000.

Cost of Revenues

Cost of revenues for the Car Care segment for the nine months ended September 30, 2000 were $26.7 million or 73% of revenues with car wash and detailing costs at 71% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the Car Care segment for the nine months ended September 30, 1999 were $7.6 million or 63% of revenues. The increase in cost of revenues as a percent of revenues is attributable to the 15 purchase acquisitions completed from May 1999 to September 30, 2000, certain of which provided services at profit margins lower than margins generated from prior year's mix of services.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $5.4 million compared to $3.5 million for the nine months ended September 30, 1999, an increase of $1.9 million or 54%. The primary reason for this increase is the infrastructure established during the past eighteen months in order to effectively enter the Car Care Industry and execute the Company's growth strategy. This increase is partially offset by cost controls placed on previously private companies, favorable pricing for supplies, insurance, and other indirect costs due to economies of scale, cost savings resulting from the Company's recent corporate consolidation of regional offices, and the cost savings associated with the discontinuance on January 1, 2000 of the operation of the security products division.

Additionally, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Depreciation and amortization totaled $1.8 million for the nine months ended September 30, 2000 as compared to $610,000 for the same period in 1999. This increase is the result of entering the Car Care Industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense. The increase was partially offset by the elimination of depreciation and amortization expense as a result of the discontinuance on January 1, 2000 of the operation of the security products division. The division is being operated by a third party and the Company is paid $20,000 per month plus reimbursement for certain expenses.

Taxes

The Company recorded a tax expense from continuing operations of $63,000 for the nine months ended September 30, 2000. Tax expense reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the nine months ended September 30, 2000 is primarily due to the use of net operating loss carryforwards.

      Results of Operations for the Three Months Ended September 30, 2000
             Compared to the Three Months Ended September 30, 1999

Revenues

Revenues for the Car Care segment for the three months ended September 30, 2000 totaled $12.6 million, of which $9.9 million or 78% was generated from car washing and detailing, $1.3 million or 10% from lube and other automotive services, and $1.4 million or 12% from fuel and merchandise sales.

Additionally, $60,000 was earned under an operating agreement regarding the Company's security products division.

For the three months ended September 30, 1999, revenues for the Car Care segment were $6.8 million with $5.1 million from car washing and detailing, $1.0 from lube services, $642,000 from fuel and merchandise sales, and $46,000 from operating agreements.

Cost of Revenues

Cost of revenues for the Car Care segment for the three months ended September 30, 2000 were $9.7 million or 77% of revenues. Cost of revenues for the Car Care segment for the three months ended September 30, 1999 were $4.6 million or 68% of revenues. The increase in costs of revenues as a percent of revenues in the quarter ending September 30, 2000 is largely a result of certain direct labor inefficiencies combined with a greater mix of detailing service revenues which require more labor than wash services. Additionally, significant time invested by management on the terminated Wash Depot acquisition combined with certain turnover in regional management and the seasonal decline in car wash volume during this quarter, resulted in this increase in our labor expense and in labor as a percent of revenues.

Selling, general and administrative expenses for the three months ended September 30, 2000 were $1.8 million compared to $1.5 million for the three months ended September 30, 1999, an increase of $.3 million, or 20%. The primary reason for the increase is the infrastructure established during the eighteen months ended September 30, 2000 in order to effectively enter the Car
Care Industry and execute the Company's growth strategy.   This increase is
partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, and other indirect costs due to economies of scale.

Depreciation and amortization totaled $640,000 for the three months ended September 30, 2000 as compared to $309,000 for the same period in 1999. This increase is the result of increased depreciation expense from entering the Car Care industry, which required a substantial investment in property and equipment, and the recording of goodwill associated with acquisitions, which increased amortization expense.

Taxes

The Company recorded a tax benefit of $40,000 for the three months ended September 30, 2000. Tax benefit reflects the recording of Federal and State taxes at a rate of 32%. An effective rate lower than the Federal and State statutory rate for the three months ended September 30, 2000 is primarily due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of September 30, 2000, the Company had a working capital deficit of approximately $4.0 million, including cash and cash equivalents of $4.0 million. For the nine months ended September 30, 2000, net cash provided by operations was approximately $2.1 million, net cash provided by financing activities was approximately $.9 million and net cash used in investing activities was approximately $1.4 million resulting in an increase in cash and cash equivalents of approximately $1.7 million. Capital expended during the period included $1.1 million for the purchase of operating equipment and real estate, and $430,000 for intangibles, primarily deferred financing costs associated with new or refinanced debt.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to continue to expend funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $100,000 for the remainder of the year ending December 31, 2000. The Company has currently addressed its capital needs through the completion of several private sales of the Company's common stock. The Company is also actively working with several parties to raise additional funds through additional equity or debt placements. No assurance can be given that additional financing will be available, or if available, that it will be available at acceptable terms.

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

At September 30, 2000, the Company had borrowings of $34.7 million. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility.

Notes payable to related parties at September 30, 2000 includes a Convertible Promissory Note in the amount of approximately $1.1 million, convertible into the Company's common stock and callable by the holder by providing the Company with a 90 day notice. The promissory note was called by the holder and is due on November 28, 2000. Current portion of long-term debt at September 30, 2000 includes a $1.0 million promissory note related to the Red Baron Truck Wash acquisition completed in March 2000 which became due in October 2000. The Company entered into an agreement with the note holder to extend the due date to October 2001 with a principal payment of $100,000 in November 2000 and principal payments of $50,000 per month beginning December 1, 2000. The Company has received and has executed a commitment letter with a financial institution for a three year term note (15 year amortization basis) to refinance certain maturing debt including the $1.1 million note payable to related parties, the $2.1 million SouthTrust Bank note maturing in May 2001, and the Red Baron $1.0 million promissory note. The commitment is subject to normal closing conditions which the Company expects to meet; however, no assurances can be given that the loan will close. Current portion of long term debt at September 30, 2000 also includes an installment note with a balance of approximately $340,000 which matured on October 18, 2000. The Company has entered into a Modification Agreement with respect to this note which provided for a principal payments of $125,000 in October 2000, a $50,000 payment in November 2000, with the balance of the note due on April 1, 2001. Additionally, a mortgage loan matured in October 2000 with an approximate balance of $397,000. Although the Company has not executed the loan documents to finalize the renewal of this loan, the related financial institution provided notice to the Company that it would renew the mortgage for a year under principally the same terms and conditions. The Company also has various other long term mortgage notes up for periodic review during the next four quarters. The Company is currently working on renewals of the notes with the related financial institutions which the company expects to receive; however, no assurances can be given that the loans will be renewed. Several of the Company's debt agreements contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios. These covenants were met as of September 30, 2000.

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12,000,000. Each equity purchase agreement grants Fusion Capital the right to purchase from the Company shares of common stock up to $12,000,000 at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. The equity purchase agreement requires that at the beginning of each month, Fusion Capital will pay $1 million to the Company as partial prepayment for the common stock. Once the $1 million has been applied to purchase shares of our common stock, Fusion Capital will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion Capital on April 17, 2000. Purchased shares through September 30, 2000 totaled approximately $1,143,000. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that we elect to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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

PART II
OTHER INFORMATION

Item 5.  Other Information

The Company's 2000 Annual Meeting of Stockholders will be held on December 12, 2000. The deadline for inclusion, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, of a stockholder proposal in the Company's proxy statement and form of proxy for the 2000 annual meeting was October 1, 2000. The Company has not received to date any stockholders' proposals for inclusion in the proxy materials for the 2000 annual meeting. July 1, 2001, is the deadline for stockholders to submit proposals pursuant to Rule 14a-8 of the Exchange Act for inclusion in Mace's proxy statement for Mace's 2001 Annual Meeting of Stockholders. A notice of a stockholder proposal submitted outside of the processes of Rule 14a-8 of the Exchange Act is considered untimely after September 6, 2001, and Mace's proxy for the 2001 Annual Meeting of Stockholders may confer discretionary authority to vote on such matter without any discussion of such matter in the proxy statement for such meeting. Proposals must be sent to the Company at 1000 Crawford Place, Suite 400, Mt. Laurel, New Jersey, 08054,
Attention: Corporate Secretary.
---------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27   Financial Data Schedules (Electronic filed only).


         (b)  Current Reports on Form 8-K or 8-K/A:

              None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            Mace Security International, Inc.

            BY: /s/ Louis D. Paolino, Jr.
                --------------------------------------------------------------
                Louis D. Paolino, Jr., Chairman, Chief Executive Officer
                and President

            BY: /s/ Gregory M. Krzemien
                --------------------------------------------------------------
                Gregory M. Krzemien, Chief Financial Officer

            BY: /s/ Ronald R. Pirollo
                --------------------------------------------------------------
                Ronald R. Pirollo, Controller and Principal Accounting Officer


DATE:   November 13, 2000

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
27             Financial Data Schedules (Electronic filed only)