Form 10KSB
period 2000-12-31
MACE SECURITY INTERNATIONAL INC
filed 2001-03-20
CIK 912607

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the year ended December 31, 2000        Commission File No. 0-22810

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

                    Common Stock, par value $0.01 per share


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -

         Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on March 15, 2001, was approximately $14,154,442. (Reference is made to page 15 herein for a statement of assumptions upon which this calculation is based.)

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 15, 2001 was 25,493,394.

                      Documents Incorporated by Reference
         Portions of the Registrant's definitive Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the Registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Delaware on September 1, 1993. Before July 1999, its main business was the production and sale of less-than-lethal defense sprays and other consumer safety and personal security products. On July 1, 1999, the Company merged American Wash Services, Inc., a company that was engaged in the business of acquiring and operating car wash facilities, into a wholly-owned subsidiary of Mace Security International, Inc. On July 9, 1999, the Company acquired all the outstanding common stock of Innovative Control Systems, Inc. ("ICS"), a developer of point-of-sale systems for the car wash and oil and lubrication industries. On June 2, 2000, the Company sold its computer products subsidiary, ICS, and accordingly, all results of ICS's operations have been classified as "discontinued operations".

The Company's operations are currently conducted through two primary divisions. Since July 1999, the Company's main business has been the ownership and operation of full service car and truck wash facilities. Through a separate security products division, the Company produces retail sale consumer safety and personal security products. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"). Mark Sport is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport to operate the Company's Security Products Division and receive all profits or losses realized through operation of this division. Under the Management Agreement, Mark Sport pays the Company $20,000 per month. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

LINES OF BUSINESS

         Car and Truck Wash Operations. The Company, through its subsidiaries, owns and operates 57 car washes and five truck washes. The Company operates 16 car wash locations in the region surrounding Philadelphia, Pennsylvania, some of which are located in New Jersey, Pennsylvania and Delaware. The Company also operates six car wash locations in the Sarasota, Florida area, 14 car wash locations in Arizona, and 21 car wash locations in Texas. The Company also owns five truck washes located in Arizona, Indiana, Ohio and Texas. Except for 12 of the Philadelphia-region car washes, which provide only exterior washing, the rest of the Company's locations are full service car washes, providing exterior washing and drying, vacuuming and dusting of dashboards and door panels, and cleaning of all windows and glass.

The typical car or truck wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel of approximately 75 feet in length. Cars are moved through the car wash tunnel by a conveyor system where automatic equipment cleans the vehicle as it moves underneath the equipment. Additional extra services, including wheel cleaning, fragrance and rust protection treatment, interior and wheel treatments, waxing and shampooing, are also offered at the locations. Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 45 locations), oil and lubrication services (offered at 15 locations), gasoline dispensing services (offered at 24 locations), state inspection services (offered at six locations), and convenience store sales (offered at eight locations). The truck wash facilities provide washing and waxing services for tractor-trailer and fleet transport vehicles. These services are provided by hand and by a unique automated system designed specifically for washing and waxing large vehicles. While certain acquisitions were pending, the Company managed several car wash locations under operating agreements pursuant to which the Company was entitled to all profits generated by that location.

         Security Products Division. The Security Products Division is divided into two sub-divisions. The Consumer Division of the Security Products Division designs, markets and sells consumer products for use in protection of the home and automobile, and for personal and child protection. These products include a line of defense sprays, personal alarms, whistles, and window and door lock alarms. The defense sprays, the Consumer Division's most well-known products, include tear gas sprays, pepper sprays and sprays with both tear gas and pepper solution. The Consumer Division markets its products through mass merchants/department stores, consumer catalogues and guns/sporting goods, hardware, auto, convenience, and drug stores as well as on the Internet. The second sub-division of the Security Products Division is Mace Anti Crime Bureau(R) ("MACB") which develops and markets security products and literature primarily for the foreign financial community, including a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos and crisis response materials. MACB markets to foreign financial institutions and related businesses throughout the world through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisement in trade publications.

Substantially all of the Company's manufacturing processes are performed at the Company's Bennington, Vermont facility under the Management Agreement through Mark Sport. The Company's defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged on-site at the Vermont facility. Operating results of the KinderGard(R) product line are immaterial at this time.

In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for two six month periods through July 31, 2001. Under the Management Agreement, Mark Sport pays the Company $20,000 per month. The payments commenced in February 2000 and continue through the term of the Management Agreement. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

         Point-of-Sale Systems and Software Sales and Development. On July 9, 1999, the Company acquired ICS in exchange for 604,000 shares of company common stock and the assumption of $750,000 of debt. From July 1999 to June 2000, ICS was involved in the development, marketing and sale of automated point-of-sale control systems that are used to monitor, manage and analyze car wash systems and lubrication centers. On June 2, 2000, the Company sold ICS. Accordingly, all results of ICS operations have been classified as "discontinued operations".

BUSINESS STRATEGIES

Growth Of Car and Truck Wash Business.

                  . Internal Growth. The Company believes that it can achieve
                    ---------------
internal growth, principally from additional sales into its current markets, by providing superior and improved service and through its existing marketing efforts. To improve market share in a given operating region, the Company spends up to 3% of its regional revenue on strong regional advertising campaigns emphasizing brand awareness. The Company believes that only about 30% of the general population routinely use car wash services. The Company believes that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. The Company believes that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, it can increase consumer participation rates and generate significant internal growth from existing locations. The Company also intends to selectively implement price increases when competitive advantages and appropriate market conditions exist. In addition, the Company believes that it can achieve internal growth through the addition of ancillary profit centers to its existing car wash locations such as oil and lubrication centers, gasoline dispensing services, professional detailing centers and convenience stores.

                  . Increasing Productivity and Operating Efficiency. The
                    ------------------------------------------------
Company believes that it can reduce the total operating expenses of its owned businesses by implementing centralized financial controls. In addition, the Company is implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance, and communications. The Company trains its operating personnel to emphasize customer service, labor savings, safe operation and improved sales of add-on and ancillary services. Location managers, once trained, will implement the Company's standardized service menu option list and high-margin service add-ons at each of the Company's present and acquired operating locations.

Acquisitions.

From May 1999 through December 2000, and including its merger with American Wash Services, Inc., the Company has acquired 57 car wash facilities and five truck wash facilities through the acquisition of 17 separate businesses. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area.

The Company will continue to acquire car washes when it can do so on advantageous terms. In evaluating potential acquisitions, the Company will consider: (i) the potential for operating cost reductions, revenue growth through advertising, and managerial efficiencies; (ii) the commercial viability and underlying real estate value of each location; (iii) the potential for geographic diversification throughout the United States; and (iv) other relevant factors.

The Company is also exploring potential acquisitions, mergers and strategic alliances with companies not in the car wash business.

As consideration for future acquisitions, the Company intends to continue to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. The Company expects to finance future acquisitions through funds provided by operations, mortgage loans and the proceeds of possible future equity sales.

     .   Completed Acquisitions in 2000. Since January 1, 2000, the Company
         ------------------------------
acquired three car care companies and a truck wash company.

                                            Completed Acquisitions
                                      January 1, 2000--December 31, 2000

                                              Date Acquired
Company                                    (Accounting Method)              Location           Principal Business
-------                                    -------------------              --------           ------------------
Red Baron Truck Washes, Inc.              March 24, 2000              Arizona, Indiana,        Five Truck Washes
                                          (Purchase)                  Texas and Ohio

Sparsupco,   Inc.   (the  "Beneva  Car    June 5, 2000                Sarasota, Florida        Full Service Car Wash
Wash")                                    (Purchase)

Superstar Kyrene                          July 10, 2000               Phoenix, Arizona         Full Service Car Wash
                                          (Purchase)

Blue Planet Car Wash                      July 26, 2000               Dallas, Texas            Full Service Car Wash
                                          (Purchase)

MARKETING

         Car and Truck Wash Business. The car care industry services customers on a local and regional basis. The Company employs operational and customer service people at its operating locations. The operational and customer service people are supervised by the management of the operating locations. The Company emphasizes providing quality services as well as customer satisfaction and retention, and believes that it will attract customers in the future because of its reputation for quality service. The Company markets its services through coupon advertising and direct-mail marketing programs. The Company contains a diverse customer base, with no single customer accounting for five percent or more of the Company's consolidated revenues for the fiscal year ended December 31, 2000. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's business or results of operations.

         Security Products Division. The Company does not directly market its line of personal safety and security devices. All marketing and sales are done by Mark Sport under the Management Agreement. Each market category is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Market categories are also reached through catalogue, magazine and trade publication advertising, Internet website and promotion at industry trade shows. Mark Sport also sells directly to wholesale distributors and to certain large department stores. Mail order and specialty accounts are handled directly by Mark Sport.

         Point-of-Sale and Software Business. The Company, having sold ICS, no longer markets the point-of-sale systems manufactured by ICS.

PRODUCTION AND SUPPLIES

         Car and Truck Wash Business. The Company does not manufacture any of the car or truck wash equipment and supplies which it uses. There are numerous suppliers of the equipment and supplies required by the Company's car and truck wash operations.

          Security Products Division. Substantially all of the manufacturing processes for the Security Products Division are performed under the Management Agreement by Mark Sport at the Company's Bennington, Vermont facility. The Company's defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R)product line and its MaceCash dye pack bag are primarily manufactured by unrelated companies and packaged on-site at the Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. The Company has developed strong beneficial long-term relationships with many of its suppliers including the following:
Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc. In addition, Mark Sport purchases for resale a variety of products produced by others including whistles, alarms, and window and door locks, among others.

          Point-of-Sale and Software Business. Prior to the sale of ICS in June 2000, all of the Company's manufacturing processes for its Point-of-Sale and Software Business were performed at the Company's Nazareth, Pennsylvania facility. The component parts of the Company's Point-of-Sale systems were manufactured by unrelated companies and assembled at the Nazareth, Pennsylvania facility.

COMPETITION

          Car and Truck Wash Business. The car wash industry is a highly fragmented industry comprised of many "mom and pop" private businesses. At any wash location the main competitors are privately owned car washes which may, in many instances, be located near the Company's car washes. The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. The Company also faces competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Because barriers to entry in the general car wash industry are relatively low, competition may arise from new sources not currently competing with the Company. The Company believes that the largest owner of car washes is currently Wash Depot Holdings, Inc., which presently operates approximately 68 car washes and five truck washes throughout the United States. The Company also competes with other companies intending to become a national car wash chain including, Car Wash Partners, Car Wash of America, Car Spa and Oasis Car Wash.

          Security Products Division. The Company and Mark Sport face intense competition in the security products consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While the Company and Mark Sport continue to offer defense spray products that management believes distinguish themselves through brand name recognition, superior product features and formulations and research and development, this division has experienced a sales decline for these products. The Company attributes this decline not only to the strong competition, but also to lower demand in general.

TRADEMARKS AND PATENTS

          Car and Truck Wash Business. The Company recently announced that it selected Super Bright Car Wash as its national car wash chain's new brand name. This new name marks the beginning of an expanded marketing and advertising initiative, which will include a modernized image for all of the Company's existing car wash facilities. The Company filed a U.S. Service Mark application on March 28, 2000, with the U.S. Patent and Trademark Office.

          Security Products Division. The Company began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. The Company exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM). In conjunction with this purchase, the Company acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. The Company also has various other patents and trademarks for the devices it sells, including, trademarks and patents for, the Big Jammer(R) door brace, Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), and Auto Alert(TM), Screecher(R), Peppergard(R), Slam(R), and Mace (Mexico)(R), Viper(R) defense spray, KinderGard(R), Zip-a-Babe(R), Hand n-Hand(R) and Safe-T-Zip(R). The Company has been issued letters patent on the locking mechanism for the Mark VI defense spray unit.

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

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

         Car and Truck Wash Business. The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect the Company's competitive position. Three major areas of regulation facing the Company are disposal of lubrication oil at the Company's oil change centers, the compliance with all underground storage tank laws in connection with the Company's gasoline sales and the proper recycling and disposal of water used in the Company's car washes. The Company uses approved waste-oil haulers to remove its oil and lubricant waste. The Company, before acquiring a gasoline dispensing site, investigates it to verify that any underground storage tanks are in compliance with all legal requirements. The Company recycles its waste water and where it has proper permits it is disposed of into sewage drains, 70% of the detergent and wax products used in the car wash are recycled within a built-in reclaim system.

         Security Products Division. The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. However, in most states, sales to minors are prohibited and in several states (MA, MI, NE, NY, WI), sales of defense sprays are highly regulated. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays allowing for the sale of oleoresin capsicum (OC) pepper sprays in licensed pharmacies and licensed gun stores only. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of OC pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone (CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. The Company has been able to sell its defensive sprays within the guidelines set by state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the Company's financial condition. The Company believes it is in compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

         Car and Truck Wash Business. The Company has a car wash school established at its Austin, Texas car washes. The school is used to train managers and assistant managers for the Company's car washes.

         Security Products Division. The Company has an on-site laboratory. Research and development is conducted to maintain Mace's reputation in the defense spray industry. The Company is continually reviewing ideas and potential licensing arrangements to expand its product lines. The Company spent approximately $13,000 on research and development in 1999.

INSURANCE

The Company maintains various insurance coverages for its assets and operations. These coverages include Property coverages including Business Interruption protection for each location. The Company maintains garage keepers and commercial general liability coverages in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate with an umbrella policy which provides coverage up to $25,000,000. The Company also maintains workers compensation policies in every state in which it operates. Nevertheless, there can be no assurance that the Company's insurance will provide sufficient coverages in the event a claim is made against the Company, or that the Company will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against the Company of sufficient magnitude could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

As of March 15, 2001, the Company had approximately 2,055 employees, of which approximately 2,011 were employed in the car care services, 39 in clerical, administrative and sales positions, and five in management. None of the Company's employees are covered by collective bargaining agreements.

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

         We need to raise additional capital. At December 31, 2000, we had negative working capital of approximately $1.0 million. Additional capital will be needed if acquisitions of car washes or other businesses continue to be made. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

         We have a history of losses, we have working capital deficits and we may incur continuing charges. We have reported net losses and working capital deficits in prior fiscal years and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. As we continue to acquire additional businesses, our financial position and results of operations may fluctuate significantly from period to period.

         Our business plan poses risks for us. Our business objective is to develop and grow a full service, integrated car care business through some acquisitions and through the internal development of our car wash facilities. We have repositioned our company from a company involved primarily in the production of consumer defense products to a company that provides car wash and car care services. This strategy involves a number of risks, including:

         Risks associated with growth;
         Risks associated with acquisitions;
         Risks associated with the recruitment and development of management and operating personnel; and
         Risks associated with lack of experience in the car care service industries.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

         We have a limited operating history regarding our car wash and car care service businesses. Since July 1999, our main business has been the acquisition and operation of car wash and car care service facilities, which now accounts for substantially all of our revenues. Because of our relatively limited operating history with respect to these businesses, we cannot assure you that we will be able to operate them successfully.

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

         Our car wash business may suffer under certain weather conditions. Seasonal trends in some periods may affect our car wash business. In particular, long periods of rain and cloudy weather can affect adversely our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their own cars which also can affect adversely our car wash business.

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

         Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers.

         Our Preferred Stock may effect the rights of the holders of our common stock; it may also discourage another person to acquire control of Mace. Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. No shares of Preferred Stock are currently outstanding. It is not possible to state the precise effect of Preferred Stock upon the rights of the holders of our common stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series or classes of the Preferred Stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on Common Stock, to the extent dividends are payable on any issued shares of Preferred Stock, and restrictions on dividends on Common Stock if dividends on the Preferred Stock are in arrears, (ii) dilution of the voting power of the Common Stock to the extent that the Preferred Stock has voting rights, and (iii) the holders of Common Stock not being entitled to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to the Preferred Stock.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is located in Mount Laurel, New Jersey. The Company rents approximately 10,000 square feet of space at a current annual cost of $192,000.

         Car and Truck Wash Properties. The principal fixed assets used by the Company are its car wash facilities used for performing car care services which are described under "Item 1. Line of Business." The 57 car wash facilities operated by the Company as of December 31, 2000 are situated on sites owned or leased by the Company. The Company owns 43 and leases 14 of its car wash facilities. The locations of its car washes and the services offered at the locations are set forth in summary fashion in the chart below.

                                           Type of             Number of
      Locations /(1)/                      Car Wash /(2)/      Facilities
      ---------                            --------            ----------

      Philadelphia, Pennsylvania Area  Exterior Washes              4
                                       Full Service                 3

      Southern New Jersey Area         Full Service                 1
                                       Exterior Wash                7

      Smyrna, Delaware                 Exterior Washes              1

      Phoenix, Arizona Area            Full Service                14

      Dallas, Texas Area               Full Service                11

      Austin, Texas                    Full Service                 3

      Lubbock, Texas                   Full Service                 3

      Sarasota, Florida Area           Full Service                 6

      San Antonio, Texas               Full Service                 4

         (1) The majority of the Company's locations are owned except for the following number of locations which are leased:

             (i)      Philadelphia, Pennsylvania (3)
             (ii)     Southern New Jersey Area (1)
             (iii)    Smyrna, Delaware (1)
             (iv)     Phoenix, Arizona Area (5)

          (v)  Dallas, Texas Area (4)

     (2) Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 45 locations), oil and lubrication services (offered at 15 locations), gasoline dispensing services (offered at 24 locations), state inspection services (offered at six locations), and convenience store sales (offered at eight locations).

The Company owns real estate, buildings, equipment and other properties that it employs in substantially all of its car and truck washes and security products. The Company expects to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of the car washes are encumbered by first mortgage loans. Of the 47 car and truck washes owned by the Company as of December 31, 2000, 30 properties secured first mortgage loans totaling $36,222,961 and 17 were not encumbered.

The Company also owns and operates five truck wash facilities. The Company owns all of the buildings and equipment, except for the building in Amarillo, Texas and leases the land for all five of its truck wash facilities.

          Security Products Division Properties. The Company's operations of its security products division, including administration and sales, and all of its production facilities are located in Bennington, Vermont. The Company leases approximately 34,000 square feet of space in a building from Vermont Mill Properties, Inc. ("Vermont Mill") at a cost of $80,000 per year. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company.

ITEM 3.   LEGAL PROCEEDINGS

The following discloses all pending litigation against the Company, other than routine litigation that is incidental to the business, involving claims for damages in excess of $1.0 million, which constitutes approximately ten (10%) percent of the Company's current assets at December 31, 2000, and also discloses the disposition of claims previously disclosed.

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

On July 27, 1998, the Company was added as a defendant in a suit filed in the state of West Virginia by Susan H. Jackman, et. al. The litigation concerns an attack on Mrs. Jackman by two dogs and the alleged failure of a "Muzzle(R)" product distributed by the Company to repel the dogs. The suit claimed product liability and negligence and sought one million dollars in damages. In November 2000, the case was settled by the Company's insurance carrier resulting in a payment of $5,000 by the Company.

On December 13, 1999, the Company was named as a defendant in a suit filed in the Supreme Court of New York by Janeen Johnson et. al. The litigation concerns a claim that a self-defense spray manufactured by the Company and used by a law enforcement officer contributed to the suffering and death of Christopher Johnson. The Company forwarded the suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Mace Security International, Inc. was held on December 12, 2000. The following proposals were submitted to a vote: (i) to approve for a one-year term for the Election of Directors, expiring at the next Annual Meeting, (ii) to approve an amendment to the Amended and Restated Certificate of Incorporation for the purpose of decreasing the number of authorized shares of common stock from 200,000,000 to 100,000,000 and decreasing the number of authorized shares of preferred stock from 50,000,000 to 10,000,000, and (iii) to ratify the appointment of Grant Thornton LLP as Mace's independent auditors for fiscal year 2000. All proposals were adopted by the shareholders. The voting was as follows:

                                                                                                        Broker
Directors:                                 Votes For         Votes Against       Abstentions         Non-Votes
----------                                 ---------         -------------       -----------         ---------
Louis D. Paolino, Jr.                     19,739,189                27,050            12,000                -
Mark S. Alsentzer                         18,471,526             1,294,713            12,000                -
Jon E. Goodrich                           19,739,189                27,050            12,000                -
Robert M. Kramer                          19,739,189                27,050            12,000                -
Richard B. Muir                           19,739,189                27,050            12,000                -
Matthew J. Paolino                        19,738,189                28,050            12,000                -
Constantine N. Papadakis                  19,739,189                27,050            12,000                -

Approve and adopt the amendment
   to Mace's Amended and Restated
   Certificate of Incorporation           19,756,514                21,290             2,310                -

Ratify appointment of Grant
   Thornton LLP                           19,758,229                15,650             4,360                -


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

        Name                                                Age                       Position
        ----                                                ---                       --------
        Louis D. Paolino, Jr.............................    44       Chairman of the Board, President, and Chief
                                                                         Executive Officer
        Gregory M. Krzemien..............................    41       Chief Financial Officer and Treasurer
        Robert M. Kramer.................................    48       General Counsel, Executive Vice President
                                                                         and Secretary
        Ronald R. Pirollo................................    42       Vice President, Corporate Controller
        Matthew J. Paolino...............................    36       Vice President

     Louis D. Paolino, Jr. serves as the Chairman of the Board, President and Chief Executive Officer of the Company. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 44 years old.

     Gregory M. Krzemien serves as the Chief Financial Officer and Treasurer of the Company. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and he held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 41 years old.

     Robert M. Kramer serves as a director of the Company, and as the General Counsel, Secretary and Executive Vice President of the Company. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School. Mr. Kramer is 48 years old.

     Ronald R. Pirollo serves as Vice President and Corporate Controller of the Company. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting from Villanova University in 1981. Mr. Pirollo is 42 years old.

     Matthew J. Paolino serves as a director and as a Vice President of the Company. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of the Company. Mr. Paolino is 36 years old.

Note: Michael G. Fazio served as Vice President - Operations of the Company until his resignation as an officer of Mace effective August 1, 2000.

Employees

As of March 15, 2001, the Company had approximately 2,055 employees, of which approximately 2,011 were employed in the car care services, 39 in clerical, administrative and sales positions, and five in management. None of the Company's employees are covered by collective bargaining agreements.

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

                                                        HIGH             LOW
                                                        ----             ---

Year Ended December 31, 1999
         First Quarter...................                  6           1.5625
         Second Quarter..................             14.125           5.6875
         Third Quarter...................             10.625           6.0625
         Fourth Quarter..................              8.875                4
Year Ended December 31, 2000
         First Quarter...................               6.50                3
         Second Quarter..................             5.0625           1.1875
         Third Quarter..................              1.9375                1
         Fourth Quarter..................             1.5312            0.875

The closing price for the Common Stock on March 15, 2001 was $.9375. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of the outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

As of March 15, 2001, the Company had 215 holders of record and approximately 2,200 beneficial owners of its Common Stock.

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

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the two years ended December 31, 2000, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated previously issued financial statements for 1999 to reflect the discontinuance of operations and sale of Innovative Control Systems, Inc.

The following discussion includes statements that are forward-looking in nature. The accuracy of such statements depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of this report.

Introduction

Results of Operations for the Year ended December 31, 2000 Compared to the Year ended December 31, 1999

Revenues

     Car Care Services

The Company owns full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona as well as truck washes in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the year ended December 31, 2000 for the car care segment were comprised of approximately 79% car wash and detailing, 10% lube and other automotive services, 11% fuel and merchandise.

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

The Company is currently being paid $20,000 per month under a management agreement which allows Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the security products segment. Total revenues under the management agreement were $220,000 for 2000.

     Computer Products and Services

The Company's computer products and services subsidiary, ICS, was sold in June of 2000 and has accordingly been reflected as discontinued operations for 2000 and 1999.

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

At December 31, 2000, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $47,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of goodwill and other intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight- line method. Goodwill is amortized on a straight-line basis over 25 years. Other intangibles are amortized over their useful lives ranging from three to twenty years, using the straight line method.

Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ending June 30, 2000, management decided to terminate certain pending acquisitions the Company believed would not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. Costs of previously capitalized expenditures principally relate to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000 as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

Merger Costs

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $96,000, and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Classic and Eager Beaver, respectively. This total tax provision of $146,000 is included within income tax expense for 1999.

Restructuring, Asset Write-Downs and Change in Control Charges

In conjunction with the Company's 1999 change in control, the Company restructured certain of its security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset abandonment and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 is non-cash in nature consisting of a $218,000 write-off of certain assets as a result of management abandoning certain product lines within the Company's security products segment; a $373,000 write-off of leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $341,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control. Additionally, in 2000, the Company wrote down the value of its Berlin, New Jersey facility by $137,904 to reflect the sales price of those assets in January 2001.

Other Income and Expense

Other income and expense includes gains and losses on the sale of equipment and rental income received on renting out excess space at the Company's car wash facilities.

Taxes

The Company recorded a tax benefit from continuing operations of $66,000 and $618,519 for the years ended December 31, 2000 and 1999, respectively. The tax benefit reflects the recording of federal and state taxes at a rate of 32%. An effective rate lower than the federal and state statutory rate for 2000 is primarily due to the use of net operating loss carryforwards.

   The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                           Year Ended
                                                                                           December 31,
                                                                                  ---------------------------
                                                                                     2000             1999
                                                                                  ----------       ----------
          Revenues                                                                   100.0%           100.0%

          Cost of revenues                                                            73.2             64.6

          Selling, general and administrative expenses                                15.2             22.3

          Depreciation and amortization                                                5.1              4.3

          Costs of terminated acquisitions                                             1.2                -

          Merger costs                                                                   -              7.3

          Restructuring, asset write-downs and change in control charges               0.3              5.9
                                                                                  --------         --------
          Operating income (loss)                                                      5.0             (4.4)

          Interest expense, net                                                       (6.3)            (4.0)

          Other income                                                                 0.9              0.8
                                                                                  --------         --------
          Loss from continuing operations before income taxes                         (0.4)            (7.6)

          Income tax benefit                                                           0.1              2.4
                                                                                  --------         --------
          Loss from continuing operations                                             (0.3)            (5.2)

          Income from discontinued operations                                          1.0              0.3
                                                                                  --------         --------
          Net income (loss)                                                            0.7%            (4.9)%
                                                                                  ========         ========

Revenues

   Car Care Services

Revenues for the year ended December 31, 2000 were $47.8 million as compared to $22.3 million for the year ended December 31, 1999, an increase of $25.5 million or 114%. Of the $47.8 million of revenues for the year ended December 31, 2000, $37.8 million or 79% was generated from car wash and detailing, $4.9 million or 10% from lube and other automotive services, and $5.1 million or 11% from fuel and merchandise sales. Of the $22.3 million of revenues for the year ended December 31, 1999, $17.1 million or 77% was generated from car wash and detailing, $2.7 million or 12% from lube and other automotive services, $2.1 million or 9% from fuel and merchandise sales and $462,000 or 2% from operating agreements. This increase in total revenue is primarily attributable to the 15 purchase acquisitions completed from May 1999 to December 31, 2000. Revenue increases were also realized through internal growth from selling detailing and additional on-line car wash services.

During 1999, the Company managed several car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under these agreements is shown as revenues net of related operating expenses. Revenue including gross revenue generated by locations under operating agreements was $32.0 million consisting of $25.6 million, or 80%, from car wash and detailing, $3.3 million, or 10%, from lube and other automotive services, and $3.1 million, or 10%, from fuel and merchandise sales. Revenues for locations under operating agreements for 2000 were immaterial.

   Security Products

Revenues for the year ended December 31, 1999 were $3.4 million. During 2000, pursuant to a Management Agreement, the Company was paid $220,000. This amount is included under revenues from operating agreements.

Cost of Revenues

   Car Care Services

Cost of revenues for the year ended December 31, 2000 were $35.1 million or 73% of revenues with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 88% of respective revenues.

Cost of revenues for the year ended December 31, 1999 were $14.8 million, or 64% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method. With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues for 1999 was $22.2 million or 69% of revenues for this segment, with car wash and detailing costs at 66% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 84% of respective revenues. Revenues for locations under operating agreements for 2000 were immaterial.

The increase in cost of revenues as a percent of revenues in 2000 is largely a result of certain direct labor inefficiencies present when significant inclement weather exists combined with a greater mix of detailing service revenues which require more labor than wash services. In 2000, approximately 42.9% of the Company's operating days within its markets were rainy or cloudy as compared to 33.9% in 1999. Additionally, significant time invested by management on the terminated Wash Depot acquisition, combined with certain turnover in regional management resulted in this increase in our labor expense and in labor as a percent of revenues.

   Security Products

Cost of revenues for the year ended December 31, 1999 was $1.8 million. During 2000, pursuant to a management agreement, no costs were borne by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2000 were $7.3 million compared to $5.8 million for the year ended December 31, 1999, an increase of $1.5 million, or 26%. The primary reason for this increase is the infrastructure established during the 21 months ended December 31, 2000 in order to effectively enter the Car Care Industry and execute the Company's growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, other indirect costs due to economies of scale, and the elimination of costs at the Company's security products facility.

Depreciation and Amortization

Depreciation and amortization totaled $2.5 million for the year ended December 31, 2000 as compared to $1.1 million for the same period in 1999. This increase is the result of entering the Car Care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense. This increase was partially offset by the elimination of expenses at the Company's security products facility.

Taxes

The Company recorded a tax benefit from continuing operations of $66,000 and $618,519 for the years ended December 31, 2000 and 1999, respectively. The tax benefit reflects the recording of federal and state taxes at a rate of 32%. An effective rate lower than the federal and state statutory rate for 2000 is primarily due to the use of net operating loss carryforwards.

At December 31, 2000, the Company has approximately $9.4 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $8.2 million from continuing operations and $1.2 million from acquired net operating losses attributable to the Colonial Full Service Car Wash, Inc. acquisition.

Liquidity and Capital Resources

The Company's business requires substantial amounts of capital, most notably to pursue the Company's acquisition strategies and for equipment purchases and upgrades. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock as the market price of the Company's stock improves.

As of December 31, 2000, the Company had a working capital deficit of approximately $1.0 million, including cash and cash equivalents of $4.8 million. For the year ended December 31, 2000, net cash provided by operations was approximately $1.3 million, net cash provided by financing activities was approximately $2.9 million and net cash used in investing activities was approximately $1.7 million resulting in an increase in cash and cash equivalents for the year of approximately $2.5 million. Capital expended during the period included $1.9 million for the purchase of operating equipment, real estate, and intangibles.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to continue to expend funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $1.0 million for the year ending December 31, 2001.

At December 31, 2000, the Company had borrowings of $36.7 million. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility. During 2000, the Company refinanced on a long term basis under favorable terms the majority of its short term debt related to its 1999 and 2000 acquisitions. In February 2000, the Company entered into a $4.8 million term loan with Bank One, Texas, NA ("Bank One") to refinance the remaining balance of a short term promissory note related to the Genie acquisition and entered into several new loan agreements with Bank One to finalize the assumption of notes held by Bank One relating to the Colonial acquisition. Additionally, in November 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance a $1.3 million convertible promissory note to Bullseye Properties assumed in connection with the acquisition of Eager Beaver, a $2.1 million SouthTrust Bank note maturing in May 2001, and a $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The Bank One term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and approximately $1.6 million of additional funding, net of loan closing costs, for capital improvements and working capital.

The Company also has various other long term mortgage notes up for periodic review during 2001. The Company is currently working on renewals of the notes with the related financial institutions which the Company expects to receive; however, no assurances can be given that the loans will be renewed. Several of the Company's debt agreements contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. All of these covenants were met as of December 31, 2000, except for a debt coverage ratio related to the Bank One term notes. The Company has entered into an amendment to the term loan agreements with Bank One and the Company is currently in compliance with the covenants as amended.

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The equity purchase agreements allow the Company to suspend the purchasing of its common stock by Fusion if the price of the Company's common stock is less than $7.00 per share. The Company is currently not permitting the purchase of its common stock under the equity purchase agreement due to the current low trading value of the Company's common stock and the potentially dilutive effect of such stock purchases. When the Company agrees to the purchase of its stock, Fusion has the right to purchase from the Company shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. As long as the Company has not suspended Fusion from purchasing its stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay $1.0 million to the Company as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through December 31, 2000 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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

In May 1999, the Company selected the international accounting firm of Ernst & Young LLP to serve as the Company's new independent accountants. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1999 was approved by the Company's Board of Directors and ratified at the Company's annual meeting of the stockholders held on December 15, 1999. Ernst & Young LLP issued an opinion with respect to the audit of the consolidated balance sheet of the Company as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, as restated for three pooling of interest acquisitions completed in 1999. In January 2000, the Company was advised that Ernst & Young LLP resigned as the Company's independent accountants due to a business conflict as a result of pending litigation between two clients and the focus of part of that litigation on financial statements of another client that Ernst & Young LLP audited. The reports of Ernst & Young LLP on the Company's consolidated financial statements as restated for the two years ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, or modification or qualification as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent years, there have been no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the Company's consolidated financial statements for such years.

In January 2000, the Company selected the international accounting firm of Grant Thornton LLP to serve as the Company's new independent accountants for the audit of the Company's financial statements for the year ended December 31, 1999. On December 12, 2000, the appointment of Grant Thornton LLP as continuing auditors for the year ended December 31, 2000 was approved by the Board of Directors and ratified by the Stockholders at the Annual Meeting.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors appearing in the sections entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by this reference. The information concerning executive officers is set forth in
Part I herein.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  Consolidated Financial Statements:
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31, 2000 and 1999
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999
         Notes to Consolidated Financial Statements

(a) (2) The requirements of Schedule II have been included in the notes to the financial statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and; therefore, have been omitted.

(a) (3)  Exhibits:

         The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

          (a)   Exhibits:

     *3.1 Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.1 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10-QSB"))
     *3.2 Certificate of Amendment of Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.2 to the June 30, 1999 Form 10-QSB)
     *3.3 Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.3 to the Company's Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB"))
     *3.4 Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-
                KSB)
      3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc.

     *10.3        1993 Non-Qualified Stock Option Plan (1)
     *10.22       Trademarks(1)
     *10.28       Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2) *10.34 Real Estate Purchase
                  Agreement between Vermont Economic Development Authority and
                  Mace Security International, Inc.(2)
     *10.66       Employment Agreement between the Company and Jon E. Goodrich effective as of September 1, 1998 (3)
     *10.67       Employment Agreement between the Company and Mark A. Capone effective as of September 17, 1998 (3)
     *10.68       Settlement Agreement between the Company and MSP Retail, Inc.
                  dated December 2, 1998
     *10.69       Merger Agreement between Louis D. Paolino, Red Mountain
                  Holding, Ltd. and Mace Security International, Inc. dated as of March 26, 1999 +
     *10.70       Stock purchase Agreement, between Louis Paolino, Jr. and Mace
                  Security International, Inc. dated as of March 26, 1999
     *10.71       Employment Contract between Mace Security International, Inc.
                  and Robert M. Kramer dated March 26, 1999 (3)
     *10.72       Employment Contract between Mace Security International, Inc.
                  and Gregory M. Krzemien dated March 26, 1999 (3)
     *10.73       Amendment No. 1 to Merger Agreement between Louis D. Paolino,
                  Red Mountain Holding, Ltd. and Mace Security International,
                  Inc. dated April 13, 1999
     *10.74       Amendment No. 1 to Stock purchase Agreement, between Louis
                  Paolino, Jr. and Mace Security International, Inc. dated April
                  13, 1999
     *10.75       Stock Purchase Agreement dated as of February 4, 1999, by and between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich,
                  Rainer Dietrich, Amy Schmadeke, Elisa Rauch and Gunter Rauch and American Wash Services, Inc. (Exhibit 2.1 to the Company's
                  Current Report on Form 8-K dated May 17, 1999 (the "May 17,
                  1999 Form 8-K")) +
     *10.76       Amendment Number One to Stock Purchase Agreement dated April
                  1, 1999, between Gary Higgins, Rosario Higgins, Rosa Maria
                  Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch, Gunter
                  Rauch and Steven Sims and American Wash Services, Inc.
                  (Exhibit 2.2 to the May 17, 1999 Form 8-K)
     *10.77       Assignment dated May 17, 1999 between Mace Security
                  International, Inc., Mace Anti Crime Bureau, Inc., and
                  American Wash Services, Inc. (Exhibit 2.3 to the May 17, 1999
                  Form 8-K)
     *10.78       Car Wash Asset Purchase/Sale Agreement dated July 8, 1998
                  between Genie Car Wash Inc. of Austin, Genie Car Care Center,
                  Inc., Genie Car Service Center, Inc., and Cornett Limited
                  Partnership and Millennia Car Wash Group LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 18, 1999
                  (the "May 18, 1999 Form 8-K")) +
     *10.79       First Amendment to Car Wash Asset Purchase/Sale Agreement
                  effective July 8, 1998 between Genie Car Wash Inc. of Austin,
                  Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group
                  LLC (Exhibit 2.2 to the May 18, 1999 Form 8-K)
     *10.80       Second Amendment to Car Wash Asset Purchase/Sale Agreement
                  effective April 29, 1999 between Genie Car Wash Inc. of
                  Austin, Genie Car Care Center, Inc., Genie Car Service Center,
                  Inc., and Cornett Limited Partnership and Millennia Car Wash
                  Group LLC. (Exhibit 2.3 to the May 18, 1999 Form 8-K)
     *10.81       Third Amendment to Car Wash Asset Purchase/Sale Agreement
                  effective May 17, 1999 between Genie Car Wash Inc. of Austin,
                  Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group
                  LLC. (Exhibit 2.4 to the May 18, 1999 Form 8-K)
     *10.82       Fourth Amendment to Car Wash Asset Purchase/Sale Agreement
                  effective May 18, 1999 between Genie Car Wash Inc. of Austin,
                  Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group
                  LLC. (Exhibit 2.5 to the May 18, 1999 Form 8-K)
     *10.83       Promissory Note in the amount of $4,750,000 by Mace Car
                  Wash-Arizona, Inc., dated May 18, 1999, payable to Mike W.
                  Cornett as collecting agent for Genie Car Wash Inc. of Austin,
                  Genie Car Care Center, Inc., Genie Car Service Center, Inc.
                  and Cornett Limited Partnership. (Exhibit 2.6 to the May 18,
                  1999 Form 8-K)
     *10.84       Security Agreement dated May 18, 1999 between Mace Car
                  Wash-Arizona, Inc. and Genie Car Wash Inc. of Austin, Genie
                  Car Care Center, Inc., Genie Car Service Center, Inc. and
                  Cornet Limited Partnership. (Exhibit 2.7 to the May 18, 1999
                  Form 8-K)
     *10.85       Agreement of Sale dated as of April 22, 1999 by and among Gabe
                  Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and
                  Red Mountain Holdings, Ltd. (Exhibit 2.1 to the Company's
                  Current Report on Form 8-K dated June 1, 1999 (the "June 1,
                  1999 Form 8-K")) +

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

     *10.111 Amendment five of the Car Wash Asset Purchase/Sale Agreement dated as of May 10, 1999. (Exhibit 2.6 to the September 9, 1999 Form 8-K)
     *10.112 Amendment six of the Car Wash Asset Purchase/Sale Agreement dated as of June 25, 1999. (Exhibit 2.7 to the September 9, 1999 Form 8-K)
     *10.113 Amendment seven of the Car Wash Asset Purchase/Sale Agreement dated as of August 13, 1999. (Exhibit 2.8 to the September 9, 1999 Form 8-K)
     *10.114 Amendment eight of the Car Wash Asset Purchase/Sale Agreement dated as of August 27, 1999. (Exhibit 2.9 to the September 9, 1999 Form 8-K)
     *10.115 Stock Purchase Agreement dated as of June 21, 1999, by and between Ken H. Bachman, as Trustee under the Kenneth H. Bachman Revocable Trust under agreement dated September 12, 1994, Claudia Bachman, as Trustee under the Claudia Bachman Revocable Trust under agreement dated September 12, 1994, Carolyn Schmidt, Daniel Warmbier, and Diane Warmbier on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999) +
     *10.116 Stock Purchase Agreement and Sale Agreement dated September 8, 1999 among Mace Security International, Inc. and Park Equity Partners
     *10.117 Car Wash Asset Purchase/Sale Agreement dated as of April 20, 1999, between White Glove Partnership and Mace Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 1999) +
     *10.118 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of April 20, 1999 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 18, 1999)
     *10.119 Real Estate and Asset Purchase Agreement dated March 30, 1999, by and among Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 29, 1999) +
     *10.120 Amendment No. 1 dated as of March 30, 1999 by and among Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit
                  2.2 to the Company's Current Report on Form 8-K dated October 29, 1999) +
     *10.121 Closing letter to Real Estate and Asset Purchase Agreement dated March 30, 1999 as amended. (Exhibit 2.3 to the Company's Form 8-K dated October 29, 1999)
     *10.122 Agreement of Sale dated as of August 31, 1999, by and among Cherry Hill Car Wash, Inc., 1505 Associates General Partnership, Henry Gorenstein and Joan Rambler, and Mace Car Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Form 8-K dated December 29, 1999) +
     *10.123 Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc. and Bank One, Texas, NA
     *10.124 Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-B, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and
                  $1,696,103.31.
     *10.125 Asset Purchase Agreement dated as of January 24, 2000, by and among James Grandlich, Raymond Grandlich, and Arthur Grandlich, residents of the state of Arizona, Red Baron Truck Washes, Inc. and Mace Truck Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 24,
                  2000).+
     *10.126 Merger Agreement and Plan of Reorganization dated March 8, 2000, by and among Wash Depot Holdings, Inc., Mace Security International, Inc., and Mace Holdings, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 27,
                  2000).+
     *10.127 Acknowledgment of Schedules and Clarification of Certain Provisions of Merger Agreement dated April 27, 2000 (Exhibit
                  2.2 to the Company's Current Form on 8-K dated April 27,
                  2000).
     *10.128 Form of Equity Purchase Agreement to be issued by Mace to Fusion Capital (included as Exhibit A to Master Facility Agreement in Exhibit 10.1 of S-3) (Exhibit 4.1 to the Company's Current Form on S-3 dated April 11, 2000).
     *10.129 Master Facility Agreement, dated as of April 5, 2000, between Mace and Fusion Capital (Exhibit 10.1 to the Company's Current Form on S-3 dated April 11, 2000).

     10.130 Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400.
     10.131 Lease Agreement dated August 1, 2000 among Mace Security International, Inc. and Bluepointe, Inc.
     10.132 Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional amendments which are substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash - Arizona, Inc., are not being filed).

     11           Statement Re: Computation of Per Share Earnings
     21           Subsidiaries of the Company
     23.1         Consent of Grant Thornton LLP
     24           Power of Attorney (included on signature page)


-------------------

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

     None.

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

DATED the 20th day of March, 2001.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                                       Title                               Date
----                                                       -----                               ----
/s/ Louis D. Paolino, Jr.                      Chairman of the Board,                         3/20/01
-----------------------------------
Louis D. Paolino, Jr.                          Chief Executive Officer,
                                               President and Director
                                               (Principal Executive Officer)

/s/ Gregory M. Krzemien                        Chief Financial Officer                        3/20/01
-----------------------------------
Gregory M. Krzemien                            and Treasurer (Principal
                                               Financial and Accounting Officer)

/s/ Ronald R. Pirollo                          Chief Accounting Officer and                   3/20/01
-----------------------------------
Ronald R. Pirollo                              Controller

/s/ Jon E. Goodrich                            Director                                       3/20/01
-----------------------------------
Jon E. Goodrich

/s/ Robert M. Kramer                           Director                                       3/20/01
-----------------------------------
Robert M. Kramer

/s/ Matthew J. Paolino                         Director                                       3/20/01
-----------------------------------
Matthew J. Paolino

/s/ Constantine N. Papadakis                   Director                                       3/20/01
-----------------------------------
Constantine N. Papadakis

/s/ Mark S. Alsentzer                          Director                                       3/20/01
-----------------------------------
Mark S. Alsentzer

/s/ Richard B. Muir                            Director                                       3/20/01
-----------------------------------
Richard B. Muir

                       Mace Security International, Inc.
                       Consolidated Financial Statements
                    Years ended December 31, 2000 and 1999
                        Index to Financial Information


Contents

(a) Financial Information

        Report of Independent Certified Public Accountants................................................    F-2

        Audited Consolidated Financial Statements
        -----------------------------------------

        Consolidated Balance Sheets.......................................................................    F-3

        Consolidated Statements of Operations.............................................................    F-5

        Consolidated Statements of Stockholders' Equity...................................................    F-6

        Consolidated Statements of Cash Flows.............................................................    F-7

        Notes to Consolidated Financial Statements........................................................    F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Mace Security International, Inc.

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 2, 2001

              Mace Security International, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                         ASSETS                                             December 31,
                                                                                 --------------------------------------
                                                                                      2000                 1999
                                                                                 ----------------     -----------------
          Current assets:
              Cash and cash equivalents                                          $      4,838,023     $     2,320,804
              Accounts receivable, less allowance for doubtful
                 accounts of $260,825 and $102,393 in 2000 and 1999,
                 respectively                                                             737,547           1,874,547

              Inventories                                                               2,256,477           2,800,853
              Deferred income taxes                                                       118,575             139,705
              Prepaid expenses and other current assets                                 2,699,996           2,506,853
                                                                                 ----------------     ---------------
          Total current assets                                                         10,650,618           9,642,762
          Property and equipment:
              Land                                                                     32,597,872          30,429,075
              Buildings and leasehold improvements                                     36,739,752          31,718,084
              Machinery and equipment                                                   8,223,801           6,329,030
              Furniture and fixtures                                                      257,549             231,936
                                                                                 ----------------     ---------------
          Total property and equipment                                                 77,818,974          68,708,125
          Accumulated depreciation and amortization                                    (5,423,330)         (3,826,784)
                                                                                 ----------------     ---------------
                                                                                       72,395,644          64,881,341




          Excess of cost over net assets of acquired businesses, net of accumulated amortization of $1,143,239 and $276,605 in 2000 and
              1999, respectively                                                       20,881,085          20,723,085

          Other intangible assets, net of accumulated amortization
              of $1,223,702 and $1,144,428 in 2000 and 1999, respectively               1,142,485           1,029,347

          Other assets                                                                  1,061,596           1,838,821
                                                                                 ----------------     ---------------
          Total assets                                                           $    106,131,428     $    98,115,356
                                                                                 ================     ===============

                            See accompanying notes.


                LIABILITIES AND STOCKHOLDERS' EQUITY                              December 31,
                                                                       ------------------------------------
                                                                             2000                1999
                                                                       ----------------      --------------
Current liabilities:
    Current portion of notes payable to related parties                $              -      $    1,493,806
    Current portion of long-term debt                                         6,264,630           3,102,003
    Current portion of capital lease obligations                                 57,633              66,371
    Accounts payable                                                          2,821,752           3,372,950
    Income taxes payable                                                        190,127             110,725
    Deferred revenue                                                            315,743             557,154
    Accrued expenses and other current liabilities                            2,003,370           2,342,299
                                                                       ----------------      --------------
Total current liabilities                                                    11,653,255          11,045,308

Deferred income taxes                                                           272,473             587,625
Long-term debt, net of current portion                                       30,094,300          27,794,865
Capital lease obligations, net of current portion                               268,455             327,232
Other liabilities                                                               965,625           1,792,498

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                           -                   -
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued shares of 25,480,590 and
          22,821,675 in 2000 and 1999, respectively                             254,806             228,216

    Additional paid-in capital                                               69,905,062          63,992,607
    Accumulated deficit                                                      (7,282,548)         (7,600,607)
                                                                       ----------------      --------------
                                                                             62,877,320          56,620,216

    Less treasury stock at cost -256,666 common shares                                -             (52,388)
                                                                       ----------------      --------------
Total stockholders' equity                                                   62,877,320          56,567,828
                                                                       ----------------      --------------
Total liabilities and stockholders' equity                             $    106,131,428      $   98,115,356
                                                                       ================      ==============

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                                             Year ended December 31,
                                                                                       ----------------------------------
                                                                                            2000                 1999
                                                                                       -------------        -------------
                                                                                                              (Restated)
   Revenues:
       Car wash and detailing services                                                 $  37,811,611        $  17,073,284
       Lube and other automotive services                                                  4,869,506            2,692,532
       Fuel and merchandise sales                                                          5,061,351            2,092,082
       Security product sales                                                                      -            3,435,312
       Operating agreements                                                                  260,756              462,582
                                                                                       -------------        -------------
                                                                                          48,003,224           25,755,792

   Cost of revenues:
       Car wash and detailing services                                                    26,855,854           11,136,729
       Lube and other automotive services                                                  3,789,164            1,992,025
       Fuel and merchandise sales                                                          4,472,026            1,707,925
       Security product sales                                                                      -            1,818,316
                                                                                       -------------        -------------
                                                                                          35,117,044           16,654,995

   Selling, general and administrative expenses                                            7,302,912            5,753,194
   Depreciation and amortization                                                           2,467,217            1,095,517
   Costs of terminated acquisitions                                                          580,000                    -
   Merger costs                                                                                    -            1,875,000
   Restructuring, asset write-downs and change in control charges                            137,904            1,519,000
                                                                                       -------------        -------------

   Operating income (loss)                                                                 2,398,147           (1,141,914)

   Interest expense, net                                                                  (3,012,686)          (1,033,564)
   Other income                                                                              407,618              205,465
                                                                                       -------------        -------------
   Loss from continuing operations before income taxes                                      (206,921)          (1,970,013)

   Income tax benefit                                                                        (66,000)            (618,519)
                                                                                       -------------        -------------
   Loss from continuing operations                                                          (140,921)          (1,351,494)

   Discontinued Operations:
       (Loss) gain from discontinued operations, net of applicable income tax
       benefit of $130,000 in 2000 and income tax expense of $30,000 in 1999                (264,601)              91,379
       Gain on disposal of ICS, net of $107,000 of applicable income tax expense             723,581                    -
                                                                                       -------------        -------------

   Net income (loss)                                                                   $     318,059        $  (1,260,115)
                                                                                       =============        =============

   Basic and diluted income (loss) per share
       From continuing operations                                                      $       (0.01)       $       (0.10)
       From discontinued operations                                                             0.02                    -
                                                                                       -------------        -------------
       Total                                                                           $        0.01        $       (0.10)
                                                                                       =============        =============

   Weighted average number of shares outstanding                                          24,476,842           13,159,154
                                                                                       =============        =============

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                                          Additional
                                             Common         Common          Paid-in        Accumulated       Treasury
                                             Shares         Stock           Capital          Deficit           Stock       Total
                                           ----------     ---------       -----------      -----------       --------   -----------
Balance at December 31, 1998............    8,179,620      $ 81,796       $14,272,243      $(4,985,528)      $(52,388)  $ 9,316,123

Exercise of common stock options
  and warrants..........................    1,305,746        13,057         2,135,704                               -     2,148,761

Proceeds from sale of common stock,
  less commissions and issuance
  expenses of $457,201..................    6,295,558        62,956        14,191,468                                    14,254,424

Common stock issued in purchase
  acquisitions..........................    7,010,500        70,105        26,650,515                               -    26,720,620

Warrants issued in purchase
  acquisitions..........................                                    5,176,400                                     5,176,400

Effect of variable options vesting
  on change of control..................                                      587,000                                       587,000

Options issued for consulting
  services..............................                                       26,875                                        26,875

Common stock issued for consulting
  services..............................        4,444            44            26,620                               -        26,664

Stock issued to satisfy debt
  obligation............................       25,807           258           251,358                               -       251,616
Income tax benefit from exercise of
  non-qualified stock options...........                                      674,424                                       674,424

Transactions of pooled companies........                                                       (76,732)                     (76,732)

Dividends paid to former
  stockholders of pooled companies......            -             -                 -       (1,278,232)             -    (1,278,232)

Net loss................................            -             -                 -       (1,260,115)             -    (1,260,115)
                                           ----------     ---------       -----------      -----------       --------   -----------
Balance at December 31, 1999............   22,821,675       228,216        63,992,607       (7,600,607)       (52,388)    56,567,828

Sale of common stock less
  commissions and issuance
  expenses of $158,220..................    1,626,159        16,262         1,531,053                                     1,547,315

Exercise of common stock options
  and warrants..........................       43,750           438            80,779                                        81,217

Common stock issued in purchase
  acquisitions..........................    1,277,300        12,773         4,667,775                                     4,680,548

Common stock issued for services........       40,000           400           199,600                                       200,000

Common stock issued to satisfy debt
  obligation............................      106,985         1,070           385,787                                       386,857

Common stock issued for debt
  guarantee.............................       19,521           195            68,129                                        68,324

Cancellation of shares received from
  sale of ICS...........................     (450,000)       (4,500)       (1,008,000)                                   (1,012,500)

Shares purchased and retired............       (4,800)          (48)           (5,445)                                       (5,493)

Treasury shares retired.................                                      (52,388)                         52,388             -

Income tax benefit from exercise of
  non-qualified stock options...........                                       45,165                                        45,165

Net income..............................                                                       318,059                      318,059
                                           ----------     ---------       -----------      -----------       --------   -----------
Balance at December 31, 2000............   25,480,590      $254,806       $69,905,062      $(7,282,548)             -   $62,877,320
                                           ==========     =========       ===========      ===========       ========   ===========

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,
                                                                           -------------------------------------
                                                                                 2000                 1999
                                                                           ----------------       --------------
                                                                                                    (Restated)
Operating activities

Loss from continuing operations                                              $     (140,921)       $   (1,351,494)

Discontinued operations, net of income tax                                          458,980                91,379
                                                                           ----------------       ---------------
Net income (loss)                                                                   318,059            (1,260,115)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:


        Depreciation and amortization                                             2,467,217             1,095,517

        Provision for losses on receivables                                          24,772               154,465

        Write-down of assets                                                        137,904                     -

        Loss (gain) on disposal of property and equipment                            16,241                (5,655)

        Deferred income taxes                                                      (248,857)             (716,172)

        Non-cash portion of restructuring and change  in control
        charges                                                                           -             1,178,000


        Net gain on sale of ICS, including cash surrendered                        (975,199)                    -

        Non-cash expenses of discontinued operations                                 24,206                48,122

        Changes in operating assets and liabilities:


          Accounts receivable                                                       957,768              (425,706)

          Inventory                                                                  89,667              (407,962)

          Accounts payable                                                         (278,566)            1,020,923

          Deferred revenue                                                         (104,313)                5,571

          Accrued expenses                                                         (609,832)             (900,799)

          Income taxes                                                              (69,598)              118,837

          Prepaid expenses and other assets                                        (409,399)           (1,235,058)

          Discontinued operations                                                         -               326,835

          Other                                                                           -               (76,732)
                                                                           ----------------       ---------------
Net cash provided by (used in) operating activities                               1,340,070            (1,079,929)

Investing activities


Acquisition of businesses, net of cash acquired                                     (25,000)          (11,239,410)

Purchase of property and equipment                                               (1,344,060)           (2,301,204)

Proceeds from sale of property and equipment                                         15,468                14,850

Payments for intangibles                                                           (567,215)             (143,789)

Payments received on notes receivable from shareholder                                    -               903,547

Deposits and other prepaid costs on future acquisitions                             233,073            (1,098,560)
                                                                           ----------------       ---------------
Net cash used in investing activities                                            (1,687,734)          (13,864,566)

Financing activities

Proceeds from revolving line of credit, long term debt and
   capital lease obligations                                                      9,947,119               112,681
Payments on revolving line of credit, long-term debt
   and capital lease obligations                                                 (8,705,275)           (1,979,894)

Proceeds from issuance of common stock, net of offering costs                     1,628,532            15,743,185

Payments to purchase stock                                                           (5,493)                    -

Net payments on note payable to shareholder                                               -                (5,136)

Dividends paid to former stockholders of pooled companies                                 -            (1,278,232)
                                                                           ----------------       ---------------
Net cash provided by financing activities                                         2,864,883            12,592,604
                                                                           ----------------       ---------------
Net increase (decrease) in cash and cash equivalents                              2,517,219            (2,351,891)

Cash and cash equivalents at beginning of year                                    2,320,804             4,672,695
                                                                           ----------------       ---------------
Cash and cash equivalents at end of year                                     $    4,838,023        $    2,320,804
                                                                           ================       ===============

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

The accompanying consolidated financial statements include the financial position and results of operations of: (i) Mace Security International, Inc. (prior to combination), (ii) 50's Classic Car Wash and CRCD, Inc. (collectively, "Classic") which was acquired on August 25, 1999, and (iii) Eager Beaver Car Wash, Inc. ("Eager Beaver") which was acquired on September 9, 1999. These transactions were accounted for as poolings of interests.


                                                Year Ended December 31, 1999
                                              ---------------------------------
                                                   Revenue         Percentage

         Mace (prior to combination for
         pooling of interest acquisitions)         $20,558,041             80%
         Classic                                       892,158              3%
         Eager Beaver                                4,305,593             17%
                                              ---------------------------------
                                                   $25,755,792            100%
                                              =================================

2.       Summary of Significant Accounting Policies

Description of Business

The Company currently operates in one business segment: the Car Care segment, supplying complete car care and truck wash services (including wash, detailing, lube, and minor repairs). The Company's car care operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey, Delaware, Indiana and Ohio. During 1999 the Company also operated in two additional business segments: security product sales and computer products and services. The Company's security products and computer products and services provided products and services to various locations throughout the United States.

Revenue Recognition

Revenue from the Company's Car Care segment is recognized when services are rendered.

During 1999, revenue from the Company's Security Products sales segment was recognized when shipments were made, or for export sales when title had passed. The Company was paid $20,000 per month, beginning in February 2000, under an agreement which allowed Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division. This amount is included under income from operating agreements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business weeks.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security and car care products. Inventories at the Company's Car Care locations consist of various chemical cleaning supplies used in operations and merchandise and fuel for resale to consumers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 2 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $1,540,722 and $715,484 for the years ended December 31, 2000 and 1999, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $1.4 million in 2000 and $505,000 in 1999.

Excess Cost over Fair Market Value of Net Assets Acquired

The excess cost over fair market value of net assets acquired is amortized on a straight-line basis over 25 years commencing on the dates of the respective acquisitions. Amortization expense of excess cost over fair value of net assets acquired was $866,634 in 2000 and $276,605 in 1999.

The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the two year period ended December 31, 2000, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, and establishing a registered national brand name. Trademarks are stated at cost and amortized on a straight-line basis over 15 years. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt. The registered brand name is being amortized on a straight-line basis over 15 years.

Deferred Acquisition Costs

The Company capitalizes legal, accounting, engineering and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Deferred acquisition costs, included in other assets, were approximately $47,000 and $183,000 at December 31, 2000 and 1999, respectively.

Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ending June 30, 2000, management decided to terminate certain pending acquisitions the Company believed would not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. Costs of previously capitalized expenditures principally relate to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000 as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $3.1 million and $927,000 for the years ended December 31, 2000 and 1999, respectively.

Noncash investing and financing activities of the Company excluded from the statement of cash flows include debt paid with common stock of the Company of $386,857 and $251,616 in 2000 and 1999, respectively, and property additions financed by debt of $3.1 million in 1999.

Deferred Revenue

The Company records a liability for outstanding gift certificates and ticket books at its car care locations sold but not yet redeemed. The Company estimates these redeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemptions rates.

Advertising

The Company expenses the production costs of first time advertising when the advertising takes place. Advertising expense was approximately $863,000 and $538,000 in 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book value of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value based on current rates and terms.

Impairment of Long-lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of its long-lived assets which include trademarks, other intangibles, and other assets whenever changes in circumstances indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. The impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management currently believes the carrying amount of the Company's assets is equal to or exceeds their fair value.

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

New Accounting Standards

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. The Company adopted SFAS 133, as amended by SFAS 138, in the first quarter of fiscal year 2001. Based on the Company's minimal use of derivatives at the current time, the adoption of this standard did not have a significant impact on earnings or financial position of the Company as of December 31, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which addresses certain criteria for revenue recognition. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented the applicable provisions of SAB 101 in the first quarter of fiscal year 2001. Management believes the Company's revenue recognition policies comply with the guidance contained in the SAB, and therefore, the Company's results of operations were not materially affected.

In May 2000, The Emerging Issues Task Force reached consensus opinions on Issue 00-14, "Accounting for Certain Sales Incentives (Issue 00-14)". Issue 00-14 pertains to the recognition, measurement, and income statement classification of certain sales incentives, including discounts, coupons, rebates, and free products or services received by the customer. The issue requires certain incentives to be classified as a reduction of revenue. Management believes the Company's revenue recording policies comply with the guidance contained in the EITF, and therefore, the Company's results of operations were not materially affected.

3.       Acquisitions

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

Classic and Eager Beaver were Subchapter S Corporations prior to the mergers, whereby, the taxable income or loss flowed through to the individual shareholders. The effects of pro forma taxes as a C Corporation would result in additional income tax expense of approximately $0 and $214,000 for the years ended December 31, 2000 and 1999, respectively.

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $96,000 and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Classic and Eager Beaver, respectively. This total tax provision of $146,000 is included within income tax expense for 1999.

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

Additionally, on July 26, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Blue Planet Car Wash ("Blue Planet"), a full service car wash in the Dallas, Texas area, in exchange for 250,008 unregistered shares of common stock, and the assumption of approximately $1,554,000 of debt. This transaction has been accounted for using the purchase method of accounting.

4.     Discontinued Operations

On July 14, 1998, the Company sold substantially all of the assets of its Law Enforcement division within its security products segment. Accordingly, the operating results of its Law Enforcement division have been segregated from continuing operations and reported, on a comprehensive basis, as a separate line item on the consolidated statement of operations entitled "Discontinued Operations." In conjunction with the sale of assets, the Company licensed to the purchaser the use of Mace(R) and related trademarks and a patent for use by the purchaser in the Law Enforcement market and received a one-time license fee of $650,000. A portion of the sales price, $600,000, was retained by the purchaser in escrow to secure, among other things, the Company's obligations under the representations and warranties in the purchase agreement. During 1999, this amount was returned to the Company. Notwithstanding the sale of the Law Enforcement division, the Company fulfilled its obligation under a nonassignable Department of Defense contract which was completed in September of 1999. Accordingly, this contract is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 1999.

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

                                                                                           Law Enforcement
                                                                          ICS                 Division
                                                                    -------------          ---------------
                Year ended December 31, 2000

                Revenues                                            $     518,753          $             -
                Loss from discontinued operations                   $    (264,601)         $             -
                Gain on disposal                                    $     723,581    (1)   $             -

                Year ended December 31, 1999

                Revenues                                            $   2,925,217          $     1,135,051
                Income from discontinued operations                 $      67,347          $        24,032

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

The changes in the allowance for doubtful accounts are summarized as follows:

                                                                                  Year Ended December 31,
                                                                          -------------------------------------
                                                                                 2000               1999
                                                                          -----------------    ----------------
         Balance at beginning of year                                     $         102,393    $         90,904
         Additions (charged to expense)                                              24,772             154,465
         Adjustments                                                                133,660                   -
         Deductions                                                                       -            (142,976)
                                                                          -----------------    ----------------
         Balance at end of year                                           $         260,825    $        102,393
                                                                          =================    ================

6.       Inventories

Inventories consist of the following:

                                                                                    As of December 31,
                                                                          --------------------------------------
                                                                                 2000                 1999
                                                                          -----------------    -----------------
         Finished goods                                                   $         370,676    $         548,615
         Work in process                                                            114,501               93,561
         Raw materials and supplies                                                 763,202            1,091,026
         Fuel, merchandise inventory and car wash supplies                        1,008,098            1,067,651
                                                                          -----------------    -----------------
                                                                          $       2,256,477    $       2,800,853
                                                                          =================    =================

7.     Other Intangibles

The components of other intangibles are summarized below:

                                                                               Year Ended December 31,
                                                                        --------------------------------------
                                                                              2000                  1999
                                                                        ----------------     -----------------
       Trademarks                                                       $      1,748,578     $       1,743,154
       Trademark protection costs                                                154,208               154,208
       Deferred financing fees                                                   349,758                     -
       Registered brand name                                                     113,643                     -
       Capitalized development costs                                                   -               276,413
                                                                        ----------------     -----------------
              Total intangibles                                                2,366,187             2,173,775

       Less: Accumulated amortization of other                                 1,223,702             1,144,428
                                                                        ----------------     -----------------
       Other intangibles, net                                           $      1,142,485     $       1,029,347
                                                                        ================     =================

Amortization of other intangible assets was $59,861 and $103,428 for the year ended December 31, 2000 and 1999, respectively.

8.     Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:

                                                                                                     December 31,
                                                                                        --------------------------------------
                                                                                             2000                   1999
                                                                                        ---------------       ----------------
       Notes payable to Franchise Mortgage Acceptance Corporation ("FMAC"),
            interest rate of 8.52%, due in monthly installments totaling
            $145,936 including interest, through September 2013, collateralized by real property, equipment and inventory of certain of the
            Millennia Car Wash locations                                                $    13,626,777       $     14,190,326

       Notes payable to Bank One, Texas, NA, interest rate of prime plus .25% (9.75% at December 31, 2000), is due in monthly
            installments of $71,554 including interest, through
            November 2003, collateralized by real property and
            equipment of Eager Beaver Car Wash, Inc.                                          6,734,067                      -

       Notes payable to Bank One, Texas, NA, interest rates ranging from 8.9% to 9.75%, due in monthly installments totaling
            $57,735 per month including interest, through various
            dates ranging from June 2001 to January 2004,
            collateralized by real property and equipment of certain
            of Colonial Car Wash locations                                                    4,837,222              4,691,905

       Notes  payable to Bank One, Texas, NA which refinanced a note payable to
            Cornett Ltd. Partnership on February 17, 2000. The Bank One note, which provides for an interest rate of prime plus .25% (9.75% at
            December 31, 2000), is due in monthly installments of $49,699 including interest, through February 2003,  collateralized  by real
            property and equipment of Genie                                                   4,793,714              4,750,000

       Notes payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, through October
            2014, collateralized by real property and equipment in Lubbock, Texas             2,018,103              2,087,064

       Note payable to Transamerica Small Business Capital, Inc., interest rate of prime plus 2.5% (12% at December 31, 2000), is due in monthly installments of $16,120 including interest, through
            December 2022, collateralized  by real property and equipment
            of the Blue Planet Car Wash.                                                      1,497,640                      -

       Affiliate convertible notes payable to Bullseye Properties,
            interest at an interest rate of 7%, principal balance due on demand                        -              1,351,306

       Notes payable to Merriman Park J.V., interest rate of 9.5%, due in monthly installments of $11,605 including interest,
            through November 2011, collateralized by real property
            and equipment of certain of Colonial Car Wash locations                              943,732                995,842

       Note payable to Bank One Texas, NA, interest rate of prime plus .25%
            (9.75% at December 31, 2000), is due in monthly installments of
            $9,125 including interest, through July 2003, collateralized by real
            property and equipment of the Superstar Kyrene Car Wash                              843,810                      -

       Note payable to Southwest Bank, interest rate of 11.25%, due in monthly principal payments of $5,565 including interest, through October
            2001, collateralized by real property and equipment of certain of
            Colonial Car Wash locations                                                          391,754                441,571

       Note payable to Gabe and Alice Kirikian, interest rate of 7%
            due in quarterly payments of $25,850 plus interest, due in
            July 2004, collateralized by real property of Gabe's
            Plaza Car Wash                                                                       387,750                491,150

       Capitalized lease payable to Columbia Credit Company, interest rate of
            14.35%, due in monthly installments of $8,314 including interest,
            through May 2005, collateralized by certain equipment of Shammy Man                  326,089                373,460

       Note payable to Mitra II, interest payable at 8%, principal balance due
            April 2001, collateralized by certain real property in Arizona                       164,122                359,405

       Notes payable to various creditors, interest rates ranging from 5% to
            14.6%, payable in monthly installments totaling $5,252, through
            June 2003 collateralized by equipment of the Company                                  70,238                125,314

       Notes payable to individuals for consulting services, interest rates from
            8% to 12%, due on demand                                                              50,000                100,000

       Note payable - SouthTrust Bank, interest rate equal to the one, three or five year United States Treasury (as defined) plus 225 basis points;
            payable in equal monthly payments of principal and interest of
            $18,370 collateralized by car wash facilities of Eager Beaver                              -              2,155,637

       Notes payable to White Glove Partnership, interest rate of 8%, due in January 2000              -                345,000

       Note payable to Sovereign Bank, interest rate of prime plus one percent
            (9.5% at December 31, 1999), due on demand, secured by accounts
            receivable, inventory and fixed assets of ICS                                              -                150,000

       Note payable to related party, interest rate of 6%, due on demand                               -                122,500

       Notes payable to various financial institutions, interest rates ranging
            from 3.9% to 8.9%, payable in monthly installments totaling $2,159                         -                 33,797

       Interest only demand note payable to related party, interest rate of 7%                         -                 20,000
                                                                                         ---------------       ----------------
                                                                                              36,685,018             32,784,277

       Less: current portion                                                                   6,322,263              4,662,180
                                                                                         ---------------       ----------------
                                                                                         $    30,362,755       $     28,122,097
                                                                                         ===============       ================

On November 28, 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One, Texas N.A. ("Bank One") to refinance certain maturing debt including the $1.3 million convertible promissory note to Bullseye Properties, the $2.1 million SouthTrust Bank note maturing in May 2001, and the $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and provided approximately $1.4 million of additional funding, net of loan closing costs, for capital improvements and working capital.

In August 1999, the Company assumed a 7% Convertible Promissory Note in the amount of $1,348,379 in connection with an acquisition accounted for as a pooling of interests. The note was payable in monthly installments of $12,276, including interest, commencing in March 2000. The principal amount of the note, including unpaid interest, was convertible into the Company's common stock at the rate of $3.62 per share until August 2000 and at $3.875 per share thereafter. The note contained a call provision which provided the holder the right to call the note with a 90 day notice any time after April 15, 2000. The promissory note was called by the holder and was due on November 28, 2000. The promissory note was satisfied on March 7, 2001 with proceeds from the $6.7 million Bank One, Texas N.A. term note which were escrowed at December 31, 2000.

Additionally, in February 2000, the Company financed the remaining $4.35 million balance of the promissory note related to the acquisition of Genie through a $4.8 million three year term note (15 year amortization basis) with Bank One, Texas N.A. The term note also provided approximately $400,000 of additional funding, net of loan closing costs, for capital improvements and working capital.

Several of the Company's debt agreements contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. All of these covenants were met as of December 31, 2000, except for a debt coverage ratio related to the Bank One, Texas N.A. term notes. The Company has entered into amendments to the term loan agreements with Bank One and the Company is currently in compliance with the covenants as amended.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows: 2001 - $6,322,263; 2002 - $1,507,845; 2003 - $13,008,858; 2004 - $1,201,180; 2005 - $1,101,099; and 2006
and thereafter - $13,543,773.

9.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

                                                                  December 31,
                                                     ---------------------------------------
                                                           2000                   1999
                                                     ----------------       ----------------
           Accrued compensation                      $        540,642       $        539,315

           Accrued acquisition and merger
            transaction costs                                 125,262                378,519

           Property and other non-income taxes                643,972                654,371

           Other                                              693,494                770,094
                                                     ----------------       ----------------
                                                     $      2,003,370       $      2,342,299
                                                     ================       ================

10.   Liabilities

In connection with certain acquisitions made by the Company during 1999, the Company has accrued liabilities totaling $965,625 payable to sellers upon satisfactory resolution of certain contingencies. These amounts have been included in the purchase price allocations of the respective acquisitions.

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

In December 1999, the Company's stockholders approved the 1999 Stock Option Plan providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under this plan, 15,000,000 shares are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Company's Compensation Committee ("the Committee") with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2000, 2,489,184 options have been granted under the 1993 and 1999 Plan including 1,577,928 nonqualified stock options.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000 and 1999; risk-free interest rate ranges of 5.11% to 6.64% in 2000 and from 5.03% to 6.32% in 1999; dividend yield of 0%; expected volatility of the market price of the Company's common stock of 91% in 2000 and 86% in 1999; and a weighted-average expected life of the option of ten years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:

                                                     Year Ended December 31,
                                                -----------------------------------
                                                      2000              1999
                                                -----------------------------------
          Pro forma net loss                    $   (2,342,579)    $   (3,089,856)

          Pro forma diluted loss per share      $        (0.09)    $        (0.23)

       Activity with respect to these plans is as follows:

                                                                    2000                              1999
                                                       --------------------------------  --------------------------------
                                                                           Weighted                          Weighted
                                                                            Average                           Average
                                                                           Exercise                          Exercise
                                                           Number            Price           Number            Price
                                                       --------------------------------  --------------------------------
          Options outstanding beginning of period           2,721,708    $        5.26          501,000    $        1.37

          Options granted                                     330,325    $        2.45        2,840,918    $        5.37

          Options exercised                                   (43,750)   $        1.86         (439,710)   $        1.73

          Options repurchased                                      --               --              --     $          --

          Options canceled                                 (1,002,559)   $        7.73         (180,500)   $        4.69
                                                       --------------                    --------------
          Options outstanding end of period                 2,005,724    $        4.29        2,721,708    $        5.26
                                                       ==============                    ==============
          Options exercisable                                 970,915    $        4.42          398,876    $        4.33
                                                       ==============                    ==============
          Shares available for granting of options         13,140,816                        12,468,582
                                                       ==============                    ==============

       Stock options outstanding at December 31, 2000 under both plans are summarized as follows:

                                                                Weighted Avg.            Weighted
                      Range of               Number               Remaining            Avg. Exercise
                   Exercise Prices         Outstanding         Contractual Life            Price
                   ---------------         -----------         ----------------        -------------
                    $1.00 - $1.50            358,417                 3,017             $        1.31

                    $1.63 - $2.45              5,000                 2,078             $        1.63

                    $2.69 - $4.03            878,373                 3,009             $        2.96

                    $4.31 - $6.47            154,418                 3,309             $        5.04

                    $5.50 - $8.25            517,016                 3,079             $        7.28

                   $10.00 - $15.00            92,500                 3,060             $       10.68
                                          ----------
                                           2,005,724
                                          ==========

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

The Company has a remaining total of 2,150,464 warrants to purchase common stock outstanding at December 31, 2000, all of which are exercisable. In 1999, the Company issued warrants to purchase a total of 2,656,500 shares of the Company's stock at a weighted average exercise price of $2.11 per share in connection with the purchase of certain businesses and to a director. Warrants exercised in 1999 totaled 866,036 at a weighted average exercise price of $1.64 per share. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at any time through August 2, 2009 and have an exercise price ranging from $1.375 to $9.25 per share.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:

                                                                                            December 31,
                                                                              ----------------------------------------
                                                                                     2000                  1999
                                                                              ------------------    ------------------
Deferred tax liabilities:
     Property, equipment and intangibles..........................            $       (3,232,125)   $       (2,547,637)
     Other, net...................................................                       (60,322)                   --
                                                                              ------------------    ------------------
          Total deferred tax liabilities..........................                    (3,292,447)           (2,547,637)
Deferred tax assets:
     Allowance for doubtful accounts..............................                        36,665                38,695
     Inventories..................................................                        50,981                61,549
     Net operating loss carryforwards.............................                     3,414,955             2,543,447
     Deferred revenue.............................................                       125,371                84,405
     Compensation and related transition costs....................                       202,453               195,478
     Other, net...................................................                       153,475                91,143
                                                                              ------------------    ------------------
          Total deferred tax assets...............................                     3,983,900             3,014,717
Valuation allowance for deferred tax assets.......................                      (845,351)             (915,000)
                                                                              ------------------    ------------------
Deferred tax assets after valuation allowance.....................                     3,138,549             2,099,717
                                                                              ------------------    ------------------
Net deferred tax liabilities......................................            $         (153,898)   $         (447,920)
                                                                              ==================    ==================

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9.4 million that begin to expire during the year ended December 31, 2008, if unused. A valuation allowance has been provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The components of income tax benefit are:

                                                                                Year Ended December 31,
                                                                           ---------------------------------
                                                                                2000               1999
                                                                           --------------     --------------
                Current (principally state taxes)...............           $      159,857     $       97,653
                Deferred........................................                 (225,857)          (716,172)
                                                                           --------------     --------------
                Total income tax benefit........................           $      (66,000)    $     (618,519)
                                                                           ==============     ==============

     The significant components of deferred income tax benefit attributed to loss from continuing operations for the years ended December 31, 2000 and 1999 are as follows:

                                                                                 Year Ended December 31,
                                                                            --------------------------------
                                                                                2000                1999
                                                                            ------------       -------------
                Deferred tax expense...........................             $    875,651       $     439,842
                Loss carry forward.............................                 (871,508)           (903,805)
                Valuation allowance for deferred tax assets....                 (230,000)           (252,209)
                                                                            ------------       -------------

                                                                            $   (225,857)      $    (716,172)
                                                                            ============       =============

     A reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                                                Year Ended December 31,
                                                                          -----------------------------------
                                                                               2000                 1999
                                                                          ---------------      --------------
                Tax at U.S. federal statutory rate.............           $       (72,422)     $     (677,022)
                S Corporation income prior to pooling date.....                         -            (225,290)
                State taxes, net of federal benefit............                    93,039              30,509
                Nondeductible costs and other acquisition
                     accounting adjustments....................                   151,657             285,220
                S Corporation status termination...............                         -             121,648
                Valuation allowance for deferred tax assets....                  (230,000)           (192,259)
                Other..........................................                    (8,274)             38,675
                                                                          ---------------      --------------
                Provision for income taxes                                $       (66,000)     $     (618,519)
                                                                          ===============      ==============

13.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Year Ended December 31,
                                                                          ------------------------------------

                                                                               2000                 1999
                                                                          ---------------       --------------
                Numerator:
                Loss from continuing operations                           $      (140,921)      $   (1,351,494)
                Income from discontinued operations                               458,980               91,379
                                                                          ---------------       --------------
                Net income (loss)                                         $       318,059       $   (1,260,115)
                                                                          ===============       ==============

                Denominator:
                Denominator for basic income (loss)
                     per share - weighted average shares                       24,476,842           13,159,154
                Dilutive effect of options and warrants                                 -                    -
                                                                          ---------------       --------------
                Denominator for diluted income (loss)
                     per share - weighted average shares                       24,476,842           13,159,154
                                                                          ===============       ==============

                Basic and diluted income (loss) per share:
                     From continuing operations                           $         (0.01)      $        (0.10)
                     From discontinued operations                                    0.02                    -
                                                                          ---------------       --------------
                     Total                                                $          0.01       $        (0.10)
                                                                          ===============       ==============

The Company's options and warrants outstanding at December 31, 2000 and 1999 have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

14.      Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

15.      Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows: 2001 - $1,505,284; 2002 - $1,421,463; 2003 - $1,339,953; 2004 - $1,308,248; 2005 -
$852,346; and 2006 and thereafter - $2,856,521. Rental expense under these leases was $1,599,601 and $768,629 for the years ended December 31, 2000 and 1999, respectively.

In 1999, the Company had entered into month to month and long-term sublease agreements with tenants of their operating facility in Bennington, Vermont, including a related party. These agreements were assigned to another party in 1999. Total sublease rental income was $133,842 in 1999.

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

The Company leases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2000 and 1999 revenues of approximately $92,000 and $61,000, respectively were recognized under these leasing arrangements. These amounts are classified as other income in the accompanying statements of income.

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

16.      Employee Benefit Plans

Two subsidiaries of the Company maintain voluntary 401(k) plans covering substantially all of their respective employees. Under one of the plans, employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Internal Revenue Service. The Company matches 25% of each dollar contributed by employees up to 4% of their wages. The cost of the plan amounted to $0 and $15,000 in 2000 and 1999, respectively.

Under the second plan, employees may contribute from 1% to 25%. The Company match for this plan is discretionary. The cost of the plan amounted to approximately $3,000 and $2,000 in 2000 and 1999, respectively.

17.      Operating Agreements

During the years ended December 31, 2000 and 1999, the Company managed several car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax income earned under these operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. Additionally, the Company is currently being paid $20,000 per month under an agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

The results of operations subject to operating agreements were as follows:

                                                                      Year Ended          Year Ended
                                                                     December 31,        December 31,
                                                                         2000                1999
                                                                    --------------       -------------
                Revenues
                Car wash and detailing services                     $      803,900       $   8,421,825
                Lube and other automotive services                               -             641,296
                Fuel and merchandise sales                                  53,091           1,038,746
                Security products operating lease payments                 220,000                   -
                                                                    --------------       -------------
                                                                         1,076,991          10,101,867
                Cost of revenues
                Car wash and detailing services                            727,125           5,816,466
                Lube and other automotive services                               -             595,356
                Fuel and merchandise sales                                  37,520             911,139
                                                                    --------------       -------------
                                                                           764,645           7,322,961

                Selling, general, and administrative expenses               52,435             901,883
                Depreciation and amortization                                  102             722,064
                                                                    --------------       -------------
                Operating income                                           259,809           1,154,959

                Interest expense, net                                            -            (790,331)
                Other income                                                   947              97,954
                                                                    --------------       -------------
                Income earned under operating agreements            $      260,756       $     462,582
                                                                    ==============       =============

18.      Restructuring, Write-downs and Change in Control Charges

In conjunction with the Company's 1999 change in control, the Company restructured certain of its security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset write-down, and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 is non-cash in nature consisting of a $218,000 write-off of certain assets as a result of management abandoning certain product lines within the Company's security products segment; a $373,000 write-off of leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's recent change in control. The remaining charge of approximately $341,000 includes certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control. Additionally, in 2000, the Company wrote down the value of its Berlin, New Jersey facility by $137,904 to reflect the sales price of those assets in January 2001.

19.      Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarter ending June 30, 2000, management decided to terminate certain pending acquisitions the Company believed would not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. Costs of previously capitalized expenditures principally relate to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot

Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000 as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

20.      Related Party Transactions

In August 1999, Mace entered into a month-to-month lease arrangement with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, President and Chief Executive Officer, for Mace's executive offices in Mt. Laurel, New Jersey. The lease arrangement provided for monthly rental payments of $10,000. This monthly lease payment was considered to be more favorable than could be obtained on the open market for similar facilities. Effective August 1, 2000, after a survey of local real estate market pricing and upon the approval of the Audit Committee, Mace entered into a five-year lease with Bluepointe which provides for an initial monthly rental payment of $15,962, which increases by 5% per year in the succeeding years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area.

Robert M. Kramer, Mace's General Counsel, Executive Vice President and Secretary, is engaged in the practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer, which has rendered legal services to Mace since April 1999. Mace paid such corporation approximately $163,000 and $145,000 during the fiscal years ended December 31, 1999 and 2000, respectively.

Mace purchased car wash parts, equipment and related services from Sonny's Enterprises, Inc., a car wash parts and equipment company owned by Paul G. Fazio, the brother of Michael Fazio, Mace's former Vice President - Operations, totaling $391,000 in fiscal year 1999 and approximately $558,000 in fiscal year 2000. Mace contracted with Sonny's Enterprises based on the quality of parts, equipment and services offered by Sonny's Enterprises and the competitive prices that Sonny's Enterprises offered for such parts, equipment and services.

Mace purchased charter airline services from Air Eastern, Inc., a charter airline company owned by Louis D. Paolino, Jr., Mace's Chairman of the Board, Chief Executive Officer and President, totaling approximately $50,000 in fiscal 1999 and $84,000 in fiscal 2000. Mace believes that the rates charged are competitive when compared with similar services provided by independent airline charter companies.

In February 2000, Mace entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation. Mark Sport is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport to operate Mace's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for two six-month periods through July 31, 2001, as provided for in the original Management Agreement. In exchange, the Agreement requires Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the agreement. During the term of the Agreement, Mark Sport must operate the division in substantially the same manner as it has been operated prior to the Management Agreement. Mace's Security Products Division leases manufacturing and office space under a five-year lease with Vermont Mill Properties, Inc. ("Vermont Mill"), which provides for monthly lease payments of $6,667 beginning November 15, 1999. Vermont Mill is also controlled by Jon E. Goodrich.

The Company believes that each of the transactions described above was entered into on an arm's-length basis in the ordinary course of the Company's business and on the terms no less favorable to the Company than could be obtained from unaffiliated third parties.

21.      Segment Reporting

The Company currently operates in one business segment: the Car Care segment, supplying complete car and truck care services (including wash, detailing, lube, and minor repairs, fuel and merchandise sales). During 1999 the Company also operated in two additional business segments: the Security Products sales segment, producing and marketing retail consumer safety and security products, and the Computer Products and Services segment, developing software and manufacturing products and hardware for management and control of the car care industry.

On June 2, 2000 the Company sold its computer products and services subsidiary. Accordingly, the operating results for this segment have been segregated from continuing operations and are being reported as discontinued operations.

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

     Selected financial information for each reportable segment is as follows:

                                                               Year Ended December 31,
                                                        ---------------------------------------
                                                              2000                  1999
                                                        -----------------      ---------------
Revenues:
     Car care - external customers                      $      47,783,224      $    22,320,480
     Security products - external customers                             -            3,435,312
     Security products - operating agreement                      220,000                    -
     Security products - intersegment revenues                          -               11,620
     Elimination of intersegment revenues                               -              (11,620)
                                                        -----------------      ---------------
                                                        $      48,003,224      $    25,755,792
                                                        =================      ===============

Operating income:
     Car care                                           $       2,896,051      $     3,194,088
     Security products - operating agreement                      220,000             (942,002)
                                                        -----------------      ---------------
                                                        $       3,116,051      $     2,252,086
                                                        =================      ===============

Assets:
     Car care                                           $     102,615,891      $    93,283,956
     Security products                                          3,515,537            4,353,734
     Computer products and services                                     -              477,666
                                                        -----------------      ---------------
                                                        $     106,131,428      $    98,115,356
                                                        =================      ===============

Capital expenditures:
     Car care                                           $       2,154,247      $     5,266,537
     Security products                                             14,813               88,463
                                                        -----------------      ---------------
                                                        $       2,169,060      $     5,355,000
                                                        =================      ===============

Depreciation and amortization:
     Car care                                           $       2,467,217      $       834,298
     Security products                                                  -              261,219
                                                        -----------------      ---------------
                                                        $       2,467,217      $     1,095,517
                                                        =================      ===============

A reconciliation of operating income by reportable segment to total reported operating income (loss) is as follows:

                                                                               Year Ended December 31,
                                                                        --------------------------------------
                                                                              2000                  1999
                                                                        ----------------      ----------------
                     Total operating income for
                         reportable segments                            $      3,116,051      $      2,252,086
                     Costs of terminated acquisitions                            580,000                     -
                     Merger costs                                                      -             1,875,000
                     Restructuring, asset write-downs
                         and change in control charges                           137,904             1,519,000
                                                                        ----------------      ----------------
                     Total consolidated operating income (loss)         $      2,398,147      $     (1,141,914)
                                                                        ================      ================

                                 EXHIBIT INDEX



Exhibit
No.               Description
---               -----------
3.5               Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of Mace Security International, Inc.

10.130 Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400.

10.131 Lease Agreement dated August 1, 2000 among Mace Security International, Inc. and Bluepointe, Inc.

10.132 Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional amendments which are substantially identical in all material respects except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash- Arizona, Inc. are not being filed).

11                Statement Re: Computation of Per Share Earnings

21                Subsidiaries of the Company

23.1              Consent of Grant Thornton LLP