Form 10KSB/A
period 2000-12-31
MACE SECURITY INTERNATIONAL INC
filed 2001-04-18
CIK 912607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

                        Commission File number 0-22810
                                               -------

                       MACE SECURITY INTERNATIONAL, INC.
                       ---------------------------------
                       (Name of Small Business Issuer in Its Charter)
             DELAWARE                                             03-0311630
             --------                                             ----------
     (State or Other Jurisdiction of            (I.R.S. Employer Identification
     Incorporation or Organization)                                     No.)

1000 CRAWFORD PLACE, SUITE 400
------------------------------
      MT. LAUREL, NEW JERSEY                                         08054
      ----------------------                                         -----
        (Address of Principal                                       (Zip Code)
         Executive Offices)
                                (856) 778-2300
                                --------------
                          (Issuer's Telephone Number,
                             Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

         Title of Class:  Common Stock, par value    $.01 per share
         --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X      No
                                          -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's net sales for 2000 from continuing operations were $48,003,224. As of March 15, 2001, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the closing sale price of $.9375 on March 15, 2001, was approximately $14,154,442. As of March 15, 2001, the Registrant had 25,493,394 shares of common stock outstanding.

INDEX TO FORM 10-KSB/A - PART III


                                                                        Page
                                                                        ----

PART III  -  Item 9.    Directors, Executive Officers, Promoters          1
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

             Item 10.   Executive Compensation                            3


             Item 11.   Security Ownership of Certain Beneficial          7
                        Owners and Management

             Item 12.   Certain Relationships and Related                 9
                        Transactions

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                      Name                           Age                                    Position
                      ----                           ---                                    --------
Louis D. Paolino, Jr........................          44      Director, Chairman of the Board, President, and Chief Executive
                                                              Officer

Gregory M. Krzemien.........................          41      Chief Financial Officer and Treasurer

Robert M. Kramer............................          48      Director, General Counsel, Executive Vice President and Secretary

Ronald R. Pirollo...........................          42      Chief Accounting Officer and Controller

Matthew J. Paolino..........................          36      Director and Vice President

Mark S. Alsentzer...........................          46      Director

Jon E. Goodrich.............................          55      Director and Vice President of Security Products Division

Richard B. Muir.............................          45      Director

Constantine N. Papadakis, Ph.D. ............          55      Director

     All of the Mace's directors serve for terms of one year each until their successors are elected and qualified.

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

     ROBERT M. KRAMER serves as a director of Mace, and as the Executive Vice President, General Counsel and Secretary of Mace. Mr. Kramer is in charge of Mace's day-to-day car wash operations. Mr. Kramer has been a director of Mace since July 1, 1999. From June 1996 through

December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. Since 1989, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a B.S. and J.D. degree from Temple University of Law School. Mr. Kramer is 48 years old.

     RONALD R. PIROLLO serves as Chief Accounting Officer and Controller of the Company. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting from Villanova University in 1981. Mr. Pirollo is 42 years old.

     MATTHEW J. PAOLINO serves as a director and as a Vice President of Mace. Mr. Paolino has been a director of Mace since July 1, 1999. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of Mace. Mr. Paolino is 36 years old.

     MARK S. ALSENTZER serves as a director of Mace. Mr. Alsentzer has been a director of Mace since December 15, 1999. From December 1996 through the present, Mr. Alsentzer has been President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also serves as Director, and since January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. Mr. Alsentzer is 46 years old.

     JON E. GOODRICH serves as a director of Mace and Vice President of the Security Product Division of Mace. Mr. Goodrich has been a director of Mace since November 1993. From June 1987 through June 1995 and from January 1996 through March 1997, Mr. Goodrich was the Chairman of the Board of Mace. From June 1987 through January 1996 and from March 1997 through May 1999, Mr. Goodrich was President and Chief Executive Officer of Mace. From November 1985 through January 1997, Mr. Goodrich was Vice President of Gould & Goodrich Leather, Inc. (a leather products manufacturer). From November 1985 through January 1997, Mr. Goodrich was President of G&G Realty, Inc. (a real estate management company). Mr. Goodrich is 55 years old.

     RICHARD B. MUIR serves as a director of Mace. Mr. Muir has been a director of Mace since December 15, 1999. From 1998 through the present, Mr. Muir has been Executive Vice President and Secretary of Excel Legacy Corp. (a real estate development company). From 1989 through May 1999, Mr. Muir was Executive Vice President and Secretary of New Plan Excel Realty Trust, Inc. (a real estate development company). Mr. Muir also serves as a director of Excel Legacy Corporation and Warner Beck, Inc. (a securities broker/dealer firm). Mr. Muir is 45 years old.

     CONSTANTINE N. PAPADAKIS, PH.D. serves as a director of Mace. Dr. Papadakis has been a director since May 24, 1999. From 1995 through the present Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of Fidelity Financial of Ohio and the Philadelphia Stock Exchange. Dr. Papadakis is 55 years old.

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

     Based upon Mace's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2000 were made on a timely basis.

Item 10. Executive Compensation.

     The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace's Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended December 31, 2000, 1999 and 1998.

                         SUMMARY COMPENSATION TABLE(1)

                                           Annual Compensation
                                           -------------------

                                                                                                     Awards
                                             Fiscal Years                                          Securities
  NAME AND                                      ended                                              Underlying
  PRINCIPAL POSITIONS                        December 31        Salary ($)        Bonus ($)       Options (#)
  -------------------                        -----------        ----------        ---------       -----------
  Louis D. Paolino, Jr.,                        2000             $320,001           --              10,000
      President, Chief Executive                1999             $201,565           --               --
      Officer and Chairman of the               1998               --               --               --
      Board (2)

  Robert M. Kramer,                             2000             $125,000           --              10,000
      Executive Vice President,                 1999             $ 76,953           --             237,209
      General Counsel and Secretary (3)         1998               --               --               --

  Gregory M. Krzemien,                          2000             $110,001           --               --
      Chief Financial Officer and               1999             $ 67,723           --             125,000
      Treasurer (3)                             1998               --               --               --

  Ronald R. Pirollo,                             2000            $ 91,845         $10,000            10,000
      Chief Accounting Officer                   1999            $ 38,854           --               50,000
      and Controller (3)                         1998               --              --                --

  Jon E. Goodrich,                               2000               --              --                --
      Former President and Chief                 1999            $ 93,750           --                --
      Executive Officer, Current                 1998            $123,714           --                --
      Vice President of Security
      Division (4)

(1) The columns captioned "Annual Compensation - Other Annual Compensation," "Long-Term Compensation - Restricted Stock Awards," "LTIP Payouts," and "All Other Compensation" have been omitted because, in the first case, none of the Named Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because (i) the Company made no restricted stock awards, (ii) maintained no long-term incentive plan, and (iii) paid no other compensation to the Named Officers, in each case during the fiscal year ended December 31, 2000. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.
(2) Mr. Louis D. Paolino, Jr. has served as President and Chief Executive Officer since May 24, 1999 and Chairman of the Board since July 1, 1999.
(3) Employment commenced on March 26, 1999. A partial year's base compensation was paid in the fiscal year ended December 31, 1999 and no base compensation was paid in the fiscal year ended December 31, 1998.
(4) Mr. Goodrich served as President and Chief Executive Officer until July 1, 1999.


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

       On October 18, 2000, Mace granted options to purchase 20,000 shares of Mace common stock at $1.2813 to each of Mace's outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine Papadakis, for their service on the Board of Directors during 2000. Additionally, on October 18, 2000, Mace granted options to purchase 10,000 shares of Mace common stock at $1.2813 to each of Mace's directors, Louis D. Paolino, Jr., Robert M. Kramer, Matthew Paolino, Jon
E. Goodrich, Richard B. Muir, Mark S. Alsentzer and Constantine Papadakis, for agreeing to serve on the Board of Directors for 2001.

Option and Warrant Grants in Last Fiscal Year

       The following table sets forth certain information concerning individual grants of stock options to the Named Officers during the fiscal year ended December 31, 2000.

                     OPTION GRANTS IN LAST FISCAL YEAR (1)
                              (Individual Grants)

                                       Number of            % of Total
                                       Securities            Options
                                       Underlying           Granted to           Exercise
                                        Options            Employees in          Price Per        Expiration
Name                                    Granted          Fiscal Year (1)           Share             Date
--------------------------------       -----------       ---------------         ---------        ----------
Louis D. Paolino, Jr............         10,000 (2)                3.0%             $1.28          10/18/10

Gregory M. Krzemien.............               -                    -                 -                   -

Robert M. Kramer................         10,000 (2)                3.0               1.28          10/18/10

Ronald R. Pirollo...............         10,000 (3)                3.0               4.31           2/24/10

Matthew J. Paolino..............         10,000 (2)                3.0               1.28          10/18/10

(1) The Company granted options and warrants to employees to purchase a total of 330,325 shares of common stock during the fiscal year ended December 31, 2000. All of these grants were made at fair market value.
(2)    Options to purchase 10,000 shares will vest on December 12, 2001.
(3)    Options to purchase 10,000 shares vested on August 24, 2000.

        During 2000, Louis D. Paolino, Jr., Robert M. Kramer and Matthew J. Paolino received grants of options to purchase 10,000 shares of Mace common stock at a price of $1.28 per share in connection with their agreement to serve as directors of the Company during 2001. Additionally, during 2000, Ronald R. Pirollo received grants of options to purchase 10,000 shares of Mace common stock at a price of $4.3125 per share. Mr. Paolino holds warrants to acquire 1,136,364 shares of Mace common stock that he acquired in connection with the change of control transactions described under "Certain Relationships and Related Party Transactions - Acquisition of Control of Mace". Mace does not consider these warrants to be compensation for Mr. Paolino's services under his employment agreement or otherwise.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options of the Named Officers during the fiscal year ended December 31, 2000. No options were exercised by any of the Named Officers during the fiscal year ended December 31, 2000. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company's common stock on December 31, 2000 was $0.9062 per share. No options were in-the-money at December 31, 2000; accordingly, the column captioned "Value of Unexercised In-the-Money Options/SARs at Fiscal Year End" has been omitted.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                               Number of Securities
                                         Underlying Unexercised Options
                                                at Fiscal Year End
                                         ------------------------------
          Name                            Exercisable    Unexercisable
         ------------------------------  -------------  ---------------
          Louis D. Paolino, Jr. .......          -           10,000
          Gregory M. Krzemien..........     81,105           43,895
          Robert M. Kramer.............     93,024          116,976
          Ronald R. Pirollo............     35,000           25,000
          Matthew J. Paolino...........     81,105           53,895


Employment Agreements

     Louis D. Paolino, Jr. Employment Agreement

     Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a four-year employment agreement dated May 24, 1999, expiring on May 24, 2003. The principal terms of the employment agreement include: annual salary of $350,000; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three month period following a termination of employment; and a $7,000,000 payment in the event that Mr. Paolino's employment is terminated for any reason, except for death and disability. Mr. Paolino is currently paid an annual salary of $320,000. Other than the options to purchase 10,000 shares of Mace common stock granted to each director who agreed to serve on the Board of Directors during 2001, Mace has not granted options to purchase Mace common stock to Louis
D. Paolino, Jr. as compensation for his services to Mace, under his employment agreement or otherwise. Mr. Paolino, however, holds warrants to acquire 1,136,364 shares of Mace common stock that he acquired in connection with the change of control transactions described under "Certain Relationships and Related Party Transactions - Acquisition of Control of Mace".

     Other Executive Employment Agreements

     Mace currently employs Robert M. Kramer, Matthew J. Paolino, Gregory M. Krzemien and Ronald R. Pirollo under four-year employment agreements dated March 26, 1999, expiring on March 26, 2003. Each employment agreement provides for annual salary, certain medical and other employee benefits, and a prohibition against competing with Mace during employment and for a three month period following a termination of employment. In addition, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $2.6875 per share that vest over a period of four years, except in the event of a change of control or employment termination without cause, in which case such options vest immediately. The table below discloses the current salary and initial option grants for these executive officers.

                                                                        Initial
                                                        Current         Option
     Name                  Office                    Annual Salary      Grant
     ----                  ------                    -------------      -----

     Robert M. Kramer      Executive Vice President       $137,500      200,000
                           and General Counsel

     Gregory M. Krzemien   Chief Financial Officer        $121,500      125,000
                           and Treasurer

     Matthew J. Paolino    Vice President                 $ 45,000      125,000

     Ronald R. Pirollo     Chief Accounting Officer       $112,500       50,000
                           and Controller

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following beneficial ownership table sets forth information as of March 31, 2001 regarding beneficial ownership of shares of Mace common stock by the following persons:

     . each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace's records or the records of the Securities and Exchange Commission;

     . each director of Mace;

     . the Named Officers; and

     . all directors and executive officers of Mace as a group.

     Unless otherwise indicated, to our knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of March 31, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

                 Name                    Shares Beneficially Owned    Percent(1)
                 ----                    -------------------------    ----------

Louis D. Paolino, Jr...................       6,446,030  (2)          24.2%
  1000 Crawford Place, Suite 400
  Mt. Laurel, NJ 08054

Excel Legacy Corporation...............       3,812,500  (3)          14.9%
  16955 Via Del Campo
  San Diego, CA  92127

Mark S. Alsentzer (13).................       1,120,000  (4)           4.4%

Jon E. Goodrich (13)...................         854,049  (5)           3.4%

Matthew J. Paolino (13)................         475,314  (6)           1.9%

Robert M. Kramer (13)..................         307,673  (7)           1.2%

Constantine N. Papadakis, Ph.D. (13)...          60,000  (8)            *

Richard B. Muir (13)...................          20,000  (9)            *

Gregory M. Krzemien (13)...............         131,605 (10)            *

                 Name                    Shares Beneficially Owned    Percent(1)
                 ----                    -------------------------    ----------

Ronald R. Pirollo (13).................          45,000 (11)            *

All current directors and executive           9,459,671 (12)          34.9%
  officers as a group (9 persons)......

_________________
* Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 25,491,344 shares outstanding on March 31, 2001.
(2) Includes (i) warrants to acquire 1,136,364 shares and (ii) 1,162,750 shares for which Louis Paolino, Jr. has been granted irrevocable proxies to vote such shares. See "Irrevocable Proxies Granted to Louis D. Paolino, Jr." below.
(3) Includes (i) 3,500,000 shares and (ii) warrants to purchase 62,500 shares, all held by Millennia Car Wash LLC, a limited liability company controlled by Excel Legacy Corporation.
(4) Includes (i) warrants to purchase 50,000 shares, and (ii) options to purchase 20,000 shares.
(5) Includes 15,500 shares held by Jon Goodrich's wife. Jon Goodrich disclaims beneficial ownership of the shares owned by his wife.
(6)    Includes options to purchase 81,105 shares.
(7) Includes (i) warrants to acquire 75,000 shares and (ii) options to purchase 93,024 shares.
(8)    Represents options to purchase 60,000 shares.
(9)    Represents options to purchase 20,000 shares.
(10)   Includes options to purchase 81,105 shares.
(11)   Includes options to purchase 35,000 shares.
(12)   See Notes 2, 4, 5, 6, 7, 8, 9, 10 and 11 above.
(13)   Business address - 1000 Crawford Place, Suite 400, Mt. Laurel, NJ  08054.

Irrevocable Proxies Granted to Louis D. Paolino, Jr.

       The following stockholders have granted to Louis D. Paolino, Jr., irrevocable proxies for the sole power to vote, but not to dispose of, the 1,162,750 aggregate shares of Mace common stock owned by such stockholders until the expiration date of such proxies:

                                                           Expiration Date
Stockholder                                     Shares        of Proxies
-----------                                     ------        ----------

D. Nagelberg & B. Nagelberg, Trustees          581,375         10-05-03
   of Nagelberg Family Trust
Joyce Heller                                   236,000         10-05-03
Ronald I. Heller IRA                           345,375         10-05-03
                                             ---------
Total                                        1,162,750
                                             ---------

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

     The first transaction involved the purchase from Mace of an aggregate of 3,735,000 unregistered shares of Mace common stock for $1.375 per share; 1,910,000 shares by Louis D. Paolino, Jr. and an aggregate of 1,825,000 shares by certain members of his management team and certain other individuals designated by Mr. Paolino. These purchases were made pursuant to a Stock Purchase Agreement dated March 26, 1999 (as amended) between Mace and Mr. Paolino. Additional related purchases were also made on July 1, 1999 pursuant to this Stock Purchase Agreement:

     . Louis D. Paolino, Jr. purchased 1,000,000 shares of Mace common stock directly from Mr. Goodrich for $1.375 per share and 100,000 shares of Mace common stock directly from each of two other stockholders of Mace for $1.375 per share ;

     . Robert M. Kramer purchased 50,000 shares of Mace common stock directly from Mr. Goodrich for $1.375 per share; and

     . Ten individuals designated by Louis D. Paolino, Jr. purchased from Mace an aggregate of 1,850,000 shares of Mace common stock for $2.00 per share.

AWS Transaction

     The second transaction involved the merger of American Wash Services, Inc., a car wash facility company controlled by Louis D. Paolino, Jr. with and into a wholly-owned subsidiary of Mace pursuant to a merger agreement entered into March 26, 1999. The Merger was completed on July 1, 1999. Louis D. Paolino, Jr. and Red Mountain Holdings, Ltd., American Wash's other shareholder, received in exchange for all of the shares of American Wash, $4,687,500, in cash, and 628,362 unregistered shares of Mace common stock, of which Louis D. Paolino, Jr. received 470,000 shares and Red Mountain received 158,362 shares. Louis D. Paolino, Jr. and Robert Kramer received the following additional consideration in connection with this Merger:

     . Louis D. Paolino, Jr. received a warrant to purchase 1,500,000 shares of Mace common stock at a purchase price of $1.375 per share;

     . Louis D. Paolino, Jr. received a warrant to purchase 250,000 shares of Mace common stock at a purchase price of $2.50 per share (which has subsequently been assigned to a third party); and

     . Robert M. Kramer received a warrant to purchase 75,000 shares of Mace common stock at a purchase price of $1.375 per share.

     Mace's Board of Directors and management team were restructured in connection with these transactions. Louis D. Paolino, Jr. was appointed as Mace's Chairman, President and Chief Executive Officer. The entire Board of Directors, other than Mr. Goodrich, resigned and was replaced by Louis D. Paolino, Jr., Robert M. Kramer, Constantine N. Papadakis, Matthew J. Paolino and Rodney Proto and the Board appointed Mr. Kramer as Mace's Secretary, Executive Vice President and General Counsel and Mr. Krzemien as Mace's Chief Financial Officer and Treasurer.

Related Party Transactions

     In August 1999, Mace entered into a month-to-month lease arrangement with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, President and Chief Executive Officer, for Mace's executive offices in Mt. Laurel, New Jersey. The lease arrangement provided for monthly rental payments of $10,000. This monthly lease payment was considered to be more favorable than could be obtained on the open market for similar facilities. Effective August 1, 2000, after a survey of local real estate market pricing and upon the approval of the Audit Committee, Mace entered into a five-year lease with Bluepointe which provides for an initial monthly rental payment of $15,962, which increases by 5% per year in the succeeding years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area.

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

     Mace purchased car wash parts, equipment and related services from Sonny's Enterprises, Inc., a car wash parts and equipment company owned by Paul G. Fazio, the brother of Michael Fazio, Mace's former Vice President -Operations, totaling $391,000 in fiscal year 1999 and approximately $558,000 in fiscal year 2000. Mace contracted with Sonny's Enterprises based on the quality of parts, equipment and services offered by Sonny's Enterprises and the competitive prices that Sonny's Enterprises offered for such parts, equipment and services.

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

                              MACE SECURITY INTERNATIONAL, INC.


                              By:   /s/ Gregory M. Krzemien
                                 -----------------------------------------------
                                 Name:     Gregory M. Krzemien
                                 Title:    Chief Financial Officer and Treasurer

Date:  April 18, 2001