Form 10-Q
period 2001-03-31
MACE SECURITY INTERNATIONAL INC
filed 2001-05-11
CIK 912607

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 31, 2001        COMMISSION FILE NO. 0-22810


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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ____
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 8, 2001, there were 25,436,427 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.


================================================================================

                       Mace Security International, Inc.

                                   Form 10-Q
                         Quarter Ended March 31, 2001



                                   Contents

                                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - March 31, 2001 (Unaudited)
         and December 31, 2000                                                     2

   Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000 (Restated) (Unaudited)               4

   Consolidated Statement of Stockholders' Equity
         for the three months ended March 31, 2001 (Unaudited)                     5

   Consolidated Statements of Cash Flows for the
         three months ended March 31, 2001 and 2000 (Restated) (Unaudited)         6

   Notes to Consolidated Financial Statements (Unaudited)                          7

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           11

PART II - OTHER INFORMATION

Item 5 -  Other Information                                                       19

Item 6 -  Exhibits and Reports on Form 8-K                                        19

                        PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                          Consolidated Balance Sheets



                                                                   March 31,     December 31,
                            ASSETS                                   2001            2000
                                                                 -------------  --------------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                    $   5,405,457  $    4,838,023
    Accounts receivable, less allowance for doubtful
      accounts of $265,202 and $260,825 in 2001 and 2000,
      respectively                                                     873,354         737,547
    Inventory                                                        2,161,946       2,256,477
    Deferred income taxes                                              116,728         118,575
    Prepaid expenses and other current assets                        2,772,446       2,699,996
                                                                 -------------  --------------
Total current assets                                                11,329,931      10,650,618
Property and equipment:
     Land                                                           33,094,907      32,597,872
     Buildings and leasehold improvements                           36,541,607      36,739,752
     Machinery and equipment                                         8,425,955       8,223,801
     Furniture and fixtures                                            421,736         257,549
                                                                 -------------  --------------
Total property and equipment                                        78,484,205      77,818,974
Accumulated depreciation and amortization                           (5,873,863)     (5,423,330)
                                                                 -------------  --------------
                                                                    72,610,342      72,395,644

Excess of cost over net assets of acquired businesses, net of accumulated amortization of $1,362,523 and $1,143,239 in
 2001 and 2000, respectively                                        20,760,974      20,881,085

Other intangible assets, net of accumulated amortization
 of $1,271,926 and $1,223,702 in 2001 and 2000, respectively         1,096,708       1,142,485

Other assets                                                           212,694       1,061,596
                                                                 -------------  --------------
Total assets                                                     $ 106,010,649  $  106,131,428
                                                                 =============  ==============

                            See accompanying notes.

                                                      March 31,    December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY           2001          2000
                                                   -------------  -------------
                                                    (Unaudited)
Current liabilities:
 Current portion of long-term debt                 $   6,330,917  $   6,264,630
 Current portion of capital lease obligations            134,191         57,633
 Accounts payable                                      2,687,419      2,821,752
 Income taxes payable                                    160,223        190,127
 Deferred revenue                                        179,358        315,743
 Accrued expenses and other current liabilities        1,998,903      2,003,370
                                                   -------------  -------------
Total current liabilities                             11,491,011     11,653,255

Deferred income taxes                                    414,530        272,473
Long-term debt, net of current portion                29,620,836     30,094,300
Capital lease obligations, net of current portion        341,396        268,455
Other liabilities                                        890,625        965,625


Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares - 10,000,000
   Issued and outstanding shares - none                        -              -
 Common stock, $.01 par value:
   Authorized shares - 100,000,000
   Issued and outstanding shares of 25,491,344 and
   25,480,590 in 2001 and 2000, respectively             254,913        254,806

 Additional paid-in capital                           69,978,008     69,905,062
 Accumulated deficit                                  (6,980,670)    (7,282,548)
                                                   -------------  -------------
Total stockholders' equity                            63,252,251     62,877,320
                                                   -------------  -------------
Total liabilities and stockholders' equity         $ 106,010,649  $ 106,131,428
                                                   =============  =============

                            See accompanying notes.

                       Mace Security International, Inc.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                         2001          2000
                                                                    -------------  ------------
                                                                                    (Restated)
Revenues:
 Car wash and detailing services                                    $  10,614,432  $  9,280,718
 Lube and other automotive services                                     1,205,680     1,182,953
 Fuel and merchandise sales                                               948,814     1,267,082
 Operating agreements                                                      60,000        29,481
                                                                    -------------  ------------
                                                                       12,828,926    11,760,234
Cost of revenues:
 Car wash and detailing services                                        7,325,904     6,257,480
 Lube and other automotive services                                       898,498       884,074
 Fuel and merchandise sales                                               855,884     1,083,723
                                                                    -------------  ------------
                                                                        9,080,286     8,225,277

Selling, general and administrative expenses                            1,837,847     1,652,170
Depreciation and amortization                                             675,084       562,849
                                                                    -------------  ------------

Operating income                                                        1,235,709     1,319,938

Interest expense, net                                                    (818,581)     (712,954)
Other income                                                               62,750        84,128
                                                                    -------------  ------------
Income from continuing operations before income taxes                     479,878       691,112

Income tax expense                                                        178,000       221,000
                                                                    -------------  ------------

Income from continuing operations                                         301,878       470,112

Loss from discontinued operations,
 net of $89,000 applicable income tax benefit                                   -      (189,645)
                                                                    -------------  ------------

Net income                                                          $     301,878  $    280,467
                                                                    =============  ============
Basic income (loss) per share
 From continuing operations                                         $        0.01  $       0.02
 From discontinued operations                                                   -         (0.01)
                                                                    -------------  ------------
 Total                                                              $        0.01  $       0.01
                                                                    =============  ============

Weighted average number of shares outstanding                          25,485,313    23,175,411
                                                                    =============  ============
Diluted income (loss) per share
 From continuing operations                                         $        0.01  $       0.02
 From discontinued operations                                                   -         (0.01)
                                                                    -------------  ------------
 Total                                                              $        0.01  $       0.01
                                                                    =============  ============

Weighted average number of shares outstanding                          25,485,836    24,778,754
                                                                    =============  ============

                            See accompanying notes.

                       Mace Security International, Inc.

                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                    Number of   Par Value    Additional
                                     Common     of Common      Paid-in      Accumulated
                                     Shares       Stock        Capital        Deficit          Total
                                   ----------  -----------  -------------  -------------   ------------
Balance at December 31, 2000.....  25,480,590  $   254,806  $  69,905,062  $  (7,282,548)  $ 62,877,320

Common stock issued in purchase
 acquisitions....................      12,804          128         74,872                        75,000

Shares purchased and retired.....      (2,050)         (21)        (1,926)                       (1,947)

Net income.......................                                                301,878        301,878
                                   ----------  -----------  -------------  -------------   ------------

Balance at March 31, 2001........  25,491,344  $   254,913  $  69,978,008  $  (6,980,670)  $ 63,252,251
                                   ==========  ===========  =============  =============   ============

                            See accompanying notes.

                       Mace Security International, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                      2001         2000
                                                                  -----------   -----------
                                                                                 (Restated)
Operating activities
Income from continuing operations                                 $   301,878   $   470,112
Discontinued operations, net of income tax                                  -      (189,645)
                                                                  -----------   -----------
Net income                                                            301,878       280,467

Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                                      675,084       562,849
   Provision for losses on receivables                                      -        12,361
   Deferred income taxes                                              143,904        98,169
   Non-cash expenses of discontinued operations                             -        14,235
   Changes in operating assets and liabilities:
      Accounts receivable                                             (71,520)      162,790
      Inventory                                                        35,512      (232,685)
      Accounts payable                                               (181,778)     (439,391)
      Deferred revenue                                               (136,385)     (191,610)
      Accrued expenses                                                    672      (209,976)
      Income taxes                                                    (29,904)       17,360
      Prepaid expenses and other assets                                43,176     1,342,267
                                                                  -----------   -----------
Net cash provided by operating activities                             780,639     1,416,836

Investing activities
Purchase of property and equipment                                   (247,346)     (284,024)
Proceeds from sale of property and equipment                          466,049             -
Payments for intangibles                                               (2,447)     (249,928)
Deposits and other prepaid costs on future acquisitions                (6,836)     (101,438)
                                                                  -----------   -----------
Net cash provided by (used in) investing activities                   209,420      (635,390)

Financing activities
Proceeds from revolving line of credit, long term debt and
 capital lease obligations                                                  -       950,000
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                       (420,678)     (790,653)
Proceeds from issuance of common stock, net of offering costs               -        57,778
Payments to purchase stock                                             (1,947)            -
Net payments on note payable to shareholder                                 -        (2,927)
                                                                  -----------   -----------
Net cash (used in) provided by financing activities                  (422,625)      214,198
                                                                  -----------   -----------
Net increase in cash and cash equivalents                             567,434       995,644
Cash and cash equivalents at beginning of period                    4,838,023     2,320,804
                                                                  -----------   -----------
Cash and cash equivalents at end of period                        $ 5,405,457   $ 3,316,448
                                                                  ===========   ===========

                            See accompanying notes.

                       Mace Security International, Inc.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2001 are not necessarily indicators of the operating results for the full year. The Company has restated previous financial information for the three months ended March 31, 2000 to reflect the discontinuance of Innovative Control Systems, Inc. ("ICS") on June 2, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2.   Significant Accounting Policies

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. The Company adopted SFAS 133, as amended by SFAS 138, in the first quarter of fiscal year 2001. Based on the Company's minimal use of derivatives at the current time, the adoption of this standard did not have a significant impact on earnings or financial position of the Company as of March 31, 2001.

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

In May 2000, The Emerging Issues Task Force reached consensus opinions on Issue 00-14, "Accounting for Certain Sales Incentives (Issue 00-14)". Issue 00-14 pertains to the recognition, measurement, and income statement classification of certain sales incentives, including discounts, coupons, rebates, and free products or services received by the customer. The issue requires certain incentives to be classified as a reduction of revenue. Management believes the Company's revenue recording policies comply with the guidance contained in Issue 00-14, and therefore, the Company's results of operations were not materially affected.

3.   Business Combinations

Since April 1, 1999, the Company has acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 43 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; six facilities were subsequently divested. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

Of the 17 car and truck wash acquisitions completed through September 30, 2000, 15 were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over twenty-five years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

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

4.   Operating Agreements

During the three months ended March 31, 2000, the Company managed one car wash location under an operating agreement, under which the Company was entitled to all profits generated from the operation of the location. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreement is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. No locations were operated under operating agreements during the three months ended March 31, 2001.

The results of operations subject to operating agreements in the three months ended March 31, 2000 were as follows:

                                                            Three Months
                                                                Ended
                                                           March 31, 2000
                                                          ----------------
          Revenues                                          (In Thousands)
          Car wash and detailing services                  $          191
          Lube and other automotive services                            -
          Fuel and merchandise sales                                   18
                                                          ----------------
                                                                      209
          Cost of revenues
          Car wash and detailing services                             196
          Lube and other automotive services                            -
          Fuel and merchandise sales                                   11
                                                          ----------------
                                                                      207

          Selling, general, and administrative expenses                13
          Depreciation and amortization                                 -
                                                          ----------------
          Operating loss                                   $          (11)
                                                          ================

In addition to the above results, the Company is currently being paid $20,000 per month, which started in February 2000, under a Management Agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

5.   Discontinued Operations

On May 4, 2000, the Board of Directors of the Company approved a plan to sell its computer products and services subsidiary, ICS. Accordingly, the operating results of ICS have been segregated from continuing operations and reported on a comprehensive basis as a separate line item on the consolidated statement of operations entitled "Discontinued Operations". On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS. Revenues and loss from discontinued operations related to the discontinued ICS operations for the three months ended March 31, 2000 were $358,233 and $189,645, respectively.

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

7.   Business Segments Information

The Company currently operates in the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales and receives revenues under a Management Agreement related to the Company's previously operated Security Products segment. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for two six month periods through July 31, 2001, as provided for in the original Management Agreement. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

Additionally, during 1999 and through June 2, 2000, the Company operated in the computer hardware and software products and services segment through its
subsidiary, ICS.   ICS was sold on June 2, 2000 and accordingly has been
classified as discontinued operations.

Financial information regarding the Car Care and Security Products segments is as follows:

                                                    Car          Security
                                                    Care         Products
                                                ------------   ------------
                                                       (In Thousands)
          Three months ended March 31, 2001

          Revenues from external customers      $    12,769    $       60
          Intersegment revenues                           -             -
          Segment income                        $       264    $       38
          Segment assets                        $   102,567    $    3,444

          Three months ended March 31, 2000

          Revenues from external customers      $    11,720    $       40
          Intersegment revenues                           -             -
          Segment income                        $       443    $       27

8.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable and inventory valuation allowances.

9.   Income Taxes

The Company recorded a tax expense of $178,000 for the three months ended March 31, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                              -------------------------------
                                                                 3/31/01            3/31/00
                                                              -------------      ------------
          Numerator:
             Income from continuing operations............    $     301,878      $    470,112
             Loss from discontinued operations............                -          (189,645)
                                                              -------------      ------------
             Net income...................................    $     301,878      $    280,467
                                                              =============      ============

          Denominator:
             Denominator for basic income (loss)
               per share - weighted average shares........       25,485,313        23,175,411
             Dilutive effect of options and warrants......              523         1,603,343
                                                              -------------      ------------
             Denominator for diluted income (loss)
               per share - weighted average shares........       25,485,836        24,778,754
                                                              =============      ============

          Basic income (loss) per share:
             From continuing operations...................    $        0.01      $       0.02
             From discontinued operations.................                -             (0.01)
                                                              -------------      ------------
             Total........................................    $        0.01      $       0.01
                                                              =============      ============

          Diluted income (loss) per share:
             From continuing operations...................    $        0.01      $       0.02
             From discontinued operations.................                -             (0.01)
                                                              -------------      ------------
             Total........................................    $        0.01      $       0.01
                                                              =============      ============

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

          We need to raise additional capital. At March 31, 2001, we had negative working capital of approximately $161,000. Additional capital will be needed if acquisitions of car washes or other businesses continue to be made. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

          We have a history of losses, we have working capital deficits and we may incur continuing charges. We have reported net losses and working capital deficits in prior fiscal years and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization to debt service. If our operating earnings are not sufficient to maintain the required ratios, we would be in default of our loan agreements. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. As we continue to acquire additional businesses, our financial position and results of operations may fluctuate significantly from period to period.

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

          The Company may get "delisted" from the Nasdaq National Market, which would restrict liquidity of the stock. On April 19, 2001, the Company was advised by Nasdaq that its common stock had failed to trade above one dollar for thirty consecutive business days, and was therefore not in compliance with Marketplace Rule 4450(a)(5) of the Nasdaq National Market. Nasdaq advised the Company that it had until July 18, 2001, to maintain a bid price of at least one dollar for ten consecutive business days or be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending May 4, 2001. On May 11, 2001 the Company was advised by Nasdaq that it was in compliance with Marketplace Rule 4450(a)(5) and was not subject to being delisted.

If the Company's stock is delisted, the liquidity of its stock could be impaired, not only in the number of shares of the Company's stock which could be bought and sold, but also through delays in the timing of transactions, reduced numbers of security analysts' and the news media's coverage of the Company and lower prices for the Company's stock than might otherwise be obtained.

If the Company receives a delisting notice from Nasdaq, the Company's stock may be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market. OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed stocks. The values of these stocks may be more volatile than Nasdaq-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets". The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets".

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

Results of Operations for the Three Months Ended March 31, 2001 Compared to the
                       Three Months Ended March 31, 2000

Revenues

  Car Care Services

The Company owns full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2001 for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, the Company believes that the geographic diversity of its operating locations minimizes weather-related influence on its volume.

  Security Products

The Company is currently being paid $20,000 per month under a Management Agreement which allows Mark Sport, Inc. an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Security Products segment. Total revenues under the Management Agreement were $60,000 for the three months ending March 31, 2001.

  Computer Products and Services

The Company's computer products and services subsidiary, ICS, was sold in June of 2000 and has accordingly been reflected as discontinued operations in 2000.

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

At March 31, 2001, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $54,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company's estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                    2001       2000
                                                                 --------- ----------
                                                                           (Restated)
          Revenues                                                 100.0%    100.0%
          Cost of revenues                                          70.8      69.9
          Selling, general and administrative expenses              14.3      14.1
          Depreciation and amortization                              5.3       4.8
                                                                 --------- ----------
          Operating income                                           9.6      11.2
          Interest expense, net                                     (6.3)     (6.0)
          Other income                                               0.5       0.7
                                                                 --------- ----------
          Income from continuing operations before income taxes      3.8       5.9
          Income tax expense                                         1.4       1.9
                                                                 --------- ----------
          Income from continuing operations                          2.4       4.0
          Loss from discontinued operations                            -      (1.6)
                                                                 --------- ----------
          Net income                                                 2.4%      2.4%
                                                                 ========= ==========

Revenues

  Car Care Services

Revenues for the three months ended March 31, 2001 were $12.8 million as compared to $11.7 million for the three months ended March 31, 2000, an increase of $1.1 million or 8.9%. Of the $1.1 million increase, approximately $1.4 million was from wash and detail services, which was partially offset by a decrease of approximately $350,000 in fuel and merchandise sales. Of the $12.8 million of revenues for the three months ended March 31, 2001, $10.6 million or 83% was generated from car wash and detailing, $1.2 million or 9% from lube and other automotive services, and $1.0 million or 8% from fuel and merchandise sales. Of the $11.7 million of revenues for the three months ended March 31, 2000, $9.3 million or 79% was generated from car wash and detailing, $1.2 million or 10% from lube and other automotive services, and $1.2 million or 11% from fuel and merchandise sales. The increase in total revenue in 2001 is attributable to (1) revenues earned at a car wash and five truck washes the Company acquired subsequent to the first quarter of 2000, and (2) internal growth through a focus on selling detailing and additional on-line services which increased the average wash and detailing revenue per car by 12% or $1.45 to $13.34 in the quarter ended March 2001 from $11.89 per car in the first quarter of 2000.

During the three months ended March 31, 2000, the Company managed one car wash location under an operating agreement, under which the Company was entitled to all profits generated from the operation of that location. The income earned under the agreement is shown as revenue net of related operating expenses. Gross revenue generated by the location under an operating agreement for the three months ended March 31, 2000 was $209,000. No locations were operated under operating agreements during the three months ended March 31, 2001.

   Security Products

During the three months ended March 31, 2001, pursuant to a Management Agreement, the Company was paid $60,000. This amount is included under revenues from operating agreements. The Company was paid $40,000 under this Agreement for the three months ended March 31, 2000.

Cost of Revenues

   Car Care Services

Cost of revenues for the three months ended March 31, 2001 were $9.1 million or 71% of revenues with car washing and detailing costs at 69% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 90% of respective revenues.

Cost of revenues for the three months ended March 31, 2000 were $8.2 million, or 70% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method. With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues for the three months ended March 31, 2000 was $8.4 million or 71% of revenues for this segment, with car wash and detailing costs at 68% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 85% of respective revenues. Although the Company increased its average wash and detailing revenues per car by $1.45 or 12% since the first quarter of 2000, the Company's current margins were consistent with the prior year due to a 5.1% reduction in car wash volume due largely to inclement weather in the current year. In the March 2001 quarter, approximately 59% of the Company's operating days within its markets were rainy or cloudy as compared to 38% in the March 2000 quarter.

   Security Products

During 2000 and 2001, pursuant to a Management Agreement, no costs were incurred by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2001 were $1.84 million compared to $1.65 million for the same period in 2000, an increase of approximately $190,000 or 11%. SG&A costs as a percent of revenues were 14.3% for the three months ended March 31, 2001 as compared to 14.1% in the first quarter of 2000. Approximately one-third of this increase is as a result of SG&A costs incurred at the six additional locations acquired since the first quarter of 2000. The remainder of the increase is primarily the result of increases in advertising, insurance costs and business taxes. This increase was partially offset by a reduction of administrative costs as a result of efficiencies gained through consolidating all regional back office activity into the Mt. Laurel, New Jersey corporate office.

Depreciation and Amortization

Depreciation and amortization totaled $675,000 for the three months ended March 31, 2001 as compared to $563,000 for the same period in 2000. This increase is primarily attributable to the six additional sites acquired since the first quarter of 2000 and two sites transitioned from an operating agreement to being owned since the first quarter of 2000.

Taxes

The Company recorded a tax expense of $178,000 for the three months ended March 31, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

As of March 31, 2001, the Company had a working capital deficit of approximately $161,000 and cash and cash equivalents of $5.4 million. For the three months ended March 31, 2001, net cash provided by operations was approximately $781,000, net cash used in financing activities was approximately $423,000 and net cash provided by investing activities was approximately $209,000 resulting in an increase in cash and cash equivalents for the quarter of approximately $567,000. Capital expended during the period included approximately $250,000 for the purchase of operating equipment, real estate, and intangibles.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to continue to expend funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $750,000 for the remainder of the year ending December 31, 2001.

At March 31, 2001, the Company had borrowings of $36.4 million. The Company does not have any letters of credit outstanding nor does it maintain a revolving credit facility. During 2000, the Company refinanced on a long term basis under favorable terms the majority of its short term debt related to its 1999 and 2000 acquisitions. In February 2000, the Company entered into a $4.8 million term loan with Bank One, Texas, NA ("Bank One") to refinance the remaining balance of a short term promissory note related to the Genie acquisition and entered into several new loan agreements with Bank One to finalize the assumption of notes held by Bank One relating to the Colonial acquisition. Additionally, in November 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance a $1.3 million convertible promissory note to Bullseye Properties assumed in connection with the acquisition of Eager Beaver, a $2.1 million SouthTrust Bank note maturing in May 2001, and a $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The Bank One term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and approximately $1.6 million of additional funding, net of loan closing costs, for capital improvements and working capital.

The Company also has various other long term mortgage notes up for periodic review during 2001. The Company is currently working on renewals of the notes with the related financial institutions which the Company expects to receive; however, no assurances can be given that the loans will be renewed. Several of the Company's debt agreements as amended contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. The Company is currently in compliance with these covenants.

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The equity purchase agreements allow the Company to suspend the purchasing of its common stock by Fusion if the price of the Company's common stock is less than $7.00 per share. The Company is currently not permitting the purchase of its common stock under the equity purchase agreement due to the current low trading value of the Company's common stock and the potentially dilutive effect of such stock purchases. When the Company agrees to the purchase of its stock, Fusion has the right to purchase from the Company shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. As long as the Company has not suspended Fusion from purchasing its stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay $1.0 million to the Company as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through March 31, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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

PART II
OTHER INFORMATION

Item 5.   Other Information

On April 19, 2001, the Company was advised by Nasdaq that its common stock had failed to trade above one dollar for thirty consecutive business days, and was therefore not in compliance with Marketplace Rule 4450(a)(5) of the Nasdaq National Market. Nasdaq advised the Company that it had until July 18, 2001 to maintain a bid price of at least one dollar for ten consecutive business days or be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending May 4, 2001. On May 11, 2001, the Company was advised by Nasdaq that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               NONE

          (b)  Current Reports on Form 8-K or 8-K/A:

               On April 23, 2001, the Company filed a report on Form 8-K dated April 19, 2001, under Item 5 to report communication received from Nasdaq regarding the Company's failure to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Mace Security International, Inc.

          BY: /s/ Louis D. Paolino, Jr.
              ------------------------------
              Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

          BY: /s/ Gregory M. Krzemien
              ------------------------------
              Gregory M. Krzemien, Chief Financial Officer

          BY: /s/ Ronald R. Pirollo
              ------------------------------
              Ronald R. Pirollo, Controller (Principal Accounting Officer)


DATE: May 11, 2001