Form 10-Q
period 2001-06-30
MACE SECURITY INTERNATIONAL INC
filed 2001-08-09
CIK 912607

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 2001          COMMISSION FILE NO. 0-22810

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 8, 2001, there were 25,428,427 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.


================================================================================

                       Mace Security International, Inc.

                                   Form 10-Q
                          Quarter Ended June 30, 2001


                                   Contents

                                                                                                       Page
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

   Consolidated Balance Sheets - June 30, 2001 (Unaudited)
          and December 31, 2000                                                                          2

   Consolidated Statements of Operations for the three
          months ended June 30, 2001 and 2000 (Unaudited)                                                4

   Consolidated Statements of Operations for the six
          months ended June 30, 2001 and 2000 (Unaudited)                                                5

   Consolidated Statement of Stockholders' Equity
          for the six months ended June 30, 2001(Unaudited)                                              6

   Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 and 2000 (Unaudited)                                            7

   Notes to Consolidated Financial Statements (Unaudited)                                                8

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                 13

PART II - OTHER INFORMATION

Item 5 -  Other Information                                                                             23

Item 6 -  Exhibits and Reports on Form 8-K                                                              23

                        PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                          Consolidated Balance Sheets

                                                                            June 30,          December 31,
                     ASSETS                                                   2001               2000
                                                                         -------------       -------------
                                                                          (Unaudited)
Current assets:
 Cash and cash equivalents                                               $   5,224,188       $   4,838,023
 Accounts receivable, less allowance for doubtful
   accounts of $290,456 and $260,825 in 2001 and 2000,
    respectively                                                               973,321             737,547

 Inventory                                                                   2,271,261           2,256,477
 Deferred income taxes                                                         114,549             118,575
 Prepaid expenses and other current assets                                   2,314,892           2,699,996
                                                                         -------------       -------------
Total current assets                                                        10,898,211          10,650,618
Property and equipment:
 Land                                                                       33,092,391          32,597,872
 Buildings and leasehold improvements                                       36,620,578          36,739,752
 Machinery and equipment                                                     8,543,696           8,223,801
 Furniture and fixtures                                                        423,111             257,549
                                                                         -------------       -------------
Total property and equipment                                                78,679,776          77,818,974
Accumulated depreciation and amortization                                   (6,340,843)         (5,423,330)
                                                                         -------------       -------------
                                                                            72,338,933          72,395,644
Excess of cost over net assets of acquired businesses, net of accumulated amortization of $1,582,668 and $1,143,239 in
 2001 and 2000, respectively                                                20,578,788          20,881,085
Other intangible assets, net of accumulated amortization
 of $1,315,521 and $1,223,702 in 2001 and 2000, respectively                 1,053,113           1,142,485
Other assets                                                                   205,193           1,061,596
                                                                         -------------       -------------
Total assets                                                             $ 105,074,238       $ 106,131,428
                                                                         =============       =============

                            See accompanying notes.

                                                             June 30,            December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                        2001                 2000
                                                           ------------         ------------
                                                           (Unaudited)
Current liabilities:
 Current portion of long-term debt                         $  2,505,603         $  6,264,630
 Current portion of capital lease obligations                   149,969               57,633
 Accounts payable                                             2,124,942            2,821,752
 Income taxes payable                                            77,521              190,127
 Deferred revenue                                               144,141              315,743
 Accrued expenses and other current liabilities               2,749,784            2,003,370
                                                           ------------         ------------
Total current liabilities                                     7,751,960           11,653,255

Deferred income taxes                                           582,125              272,473
Long-term debt, net of current portion                       32,833,388           30,094,300
Capital lease obligations, net of current portion               311,584              268,455
Other liabilities                                                     -              965,625

Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares - 10,000,000
   Issued and outstanding shares - none                               -                    -
 Common stock, $.01 par value:
   Authorized shares - 100,000,000
   Issued and outstanding shares of 25,428,427 and
    25,480,590 in 2001 and 2000, respectively                   254,284              254,806

 Additional paid-in capital                                  69,963,217           69,905,062
 Accumulated deficit                                         (6,622,320)          (7,282,548)
                                                           ------------         ------------
Total stockholders' equity                                   63,595,181           62,877,320
                                                           ------------         ------------
Total liabilities and stockholders' equity                 $105,074,238         $106,131,428
                                                           ============         ============

                            See accompanying notes.

                       Mace Security International, Inc.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                             -------------------------------------
                                                                    2001                  2000
                                                             --------------          -------------
Revenues:
 Car wash and detailing services                             $   10,760,747          $   9,522,239
 Lube and other automotive services                               1,155,646              1,241,150
 Fuel and merchandise sales                                       1,065,220              1,296,774
 Operating agreements                                                60,000                111,275
                                                             --------------          -------------
                                                                 13,041,613             12,171,238
Cost of revenues:
 Car wash and detailing services                                  7,319,646              6,725,326
 Lube and other automotive services                                 887,524                958,622
 Fuel and merchandise sales                                         940,065              1,131,885
                                                             --------------          -------------
                                                                  9,147,235              8,815,833

Selling, general and administrative expenses                      1,918,849              1,907,565
Depreciation and amortization                                       677,855                605,567
Costs of terminated acquisitions                                     73,522                580,000
                                                             --------------          -------------

Operating income                                                  1,224,152                262,473

Interest expense, net                                              (732,711)              (759,455)
Other income                                                         76,909                124,199
                                                             --------------          -------------
Income (loss) from continuing operations before income
 taxes                                                              568,350               (372,783)
Income tax expense (benefit)                                        210,000               (118,000)
                                                             --------------          -------------

Income (loss) from continuing operations                            358,350               (254,783)

Discontinued Operations:

Loss from discontinued operations, net of an income
 tax benefit of $41,000                                                   -                (74,956)
Gain on disposal of ICS, net of $107,000 of applicable
 income tax expense                                                       -                723,581
                                                             --------------          -------------

Net income                                                   $      358,350          $     393,842
                                                             ==============          =============
Basic income (loss) per share
 From continuing operations                                  $         0.01          $       (0.01)
 From discontinued operations                                             -                   0.03
                                                             --------------          -------------
 Total                                                       $         0.01          $        0.02
                                                             ==============          =============

Weighted average number of shares outstanding                    25,452,935             24,062,663
                                                             ==============          =============
Diluted income (loss) per share
 From continuing operations                                  $         0.01          $       (0.01)
 From discontinued operations                                             -                   0.03
                                                             --------------          -------------
 Total                                                       $         0.01          $        0.02
                                                             ==============          =============

Weighted average number of shares outstanding                    25,511,346             24,062,663
                                                             ==============          =============

                            See accompanying notes.

                       Mace Security International, Inc.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                                       Six Months Ended
                                                                          June 30,
                                                          ----------------------------------------
                                                                2001                   2000
                                                          -----------------      -----------------
Revenues:
 Car wash and detailing services                          $      21,375,179      $      18,802,957
 Lube and other automotive services                               2,361,326              2,424,103
 Fuel and merchandise sales                                       2,014,034              2,563,856
 Operating agreements                                               120,000                140,756
                                                          -----------------      -----------------
                                                                 25,870,539             23,931,672
Cost of revenues:
 Car wash and detailing services                                 14,645,550             12,982,806
 Lube and other automotive services                               1,786,022              1,842,696
 Fuel and merchandise sales                                       1,795,949              2,215,608
                                                          -----------------      -----------------
                                                                 18,227,521             17,041,110


Selling, general and administrative expenses                      3,756,696              3,559,735
Depreciation and amortization                                     1,352,939              1,168,416
Costs of terminated acquisitions                                     73,522                580,000
                                                          -----------------      -----------------

Operating income                                                  2,459,861              1,582,411

Interest expense, net                                            (1,551,292)            (1,472,409)
Other income                                                        139,659                208,327
                                                          -----------------      -----------------
Income from continuing operations before income taxes             1,048,228                318,329

Income tax expense                                                  388,000                103,000
                                                          -----------------      -----------------

Income from continuing operations                                   660,228                215,329

Discontinued Operations:
Loss from discontinued operations, net of applicable
 income tax benefit of $130,000                                           -               (264,601)

Gain on disposal of ICS, net of $107,000 of applicable
 income tax expense                                                       -                723,581
                                                          -----------------      -----------------

Net income                                                $         660,228      $         674,309
                                                          =================      =================

Basic income per share
 From continuing operations                               $            0.03      $            0.01
 From discontinued operations                                             -                   0.02
                                                          -----------------      -----------------
 Total                                                    $            0.03      $            0.03
                                                          =================      =================

Weighted average number of shares outstanding                    25,469,035             23,394,274
                                                          =================      =================
Diluted income per share
 From continuing operations                               $            0.03      $            0.01
 From discontinued operations                                             -                   0.02
                                                          -----------------      -----------------
 Total                                                    $            0.03      $            0.03
                                                          =================      =================

Weighted average number of shares outstanding                    25,498,502             24,654,065
                                                          =================      =================

                            See accompanying notes.

                       Mace Security International, Inc.

                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                             Number of        Par Value         Additional
                               Common         of Common          Paid-in          Accumulated
                               Shares           Stock            Capital            Deficit             Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000.....................     25,480,590         $254,806        $69,905,062        $(7,282,548)       $62,877,320
Common stock issued in
 purchase acquisitions....         26,137              261            144,239                               144,500
Shares purchased and
 retired..................        (78,300)            (783)           (86,084)                              (86,867)
Net income................                                                               660,228            660,228
                             -------------    -------------    ---------------    ---------------     ---------------
Balance at June 30, 2001..     25,428,427         $254,284        $69,963,217        $(6,622,320)       $63,595,181
                             =============    =============    ===============    ===============     ===============

                            See accompanying notes.

                       Mace Security International, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                 --------------------------------------
                                                                       2001                   2000
                                                                 ---------------       ----------------
Operating activities
Income from continuing operations                                     $  660,228             $  215,329
Discontinued operations, net of income tax                                     -                458,980
                                                                 ---------------          -------------
Net income                                                               660,228                674,309
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation and amortization                                      1,352,939              1,168,416
    Provision for losses on receivables                                   20,000                 12,361
    Loss on disposal of property and equipment                                 -                 15,235
    Deferred income taxes                                                313,678               (103,087)
    Net gain on sale of ICS, including cash surrendered                        -               (975,199)
    Non-cash expenses of discontinued operations                               -                 24,206
    Changes in operating assets and liabilities:
     Accounts receivable                                                (144,867)               617,734
     Inventory                                                            53,800               (254,533)
     Accounts payable                                                   (847,364)              (474,686)
     Deferred revenue                                                   (171,602)              (154,937)
     Accrued expenses                                                    (78,639)              (282,718)
     Income taxes                                                       (112,606)               (28,993)
     Prepaid expenses and other assets                                   486,319              1,192,706
                                                                 ---------------          -------------
Net cash provided by operating activities                              1,531,886              1,430,814
Investing activities
Acquisition of businesses, net of cash acquired                                -                (25,000)
Purchase of property and equipment                                      (442,913)              (700,299)
Proceeds from sale of property and equipment                             466,049                 15,468
Payments for intangibles                                                  (2,447)              (310,651)
Deposits and other prepaid costs on future acquisitions                  (32,069)               (24,938)
                                                                 ---------------          -------------
Net cash used in investing activities                                    (11,380)            (1,045,420)
Financing activities
Proceeds from revolving line of credit, long term debt and
 capital lease obligations                                                     -              1,950,000
Payments on revolving line of credit, long-term debt
 and capital lease obligations                                        (1,047,474)            (1,677,702)
Proceeds from issuance of common stock, net of offering
 costs                                                                         -                850,368
Payments to purchase stock                                               (86,867)                     -
Net payments on note payable to shareholder                                    -                 (2,927)
                                                                 ---------------          -------------
Net cash (used in) provided by financing activities                   (1,134,341)             1,119,739
                                                                 ---------------          -------------
Net increase in cash and cash equivalents                                386,165              1,505,133
Cash and cash equivalents at beginning of period                       4,838,023              2,320,804
                                                                 ---------------          -------------
Cash and cash equivalents at end of period                           $ 5,224,188             $3,825,937
                                                                 ===============          =============

                            See accompanying notes.

                       Mace Security International, Inc.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2. Significant Accounting Policies

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. The Company adopted SFAS 133, as amended by SFAS 138, in the first quarter of fiscal year 2001. Based on the Company's minimal use of derivatives at the current time, the adoption of this standard did not have a significant impact on earnings or financial position of the Company as of June 30, 2001.

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will have a material impact on the Company's financial position and results of operations. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense up to approximately $900,000.

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

4. Operating Agreements

During the six months ended June 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of the location. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. No locations were operated under operating agreements during the six months ended June 30, 2001.

The results of operations subject to operating agreements in the three and six months ended June 30, 2000 were as follows:

                                                                  Three Months          Six Months
                                                                     Ended                 Ended
                                                                 June 30, 2000         June 30, 2000
                                                                ---------------       ---------------
          Revenues                                                         (In Thousands)
          Car wash and detailing services                         $        613         $      804
          Fuel and merchandise sales                                        35                 53
                                                                ---------------       ---------------
                                                                           648                857
          Cost of revenues
          Car wash and detailing services                                  531                727
          Fuel and merchandise sales                                        27                 38
                                                                ---------------       ---------------
                                                                           558                765

          Selling, general, and administrative expenses                     39                 52
                                                                ---------------       ---------------
          Operating profit                                        $         51         $       40
                                                                ===============       ===============

In addition to the above results, the Company is currently being paid $20,000 per month, which started in February 2000, under a Management Agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division.

5. Discontinued Operations

On May 4, 2000, the Board of Directors of the Company approved a plan to sell its computer products and services subsidiary, ICS. Accordingly, the operating results of ICS have been segregated from continuing operations and reported on a comprehensive basis as a separate line item on the consolidated statement of operations entitled "Discontinued Operations". On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS. Revenues related to the discontinued ICS operations for the three and six months ended June 30, 2000 were $160,520 and $518,753, respectively. Losses from discontinued operations for the three and six months ended June 30, 2000 were $74,956 and $264,601, respectively, exclusive of a gain on the disposal of ICS of $723,581.

6. Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the quarters ended June 30, 2000 and 2001, management decided to terminate certain pending acquisitions or believes certain pending acquisitions will not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. In the quarter ending June 30, 2000, costs of previously capitalized expenditures principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. Of the $580,000 costs of terminated acquisitions in the quarter ending June 30, 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs. During the quarter ending June 30, 2001, the write-off of previously capitalized expenditures principally related to several possible acquisitions the Company pursued outside the car wash industry. These costs principally related to due diligence costs.

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

8.  Business Segments Information

The Company currently operates in the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales and receives revenues under a Management Agreement related to the Company's previously operated Security Products segment. In the first quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for three six month periods through January 31, 2002, as provided for in the original Management Agreement. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it has been operated prior to the Management Agreement.

Additionally, during 1999 and through June 2, 2000, the Company operated in the computer hardware and software products and services segment through its subsidiary, ICS. ICS was sold on June 2, 2000 and accordingly has been classified as discontinued operations.

Financial information regarding the Car Care and Security Products segments is as follows:

                                                                   Car              Security
                                                                   Care             Products
                                                               ------------       ------------
                                                                        (In Thousands)
          Three months ended June 30, 2001
          Revenues from external customers                        $ 12,982             $   60
          Intersegment revenues                                          -                  -
          Segment income                                          $    320             $   38
          Segment assets                                          $101,258             $3,816
          Six months ended June 30, 2001
          Revenues from external customers                        $ 25,751             $  120
          Intersegment revenues                                          -                  -
          Segment income                                          $    584             $   76
          Three months ended June 30, 2000
          Revenues from external customers                        $ 12,111             $   60
          Intersegment revenues                                          -                  -
          Segment (loss) income                                   $   (295)            $   40
          Six months ended June 30, 2000
          Revenues from external customers                        $ 23,831             $  100
          Intersegment revenues                                          -                  -
          Segment income                                          $    147             $   68

9.  Use of Estimates

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

10. Income Taxes

The Company recorded a tax expense of $388,000 for the six months ended June 30, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------   -----------------------------
                                                           6/30/01           6/30/00        6/30/01          6/30/00
                                                        ------------      ------------   ------------     ------------
     Numerator:
       Income (loss) from continuing operations......   $   358,350       $  (254,783)   $   660,228      $   215,329
       Income from discontinued operations...........             -           648,625              -          458,980
                                                        ------------      ------------   ------------     ------------
       Net income....................................   $   358,350       $   393,842    $   660,228      $   674,309
                                                        ============      ============   ============     ============

     Denominator:
       Denominator for basic income (loss)
          per share - weighted average shares........    25,452,935        24,062,663     25,469,035       23,394,274
       Dilutive effect of options and warrants.......        58,411                 -         29,467        1,259,791
                                                        ------------      ------------   ------------     ------------
       Denominator for diluted income (loss)
          per share - weighted average shares........    25,511,346        24,062,663     25,498,502       24,654,065
                                                        ============      ============   ============     ============

     Basic income (loss) per share:
       From continuing operations....................   $      0.01       $     (0.01)   $      0.03      $      0.01
       From discontinued operations..................             -              0.03              -             0.02
                                                        ------------      ------------   ------------     ------------
       Total.........................................   $      0.01       $      0.02    $      0.03      $      0.03
                                                        ============      ============   ============     ============

     Diluted income (loss) per share:
       From continuing operations....................   $      0.01       $     (0.01)   $      0.03      $      0.01
       From discontinued operations..................             -              0.03              -             0.02
                                                        ------------      ------------   ------------     ------------
       Total.........................................   $      0.01       $      0.02    $      0.03      $      0.03
                                                        ============      ============   ============     ============

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

     We need to raise additional capital. Additional capital will be needed if acquisitions of car washes or other businesses are made. Our capital requirements also include working capital for daily operations and capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to reduce substantially the scale of our operations and to curtail our business plan.

     Risks of Acquisitions and New Business Segments. Our strategy has been to grow through acquisitions. We are currently examining acquisition candidates outside the car care industry. To the extent we make acquisitions inside or outside the car care industry, our ability to identify suitable acquisition candidates, understand new businesses, and consummate acquisitions on financially favorable terms is a risk. Acquisitions involve risks inherent in assessing acquisition candidates' values, strengths, weaknesses, risks and profitability and risks related to the financing, integration and operation of acquired businesses, including:

     i.   adverse short-term effects on our reported operating results;
     ii.  diversion of management's attention;
     iii. dependence on hiring, training and retaining key personnel;
     iv.  risks associated with unanticipated problems or latent liabilities;
          and
     v. risks inherent with management not having experience in new business segments acquired.

We cannot assure you that acquisition opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses, or that any acquired business will be profitable.

     Listing on the Nasdaq National Market. If the Company does not maintain a minimum bid for thirty consecutive days, it is subject to being delisted from the Nasdaq National Market. The Company's recent bid price has been around $1.00 and below. If the Company receives a delisting notice from Nasdaq, the Company's stock may be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market. OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed stocks. The values of these stocks may be more volatile than Nasdaq-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets". The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets".

On April 19, 2001, the Company was advised by Nasdaq that its common stock had failed to trade above one dollar for thirty consecutive business days, and was therefore not in compliance with Marketplace Rule 4450(a)(5) of the Nasdaq National Market. Nasdaq advised the Company that it had 90 days to maintain a bid price of at least one dollar for ten consecutive business days or be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending May 4, 2001. On May 11, 2001, the Company was advised by Nasdaq that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

     We have a history of losses, we have working capital deficits and we may incur continuing charges. We have reported net losses and working capital deficits in prior fiscal years and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization to debt service. If our operating earnings are not sufficient to maintain the required ratios, we would be in default of our loan agreements. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is currently amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. Upon adoption of SFAS 142 on January 1, 2002, the Company will no longer amortize goodwill.

     Our business plan poses risks for us. One of our business objective is to develop as a full service, integrated car care business through some acquisitions and through the internal development of our car wash facilities. We have repositioned our company from a company involved primarily in the production of consumer defense products to a company that provides car wash and car care services. This strategy involves a number of risks, including:

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

   Results of Operations for the Six Months Ended June 30, 2001 Compared to
                      the Six Months Ended June 30, 2000

Revenues

  Car Care Services

The Company owns full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2001 for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, the Company believes that the geographic diversity of its operating locations minimizes weather-related influence on its volume.

  Security Products

The Company is currently being paid $20,000 per month under a Management Agreement which allows Mark Sport, Inc. an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Security Products segment. Total revenues under the Management Agreement were $120,000 for the six months ending June 30, 2001.

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

The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that management has determined will not be consummated.

At June 30, 2001, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $32,000. The Company periodically reviews the future likelihood of these acquisitions and records appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2001 was $1,551,000 compared to $1,472,000 for the six months ended June 30, 2000. This increase is the result of additional interest expense on borrowings relating to several acquisitions in the six month period ended June 30, 2000 and additional working capital borrowings through a refinancing in the last quarter of 2000. This increase was partially offset by a decrease in interest rates on approximately 50% of the Company's long term debt which has interest rates tied to the prime rate.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------

        Revenues                                             100.0%     100.0%

        Cost of revenues                                      70.5       71.2

        Selling, general and administrative expenses          14.5       14.9

        Depreciation and amortization                          5.2        4.9

        Costs of terminated acquisitions                       0.3        2.4
                                                           -------     -------
        Operating income                                       9.5        6.6

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2001        2000
                                                           -------    ---------

        Interest expense, net                                 (6.0)      (6.2)

        Other income                                           0.5        0.9
                                                           -------    ---------
        Income from continuing operations
          before income taxes                                  4.0        1.3

        Income tax expense                                     1.5        0.4
                                                           -------    ---------
        Income from continuing operations                      2.5        0.9

        Loss from discontinued operations                        -       (1.1)

        Gain on disposal of ICS                                  -        3.0
                                                           -------     --------
        Net income                                             2.5%       2.8%
                                                           =======     ========

Revenues

  Car Care Services

Revenues for the six months ended June 30, 2001 were $25.75 million as compared to $23.83 million for the six months ended June 30, 2000, an increase of $1.92 million or 8.1%. Of the $1.92 million increase, approximately $2.57 million was from wash and detail services, which was partially offset by decreases of approximately $63,000 in lube sales, and $550,000 in fuel and merchandise sales. Of the $25.75 million of revenues for the six months ended June 30, 2001, $21.4 million or 83% was generated from car wash and detailing, $2.4 million or 9% from lube and other automotive services, and $2.0 million or 8% from fuel and merchandise sales. Of the $23.8 million of revenues for the six months ended June 30, 2000, $18.8 million or 79% was generated from car wash and detailing, $2.4 million or 10% from lube and other automotive services, and $2.6 million or 11% from fuel and merchandise sales. The net increase in total revenue in 2001 is attributable to revenues earned at a car wash and five truck washes the Company acquired during 2000; internal growth through a focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 10.8% or $1.33 to $13.65 in the six months ended June 30, 2001 from $12.32 per car in the first half of 2000; offset partially by an approximate $613,000 or 12.2% decline in lube services, fuel and merchandise sales.

During the six months ended June 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for the six months ended June 30, 2000 was $857,000. No locations were operated under operating agreements during the six months ended June 30, 2001.

  Security Products

During the six months ended June 30, 2001, pursuant to a Management Agreement, the Company was paid $120,000. This amount is included under revenues from operating agreements. The Company was paid $100,000 under this Agreement for the six months ended June 30, 2000.

Cost of Revenues

  Car Care Services

Cost of revenues for the six months ended June 30, 2001 were $18.2 million or 71% of revenues with car washing and detailing costs at 69% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 89% of respective revenues.

Cost of revenues for the six months ended June 30, 2000 were $17.0 million, or 71% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method. With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues for the six months ended June 30, 2000 was $17.8 million or 72% of revenues for this segment, with car wash and detailing costs at 70% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. With the Company's increase in its average wash and detailing revenues per car by $1.30 or 10.5% since the first half of 2000 and continued emphasis on controlling operating costs, the Company has a net increase in wash and detailing operating margins in the current year. The overall increase in margin is partially offset by a 2.7% reduction in car wash volume due largely to inclement weather in the current year. In the six months ended June 30, 2001, approximately 50% of the Company's operating days within its markets were rainy or cloudy as compared to 37% in the six months ended June 30, 2000.

  Security Products

During 2000 and 2001, pursuant to a Management Agreement, no costs were incurred by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2001 were $3.76 million compared to $3.56 million for the same period in 2000, an increase of approximately $200,000 or 5.5%. SG&A costs as a percent of revenues were 14.5% for the six months ended June 30, 2001 as compared to 14.9% in the first half of 2000. Most of this increase is as a result of SG&A costs incurred at the six additional locations acquired during 2000 and two sites transitioned from operating agreements to being owned. The remainder of the increase is primarily the result of increases in advertising, insurance costs and business taxes. This increase was partially offset by a reduction of administrative costs as a result of efficiencies gained through consolidating all regional back office activity into the Mt. Laurel, New Jersey corporate office.

In the second quarter of 2001, the Company wrote off approximately $73,000 of acquisition costs associated with terminated pending acquisitions. Additionally, in the second quarter of 2000, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Depreciation and Amortization

Depreciation and amortization totaled $1.35 million for the six months ended June 30, 2001 as compared to $1.17 million for the same period in 2000. This increase is primarily attributable to the six additional sites acquired during 2000 and two sites transitioned from an operating agreement to being owned.

Taxes

The Company recorded a tax expense of $388,000 for the six months ended June 30, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.


 Results of Operations for the Three Months Ended June 30, 2001 Compared to the
                         Three Months Ended June 30, 2000

Revenues

  Car Care Services

Revenues for the three months ended June 30, 2001 were $13.0 million as compared to $12.1 million for the three months ended June 30, 2000, an increase of $0.9 million or 7.2%. Of the $0.9 million increase, approximately $1.2 million was from wash and detail services, which was partially offset by decreases of approximately $86,000 in lube sales and $232,000 in fuel and merchandise sales. Of the $13.0 million of revenues for the three months ended June 30, 2001, $10.8 million or 83% was generated from car wash and detailing, $1.1 million or 9% from lube and other automotive services, and $1.1 million or 8% from fuel and merchandise sales. Of the $12.1 million of revenues for the three months ended June 30, 2000, $9.5 million or 79% was generated from car wash and detailing, $1.2 million or 10% from lube and other automotive services, and $1.3 million or 11% from fuel and merchandise sales. The $1.2 million increase in wash and detail services was attributable to internal price growth through a focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 9.2% or $1.18 to $13.97 in the three months ended June 30, 2001 from $12.79 per car in the three months ended June 30, 2000.

During the three months ended June 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for the three months ended June 30, 2000 was $648,000. No locations were operated under operating agreements during the three months ended June 30, 2001.

  Security Products

During the three months ended June 30, 2001, pursuant to a Management Agreement, the Company was paid $60,000. This amount is included under revenues from operating agreements. The Company was paid $60,000 under this Agreement for the three months ended June 30, 2000.

Cost of Revenues

  Car Care Services

Cost of revenues for the three months ended June 30, 2001 were $9.1million or 70% of revenues with car washing and detailing costs at 68% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 88% of respective revenues.

Cost of revenues for the three months ended June 30, 2000 were $8.8 million, or 73% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method. With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues for the three months ended June 30, 2000 was $9.4 million or 73% of revenues for this segment, with car wash and detailing costs at 72% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. With the Company's increase in average wash and detailing revenue per car in the current quarter of $1.10 or 8.6% as compared to the same quarter in the prior year and continued emphasis on controlling operating costs, the Company has achieved improved wash and detailing operating margins.

  Security Products

During 2000 and 2001, pursuant to a Management Agreement, no costs were incurred by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2001 were $1.9 million compared to $1.9 million for the same period in 2000. SG&A costs as a percent of revenues were 14.7% for the three months ended June 30, 2001 as compared to 15.7% in the second quarter of 2000.

Depreciation and Amortization

Depreciation and amortization totaled $678,000 for the three months ended June 30, 2001 as compared to $606,000 for the same period in 2000. This increase is primarily attributable to the six additional sites acquired during 2000 and two sites transitioned from an operating agreement to being owned.

In the second quarter of 2001, the Company wrote off approximately $73,000 of acquisition costs associated with terminated pending acquisitions. Additionally, in the second quarter of 2000, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2001 was $733,000 compared to $759,000 for the three months ended June 30, 2000. This decrease is the result of the decrease in interest rates on approximately 50% of the Company's long term debt which has interest rates tied to the prime rate. This decrease was partially offset by additional working capital borrowings through a refinancing of certain long term debt in the last quarter of 2000.

Taxes

The Company recorded a tax expense of $210,000 for the three months ended June 30, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

As of June 30, 2001, the Company had positive working capital of approximately $3.1 million and cash and cash equivalents of $5.2 million. For the six months ended June 30, 2001, net cash provided by operations was approximately $1.5 million, net cash used in financing activities was approximately $1.1 million and net cash used in investing activities was approximately $11,000 resulting in a net increase in cash and cash equivalents of approximately $386,000. Capital expended during the period included approximately $445,000 for the purchase of operating equipment, real estate, and intangibles.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to continue to expend funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $300,000 for the remainder of the year ending December 31, 2001.

At June 30, 2001, the Company had borrowings of $35.8 million. The Company has a $400,000 letter of credit outstanding at June 30, 2001 as collateral relating to an insurance policy. The Company does not maintain a revolving credit facility. During 2000, the Company refinanced on a long term basis under favorable terms the majority of its short term debt related to its 1999 and 2000 acquisitions. In February 2000, the Company entered into a $4.8 million term loan with Bank One, Texas, NA ("Bank One") to refinance the remaining balance of a short term promissory note related to the Genie acquisition and entered into several new loan agreements with Bank One to finalize the assumption of notes held by Bank One relating to the Colonial acquisition. Additionally, in November 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance a $1.3 million convertible promissory note to Bullseye Properties assumed in connection with the acquisition of Eager Beaver, a $2.1 million SouthTrust Bank note maturing in May 2001, and a $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The Bank One term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and approximately $1.6 million of additional funding, net of loan closing costs, for capital improvements and working capital.

The Company also had various other long term mortgage notes up for periodic review during 2001 which the Company has been successful in renewing. Several of the Company's debt agreements as amended contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. The Company is currently in compliance with these covenants.

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The equity purchase agreements allow the Company to suspend the purchasing of its common stock by Fusion if the price of the Company's common stock is less than $7.00 per share. The Company is currently not permitting the purchase of its common stock under the equity purchase agreement due to the current low trading value of the Company's common stock and the potentially dilutive effect of such stock purchases. When the Company agrees to the purchase of its stock, Fusion has the right to purchase from the Company shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. As long as the Company has not suspended Fusion from purchasing its stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay $1.0 million to the Company as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through June 30, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibits:

     10.133 Modification Agreement between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004)).


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


               Mace Security International, Inc.


               BY: /s/ Louis D. Paolino, Jr.
                   -------------------------
                   Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

               BY: /s/ Gregory M. Krzemien
                   -------------------------
                   Gregory M. Krzemien, Chief Financial Officer

               BY: /s/ Ronald R. Pirollo
                   -------------------------
                   Ronald R. Pirollo, Controller (Principal Accounting Officer)


DATE:   August 9, 2001