Form 10-Q
period 2001-09-30
MACE SECURITY INTERNATIONAL INC
filed 2001-11-09
CIK 912607

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED SEPTEMBER 30, 2001         COMMISSION FILE NO. 0-22810


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

As of November 7, 2001, there were 25,428,427 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                       Mace Security International, Inc.

                                   Form 10-Q
                       Quarter Ended September 30, 2001


                                   Contents

                                                                      Page
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

  Consolidated Balance Sheets - September 30, 2001 (Unaudited)
       and December 31, 2000                                             2

  Consolidated Statements of Operations for the three
        months ended September 30, 2001 and 2000 (Unaudited)             4

  Consolidated Statements of Operations for the nine
       months ended September 30, 2001 and 2000 (Unaudited)              5

  Consolidated Statement of Stockholders' Equity
       for the nine months ended September 30, 2001 (Unaudited)          6

  Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2001 and 2000 (Unaudited)         7

  Notes to Consolidated Financial Statements (Unaudited)                 8

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12

PART II - OTHER INFORMATION

Item 5 -  Other Information                                             22

Item 6 -  Exhibits and Reports on Form 8-K                              22

                        PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                       Mace Security International, Inc.

                          Consolidated Balance Sheets

                                                                September 30,    December 31,
                           ASSETS                                   2001             2000
                                                               ---------------  --------------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                       $  6,037,854    $  4,838,023
  Accounts receivable, less allowance for doubtful
    accounts of $306,123 and $260,825 in 2001 and 2000,
    respectively                                                     1,160,412         737,547
  Inventory                                                          2,213,130       2,256,477
  Deferred income taxes                                                 98,261         118,575
  Prepaid expenses and other current assets                          3,075,672       2,699,996
                                                               ---------------  --------------
Total current assets                                                12,585,329      10,650,618
Property and equipment:
  Land                                                              32,592,391      32,597,872
  Buildings and leasehold improvements                              36,256,721      36,739,752
  Machinery and equipment                                            8,566,967       8,223,801
  Furniture and fixtures                                               428,412         257,549
                                                               ---------------  --------------
Total property and equipment                                        77,844,491      77,818,974
Accumulated depreciation and amortization                           (6,753,349)     (5,423,330)
                                                               ---------------  --------------
                                                                    71,091,142      72,395,644

Excess of cost over net assets of acquired businesses, net of accumulated amortization of $1,810,017 and $1,143,239 in
  2001 and 2000, respectively                                       20,360,188      20,881,085

Other intangible assets, net of accumulated amortization
  of $1,349,904 and $1,223,702 in 2001 and 2000, respectively        1,023,332       1,142,485

Other assets                                                           161,959       1,061,596
                                                               ---------------  --------------
Total assets                                                      $105,221,950    $106,131,428
                                                               ===============  ==============

                            See accompanying notes.

                                                       September 30,  December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY               2001           2000
                                                       ------------   ------------
                                                       (Unaudited)
Current liabilities:
  Current portion of long-term debt                    $  2,260,922   $  6,264,630
  Current portion of capital lease obligations              164,639         57,633
  Accounts payable                                        2,331,715      2,821,752
  Income taxes payable                                       81,639        190,127
  Deferred revenue                                          123,064        315,743
  Accrued expenses and other current liabilities          3,578,454      2,003,370
                                                       ------------   ------------
Total current liabilities                                 8,540,433     11,653,255

Deferred income taxes                                       537,284        272,473
Long-term debt, net of current portion                   32,290,524     30,094,300
Capital lease obligations, net of current portion           282,266        268,455
Other liabilities                                                 -        965,625

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - none                          -              -
  Common stock, $.01 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares of 25,428,427 and
    25,480,590 in 2001 and 2000, respectively               254,284        254,806
  Additional paid-in capital                             69,959,198     69,905,062
  Accumulated deficit                                    (6,642,039)    (7,282,548)
                                                       ------------   ------------
Total stockholders' equity                               63,571,443     62,877,320
                                                       ------------   ------------
Total liabilities and stockholders' equity             $105,221,950   $106,131,428
                                                       ============   ============


                            See accompanying notes.

                       Mace Security International, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended
                                                       September 30,
                                                --------------------------
                                                    2001          2000
                                                ------------  ------------
Revenues:
 Car wash and detailing services                 $ 8,932,935   $ 9,874,420
 Lube and other automotive services                1,084,136     1,295,002
 Fuel and merchandise sales                          888,118     1,454,493
 Operating agreements                                 60,000        60,000
                                                ------------  ------------
                                                  10,965,189    12,683,915
Cost of revenues:
 Car wash and detailing services                   6,503,579     7,385,333
 Lube and other automotive services                  840,207       989,481
 Fuel and merchandise sales                          794,897     1,285,180
                                                ------------  ------------
                                                   8,138,683     9,659,994

Selling, general and administrative expenses       1,717,296     1,835,475
Depreciation and amortization                        683,742       639,754
Costs of terminated acquisitions                      33,080             -
                                                ------------  ------------
Operating income                                     392,388       548,692

Interest expense, net                               (711,750)     (788,023)
Other income                                         288,643       115,754
                                                ------------  ------------
Loss before income taxes                             (30,719)     (123,577)

Income tax benefit                                   (11,000)      (40,000)
                                                ------------  ------------
Net loss                                         $   (19,719)  $   (83,577)
                                                ============  ============

Basic loss per share                             $         -   $         -
                                                ============  ============

Weighted average number of shares outstanding     25,428,427    24,997,957
                                                ============  ============

Diluted loss per share                           $         -   $         -
                                                ============  ============

Weighted average number of shares outstanding     25,428,427    24,997,957
                                                ============  ============

                            See accompanying notes.

                       Mace Security International, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                      ------------------------------
                                                                                           2001            2000
                                                                                      --------------  --------------
Revenues:
  Car wash and detailing services                                                      $  30,308,114   $  28,677,377
  Lube and other automotive services                                                       3,445,462       3,719,105
  Fuel and merchandise sales                                                               2,902,152       4,018,349
  Operating agreements                                                                       180,000         200,756
                                                                                      --------------  --------------
                                                                                          36,835,728      36,615,587
Cost of revenues:
  Car wash and detailing services                                                         21,149,129      20,368,139
  Lube and other automotive services                                                       2,626,229       2,832,177
  Fuel and merchandise sales                                                               2,590,846       3,500,788
                                                                                      --------------  --------------
                                                                                          26,366,204      26,701,104

Selling, general and administrative expenses                                               5,473,992       5,395,210
Depreciation and amortization                                                              2,036,681       1,808,170
Costs of terminated acquisitions                                                             106,602         580,000
                                                                                      --------------  --------------

Operating income                                                                           2,852,249       2,131,103

Interest expense, net                                                                     (2,263,042)     (2,260,432)
Other income                                                                                 428,302         324,081
                                                                                      --------------  --------------
Income from continuing operations before income taxes                                      1,017,509         194,752

Income tax expense                                                                           377,000          63,000
                                                                                      --------------  --------------

Income from continuing operations                                                            640,509         131,752

Discontinued Operations:
Loss from discontinued operations,
  net of applicable income tax benefit of $130,000                                                 -        (264,601)

Gain on disposal of ICS, net of $107,000 of applicable
  income tax expense                                                                               -         723,581
                                                                                      --------------  --------------
Net income                                                                             $     640,509   $     590,732
                                                                                      ==============  ==============

Basic income per share
  From continuing operations                                                           $        0.03   $        0.01
  From discontinued operations                                                                     -            0.02
                                                                                      --------------  --------------
  Total                                                                                $        0.03   $        0.03
                                                                                      ==============  ==============

Weighted average number of shares outstanding                                             25,455,350      23,922,676
                                                                                      ==============  ==============

Diluted income per share
  From continuing operations                                                           $        0.03   $           -
  From discontinued operations                                                                     -            0.02
                                                                                      --------------  --------------
  Total                                                                                $        0.03   $        0.02
                                                                                      ==============  ==============

Weighted average number of shares outstanding                                             25,490,776      24,764,687
                                                                                      ==============  ==============

                            See accompanying notes.

                       Mace Security International, Inc.

                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                       Number of   Par Value     Additional
                                        Common     of Common      Paid-in      Accumulated
                                        Shares       Stock        Capital        Deficit         Total
                                     -----------  -----------   -----------   -------------   -----------
Balance at December 31, 2000......    25,480,590    $ 254,806   $69,905,062    $(7,282,548)   $62,877,320

Common stock issued in purchase
  acquisitions....................        26,137          261       144,239                       144,500

Shares purchased and retired......       (78,300)        (783)      (86,084)                      (86,867)

Expenses from issuance of
  common stock....................                                   (4,019)                       (4,019)

Net income........................                                                 640,509        640,509
                                     -----------  -----------   -----------   -------------   -----------

Balance at September 30, 2001.....    25,428,427    $ 254,284   $69,959,198    $(6,642,039)   $63,571,443
                                     ===========  ===========   ===========   =============   ===========

                            See accompanying notes.

                       Mace Security International, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                               ----------------------------
                                                                     2001           2000
                                                               -------------  -------------
Operating activities

Income from continuing operations                                $   640,509    $   131,752
Discontinued operations, net of income tax                                 -        458,980
                                                               -------------  -------------
Net income                                                           640,509        590,732
Adjustments to reconcile net income
 to net cash provided by operating activities:
     Depreciation and amortization                                 2,036,681      1,808,170
     Provision for losses on receivables                              20,000         12,361
     (Gain) loss on disposal of property and equipment              (215,891)        16,235
     Deferred income taxes                                           285,125       (146,288)
     Net gain on sale of ICS, including cash surrendered                   -       (975,199)
     Non-cash expenses of discontinued operations                          -         24,206
     Changes in operating assets and liabilities:
       Accounts receivable                                           (20,228)       476,905
       Inventory                                                      41,936        (52,925)
       Accounts payable                                             (562,482)      (778,962)
       Deferred revenue                                             (192,679)      (197,742)
       Accrued expenses                                              763,618        496,026
       Income taxes                                                 (108,488)       (30,212)
       Prepaid expenses and other assets                            (550,648)       904,251
                                                               -------------  -------------
Net cash provided by operating activities                          2,137,453      2,147,558

Investing activities

Acquisition of businesses, net of cash acquired                            -        (25,000)
Purchase of property and equipment                                  (618,295)    (1,073,487)
Proceeds from sale of property and equipment                       1,326,825         15,468
Payments for intangibles                                             (15,800)      (429,900)
Deposits and other prepaid costs on future acquisitions                    -        149,165
                                                               -------------  -------------
Net cash provided by (used in) investing activities                  692,730     (1,363,754)

Financing activities

Proceeds from revolving line of credit, long term debt and
  capital lease obligations                                                -        950,000
Payments on revolving line of credit, long-term debt
  and capital lease obligations                                   (1,539,466)    (1,521,822)
Proceeds from issuance of common stock, net of offering costs         (4,019)     1,499,141

Payments to purchase stock                                           (86,867)        (5,493)
Net payments on note payable to shareholder                                -         (2,927)
                                                               -------------  -------------
Net cash (used in) provided by financing activities               (1,630,352)       918,899
                                                               -------------  -------------
Net increase in cash and cash equivalents                          1,199,831      1,702,703
Cash and cash equivalents at beginning of period                   4,838,023      2,320,804
                                                               -------------  -------------
Cash and cash equivalents at end of period                       $ 6,037,854    $ 4,023,507
                                                               =============  =============

                            See accompanying notes.

                       Mace Security International, Inc.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2. Significant Accounting Policies

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001, and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will have a material impact on the Company's financial position and results of operations. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense up to approximately $900,000.

3. Business Combinations

Since April 1, 1999, the Company has acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses. The facilities acquired include: 43 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona. Seven facilities have been divested. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

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

On June 5, 2000, the Company, through a wholly owned subsidiary, acquired certain assets of Sparsupco, Inc. (the "Beneva Car Wash"). Consideration consisted of 40,000 registered and 90,712 unregistered shares of common stock of the Company and $20,000 of cash. The Beneva Car Wash is located in Sarasota, Florida. The transaction has been accounted for using the purchase method of accounting.

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

On August 28, 2001, the Company sold, through a wholly-owned subsidiary, substantially all of the assets of Gabe's Plaza Car Wash in Morrisville, Pennsylvania. The Company received an aggregate cash sales price of $1.2 million, $315,000 of which was utilized to pay off a promissory note.

4.   Operating Agreements

During a portion of the nine months ended September 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of the location. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax result earned under the operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. No locations were operated under operating agreements during the three months ended September 30, 2000 and 2001, or the nine months ended September 30, 2001.

The results of operations subject to operating agreements in the nine months ended September 30, 2000, were as follows:


                                                       Nine Months
                                                          Ended
                                                      September 30,
                                                          2000
                                                      -------------
     Revenues                                         (In Thousands)

     Car wash and detailing services                           $804
     Fuel and merchandise sales                                  53
                                                      -------------
                                                                857
     Cost of revenues
     Car wash and detailing services                            727
     Fuel and merchandise sales                                  38
                                                      -------------
                                                                765

     Selling, general, and administrative expenses               52
                                                      -------------
     Operating profit                                          $ 40
                                                      =============


In addition to the above results, the Company is currently being paid $20,000 per month under a Management Agreement which allows Mark Sport, Inc., an entity controlled by Jon E. Goodrich, to operate the Company's Security Products Division. The Management Agreement commenced in January 2000. Jon Goodrich is a director of the Company.

5.   Discontinued Operations

On May 4, 2000, the Board of Directors of the Company approved a plan to sell its computer products and services subsidiary, ICS. Accordingly, the operating results of ICS have been segregated from continuing operations and reported on a comprehensive basis as a separate line item on the consolidated statement of operations entitled "Discontinued Operations." On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS. Revenues related to the discontinued ICS operations for the nine months ended September 30, 2000, were $518,753. Loss from discontinued operations for the nine months ended September 30, 2000, was $264,601, exclusive of a gain on the disposal of ICS of $723,581.

6.   Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the nine months ended September 30, 2000 and 2001, management decided to terminate certain pending acquisitions or believes certain pending acquisitions will not be consummated as a result of due diligence findings or the inability of the seller to meet certain terms and conditions precedent to closing. In the nine months ended September 30, 2000, costs of previously capitalized expenditures were principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc.

("Wash Depot") merger. Of the $580,000 costs of terminated acquisitions in the nine months ended September 30, 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs. During the nine months ended September 30, 2001, the write-off of previously capitalized expenditures totaling $107,000 were principally related to several possible acquisitions the Company pursued outside the car wash industry. These costs are primarily related to due diligence costs.

7.   Commitments and Contingencies

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

Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of reports of incidents in which, among other things, defense sprays have been mischievously or improperly used, in some cases by minors; have not been instantly effective; or have been ineffective against enraged or intoxicated individuals. Incidents of this type, or others, could give rise to product liability or other claims, or to claims that past or future advertising, packaging or other practices should be, or should have been, modified, or that regulation of products of this nature should be extended or changed.

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

8.   Business Segments Information

The Company currently operates in the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales and receives revenues under a Management Agreement related to
the Company's previously operated Security Products segment.   In the first
quarter of 2000, the Company entered into a Management Agreement with Mark Sport, Inc., a Vermont corporation. Mark Sport, Inc. is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport, Inc. to operate the Company's Safety and Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended for three six-month periods through January 31, 2002, as provided for in the original Management Agreement. In exchange, Mark Sport, Inc. pays the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport, Inc. must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement as extended. During the term of the Agreement, Mark Sport, Inc. must operate the division in substantially the same manner as it was operated prior to the Management Agreement.

Additionally, during 1999 and through June 2, 2000, the Company operated in the computer hardware and software products and services segment through its
subsidiary, ICS.   ICS was sold on June 2, 2000, and accordingly has been
classified as discontinued operations.

Financial information regarding the Car Care and Security Products segments is as follows:


                                                 Car      Security
                                                 Care     Products
                                               -------- ------------
                                                 (In Thousands)

     Three months ended September 30, 2001
     Revenues from external customers          $ 10,905     $   60
     Intersegment revenues                            -          -
     Segment (loss) income                     $    (58)    $   38
     Segment assets                            $101,357     $3,865
     Nine months ended September 30, 2001
     Revenues from external customers          $ 36,656     $  180
     Intersegment revenues                            -          -
     Segment income                            $    528     $  113
     Three months ended September 30, 2000
     Revenues from external customers          $ 12,624     $   60
     Intersegment revenues                            -          -
     Segment (loss) income                     $   (124)    $   40
     Nine months ended September 30, 2000
     Revenues from external customers          $ 36,456     $  160
     Intersegment revenues                            -          -
     Segment income                            $     24     $  108


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

10.  Income Taxes

The Company recorded a tax expense of $377,000 for the nine months ended September 30, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

11.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended                   Nine Months Ended
                                                  ------------------------------------------------------------
                                                        9/30/01       9/30/00       9/30/01            9/30/00
                                                  ------------------------------------------------------------
Numerator:
 (Loss) income from continuing operations.......    $   (19,719)  $   (83,577)  $   640,509        $   131,752
 Income from discontinued operations............              -             -             -            458,980
                                                  ------------------------------------------------------------
 Net (loss) income..............................    $   (19,719)  $   (83,577)  $   640,509        $   590,732
                                                  ============================================================

Denominator:
 Denominator for basic income
   per share - weighted average shares..........     25,428,427    24,977,957    25,455,350         23,922,676
 Dilutive effect of options and warrants........              -             -        35,426            842,011
                                                  ------------------------------------------------------------
 Denominator for diluted income
   per share - weighted average shares..........     25,428,427    24,977,957    25,490,776         24,764,687
                                                  ============================================================

Basic income per share:
 From continuing operations.....................    $         -   $         -   $      0.03        $      0.01
 From discontinued operations...................              -             -             -               0.02
                                                  ------------------------------------------------------------
 Total..........................................    $         -   $         -   $      0.03        $      0.03
                                                  ============================================================

Diluted income per share:
 From continuing operations.....................    $         -   $         -   $      0.03        $         -
 From discontinued operations...................              -             -             -               0.02
                                                  ------------------------------------------------------------
 Total..........................................    $         -   $         -   $      0.03        $      0.02
                                                  ============================================================


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

     We need to raise additional capital. Additional capital will be needed if acquisitions of car washes or other businesses are made. Our capital requirements also include working capital for daily operations and capital for equipment purchases. To the extent that we lack cash to meet our future capital needs, we will be required to raise additional funds through bank borrowings and additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution. If we are unable to raise additional capital, we will need to curtail future acquisitions.

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

     Listing on the Nasdaq National Market.   If the Company does not maintain a
minimum bid for thirty consecutive days, it is subject to being delisted from the Nasdaq National Market. If the Company receives a delisting notice from Nasdaq, the Company's stock may be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market. OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed stocks. The values of these stocks may be more volatile than Nasdaq-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets."

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

The Company's bid price has been below one dollar since September 10, 2001. In response to the extraordinary market conditions following the terrorist attacks of September 11, 2001, The Nasdaq Stock Market, Inc. has implemented a moratorium until January 2, 2002, on the minimum bid and public float requirements for continued listing on Nasdaq. In its moratorium announcement, Nasdaq further indicated it will consider whether it is appropriate to recommend further and more permanent action regarding these requirements. Should the Company's common stock fail to trade above one dollar for thirty consecutive business days subsequent to January 2, 2002, and should the Nasdaq reinstate the previous minimum bid price requirement, the Company may be subject to delisting as described above.

     We have a history of losses, and we may incur continuing charges. We have reported net losses and working capital deficits, and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization to debt service. If our operating earnings are not sufficient to maintain the required ratios, we would be in default of our loan agreements. In addition, we will recognize goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Goodwill is currently amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. Upon adoption of SFAS 142 on January 1, 2002, the Company will no longer amortize goodwill.

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

Results of Operations for the Nine Months Ended September 30, 2001, Compared to
                   the Nine Months Ended September 30, 2000

Revenues

     Car Care Services

The Company owns full service, exterior only and self service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. The Company earns revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2001, for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, the Company believes that the geographic diversity of its operating locations minimizes weather-related influence on its volume.

     Security Products

The Company is currently being paid $20,000 per month under a Management Agreement which allows Mark Sport, Inc. an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Security Products segment. Total revenues under the Management Agreement were $180,000 for the nine months ending September 30, 2001.

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

The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that management has determined will not be consummated. At September 30, 2001, the Company had no capitalized costs related directly to proposed acquisitions that were not yet consummated.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of goodwill and other intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Goodwill is amortized on a straight-line basis over 25 years. Other intangibles are amortized over their useful lives ranging from three to twenty years, using the straight-line method.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2001, was $2,263,000 compared to $2,260,000 for the nine months ended September 30, 2000. This is the result of additional interest expense on borrowings relating to several acquisitions in the nine month period ended September 30, 2000, and additional working capital borrowings through a refinancing in the last quarter of 2000. This increase was offset by a decrease in interest rates on approximately 50% of the Company's long term debt which has interest rates tied to the prime rate.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          2001      2000
                                                         ------   --------

Revenues                                                 100.0%    100.0%
Cost of revenues                                          71.6      72.9
Selling, general and administrative expenses              14.9      14.8
Depreciation and amortization                              5.5       4.9
Costs of terminated acquisitions                           0.3       1.6
                                                         -----    ------
Operating income                                           7.7       5.8
Interest expense, net                                     (6.1)     (6.2)
Other income                                               1.2       0.9
                                                         -----    ------
Income from continuing operations before income taxes      2.8       0.5
Income tax expense                                         1.1       0.2
                                                         -----    ------
Income from continuing operations                          1.7       0.3
Loss from discontinued operations                            -      (0.7)
Gain on disposal of ICS                                      -       2.0
                                                         -----    ------
Net income                                                 1.7%      1.6%
                                                         =====    ======

Revenues

     Car Care Services

Revenues for the nine months ended September 30, 2001, were $36.6 million as compared to $36.4 million for the nine months ended September 30, 2000, an increase of $0.2 million or 1%. Of the $0.2 million increase, approximately $1.6 million was from wash and detail services, which was partially offset by decreases of approximately $274,000 in lube sales, and $1.1 million in fuel and merchandise sales. Of the $36.6 million of revenues for the nine months ended September 30, 2001, $30.3 million or 83% was generated from car wash and detailing, $3.4 million or 9% from lube and other automotive services, and $2.9 million or 8% from fuel and merchandise sales. Of the $36.4 million of revenues for the nine months ended September 30, 2000, $28.7 million or 79% was generated from car wash and detailing, $3.7 million or 10% from lube and other automotive services, and $4.0 million or 11% from fuel and merchandise sales. The net increase in total revenue in 2001 is attributable to revenues earned at a car wash and five truck washes the Company acquired during 2000; internal growth through a focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 14.7% or $1.88 to $14.67 in the nine months ended September 30, 2001, from $12.79 per car in the first nine months of 2000; offset partially by a reduction in wash revenues due to the divestiture of several car wash sites since the third quarter of 2000, and an approximate $1.4 million or 18% decline in lube services, fuel and merchandise sales.

During a portion of the nine months ended September 30, 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for the nine months ended September 30, 2000, was $857,000. No locations were operated under operating agreements during the nine months ended September 30, 2001.

     Security Products

During the nine months ended September 30, 2001, pursuant to a Management Agreement, the Company was paid $180,000. This amount is included under revenues from operating agreements. The Company was paid $160,000 under this Agreement for the nine months ended September 30, 2000.

Cost of Revenues

     Car Care Services

Cost of revenues for the nine months ended September 30, 2001, were $26.4 million or 72% of revenues with car washing and detailing costs at 70% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 89% of respective revenues.

Cost of revenues for the nine months ended September 30, 2000, were $26.7 million, or 73% of revenues. However, because income earned under operating agreements is shown as a net figure in revenue, already reduced by cost of revenues, the cost of revenue percentage for this segment is better analyzed on a gross method. With revenues and cost of revenues for locations under operating agreement shown on a gross basis, total cost of revenues for the nine months ended September 30, 2000, was $27.5 million or 74% of revenues for this segment, with car wash and detailing costs at 72% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. With the Company's increase in its average wash and detailing revenues per car by $1.88 or 14.7% over the first nine months of 2000 and continued emphasis on controlling operating costs, the Company has a net increase in wash and detailing operating margins in the current year. The overall increase in margin is partially offset by a 6.0% reduction in car wash volume due largely to inclement weather in the current year. In the nine months ended September 30, 2001, approximately 32.4% of the Company's operating days within its markets were rainy or cloudy as compared to 28.4% in the nine months ended September 30, 2000.

     Security Products

During 2000 and 2001, pursuant to a Management Agreement, no costs were incurred by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2001, were $5.48 million compared to $5.40 million for the same period in 2000, an increase of approximately $80,000 or 1%. SG&A costs as a percent of revenues were 14.9% for the nine months ended September 30, 2001, as compared to 14.8% in the first nine months of 2000. Most of this increase is as a result of SG&A costs incurred at the six additional locations acquired during 2000 and three sites transitioned from operating agreements to being owned. The remainder of the increase is primarily the result of increases in advertising, insurance costs and business taxes. This increase was partially offset by a reduction of administrative costs as a result of efficiencies gained through consolidating all regional back office activity into the Mt. Laurel, New Jersey, corporate office.

In the nine months ended September 30, 2001, the Company wrote off approximately $107,000 of acquisition costs associated with terminated pending acquisitions. Additionally, in the same period in 2000, the Company wrote off $580,000 of acquisition related costs associated with terminated pending acquisitions.

Depreciation and Amortization

Depreciation and amortization totaled $2.0 million for the nine months ended September 30, 2001, as compared to $1.8 million for the same period in 2000. This increase is primarily attributable to the six additional sites acquired during 2000 and three sites transitioned from an operating agreement to being owned.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2001, was $2,263,000 compared to $2,260,000 for the nine months ended September 30, 2000. This is the result of additional interest expense on borrowings relating to several acquisitions in the nine month period ended September 30, 2000, and additional working capital borrowings through a refinancing in the last quarter of 2000. This increase was offset by a decrease in interest rates on approximately 50% of the Company's long term debt which has interest rates tied to the prime rate.

Other Income

In the quarter ended September 30, 2001, the Company sold its facility in Morrisville, Pennsylvania and recognized a pre-tax gain of approximately $216,000.

Taxes

The Company recorded a tax expense of $377,000 for the nine months ended September 30, 2001. Tax expense reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

Results of Operations for the Three Months Ended September 30, 2001 Compared to
                   the Three Months Ended September 30, 2000

Revenues

  Car Care Services

Revenues for the three months ended September 30, 2001, were $10.9 million as compared to $12.6 million for the three months ended September 30, 2000, a decrease of $1.7 million or 14%. Of the $1.7 million decrease, approximately $0.9 million was from wash and detail services, approximately $0.2 was in lube sales and $0.6 was in fuel and merchandise sales. Of the $10.9 million of revenues for the three months ended September 30, 2001, $8.9 million or 82% was generated from car wash and detailing, $1.1 million or 10% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. Of the $12.6 million of revenues for the three months ended September 30, 2000, $9.9 million or 78% was generated from car wash and detailing, $1.3 million or 10% from lube and other automotive services, and $1.4 million or 12% from fuel and merchandise sales. The $0.9 million decrease in wash and detail services was largely the result of more rain and cloud days in the Company's Texas region, a temporary decrease in car wash volume in all of the Company's regions due to the terrorist attacks against the United States on September 11, 2001, and a reduction in wash volume due to the divestiture of several car wash sites since the third quarter of 2000. The volume decrease was partially offset by internal price growth through a focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 5.8% or $0.80 to $14.54 in the three months ended September 30, 2001, from $13.74 per car in the three months ended September 30, 2000.

  Security Products

During the three months ended September 30, 2001, pursuant to a Management Agreement, the Company was paid $60,000. This amount is included under revenues from operating agreements. The Company was paid $60,000 under this Agreement for the three months ended September 30, 2000.

Cost of Revenues

  Car Care Services

Cost of revenues for the three months ended September 30, 2001, were $8.1 million or 75% of revenues with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 90% of respective revenues.

Cost of revenues for the three months ended September 30, 2000, were $9.7 million, or 77% of revenues, with car wash and detailing costs at 75% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. With the Company's increase in average wash and detailing revenue per car in the current quarter of $0.80 or 5.8% as compared to the same quarter in the prior year and continued emphasis on controlling operating costs, the Company has achieved improved wash and detailing operating margins.

  Security Products

During 2000 and 2001, pursuant to a Management Agreement, no costs were incurred by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2001, were $1.7 million compared to $1.8 million for the same period in 2000. SG&A costs as a percent of revenues were 15.7% for the three months ended September 30, 2001, as compared to 14.5% in the third quarter of 2000.

In the three months ended September 30, 2001, the Company wrote off approximately $33,000 of costs associated with terminated pending acquisitions.

Depreciation and Amortization

Depreciation and amortization totaled $684,000 for the three months ended September 30, 2001, as compared to $640,000 for the same period in 2000. This increase is primarily attributable to the six additional sites acquired during 2000 and three sites transitioned from an operating agreement to being owned.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2001, was $712,000 compared to $788,000 for the three months ended September 30, 2000. This decrease is the result of the decrease in interest rates on approximately 50% of the Company's long term debt which has interest rates tied to the prime rate. This decrease was partially offset by additional working capital borrowings through a refinancing of certain long term debt in the last quarter of 2000.

Other Income

In the quarter ended September 30, 2001, the Company sold its facility in Morrisville, Pennsylvania and recognized a pre-tax gain of approximately $216,000.

Taxes

The Company recorded a tax benefit of $11,000 for the three months ended September 30, 2001. Tax benefit reflects the recording of income taxes at an effective rate of 37%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

As of September 30, 2001, the Company had positive working capital of approximately $4.0 million and cash and cash equivalents of $6.0 million. For the nine months ended September 30, 2001, net cash provided by operations was approximately $2.1 million, net cash used in financing activities was approximately $1.6 million and net cash provided by investing activities was approximately $693,000 resulting in a net increase in cash and cash equivalents of approximately $1.2 million. Capital expended during the period included approximately $634,000 for the purchase of operating equipment, real estate, and intangibles.

The Company's acquisition program and operations to date have required substantial amounts of working capital, and the Company expects to continue to expend funds to support its acquisition program and capital needs for equipment. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $150,000 for the remainder of the year ending December 31, 2001.

At September 30, 2001, the Company had borrowings of approximately $35.0 million. The Company has two letters of credit outstanding at September 30, 2001, totaling $625,000 as collateral relating to worker compensation insurance policies. The Company does not maintain a revolving credit facility. During 2000, the Company refinanced on a long term basis under favorable terms the majority of its short term debt related to its 1999 and 2000 acquisitions. In February 2000, the Company entered into a $4.8 million term loan with Bank One, Texas, NA ("Bank One") to refinance the remaining balance of a short term promissory note related to the Genie acquisition and entered into several new loan agreements with Bank One to finalize the assumption of notes held by Bank One relating to the Colonial acquisition. Additionally, in November 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance a $1.3 million convertible promissory note to Bullseye Properties assumed in connection with the acquisition of Eager Beaver, a $2.1 million SouthTrust Bank note maturing in May 2001, and a $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The Bank One term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and approximately $1.6 million of additional funding, net of loan closing costs, for capital improvements and working capital.

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

On April 5, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The equity purchase agreements allow the Company to suspend the purchasing of its common stock by Fusion if the price of the Company's common stock is less than $7.00 per share. The Company is currently not permitting the purchase of its common stock under the equity purchase agreement due to the current low trading value of the Company's common stock and the potentially dilutive effect of such stock purchases. If and when the Company agrees to the purchase of its stock, Fusion has the right to purchase from the Company shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. As long as the Company has not suspended Fusion from purchasing its stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay $1.0 million to the Company as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through September 30, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into the Company's common stock.

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


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        10.134 Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.


        (b)     Current Reports on Form 8-K or 8-K/A:

                On September 27, 2001, the Company filed a report on Form 8-K dated August 28, 2001 under Item 2 to report the sale of all the assets of Gabe's Plaza Car Wash, located in Morrisville, Pennsylvania.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Mace Security International, Inc.

                    BY:  /s/ Louis D. Paolino, Jr.
                        -------------------------------------
                        Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

                    BY:  /s/ Gregory M. Krzemien
                        -------------------------------------
                        Gregory M. Krzemien, Chief Financial Officer

                    BY:  /s/ Ronald R. Pirollo
                        -------------------------------------
                        Ronald R. Pirollo, Controller (Principal Accounting Officer)


DATE: November 9, 2001