Form 10-K
period 2001-12-31
MACE SECURITY INTERNATIONAL INC
filed 2002-03-11
CIK 912607

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the year ended December 31, 2001            Commission File No. 0-22810

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

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on March 6, 2002, was approximately $13,651,095. (Reference is made to page 14 herein for a statement of assumptions upon which this calculation is based.) The Company does not have any non-voting stock.

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 6, 2002 was 25,384,027.

                      Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the Registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Mace Security International, Inc. ("the Company" or "Mace") was incorporated in Delaware on September 1, 1993. Before July 1999, its main business was the production and sale of less-than-lethal defense sprays and other consumer safety and personal security products. On July 1, 1999, we merged American Wash Services, Inc., a company that was engaged in the business of acquiring and operating car wash facilities, into a wholly-owned subsidiary of Mace Security International, Inc. On July 9, 1999, we acquired all the outstanding common stock of Innovative Control Systems, Inc. ("ICS"), a developer of point-of-sale systems for the car wash and oil and lubrication industries. On June 2, 2000, we sold our computer products subsidiary, ICS, and accordingly, all results of ICS's operations have been classified as "discontinued operations."

Our operations are currently conducted through two primary divisions. Since July 1999, our main business has been the ownership and operation of full service car and truck wash facilities. Through a separate security products division, we produce retail sale consumer safety and personal security products. In the first quarter of 2000, we entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"). Mark Sport is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport to operate the Security Products Division and receive all profits or losses realized through operation of this division. We have retained ownership of all of the business assets. Under the Management Agreement, Mark Sport pays us $20,000 per month. Additionally, Mark Sport must pay us an amount equal to the amortization and depreciation on the assets of the division. During the term of the Agreement, Mark Sport must operate the division in substantially the same manner as it has been operated prior to the Management Agreement. The Management Agreement currently expires on April 30, 2002.

LINES OF BUSINESS

     Car and Truck Wash Business. The Company, through its subsidiaries, owns and operates 55 car washes and five truck washes. We operate 15 car wash locations in the region surrounding Philadelphia, Pennsylvania, some of which are located in New Jersey, Pennsylvania and Delaware. We also operate six car wash locations in the Sarasota, Florida area, 14 car wash locations in Arizona, and 20 car wash locations in Texas. We also own five truck washes located in Arizona, Indiana, Ohio and Texas. Except for 11 of the Philadelphia-region car washes, which provide only exterior washing, and two of the Texas-region locations, which represent a self serve wash facility and a lube facility, the rest of our locations are full service car washes. These full service car washes provide exterior washing and drying, vacuuming and dusting of dashboards and door panels, and cleaning of all windows and glass.

Our typical car or truck wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel of approximately 75 feet in length. Cars are moved through the car wash tunnel by a conveyor system where automatic equipment cleans the vehicle as it moves underneath the equipment. Additional extra services, including wheel cleaning, fragrance and rust protection treatment, interior and wheel treatments, waxing and shampooing, are also offered at the locations.
Many of our locations also offer other consumer products and related car care services, such as professional detailing services (offered at 42 locations), oil and lubrication services (offered at 10 locations), gasoline dispensing services (offered at 19 locations), state inspection services (offered at six locations), convenience store sales (offered at one location), and merchandise store sales (offered at 42 locations). Our truck wash facilities provide washing and waxing services for tractor-trailer and fleet transport vehicles. These services are provided by hand. While certain acquisitions were pending in 1999 and 2000, we managed several car wash locations under operating agreements pursuant to which we were entitled to all profits generated by that location. Car wash and ancillary services provided 99.5%, 99.5%, and 86.7% of our revenues in fiscal years 2001, 2000 and 1999, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

Our car wash operations are not dependent on any one or small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States. For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Security Products Division. The Security Products Division designs, markets and sells consumer products for use in protection of the home and automobile, and for personal and child protection. These products include a line of defense sprays, personal alarms, whistles, and window and door lock alarms. The defense sprays include tear gas sprays, pepper sprays and sprays with both tear gas and pepper solution. The Security Products Division markets its products through mass merchants/department stores, consumer catalogues and guns/sporting goods, hardware, auto, convenience, and drug stores as well as on the Internet. Mace Anti Crime Bureau(R) ("MACB") develops and markets security products and literature primarily for the foreign financial community, including a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos and crisis response materials. MACB markets to foreign financial institutions and related businesses throughout the world through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisement in trade publications. Substantially all of the manufacturing processes are performed at the Bennington, Vermont facility under the Management Agreement through Mark Sport. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged on-site at the Vermont facility. Operating results of the KinderGard(R) product line are immaterial at this time.

In the first quarter of 2000, we entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitles Mark Sport to operate the Security Products Division and receive all profits or losses during the term of the Management Agreement. We have retained the ownership of all of the business assets. The Management Agreement was extended under several amendments, most recently through April 30, 2002. Under the Management Agreement, Mark Sport pays us $20,000 per month. Additionally, Mark Sport must pay us an amount equal to the amortization and depreciation on the assets of the division. During the term of the Management Agreement, Mark Sport must operate the division in substantially the same manner as it has been operated prior to the Management Agreement. Revenue from the Security Products Division provided 0.5%, 0.5%, and 13.3% of our revenues in fiscal years 2001, 2000 and 1999, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

     Point-of-Sale Systems and Software Sales and Development. On July 9, 1999, we acquired ICS in exchange for 604,000 shares of company common stock and the assumption of $750,000 of debt. From July 1999 to June 2000, ICS was involved in the development, marketing and sale of automated point-of-sale control systems that are used to monitor, manage and analyze car wash systems and lubrication centers. On June 2, 2000, we sold ICS. Accordingly, all results of ICS operations have been classified as "discontinued operations."

BUSINESS STRATEGIES

Growth Of Car and Truck Wash Business.

          .  Internal Growth.  We believe that we can achieve internal growth,
             ----------------
principally from additional sales into our current markets, by providing superior and improved service and through our existing marketing efforts. To improve market share in a given operating region, we spend approximately 2% to 3% of regional revenue on strong regional advertising campaigns emphasizing brand awareness. Advertising includes, but is not limited to, direct mail discount coupon campaigns, media promotional events, and radio and television spots. We believe that only about 30% of the general population routinely use car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. We believe that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, we can increase consumer participation rates and generate significant internal growth from existing locations. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist.

          .  Increasing Productivity and Operating Efficiency.   We have reduced
             ------------------------------------------------
the total operating expenses of our owned businesses by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance, and communications. We train our operating personnel to emphasize customer service, labor savings, safe operation and improved sales of add-on and ancillary services. Location managers are trained to implement our standardized service menu option list and high-margin service add-ons at each of our locations.

     Acquisitions. From May 1999 through December 2001, and including our merger with American Wash Services, Inc., we acquired 62 car wash facilities and five truck wash facilities through the acquisition of 17 separate businesses. Seven car wash facilities have been divested or closed. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area.

We will continue to acquire car washes when we can do so on advantageous terms. In evaluating potential acquisitions, we will consider: (i) the potential for operating cost reductions, revenue growth through advertising, and managerial efficiencies; (ii) the commercial viability and underlying real estate value of each location; (iii) the potential for geographic diversification throughout the United States; and (iv) other relevant factors.

We are also exploring potential acquisitions, mergers and strategic alliances with companies not in the car wash business.

As consideration for future acquisitions, we intend to continue to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance future acquisitions through funds provided by operations, mortgage loans and the proceeds of possible future equity sales.

  .  Completed Acquisitions.   We did not complete any acquisitions in 2001.
     -----------------------
During 2000, we acquired three car care companies and a truck wash company.

                            Completed Acquisitions
                     January 1, 2000 -- December 31, 2000

                                              Date Acquired
Company                                    (Accounting Method)     Location           Principal Business
-------                                    -------------------     --------           ------------------

Red Baron Truck Washes, Inc.               March 24, 2000        Arizona,             Five Truck Washes
                                           (Purchase)            Indiana,
                                                                 Texas and Ohio

Sparsupco, Inc. (the "Beneva Car Wash")    June 5, 2000          Sarasota, Florida    Full Service Car Wash
                                           (Purchase)

Superstar Kyrene                           July 10, 2000         Phoenix, Arizona     Full Service Car Wash
                                           (Purchase)

Blue Planet Car Wash                       July 26, 2000         Dallas, Texas        Full Service Car Wash
                                           (Purchase)

MARKETING

     Car and Truck Wash Business. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through coupon advertising and direct-mail marketing programs. We have a diverse customer base, with no single customer accounting for five percent or more of our consolidated revenues for the fiscal year ended December 31, 2001. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

     Security Products Division. During 2000 and 2001, we did not directly market its line of personal safety and security devices. All marketing and sales are done by Mark Sport under the Management Agreement which expires on April 30, 2002. Each market category is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Market categories are also reached through catalogue, magazine and trade publication advertising, Internet website and promotion at industry trade shows. Mark Sport also sells directly to wholesale distributors and to certain large department stores. Mail order and specialty accounts are handled directly by Mark Sport.

     Point-of-Sale and Software Business. Having sold ICS, we no longer market the point-of-sale systems manufactured by ICS.

PRODUCTION AND SUPPLIES

     Car and Truck Wash Business. We do not manufacture any of the car or truck wash equipment and supplies which we use. There are numerous suppliers of the equipment and supplies required by our car and truck wash operations.

     Security Products Division. Substantially all of the manufacturing processes for the Security Products Division are performed under the Management Agreement by Mark Sport at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line and its MaceCash dye pack bag are primarily manufactured by unrelated companies and packaged on-site at the Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong beneficial long-term relationships with many of our suppliers including the following: Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc. In addition, Mark Sport purchases for resale a variety of products produced by others including whistles, alarms, and window and door locks, among others.

     Point-of-Sale and Software Business. Prior to the sale of ICS in June 2000, all of our manufacturing processes for the Point-of-Sale and Software Business were performed at our Nazareth, Pennsylvania facility. The component parts of ICS's Point-of-Sale systems were manufactured by unrelated companies and assembled at the Nazareth, Pennsylvania facility.

COMPETITION

     Car and Truck Wash Business. The car care industry is a highly fragmented industry comprised of many "mom and pop" private businesses. At any wash location the main competitors are privately owned car washes which may, in many instances, be located near our car washes. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. We also face competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Because barriers to entry in the general car care industry are relatively low, competition may arise from new sources not currently competing with us. We compete with other companies intending to become a national car wash chain including, Wash Depot Holdings, Inc., Car Wash Partners, Car Wash of America, Car Spa and Oasis Car Wash.

     Security Products Division. The Security Products Division faces intense competition in the security products consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While Mark Sport continues to offer defense spray products that we believe distinguish themselves through brand name recognition, superior product features and formulations, and research and development, this division has experienced a sales decline for these products. We attribute this decline not only to the strong competition, but also to lower demand in general.

TRADEMARKS AND PATENTS

     Car and Truck Wash Business. We previously announced that we selected Super Bright(R) as our national car wash chain's new brand name. We own a registered service mark for Super Bright(R) effective October 30, 2001. This new brand name marks the beginning of an expanded marketing and advertising initiative, which will include upgrading the signage and appearance of many of our car wash facilities.

     Security Products Division. Mace Security International, Inc. began marketing products in 1988 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. We exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. We also have various other patents and trademarks for the devices we sell including, trademarks and patents for the Big Jammer(R) door brace, Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), Auto Alert(TM), Screecher(R), Peppergard(R), Slam(R), Mace (Mexico)(R), Viper(R) defense spray, KinderGard(R), Zip-a-Babe(R), Hand n-Hand(R) and Safe-T-Zip(R). We have been issued a patent on the locking mechanism for the Mark VI defense spray unit.

In July 1998, in connection with the sale of our Law Enforcement division, we transferred our Mace (R) brand trademark and all related trademarks and a patent (No. 5,348,193) to our wholly owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99 year license to use the Mace (R) brand, certain other such trademarks and the patent in the Law Enforcement Market only.

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

     Car and Truck Wash Business. We are subject to various local, state and federal laws regulating the discharge of pollutants into the environment. We believe that our operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect our competitive position. Three major areas of regulation facing us are disposal of lubrication oil at our oil change centers, the compliance with all underground storage tank laws in connection with our gasoline sales and the proper recycling and disposal of water used in our car washes. We use approved waste-oil haulers to remove our oil and lubricant waste. Before acquiring a gasoline dispensing site, we investigate it to verify that any underground storage tanks are in compliance with all legal requirements. We recycle our waste water and where we have proper permits it is disposed of into sewage drains; 70% of the detergent and wax products used in the car wash are recycled within a built-in reclaim system.

     Security Products Division. The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. However, in most states, sales to minors are prohibited and in several states (MA, MI, NE, NY, WI), sales of defense sprays are highly regulated. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays allowing for the sale of oleoresin capsicum (OC) pepper sprays in licensed pharmacies and licensed gun stores only. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of OC pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone (CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. We have been able to sell our defensive sprays within the guidelines set by state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on our financial condition. We believe we are in compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

     Car and Truck Wash Business. We have a car wash school established at one of our Austin, Texas car washes. The school is used to train managers and assistant managers for our car washes.

     Security Products Division. We have an on-site laboratory. Research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. We spent approximately $13,000 on research and development in 1999.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include Property coverages including Business Interruption protection for each location. We maintain garage keepers and commercial general liability coverages in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate with an umbrella policy which provides coverage up to $25,000,000. We also maintain workers compensation policies in every state in which we operate. Nevertheless, there can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

We currently conduct, and for each of the past three years have conducted, substantially all of our business in the United States. We do not derive any material revenue from countries other than the United States and do not have long-term assets or customer relationships outside of the United States. Accordingly, we are not currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of March 6, 2002, we had approximately 1,825 employees, of which approximately 1,801 were employed in the car care services, 19 in clerical, administrative and sales positions, and five in management. None of our employees is covered by collective bargaining agreements.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from our expectations. The Forward Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

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

     Risks of Acquisitions and New Business Segments. One of our strategies has been to grow through acquisitions. We are currently examining acquisition candidates outside the car care industry. To the extent we make acquisitions inside or outside the car care industry, our ability to identify suitable acquisition candidates, understand new businesses, and consummate acquisitions on financially favorable terms is a risk. Acquisitions involve risks inherent in assessing acquisition candidates' values, strengths, weaknesses, risks and profitability and risks related to the financing, integration and operation of acquired businesses, including:

     i.   adverse short-term effects on our reported operating results;
     ii.  diversion of management's attention;
     iii. dependence on hiring, training and retaining key personnel;
     iv.  risks associated with unanticipated problems or latent liabilities;
          and
     v. risks inherent with management not having experience in new business segments acquired.

We cannot give assurance that acquisition opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses, or that any acquired business will be profitable.

     Listing on the Nasdaq National Market. If our common stock does not maintain a minimum bid price of one dollar for thirty consecutive days, we are subject to being delisted from the Nasdaq National Market. If our stock is under $1.00 for thirty consecutive business days, we will be able to maintain our listing if during the next 90 day period, our stock maintains at least a minimum bid price of $1.00 for a ten consecutive day period. The ten day period required can be extended at the discretion of Nasdaq. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of one dollar for thirty consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock does not maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we will receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock may be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together

"Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

On April 19, 2001, we were advised by Nasdaq that our common stock had failed to trade above one dollar for thirty consecutive business days, and therefore, we were not in compliance with Marketplace Rule 4450(a)(5) of the Nasdaq National Market. Nasdaq advised us that we had 90 days to maintain a bid price of at least one dollar for ten consecutive business days or we would be delisted. We maintained a minimum bid price of at least one dollar for ten consecutive business days ending May 4, 2001. On May 11, 2001, we were advised by Nasdaq that we were in compliance with Marketplace Rule 4450(a)(5) and were not subject to being delisted.

Our bid price has been below one dollar since February 8, 2002. Should the bid price of our common stock fail to close above one dollar for one day before March 22, 2002, we may be subject to delisting as described above.

     We have a history of losses, and we may incur continuing charges. We have reported net losses and working capital deficits in the past, and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. If our results are not sufficient to maintain the required ratios, we would be in default of our loan agreements. In addition, we have recognized goodwill amortization charges in connection with our acquisitions that are accounted for under the "purchase" method of accounting. The amount of goodwill recognized is the amount by which the purchase price of a business exceeds the fair market value of the assets acquired. Until December 31, 2001, goodwill was amortized over a period not to exceed 25 years depending on the business acquired, resulting in an annual non-cash charge to our earnings during that period. With the adoption of Statement of Financial Accounting Standards 142, Goodwill and Intangible Assets ("SFAS 142" ) on January 1, 2002, we will no longer amortize goodwill. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite lives. Although we have not yet determined the effect of these new impairment test, future charges to our consolidated statement of operations could result should impairment losses be identified.

     Our business plan poses risks for us. One of our business objectives is to develop as a full service, integrated car care business through acquisitions and through the internal development of our car wash facilities. We have repositioned our company from one involved primarily in the production of consumer defense products to a company that provides car wash and car care services. This strategy involves a number of risks, including:

     i.   risks associated with growth;
     ii.  risks associated with acquisitions; and
     iii. risks associated with the recruitment and development of management and operating personnel.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

     We have a limited operating history regarding our car and truck wash businesses. Since July 1999, our main business has been the acquisition and operation of car wash facilities, which now accounts for substantially all of our revenues. Because of our relatively limited operating history with respect to this business, we cannot assure you that we will be able to operate it successfully.

     We may not be able to manage growth. If we succeed in growing, growth will place significant burdens on our management and on our operational and other resources. We will need to attract, train, motivate, retain and supervise our senior managers and other employees. If we are unable to do this, we will not be able to realize our business objectives.

     Our car wash business may suffer under certain weather conditions. Seasonal trends in some periods may affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business.

     Our stock price is volatile. Our common stock's market price has been and is likely to continue to be highly volatile. Factors like fluctuations in our quarterly revenues and operating results, our ongoing acquisition program, market conditions and economic conditions generally may impact significantly our common stock's market price. In addition, if we make an acquisition, we may agree to issue common stock that will become available generally for resale and may have an impact on our common stock's market price.

     We may not be able to integrate businesses we acquire and achieve operating efficiencies. If we acquire new businesses, we may not be able to successfully operate and integrate the acquired businesses. Our strategy is to achieve economies of scale and brand name recognition in part through acquisitions that increase our size. We cannot give assurance that we will be able to acquire businesses or that our efforts to integrate acquired operations will be effective or that we will realize expected results. Our failure to achieve any of these results could have a material adverse effect on our business and results of operations.

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

     We face risks associated with our consumer safety products. We face claims of injury allegedly resulting from our defense sprays. We cannot give assurance that our insurance coverage will be sufficient to cover any judgments won against us in these lawsuits. If our insurance coverage is exceeded, we will have to pay the excess liability directly. We are also aware of several claims that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. While we no longer sell defense sprays to law enforcement agencies, it is possible that the increasing use of defense sprays by the public could, in the future, lead to additional product liability claims.

     Consumer demand for our car wash services is unpredictable. Our financial condition and results of operations will depend substantially on consumer demand for car wash services. Our business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. We cannot give assurance that consumer demand for car wash services will increase as our business expands. Nor can we give assurance that consumer demand will maintain its current level.

     We must maintain our car wash equipment. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment found in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment, the car wash could become inoperable resulting in a loss of revenue.

     Our car wash and car care services operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car care services, such as gasoline and lubrication, use of a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

     i. transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;
     ii.  discharge of stormwater; and
     iii. underground storage tanks.

If any of the previously mentioned substances were found on our property, including leased property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

     We face significant competition. The extent and kind of competition that we face varies. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. Because barriers to entry into the car care industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. We also face competition from outside the car care industry, such as gas stations and convenience stores, that offer automated car wash services. In some cases, these competitors may have greater financial and operating resources than we have. In our car wash businesses, we face competition from a number of sources, including regional and national chains, gasoline stations, gasoline companies, automotive companies and specialty stores, both regional and national.

     Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers.

     Our preferred stock may affect the rights of the holders of our common stock; it may also discourage another entity from acquiring control of Mace. Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. No shares of preferred stock are currently outstanding. It is not possible to state the precise effect of preferred stock upon the rights of the holders of our common stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series or classes of the preferred stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on common stock, to the extent dividends are payable on any issued shares of preferred stock, and restrictions on dividends on common stock if dividends on the preferred stock are in arrears, (ii) dilution of the voting power of the common stock to the extent that the preferred stock has voting rights, and (iii) the holders of common stock not being entitled to share in our assets upon liquidation until satisfaction of any liquidation preference granted to the preferred stock.

The preferred stock may be viewed as having the effect of discouraging an unsolicited attempt by another entity to acquire control of us and may therefore have an anti-takeover effect. Issuances of authorized preferred stock can be implemented, and have been implemented by some companies in recent years with voting or conversion privileges intended to make an acquisition of the company more difficult or costly. Such an issuance could discourage or limit the stockholders' participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

     Some provisions of Delaware law may prevent us from being acquired. We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an entity who is an "interested stockholder" for a period of three (3) years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a price for our common stock above its market price.

     We do not expect to pay cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock in the foreseeable future. We will reinvest in our business any cash otherwise available for dividends.

     There are additional risks set forth in the incorporated documents. In addition to the risk factors set forth above, you should review the financial statements and exhibits incorporated into this report. Such documents may contain, in certain instances and from time to time, additional and supplemental information relating to the risks set forth above and/or additional risks to be considered by you, including, without limitation, information relating to losses experienced by us in certain historical periods, working capital deficits at particular dates, information relating to pending and recently completed acquisitions, descriptions of new or changed federal or state regulations applicable to Mace, data relating to remediation and the actions taken by Mace, and estimates at various times of Mace's potential liabilities for compliance with environmental laws or in connection with pending litigation.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters is located in Mount Laurel, New Jersey. We rent approximately 10,000 square feet of space at a current annual cost of approximately $192,000.

        Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under
Item 1. Lines of Business. The 55 car wash facilities operated by us as of December 31, 2001 are situated on sites we own or lease. We own 42 and lease 13 of our car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

                                           Type of       Number of
     Locations /(1)/                    Car Wash /(2)/   Facilities
     ---------------                    --------------   ----------

     Philadelphia, Pennsylvania Area    Full Service          3
                                        Exterior Washes       3

     Southern New Jersey Area           Full Service          1
                                        Exterior Washes       7

     Smyrna, Delaware                   Exterior Wash         1

     Phoenix, Arizona Area              Full Service         14

     Dallas, Texas Area                 Full Service          8
                                        Lube Only             1
                                        Self Serve/Lube       1

     Austin, Texas                      Full Service          3

     Lubbock, Texas                     Full Service          3

     Sarasota, Florida Area             Full Service          6

     San Antonio, Texas                 Full Service          4

      (1) The majority of our locations are owned except for the following number of locations which are leased:

          (i)    Philadelphia, Pennsylvania (3)
          (ii)   Southern New Jersey Area (1)
          (iii)  Smyrna, Delaware (1)
          (iv)   Phoenix, Arizona Area (5)
          (v)    Dallas, Texas Area (3)

      (2) Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 42 locations), oil and lubrication services (offered at 10 locations), gasoline dispensing services (offered at 19 locations), state inspection services (offered at six locations), convenience store sales (offered at one location) and merchandise store sales (offered at 42 locations).

We own real estate, buildings, equipment and other properties that we employ in substantially all of our car washes. We expect to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of our car washes are encumbered by first mortgage loans. Of the 55 car washes owned and leased by us as of December 31, 2001, 26 properties secured first mortgage loans totaling $33,906,997 and 29 were not encumbered.

We also own and operate five truck wash facilities. We own all of the buildings and equipment, except for the building in Amarillo, Texas, and lease the land for all five of our truck wash facilities. None of our five truck wash properties was encumbered by debt as of December 31, 2001.

     Security Products Division Property. The operations of our Security Products Division, including administration and sales, and all of its production facilities are located in Bennington, Vermont. During 1999 we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. ("Vermont Mill") at a cost of $80,000. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company and President of Mark Sport.

ITEM 3.  LEGAL PROCEEDINGS

The following discloses all pending litigation against Mace, other than routine litigation that is incidental to the business, involving claims for damages in excess of $1.2 million, which constitutes approximately ten (10%) percent of our current assets at December 31, 2001, and also discloses the disposition of claims previously disclosed.

In January 1994, a suit was filed by Carmeta Gentles on her own behalf and as personal representative of the estate of Robert Gentles in Ontario Court (General Division), Ontario, Canada, claiming intentional or negligent manufacture and distribution of the Mark V Mace(R) brand defense spray unit and that its contents contributed to the suffering and death of Robert Gentles while in the Kingston Penitentiary in October 1993. The Company was added as a party defendant on February 8, 1995. The Company was recently dismissed from this suit by Summary Judgement and no longer has any exposure to damages arising from this suit.

In December 1999, the Company was named as a defendant in a suit filed in the Supreme Court of New York by Janeen Johnson et. al. The litigation concerns a claim that a self-defense spray manufactured by us and used by a law enforcement officer contributed to the suffering and death of Christopher Johnson. We forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

In October 2001, the Company was named as an additional party defendant in a suit filed by Alan Berndt and Martha Berndt in the United States District Court for the Northern District of California. The litigation alleges the Company was responsible for personal injuries arising out of Mr. Berndt's use of a Gas Launcher, which may have been manufactured or sold by the Company. We have forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Mace Security International, Inc. was held on December 12, 2001. The following proposals were submitted to a vote:
(i) to approve for a one-year term for the Election of Directors, expiring at the next Annual Meeting, (ii) to ratify the appointment of Grant Thornton LLP as Mace's independent auditors for fiscal year 2001. Both proposals were adopted by the shareholders. The voting was as follows:

                                                 Votes With-                  Broker
                                   Votes For   held or Against  Abstentions  Non-Votes
                                   ----------  ---------------  -----------  ---------
Directors:
----------
Louis D. Paolino, Jr.              21,524,790          149,984           --         --
Mark S. Alsentzer                  21,416,102          258,672           --         --
Jon E. Goodrich                    21,558,446          116,328           --         --
Robert M. Kramer                   21,524,890          149,884           --         --
Richard B. Muir                    21,574,790           99,884           --         --
Matthew J. Paolino                 21,524,790          149,984           --         --
Constantine N. Papadakis, Ph.D.    21,574,790           99,984           --         --

Ratify appointment of Grant        21,584,740           83,774        6,260         --
   Thornton LLP

Executive Officers of the Company

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

There are no family relationships between any of the executive officers of the Company except that Matthew J. Paolino is a brother to Louis D. Paolino, Jr. The following table sets forth information regarding certain of our executive officers.

  Name                     Age                       Position
  ----                     ---                       --------
  Louis D. Paolino, Jr...   45     Chairman of the Board, President, and Chief
                                     Executive Officer
  Robert M. Kramer.......   49     Executive Vice President, Chief Operating
                                     Officer, General Counsel, and Secretary
  Gregory M. Krzemien....   42     Chief Financial Officer and Treasurer
  Ronald R. Pirollo......   43     Chief Accounting Officer and Corporate
                                     Controller
  Matthew J. Paolino.....   37     Vice President

  Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil which was sold to USA Waste Services, Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 45 years old.

  Robert M. Kramer has served as a director of the Company, and as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer since July 2000. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School. Mr. Kramer is 49 years old.

  Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and he held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 42 years old.

  Ronald R. Pirollo has served as Chief Accounting Officer and Corporate Controller of the Company since May 1999. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting from Villanova University in 1981. Mr. Pirollo is 43 years old.

  Matthew J. Paolino has served as a director and as a Vice President of the Company since May 1999. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of the Company. Mr. Paolino is 37 years old.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price and Dividends of the Registrant's Common Equity

Our common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "MACE". Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.

                                     HIGH      LOW
                                    -------  -------

Year Ended December 31, 2000
     First Quarter...............   $  6.50  $  3.00
     Second Quarter..............    5.0625   1.1875
     Third Quarter...............    1.9375     1.00
     Fourth Quarter..............    1.5312    0.875
Year Ended December 31, 2001
     First Quarter...............   $ 1.344  $ 0.594
     Second Quarter..............      1.40    0.531
     Third Quarter...............      1.21     0.80
     Fourth Quarter..............      1.00     0.62
2002
     First Quarter...............   $  1.06  $  0.63
         (through March 6, 2002)

The closing price for our common stock on March 6, 2002 was $0.91. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, non-affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of our securities by executive officers, directors and principal stockholders will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission.

As of March 6, 2002, we had 204 holders of record and approximately 1,835 beneficial owners of our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

(b) Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The information below was derived from our Consolidated Financial Statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those financial statements and the Notes to the Consolidated Financial Statements. For more information regarding this financial data, see the Management's Discussion and Analysis of Financial Condition and Results of Operations section also included in this report.

Statement of Operations Data:                                                          Year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                  -----------   -----------  ------------   ----------   ----------
                                                                              (In thousands, except per share amounts)
Revenues:
 Car wash and detailing services                                  $    39,859   $    37,812   $    17,073   $    4,420   $    4,211
 Lube and other automotive services                                     4,487         4,869         2,693            -            -
 Fuel and merchandise sales                                             3,638         5,061         2,092          346          381
 Security product sales                                                     -             -         3,435        2,404        2,657
 Operating agreements                                                     240           261           463            -            -
                                                                  -----------   -----------  ------------   ----------   ----------
                                                                       48,224        48,003        25,756        7,170        7,249
Cost of revenues:
 Car wash and detailing services                                       27,417        26,856        11,137        2,599        2,605
 Lube and other automotive services                                     3,446         3,789         1,992            -            -
 Fuel and merchandise sales                                             3,234         4,472         1,708          238          271
 Security product sales                                                     -             -         1,818        1,230        1,645
                                                                  -----------   -----------  ------------   ----------   ----------
                                                                       34,097        35,117        16,655        4,067        4,521

Selling, general and administrative expenses                            7,366         7,303         5,753        1,873        1,421
Depreciation and amortization                                           2,813         2,467         1,096          715          931
Costs of terminated acquisitions                                          135           580             -            -            -
Merger costs                                                                -             -         1,875            -            -
Restructuring, asset write-downs and change in control charges              -           138         1,519            -            -
                                                                  -----------   -----------  ------------   ----------   ----------

Operating income (loss)                                                 3,813         2,398        (1,142)         515          376

Interest expense, net                                                  (2,885)       (3,013)       (1,033)        (285)        (445)
Other income                                                              514           408           205          284          173
                                                                  -----------   -----------  ------------   ----------   ----------
Income (loss) from continuing operations before income taxes            1,442          (207)       (1,970)         514          104

Income tax expense (benefit)                                              534           (66)         (619)           4            8
                                                                  -----------   -----------  ------------   ----------   ----------
Income (loss) from continuing operations                                  908          (141)       (1,351)         510           96


Discontinued Operations:
 (Loss) gain from discontinued operations, net of
    applicable income taxes                                                 -          (265)           91         (737)      (1,542)
 Gain on disposal of ICS, net of applicable
    income tax expense                                                      -           724             -            -            -
                                                                  -----------   -----------  ------------   ----------   ----------

Net income (loss)                                                 $       908   $       318   $    (1,260)  $     (227)  $   (1,446)
                                                                  ===========   ===========  ============   ==========   ==========

Basic income (loss) per share
 From continuing operations                                       $      0.04   $     (0.01)  $     (0.10)  $     0.06   $     0.01
 From discontinued operations                                               -          0.02             -        (0.09)       (0.18)
                                                                  -----------   -----------  ------------   ----------   ----------
 Total                                                            $      0.04   $      0.01   $     (0.10)  $    (0.03)  $    (0.17)
                                                                  ===========   ===========  ============   ==========   ==========
Weighted average number of shares outstanding                      25,448,564    24,476,842    13,159,154    8,341,747    8,274,643
                                                                  ===========   ===========  ============   ==========   ==========

Diluted income (loss) per share
 From continuing operations                                       $      0.04   $     (0.01)  $     (0.10)  $     0.06   $     0.01
 From discontinued operations                                               -          0.02             -        (0.09)       (0.18)
                                                                  -----------   -----------  ------------   ----------   ----------
 Total                                                            $      0.04   $      0.01   $     (0.10)  $    (0.03)  $    (0.17)
                                                                  ===========   ===========  ============   ==========   ==========
Weighted average number of shares outstanding                      25,484,245    24,476,842    13,159,154    8,364,106    8,274,643
                                                                  ===========   ===========  ============   ==========   ==========
Balance Sheet Data (at end of period):
Working capital (deficit)                                         $     4,809   $    (1,003)  $    (1,403)  $    5,761   $    2,949
Intangible assets, net                                            $    21,132   $    22,024   $    21,752   $    1,021   $    1,879
Total assets                                                      $   104,670   $   106,131   $    98,115   $   15,926   $   18,714
Long-term debt, including current maturities                      $    34,349   $    36,685   $    32,784   $    5,158   $    6,649
Stockholders' equity                                              $    63,856   $    62,877   $    56,568   $    9,316   $   10,097

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2001, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

The following discussion includes Forward Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed under Description of Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements included in Item 1 of this report.

Introduction

Revenues

  Car Care Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the year ended December 31, 2001 for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, 8% fuel and merchandise.

The majority of our revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, we believe that the geographic diversity of our operating locations minimizes overall weather-related influence on our volume.

  Security Products

The Security Products Division manufactures and markets personal safety, and home and auto security products. These products are sold through retail stores, major discount stores, and at our car care facilities.

Effective January 1, 2000, we entered into a Management Agreement, under which we earn $20,000 per month, which allows Mark Sport, an entity controlled by Jon
E. Goodrich, a director of the Company, to operate the Security Products
Division.

  Computer Products and Services

Our computer products and services subsidiary, ICS, was sold in June of 2000 and has accordingly been reflected as discontinued operations.

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

We capitalize direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of goodwill and other intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Goodwill was amortized on a straight-line basis over 25 years through December 31, 2001. Other intangibles are amortized over their useful lives ranging from three to twenty years, using the straight line method. With the adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. At December 31, 2001, there were no capitalized costs related directly to proposed acquisitions that were not yet consummated. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Merger Costs

In connection with acquisitions accounted for under the pooling of interests method, we recorded various merger costs. Merger costs consisted of transaction-related expenses including deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs.

Restructuring, Asset Write-Downs and Change in Control Charges

In conjunction with our 1999 change in control, we recorded costs relating to restructuring of certain of our security products operations, abandoning certain operations and assets, and incurring certain other change in control related costs. Additionally, in 2000, we wrote down the value of our Berlin, New Jersey facility by $137,904 to reflect the sales price of those assets in January 2001.

Other Income and Expense

Other income and expense includes gains and losses on the sale of equipment and rental income received on renting out excess space at our car wash facilities.

Income Taxes

Income tax expense (benefit) reflects the recording of income taxes at an effective rate of 37%, 32% and 32% for the years ended December 31, 2001, 2000 and 1999 , respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, the use of net operating loss carryforwards, fixed asset adjustments and changes to the valuation allowance.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2001

  The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                Year ended December 31,
                                                              --------------------------
                                                                2001     2000     1999
                                                              -------- -------- --------
      Revenues                                                  100.0%   100.0%   100.0%

      Cost of revenues                                           70.7     73.2     64.6

      Selling, general and administrative expenses               15.3     15.2     22.3

      Depreciation and amortization                               5.8      5.1      4.3

      Costs of terminated acquisitions                            0.3      1.2        -

      Merger costs                                                  -        -      7.3
      Restructuring, asset write-downs and change
       in control charges                                           -      0.3      5.9
                                                              -------  -------  -------
      Operating income (loss)                                     7.9      5.0     (4.4)

      Interest expense, net                                      (6.0)    (6.3)    (4.0)

      Other income                                                1.1      0.9      0.8
                                                              -------  -------  -------
      Income (loss) from continuing operations before income      3.0     (0.4)    (7.6)

      Income tax expense (benefit)                                1.1     (0.1)    (2.4)
                                                              -------  -------  -------
      Income (loss) from continuing operations                    1.9     (0.3)    (5.2)

      Discontinued operations                                       -      1.0      0.3
                                                              -------  -------  -------
      Net income (loss)                                           1.9%     0.7%    (4.9)%
                                                              =======  =======  =======

Revenues

 Car Care Services

Revenues for the year ended December 31, 2001 were $48.0 million as compared to $47.8 million for the year ended December 31, 2000, an increase of $0.2 million or 0.4%. Of the $48.0 million of revenues for the year ended December 31, 2001, $39.9 million or 83% was generated from car wash and detailing, $4.5 million or 9% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. Of the $47.8 million of revenues for the year ended December 31, 2000, $37.8 million or 79% was generated from car wash and detailing, $4.9 million or 10% from lube and other automotive services, and $5.1 million or 11% from fuel and merchandise sales. The net increase in total revenue in 2001 is attributable to a full year of revenue earned at two car washes and five truck washes we acquired during 2000; internal growth through a continued aggressive focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 8.1% or $1.04 to $13.90 in 2001, from $12.86 per car in 2000. This increase was offset partially by a reduction in wash volumes due to the divestiture of two car wash sites during 2001, a temporary decrease in car wash volume in all of our regions due to the terrorist attacks against the United States on September 11, 2001, and slightly more rain and cloud days in certain of our operating regions in 2001. In 2001, approximately 43.6% of our operating days within our markets were rainy or cloudy as compared to 42.9% in 2000. Additionally, we experienced an approximate $1.8 million or 18% decline in lube services, fuel and merchandise sales. We discontinued the practice of providing a free wash to lube customers resulting in decreased lube revenues but improved overall site gross margin performance. The decline in fuel and merchandise gross revenues is the result of instituting certain minimum sale margin criteria which reduced gross fuel sales and the sale of certain low margin merchandise.

During a portion of 2000 and 1999, we managed several car wash locations under operating agreements, under which we were entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for 2000 and 1999 was $857,000 and $10.1 million, respectively. No locations were operated under operating agreements during 2001.

Revenues for 2000 of $47.8 million were $25.5 million or 114% greater than revenues for the year ended December 31, 1999 of $22.3 million. Of the $22.3 million of revenues for the year ended December 31, 1999, $17.1 million or 77% was generated from car wash and detailing, $2.7 million or 12% from lube and other automotive services, $2.1 million or 9% from fuel and merchandise sales and $462,000 or 2% from operating agreements. Revenues for 1999, including gross revenue generated by locations under operating agreements were $32.0 million consisting of $25.6 million, or 80%, from car wash and detailing, $3.3 million, or 10%, from lube and other automotive services, and $3.1 million, or 10%, from fuel and merchandise sales. This increase in total revenues was primarily attributable to the 15 purchase acquisitions completed from May 1999 to December 31, 2000. Revenue increases were also realized through internal growth from selling detailing and additional on-line car wash services.

  Security Products

Pursuant to a Management Agreement, we earned $240,000 and $220,000 in 2001 and 2000, respectively. These amounts are included under revenues from operating agreements. Revenues for the year ended December 31, 1999, prior to the Management Agreement, were $3.4 million.

Cost of Revenues

  Car Care Services

Cost of revenues for the year ended December 31, 2001 were $34.1 million or 71% of revenues with car washing and detailing costs at 69% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues for the year ended December 31, 2000 were $35.1 million, or 73% of revenues with car wash and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 88% of respective revenues.

With our increase in average wash and detailing revenues per car of $1.04 or 8.1% in 2001 and our continued emphasis on controlling direct labor and other operating costs, we achieved improved wash and detailing gross margins in 2001. Additionally, the overall gross profit margin improved in 2001 as compared to 2000 as a result of less fuel, merchandise and lube sales, which carry higher costs as a percentage of revenues compared to wash and detail sales.

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

The increase in cost of revenues as a percent of revenues in 2000 compared to 1999 is largely a result of certain direct labor inefficiencies present with significant inclement weather combined with an increase in detailing services which require more labor than wash services. In 2000, approximately 42.9% of our operating days within our markets were rainy or cloudy as compared to 33.9% in 1999. Additionally, significant time invested by us in 2000 on the terminated Wash Depot acquisition, combined with certain turnover in our regional management resulted in this increase in our labor expense and in labor as a percent of revenues.

  Security Products

During 2001 and 2000, pursuant to a Management Agreement, no costs were incurred by us. Cost of revenues for the year ended December 31, 1999, prior to the Management Agreement, were $1.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2001 were $7,366,000 compared to $7,303,000 for the year ended December 31, 2000, an increase of $63,000, or 0.9%. Most of this increase is a result of SG&A costs incurred at the six additional locations acquired during 2000 and three sites transitioned from operating agreements to being owned. The remainder of the increase is primarily the result of increases in advertising, insurance costs and business taxes. This increase was partially offset by a reduction of administrative costs as a result of efficiencies gained through consolidating all of our regional back office activity into the Mt. Laurel, New Jersey corporate office.

Selling, general and administrative expenses for the year ended December 31, 1999 were $5.8 million as compared to the $7.3 million for the year ended December 31, 2000, an increase of $1.5 million, or 26%. The primary reason for this increase is the infrastructure established during the 21 months ended December 31, 2000 in order to effectively enter the car care industry and execute our growth strategy. These increased costs included accounting, finance, legal and administrative costs necessary to integrate the acquisitions consummated. This increase is partially offset by cost controls placed on previously private companies and favorable pricing for supplies, insurance, other indirect costs due to economies of scale, and the elimination of costs at our security products facility.

Depreciation and Amortization

Depreciation and amortization totaled $2.8 million for the year ended December 31, 2001 as compared to $2.5 million for the same period in 2000, an increase of 14%. This increase is primarily the result of a full year of depreciation and amortization in 2001 on assets acquired through acquisitions during 2000. With the adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill. Goodwill amortization expense was approximately $889,000 in 2001.

Depreciation and amortization increased $1.4 million or 125% to $2.5 million for the year ended December 31, 2000 as compared to $1.1 million for the same period in 1999. This increase is the result of entering the car care industry, which required a substantial investment in property and equipment. Additionally, certain acquisitions resulted in the recording of goodwill, which increased amortization expense. This increase was partially offset by the elimination of expenses at our security products facility.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. During the year ended December 31, 2001, the costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $135,000. These costs, which principally related to several possible acquisitions we pursued outside the car wash industry, are primarily related to due diligence costs. In 2000, costs of previously capitalized expenditures principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. We terminated the Wash Depot Merger Agreement on September 30, 2000, as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions in 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

Merger Costs

In 1999, we incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $96,000, and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Classic and Eager Beaver, respectively. This total of $146,000 was included within the income tax benefit for 1999.

Restructuring, Asset Write-Downs and Change in Control Charges

In conjunction with the Company's 1999 change in control, we restructured certain of our security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset write-down and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 was non-cash in nature consisting of a $218,000 write-off of certain assets as a result of abandoning certain product lines within our security products segment; a $373,000 write-off of leasehold improvements related to our plan to abandon a portion of our currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's change in control. The remaining charge of approximately

$341,000 included certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control. Additionally, in 2000, we wrote down the value of our Berlin, New Jersey facility by $137,904 to reflect the sales price of those assets in January 2001.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2001, was $2.9 million compared to $3.0 million for the year ended December 31, 2000. This is the result of additional interest expense on borrowings relating to several acquisitions in the year ended December 31, 2000, and additional working capital borrowings through a refinancing in the last quarter of 2000. This increase was offset by a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate.

Interest expense, net of interest income, for the year ended December 31, 1999 was $1.0 million, compared to $3.0 million for the year ended December 31, 2000. This increase is principally the result of borrowings for acquisitions during 1999 and 2000.

Other Income and Expense

Other income for the year ended December 31, 2001 was $514,000 compared to $408,000 for the year ended December 31, 2000, an increase of $106,000. This increase was primarily due to a pre-tax gain of approximately $216,000 on the sale of our facility in Morrisville, Pennsylvania in 2001, offset partially by a reduction in certain rental income in 2001. Other income for the year ended December 31, 1999 was $205,000 as compared to other income of $408,000 in 2000. This increase in other income was due primarily to additional rental income received from renting out excess space at wash facilities acquired during 1999 and 2000.

Income Taxes

We recorded income tax expense (benefit) from continuing operations of $534,000, $(66,000) and $(618,519) for the years ended December 31, 2001, 2000 and 1999, respectively. Income tax expense (benefit) reflects the recording of income taxes at an effective rate of 37%, 32% and 32% for the years ended December 31, 2001, 2000 and 1999 , respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, the use of net operating loss carryforwards, fixed asset adjustments and changes to the valuation allowance.

At December 31, 2001, we had approximately $12.7 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $11.5 million from continuing operations and $1.2 million from acquired net operating losses attributable to the Colonial Full Service Car Wash, Inc. acquisition.

Liquidity and Capital Resources

Our business requires substantial amounts of capital, most notably to pursue our acquisition strategy and for equipment purchases and upgrades. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock as the market price of our stock improves. We estimate aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $750,000 for the year ending December 31, 2002.

As of December 31, 2001, we had working capital of approximately $4.8 million, including cash and cash equivalents of $6.6 million. For the year ended December 31, 2001, net cash provided by operations was approximately $3.6 million, net cash used in financing activities was approximately $2.3 million and net cash provided by investing activities was approximately $430,000 resulting in an increase in cash and cash equivalents for the year of approximately $1.8 million. Capital expended during the period included $876,000 for the purchase of operating equipment and real estate.

At December 31, 2001, we had borrowings of approximately $34.3 million. We had two letters of credit outstanding at December 31, 2001, totaling $625,000 as collateral relating to worker compensation insurance policies. We do not have a revolving credit facility.

During 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. In February 2000, we entered into a $4.8 million term loan with Bank One, Texas, NA ("Bank One") to refinance the remaining balance of a short term promissory note related to the Genie acquisition and entered into several new loan agreements with Bank One to finalize the assumption of notes held by Bank One relating to the Colonial acquisition.

Additionally, in November 2000, we entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance a $1.3 million convertible promissory note to Bullseye Properties assumed in connection with the acquisition of Eager Beaver, a $2.1 million SouthTrust Bank note scheduled to mature in May 2001, and a $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The Bank One term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and approximately $1.6 million of additional funding, net of loan closing costs, for capital improvements and working capital.

We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level.

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The equity purchase agreements allow us to suspend the purchasing of our common stock by Fusion if the price of our common stock is less than $7.00 per share. We are currently not permitting the purchase of our common stock under the equity purchase agreement due to the current low trading value of our common stock and the potentially dilutive effect of such stock purchases. If and when we agree to the purchase of our stock, Fusion has the right to purchase from us shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00, whichever is greater or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price. As long as we have not suspended Fusion from purchasing our stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay us $1.0 million as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. The first equity purchase agreement was extended to February 20, 2003. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by us to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into our common stock.

Seasonality and Inflation

We believe that our car washing and detailing operations are adversely affected by periods of inclement weather. We have mitigated and intend to continue to mitigate the impact of inclement weather through geographic diversification of our operations.

We believe that inflation and changing prices have not had, and are not expected to have any material adverse effect on our results of operations in the near future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices or equity prices.

Interest Rate Exposure

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. All of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. Therefore, a one percent increase in the prime rate would not have a material effect on the fair value of our variable rate debt at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent certified public accountants and Consolidated Financial Statements are included in Part III, ITEM 14. of this Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

In May 1999, we selected the international accounting firm of Ernst & Young LLP to serve as our new independent accountants. The appointment of Ernst & Young LLP as our independent auditors for the fiscal year 1999 was approved by our Board of Directors and ratified at our Annual Meeting of the Stockholders held on December 15, 1999. Ernst & Young LLP issued an opinion with respect to the audit of the consolidated balance sheet of the Company as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, as restated for three pooling of interest acquisitions completed in 1999. In January 2000, we were advised that Ernst & Young LLP resigned as our independent accountants due to a business conflict as a result of pending litigation between two clients and the focus of part of that litigation on financial statements of another client that Ernst & Young LLP audited. The reports of Ernst & Young LLP on the Company's consolidated financial statements as restated for the two years ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, or modification or qualification as to uncertainty, audit scope or accounting principles. In connection with their audits, there have been no disagreements between us and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the Company's Consolidated Financial Statements for such years.

In January 2000, we selected the international accounting firm of Grant Thornton LLP to serve as our new independent accountants for the audit of the Company's Consolidated Financial Statements for the year ended December 31, 1999. On December 12, 2001, the appointment of Grant Thornton LLP as continuing auditors for the year ended December 31, 2001 was approved by our Board of Directors and ratified by our Stockholders at the Annual Meeting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors appearing in the sections entitled "Election of Directors" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by this reference. The information concerning executive officers is set forth in Part I herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the section of the Proxy Statement entitled "Compensation of Certain Executive Officers" is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section of the Proxy Statement entitled "Beneficial Ownership" is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section of the Proxy Statement entitled "Certain Relationships and Related Party Transactions" is incorporated herein by this reference.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:
       Report of Independent Certified Public Accountants
       Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
       Notes to Consolidated Financial Statements

(a)(2) The requirements of Schedule II have been included in the notes to the financial statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

       The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

       (a) Exhibits:

  *3.1 Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.1 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10-QSB"))
  *3.2 Certificate of Amendment of Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.2 to the June 30, 1999 Form 10-QSB)
  *3.3 Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.3 to the Company's Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB"))
  *3.4 Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)
  *3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc.
  *10.3   1993 Non-Qualified Stock Option Plan (1)
  *10.22  Trademarks(1)
  *10.28 Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2)
  *10.34 Real Estate Purchase Agreement between Vermont Economic Development Authority and Mace Security International, Inc.(2)
  *10.66 Employment Agreement between the Company and Jon E. Goodrich effective as of September 1, 1998 (3)
  *10.67 Employment Agreement between the Company and Mark A. Capone effective as of September 17, 1998 (3)
  *10.68 Settlement Agreement between the Company and MSP Retail, Inc. dated December 2, 1998
  *10.69 Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated as of March 26, 1999 +
  *10.70 Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated as of March 26, 1999
  *10.71 Employment Contract between Mace Security International, Inc. and Robert M. Kramer dated March 26, 1999 (3)
  *10.72 Employment Contract between Mace Security International, Inc. and Gregory M. Krzemien dated March 26, 1999 (3)
  *10.73 Amendment No. 1 to Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated April 13, 1999
  *10.74 Amendment No. 1 to Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated April 13, 1999
  *10.75 Stock Purchase Agreement dated as of February 4, 1999, by and between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch and Gunter Rauch and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 17, 1999 (the "May 17, 1999 Form 8-K"))+
  *10.76 Amendment Number One to Stock Purchase Agreement dated April 1, 1999, between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich, Rainer Dietrich, Amy Schmadeke, Elisa Rauch, Gunter Rauch and Steven Sims and American Wash Services, Inc. (Exhibit 2.2 to the May 17, 1999 Form 8-
          K)
  *10.77 Assignment dated May 17, 1999 between Mace Security International, Inc., Mace Anti Crime Bureau, Inc., and American Wash Services, Inc. (Exhibit 2.3 to the May 17, 1999 Form 8-K)

  *10.78 Car Wash Asset Purchase/Sale Agreement dated July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 18, 1999 (the "May 18, 1999 Form 8-K")) +

*10.79 First Amendment to Car Wash Asset Purchase/Sale Agreement effective July 8, 1998 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC (Exhibit 2.2 to the May 18, 1999 Form 8-K)
*10.80 Second Amendment to Car Wash Asset Purchase/Sale Agreement effective April 29, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.3 to the May 18, 1999 Form 8-K)
*10.81 Third Amendment to Car Wash Asset Purchase/Sale Agreement effective May 17, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.4 to the May 18, 1999 Form 8-K)
*10.82 Fourth Amendment to Car Wash Asset Purchase/Sale Agreement effective May 18, 1999 between Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc., and Cornett Limited Partnership and Millennia Car Wash Group LLC. (Exhibit 2.5 to the May 18, 1999 Form 8-K)
*10.83 Promissory Note in the amount of $4,750,000 by Mace Car Wash-Arizona, Inc., dated May 18, 1999, payable to Mike W. Cornett as collecting agent for Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornett Limited Partnership. (Exhibit 2.6 to the May 18, 1999 Form 8-K)
*10.84 Security Agreement dated May 18, 1999 between Mace Car Wash-Arizona, Inc. and Genie Car Wash Inc. of Austin, Genie Car Care Center, Inc., Genie Car Service Center, Inc. and Cornet Limited Partnership. (Exhibit 2.7 to the May 18, 1999 Form 8-K)
*10.85 Agreement of Sale dated as of April 22, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1999 (the "June 1, 1999 Form 8-K")) +
*10.86 First Amendment to Agreement of Sale dated as of May 10, 1999 by and among Gabe Kirikian and Alice Kirikian, Gabe's Plaza Car Wash, Inc. and Red Mountain Holdings, Ltd. (Exhibit 2.2 to the June 1, 1999 Form 8-K)
*10.87 Assignment dated May 17, 1999 between Mace Security International, Inc. and Red Mountain Holdings, Inc. (Exhibit 2.3 to the June 1, 1999 Form 8-K)
*10.88 Agreement of Sale dated as of April 23, 1999 by and among American Wash Services, Inc. and Mario DeBerardinis and Jennifer DeBerardinis. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1999 (the "June 22, 1999 Form 8-K")) +
*10.89 Assignment dated June 15, 1999 between Mace Security International, Inc. and American Wash Services, Inc. (Exhibit 2.2 to the June 22, 1999 Form 8-K)
*10.90 Merger Agreement dated as of March 26, 1999 between Louis D. Paolino, Jr. and Red Mountain Holding, Ltd. on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the "July 1, 1999 AWS Form 8-K")) +
*10.91 Amendment No. 1 to the Merger Agreement dated as of April 13, 1999. (Exhibit 2.2 to the July 1, 1999 AWS Form 8-K)
*10.92 Amendment No. 2 to the Merger Agreement dated as of May 24, 1999. (Exhibit 2.3 to the July 1, 1999 AWS Form 8-K)
*10.93    The Stock Purchase Agreement dated as of March 26, 1999 between Louis
          D. Paolino, Jr. and Mace Security International, Inc. (Exhibit 2.4 to the July 1, 1999 AWS Form 8-K) +
*10.94 Amendment No. 1 to the Stock Purchase Agreement dated as of April 13, 1999. (Exhibit 2.5 to the July 1, 1999 AWS Form 8-K)
*10.95 Amendment No. 2 to the Stock Purchase Agreement dated as of May 24, 1999 (Exhibit 2.6 to the July 1, 1999 AWS Form 8-K)
*10.96 The Real Estate and Asset Purchase Agreement dated as of March 8, 1999, among Stephen B. Properties, Inc., Stephen Bulboff, and American Wash Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1999 (the "July 1, 1999 Form 8-K")) +
*10.97 Lease Assignment and Assumption Agreement dated July 1, 1999 among Mace Wash, Inc., a wholly-owned subsidiary of Mace Security International, Inc., Stephen B. Properties, Inc., Stephen Bulboff and American Wash Services, Inc. (Exhibit 2.2 to the July 1, 1999)
*10.98    Mace Security International, Inc. 1999 Stock Option Plan (3)
*10.99 Operating Agreement between Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC and Mace Car Wash, Inc.
*10.100 Employment Contract between Mace Security International, Inc. and Louis D. Paolino, Jr.(3)
*10.101 Employment Contract between Mace Security International, Inc. and Michael Fazio(3)
*10.102 Stock Purchase Agreement and Sale Agreement dated June 23, 1999 among Mace Security International, Inc. and the Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P.

*10.103 Stock Purchase Agreement and Plan of Reorganization dated as of June 1, 1999, by and between Kevin Detrick, Brian Bath, Michael Ruiz, and Francis Janoski on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 9, 1999) +
*10.104 Stock Exchange Agreement dated as of August 13, 1999, by and between Joe Crawford, Ron Clark, Robert Duggan, Jr., and First National Bank of Abilene, as Trustee of the Wayne V. Ramsey, Jr., and Mira Marie Ramsey Family Trust No. 2 on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 25, 1999) +
*10.105 Car Wash Asset Purchase/Sale Agreement dated as of May 11, 1999, between The Manus Group, Inc. and Mace Car Wash, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 24, 1999) +
*10.106 Car Wash Asset Purchase/Sale Agreement dated as of August 26, 1998, between Quaker Car Wash, Inc. and Millennia Car Wash, LLC. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999 (the "September 9, 1999 Form 8-K")) +
*10.107 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of November 23, 1998. (Exhibit 2.2 to the September 9, 1999 Form 8-K)
*10.108 Amendment two of the Car Wash Asset Purchase/Sale Agreement dated as of January 6, 1999. (Exhibit 2.3 to the September 9, 1999 Form 8-K)
*10.109 Amendment three of the Car Wash Asset Purchase/Sale Agreement dated as of February 26, 1999. (Exhibit 2.4 to the September 9, 1999 Form 8-K)
*10.110 Amendment four of the Car Wash Asset Purchase/Sale Agreement dated as of April 7, 1999. (Exhibit 2.5 to the September 9, 1999 Form 8-K)
*10.111 Amendment five of the Car Wash Asset Purchase/Sale Agreement dated as of May 10, 1999. (Exhibit 2.6 to the September 9, 1999 Form 8-K)
*10.112 Amendment six of the Car Wash Asset Purchase/Sale Agreement dated as of June 25, 1999. (Exhibit 2.7 to the September 9, 1999 Form 8-K)
*10.113 Amendment seven of the Car Wash Asset Purchase/Sale Agreement dated as of August 13, 1999. (Exhibit 2.8 to the September 9, 1999 Form 8-K)
*10.114 Amendment eight of the Car Wash Asset Purchase/Sale Agreement dated as of August 27, 1999. (Exhibit 2.9 to the September 9, 1999 Form 8-K)
*10.115  Stock Purchase Agreement dated as of June 21, 1999, by and between Ken
         H. Bachman, as Trustee under the Kenneth H. Bachman Revocable Trust under agreement dated September 12, 1994, Claudia Bachman, as Trustee under the Claudia Bachman Revocable Trust under agreement dated September 12, 1994, Carolyn Schmidt, Daniel Warmbier, and Diane Warmbier on the one hand, and Mace Security International, Inc. on the other hand. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999) +
*10.116 Stock Purchase Agreement and Sale Agreement dated September 8, 1999 among Mace Security International, Inc. and Park Equity Partners
*10.117 Car Wash Asset Purchase/Sale Agreement dated as of April 20, 1999, between White Glove Partnership and Mace Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 1999) +
*10.118 Amendment one of the Car Wash Asset Purchase/Sale Agreement dated as of April 20, 1999 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 18, 1999)
*10.119 Real Estate and Asset Purchase Agreement dated March 30, 1999, by and among Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 29, 1999) +
*10.120 Amendment No. 1 dated as of March 30, 1999 by and among Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, LLC, and Mace Security International, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 29, 1999) +
*10.121 Closing letter to Real Estate and Asset Purchase Agreement dated March 30, 1999 as amended. (Exhibit 2.3 to the Company's Form 8-K dated October 29, 1999)
*10.122 Agreement of Sale dated as of August 31, 1999, by and among Cherry Hill Car Wash, Inc., 1505 Associates General Partnership, Henry Gorenstein and Joan Rambler, and Mace Car Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Form 8-K dated December 29, 1999) +
*10.123 Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc. and Bank One, Texas, NA
*10.124 Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the

         Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-B, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and
         $1,696,103.31.
 *10.125 Asset Purchase Agreement dated as of January 24, 2000, by and among
         James Grandlich, Raymond Grandlich, and Arthur Grandlich, residents of the state of Arizona, Red Baron Truck Washes, Inc. and Mace Truck Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 24, 2000).+
 *10.126 Merger Agreement and Plan of Reorganization dated March 8, 2000, by and among Wash Depot Holdings, Inc., Mace Security International, Inc., and Mace Holdings, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 27, 2000).+
 *10.127 Acknowledgment of Schedules and Clarification of Certain Provisions of
         Merger Agreement dated April 27, 2000 (Exhibit 2.2 to the Company's Current Form on 8-K dated April 27, 2000).
 *10.128 Form of Equity Purchase Agreement to be issued by Mace to Fusion
         Capital (included as Exhibit A to Master Facility Agreement in Exhibit
         10.1 of S-3) (Exhibit 4.1 to the Company's Current Form on S-3 dated April 11, 2000).
 *10.129 Master Facility Agreement, dated as of April 5, 2000, between Mace and
         Fusion Capital (Exhibit 10.1 to the Company's Current Form on S-3 dated April 11, 2000).
 *10.130 Loan Agreement and Promissory Note dated November 28, 2000, between the
         Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400.
 *10.131 Lease Agreement dated August 1, 2000 among Mace Security International,
         Inc. and Bluepointe, Inc.
 *10.132 Amendment dated March 13, 2001, to Business Loan Agreement between the
         Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional amendments which are substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash - Arizona, Inc., are not being filed).
 *10.133 Modification Agreement between the Company, its subsidiary - Colonial
         Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004)).
 *10.134 Term Note dated November 6, 2001, between the Company, its subsidiary,
         Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.
  10.135 Amendment dated February 21, 2002 to Management Agreement between the Company and Mark Sport, Inc. and original Management Agreement dated February 1, 2000 to which the amendment relates.
  10.136 Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.
  10.137 Promissory Note between the Company and Vermont Mill Properties,
         Inc. dated February 22, 2002 in the amount of $228,671.
  10.138 Extension dated February 6, 2002 of Equity Purchase Agreement between the Company and Fusion Capital Fund II, LLC.

  11     Statement Re: Computation of Per Share Earnings
  21     Subsidiaries of the Company
  23.1   Consent of Grant Thornton LLP
  24     Power of Attorney (included on signature page)
___________________

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

   MACE SECURITY INTERNATIONAL, INC.

   By:  /s/ Louis D. Paolino, Jr.
      ------------------------------
   Louis D. Paolino, Jr.
   Chairman of the Board,
   Chief Executive Officer,
   and President

DATED the 11/th/ day of March, 2002.

   KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint Louis D. Paolino, Jr. and Gregory M. Krzemien, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Report on Form 10-K of Mace Security International, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                            Title                   Date
----                                            -----                   ----

/s/ Louis D. Paolino, Jr.              Chairman of the Board,          3/11/02
-------------------------------------  Chief Executive Officer,
Louis D. Paolino, Jr.                  President and Director
                                       (Principal Executive Officer)

/s/ Robert M. Kramer                   Executive Vice President,       3/11/02
-------------------------------------  Chief Operating Officer,
Robert M. Kramer                       General Counsel, Secretary
                                       and Director


/s/ Gregory M. Krzemien                Chief Financial Officer         3/11/02
-------------------------------------  and Treasurer (Principal
Gregory M. Krzemien                    Financial Officer)


/s/ Ronald R. Pirollo                  Chief Accounting Officer and    3/11/02
-------------------------------------  Corporate Controller (Principal
Ronald R. Pirollo                      Accounting Officer)


/s/ Matthew J. Paolino                 Vice President and Director     3/11/02
-------------------------------------
Matthew J. Paolino

/s/ Jon E. Goodrich                    Director                        3/11/02
-------------------------------------
Jon E. Goodrich

/s/ Constantine N. Papadakis, Ph.D.    Director                        3/11/02
-------------------------------------
Constantine N. Papadakis, Ph.D.

/s/ Mark S. Alsentzer                  Director                        3/11/02
-------------------------------------
Mark S. Alsentzer

/s/ Richard B. Muir                    Director                        3/11/02
-------------------------------------
Richard B. Muir

                       Mace Security International, Inc.
                       Consolidated Financial Statements
                 Years ended December 31, 2001, 2000, and 1999



                                   Contents


Report of Independent Certified Public Accountants..............  F-2

Audited Consolidated Financial Statements
-----------------------------------------

Consolidated Balance Sheets.....................................  F-3

Consolidated Statements of Operations...........................  F-5

Consolidated Statements of Stockholders' Equity.................  F-6

Consolidated Statements of Cash Flows...........................  F-7

Notes to Consolidated Financial Statements......................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Mace Security International, Inc.

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 22, 2002

              Mace Security International, Inc. and Subsidiaries

                          Consolidated Balance Sheets




                            ASSETS                                            December 31
                                                                  -----------------------------------
                                                                      2001                  2000
                                                                  ------------         --------------
Current assets:
   Cash and cash equivalents                                      $  6,611,566         $   4,838,023
   Accounts receivable, less allowance for doubtful
     accounts of $178,086 and $260,825 in 2001 and 2000,
      respectively                                                   1,075,443               737,547

   Inventories                                                       2,275,075             2,256,477
   Deferred income taxes                                               144,614               118,575
   Prepaid expenses and other current assets                         2,218,514             2,699,996
                                                                  ------------         -------------
Total current assets                                                12,325,212            10,650,618

Property and equipment:
   Land                                                             32,592,390            32,597,872
   Buildings and leasehold improvements                             36,314,889            36,739,752
   Machinery and equipment                                           8,775,639             8,223,801
   Furniture and fixtures                                              431,143               257,549
                                                                  ------------         -------------
Total property and equipment                                        78,114,061            77,818,974
Accumulated depreciation and amortization                           (7,204,187)           (5,423,330)
                                                                  ------------         -------------
                                                                    70,909,874            72,395,644


Excess of cost over net assets of acquired businesses, net of accumulated amortization of $2,031,413 and $1,143,239 in
   2001 and 2000, respectively                                      20,138,793            20,881,085

Other intangible assets, net of accumulated amortization
   of $1,384,362 and $1,223,702 in 2001 and 2000, respectively         993,537             1,142,485

Other assets                                                           302,590             1,061,596
                                                                  ------------         -------------
Total assets                                                      $104,670,006         $ 106,131,428
                                                                  ============         =============

                            See accompanying notes.

         LIABILITIES AND STOCKHOLDERS' EQUITY                                       December 31,
                                                                        ------------------------------------
                                                                            2001                 2000
                                                                        ------------         ------------
Current liabilities:
   Current portion of long-term debt and capital lease obligations      $  2,514,067         $  6,322,263
   Accounts payable                                                        2,445,998            2,821,752
   Income taxes payable                                                      173,444              190,127
   Deferred revenue                                                          257,415              315,743
   Accrued expenses and other current liabilities                          2,125,221            2,003,370
                                                                        ------------         ------------
Total current liabilities                                                  7,516,145           11,653,255

Deferred income taxes                                                        638,011              272,473
Long-term debt, net of current portion                                    31,569,556           30,094,300
Capital lease obligations, net of current portion                            265,234              268,455
Other liabilities                                                            825,000              965,625

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - none                                          -                    -
   Common stock, $.01 par value:
     Authorized shares - 100,000,000
     Issued shares of 25,428,427 and
        25,480,590 in 2001 and 2000, respectively                            254,284              254,806

   Additional paid-in capital                                             69,976,698           69,905,062
   Accumulated deficit                                                    (6,374,922)          (7,282,548)
                                                                        ------------         ------------
Total stockholders' equity                                                63,856,060           62,877,320
                                                                        ------------         ------------
Total liabilities and stockholders' equity                              $104,670,006         $106,131,428
                                                                        ============         ============


                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                   Year ended December 31,
                                                                          ------------------------------------------
                                                                               2001          2000           1999
                                                                          ------------   ------------   ------------
Revenues:
 Car wash and detailing services                                          $ 39,859,473   $ 37,811,611   $ 17,073,284
 Lube and other automotive services                                          4,487,028      4,869,506      2,692,532
 Fuel and merchandise sales                                                  3,637,954      5,061,351      2,092,082
 Security product sales                                                              -              -      3,435,312
 Operating agreements                                                          240,000        260,756        462,582
                                                                          ------------   ------------   ------------
                                                                            48,224,455     48,003,224     25,755,792
Cost of revenues:
 Car wash and detailing services                                            27,417,041     26,855,854     11,136,729
 Lube and other automotive services                                          3,446,181      3,789,164      1,992,025
 Fuel and merchandise sales                                                  3,234,258      4,472,026      1,707,925
 Security product sales                                                              -              -      1,818,316
                                                                          ------------   ------------   ------------
                                                                            34,097,480     35,117,044     16,654,995

Selling, general and administrative expenses                                 7,366,409      7,302,912      5,753,194
Depreciation and amortization                                                2,812,887      2,467,217      1,095,517
Costs of terminated acquisitions                                               134,759        580,000              -
Merger costs                                                                         -              -      1,875,000

Restructuring, asset write-downs and change in control charges                       -        137,904      1,519,000
                                                                          ------------   ------------   ------------

Operating income (loss)                                                      3,812,920      2,398,147     (1,141,914)

Interest expense, net                                                       (2,885,455)    (3,012,686)    (1,033,564)
Other income                                                                   514,161        407,618        205,465
                                                                          ------------   ------------   ------------
Income (loss) from continuing operations before income taxes                 1,441,626       (206,921)    (1,970,013)

Income tax expense (benefit)                                                   534,000        (66,000)      (618,519)
                                                                          ------------   ------------   ------------
Income (loss) from continuing operations                                       907,626       (140,921)    (1,351,494)

Discontinued Operations:

 (Loss) gain from discontinued operations, net of applicable income tax benefit of $130,000 in 2000 and income tax expense of
 $30,000 in 1999                                                                     -       (264,601)        91,379

 Gain on disposal of ICS, net of $107,000 of applicable income tax
 expense                                                                             -        723,581              -
                                                                          ------------   ------------   ------------

Net income (loss)                                                         $    907,626   $    318,059   $ (1,260,115)
                                                                          ============   ============   ============

Basic income (loss) per share
 From continuing operations                                               $       0.04   $      (0.01)  $      (0.10)
 From discontinued operations                                                        -           0.02              -
                                                                          ------------   ------------   ------------
 Total                                                                    $       0.04   $       0.01   $      (0.10)
                                                                          ============   ============   ============
Weighted average number of shares outstanding                               25,448,564     24,476,842     13,159,154
                                                                          ============   ============   ============

Diluted income (loss) per share
 From continuing operations                                               $       0.04   $      (0.01)  $      (0.10)
 From discontinued operations                                                        -           0.02              -
                                                                          ------------   ------------   ------------
 Total                                                                    $       0.04   $       0.01   $      (0.10)
                                                                          ============   ============   ============
Weighted average number of shares outstanding                               25,484,245     24,476,842     13,159,154
                                                                          ============   ============   ============

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                                         Additional
                                                 Common       Common       Paid-in      Accumulated    Treasury
                                                 Shares       Stock        Capital        Deficit       Stock         Total
                                              -----------    --------    -----------    -----------    --------    -----------
Balance at December 31, 1998................    8,179,620    $ 81,796    $14,272,243    $(4,985,528)   $(52,388)   $ 9,316,123
Exercise of common stock options
 and warrants...............................    1,305,746      13,057      2,135,704              -           -      2,148,761
Proceeds from sale of common stock,
 less commissions and issuance..............                                                                  -
  expenses of $457,201......................    6,295,558      62,956     14,191,468              -                 14,254,424
Common stock issued in purchase
 acquisitions...............................    7,010,500      70,105     26,650,515              -           -     26,720,620
Warrants issued in purchase
 acquisitions...............................            -           -      5,176,400              -           -      5,176,400
Effect of variable options vesting on
 change of control..........................            -           -        587,000              -           -        587,000
Options issued for consulting
 services...................................            -           -         26,875              -           -         26,875
Common stock issued for consulting
 services...................................        4,444          44         26,620              -           -         26,664
Stock issued to satisfy debt obligation.....       25,807         258        251,358              -           -        251,616
Income tax benefit from exercise of
 non-qualified stock options................            -           -        674,424              -           -        674,424
Transactions of pooled companies............            -           -              -        (76,732)          -        (76,732)
Dividends paid to former stockholders
 of pooled companies........................            -           -              -     (1,278,232)          -     (1,278,232)
Net loss....................................            -           -              -     (1,260,115)          -     (1,260,115)
                                              -----------    --------    -----------    -----------    --------    -----------
Balance at December 31, 1999................   22,821,675     228,216     63,992,607     (7,600,607)    (52,388)    56,567,828
Sale of common stock less
 commissions and issuance expenses
  of $158,220...............................    1,626,159      16,262      1,531,053              -           -      1,547,315
Exercise of common stock options
 and warrants...............................       43,750         438         80,779              -           -         81,217
Common stock issued in purchase
 acquisitions...............................    1,277,300      12,773      4,667,775              -           -      4,680,548
Common stock issued for services............       40,000         400        199,600              -           -        200,000
Common stock issued to satisfy debt
 obligation.................................      106,985       1,070        385,787              -           -        386,857
Common stock issued for debt
 guarantee..................................       19,521         195         68,129              -           -         68,324
Cancellation of shares received from
 sale of ICS................................     (450,000)     (4,500)    (1,008,000)             -           -     (1,012,500)
Shares purchased and retired................       (4,800)        (48)        (5,445)             -           -         (5,493)
Treasury shares retired.....................            -           -        (52,388)             -      52,388              -
Income tax benefit from exercise of
 non-qualified stock options................            -           -         45,165              -           -         45,165
Net income..................................            -           -              -        318,059           -        318,059
                                              -----------    --------    -----------    -----------    --------    -----------
Balance at December 31, 2000................   25,480,590     254,806     69,905,062     (7,282,548)          -     62,877,320
Common stock issued in purchase
 acquisitions...............................       26,137         261        157,720              -           -        157,981
Shares purchased and retired................      (78,300)       (783)       (86,084)             -           -        (86,867)
Net income..................................            -           -              -        907,626           -        907,626
                                              -----------    --------    -----------    -----------    --------    -----------
Balance at December 31, 2001................   25,428,427    $254,284    $69,976,698    $(6,374,922)   $      -    $63,856,060
                                              ===========    ========    ===========    ===========    ========    ===========

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                            Year ended December 31,
                                                                                    ----------------------------------------
                                                                                        2001          2000           1999
                                                                                    ----------     ----------     ----------
Operating activities
Income (loss) from continuing operations                                            $   907,626   $  (140,921)  $ (1,351,494)
Discontinued operations, net of income tax                                                    -       458,980         91,379
                                                                                    -----------   -----------   ------------
Net income (loss)                                                                       907,626       318,059     (1,260,115)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                2,812,887     2,467,217      1,095,517
         Provision for losses on receivables                                             39,918        24,772        154,465
         Write-down of assets                                                                 -       137,904              -
         (Gain) loss on disposal of property and equipment                             (215,891)       16,241         (5,655)
         Deferred income taxes                                                          339,499      (248,857)      (716,172)
         Non-cash portion of restructuring and change in control charges                      -             -      1,178,000
         Net gain on sale of ICS, including cash surrendered                                  -      (975,199)             -
         Non-cash expenses of discontinued operations                                         -        24,206         48,122
         Changes in operating assets and liabilities:
            Accounts receivable                                                          29,908       957,768       (425,706)
            Inventory                                                                    80,775        89,667       (407,962)
            Accounts payable                                                           (376,411)     (278,566)     1,020,923
            Deferred revenue                                                            (63,113)     (104,313)         5,571
            Accrued expenses                                                            105,610      (609,832)      (900,799)
            Income taxes                                                                (16,683)      (69,598)       118,837
            Prepaid expenses and other assets                                            (3,146)     (409,399)    (1,235,058)
            Discontinued operations                                                           -             -        326,835
            Other                                                                        (4,019)            -        (76,732)
                                                                                    -----------   -----------   ------------
Net cash provided by (used in) operating activities                                   3,636,960     1,340,070     (1,079,929)

Investing activities
Acquisition of businesses, net of cash acquired                                               -       (25,000)   (11,239,410)
Purchase of property and equipment                                                     (876,420)   (1,344,060)    (2,301,204)
Proceeds from sale of property and equipment                                          1,326,825        15,468         14,850
Payments for intangibles                                                                (20,464)     (567,215)      (143,789)
Payments received on notes receivable from shareholder                                        -             -        903,547
Deposits and other prepaid costs on future acquisitions                                       -       233,073     (1,098,560)
                                                                                    -----------   -----------   ------------
Net cash provided by (used in) investing activities                                     429,941    (1,687,734)   (13,864,566)

Financing activities
Proceeds from long term debt and capital lease obligations                                3,191     9,947,119        112,681
Payments on long-term debt and capital lease obligations                             (2,209,682)   (8,705,275)    (1,979,894)
Proceeds from issuance of common stock, net of offering costs                                 -     1,628,532     15,743,185
Payments to purchase stock                                                              (86,867)       (5,493)             -
Net payments on note payable to shareholder                                                   -             -         (5,136)
Dividends paid to former stockholders of pooled companies                                     -             -     (1,278,232)
                                                                                    -----------   -----------   ------------
Net cash (used in) provided by financing activities                                  (2,293,358)    2,864,883     12,592,604
                                                                                    -----------   -----------   ------------
Net increase (decrease) in cash and cash equivalents                                  1,773,543     2,517,219     (2,351,891)
Cash and cash equivalents at beginning of year                                        4,838,023     2,320,804      4,672,695
                                                                                    -----------   -----------   ------------
Cash and cash equivalents at end of year                                            $ 6,611,566   $ 4,838,023   $  2,320,804
                                                                                    ===========   ===========   ============

                            See accompanying notes.

              Mace Security International, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


1.    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany transactions have been eliminated in consolidation.

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


                                              Year Ended December 31, 1999
                                              ----------------------------
                                                 Revenue      Percentage
                                              ------------- --------------
      Mace (prior to combination for
         pooling of interest acquisitions)     $20,558,041         80%
      Classic                                      892,158          3%
      Eager Beaver                               4,305,593         17%
                                              ------------  ---------
                                               $25,755,792        100%
                                              ============  =========

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

Revenue Recognition

Revenue from the Company's Car Care segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.

During 1999, revenue from the Company's Security Products sales segment was recognized when shipments were made, or for export sales when title had passed. The Company was paid $20,000 per month, beginning in February 2000, under an agreement which allowed Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division. This amount is included under revenues from operating agreements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business weeks.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security and car care products. Inventories at the Company's Car Care locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment -2 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense was approximately $1.8 million, $1.5 million, and $715,000 for the years ended December 31, 2001, 2000, and 1999, respectively.
Maintenance and repairs are charged to expense as incurred and amounted to approximately $1.1 million, $1.4 million, and $505,000 in 2001, 2000, and 1999, respectively.

Excess Cost over Fair Market Value of Net Assets Acquired

Through December 31, 2001, the excess cost over fair market value of net assets acquired was amortized on a straight-line basis over 25 years commencing on the dates of the respective acquisitions. Amortization expense of excess cost over fair value of net assets acquired was approximately $889,000, $867,000, and $277,000 in 2001, 2000, and 1999, respectively.

The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using expected future cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the three year period ended December 31, 2001, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations. (See "New Accounting Standards" below.)

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, and establishing a registered national brand name. Trademarks are stated at cost and amortized on a straight-line basis over 15 years. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. The registered brand name is being amortized on a straight-line basis over 15 years. Amortization of other intangible assets was approximately $79,000, $60,000 and $103,000 for the years ended December 31, 2001, 2000 and 1999, respectively. (See "New Accounting Standards" below.)

Deferred Acquisition Costs

The Company capitalizes legal, accounting, engineering and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Deferred acquisition costs, included in other assets, were approximately $47,000, and $183,000 at December 31, 2000, and 1999, respectively. There were no deferred acquisition costs at December 31, 2001.

Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated.

Merger Costs

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $96,000, and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Classic and Eager Beaver, respectively. This total of $146,000 was included within the income tax benefit for 1999.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $3.1 million, $3.1 million, and $927,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Income taxes paid were approximately $211,000, $79,000 and $13,000 in 2001, 2000 and 1999, respectively.

Noncash investing and financing activities of the Company excluded from the statement of cash flows include debt paid with common stock of the Company of $387,000 and $252,000 in 2000 and 1999, respectively, and property additions financed by debt of $181,000 in 2001 and $3.1 million in 1999.

Deferred Revenue

The Company records a liability for gift certificates and ticket books sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company's costs of coupon advertising are capitalized as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months. Prepaid advertising costs were $67,000 at December 31, 2001. Advertising expense was approximately $1,140,000, $863,000, and $538,000 in 2001, 2000, and 1999, respectively.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying value of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company's fixed and variable rate debt instruments at December 31, 2001 were as follows:

                                CARRYING VALUE    FAIR VALUE
                               ---------------- --------------
          Fixed rate debt        $  15,397,368   $  18,470,967

          Variable rate debt        18,951,489      19,360,019
                               ---------------  --------------
          Total                  $  34,348,857   $  37,830,986
                               ===============  ==============

The majority of the fixed rate debt provides for a pre-payment penalty based on an interest rate yield maintenance formula. The yield maintenance formula results in a significant pre-payment penalty as market interest rates decrease. The Company obtained a calculation of the pre-payment penalty in August 2001 of $3.2 million. The pre-payment penalty precludes refinancing of this long term debt.

At December 31, 2000, the difference between the carrying values and the fair values of the Company's debt instruments was not significant.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluates the recoverability of its long-lived assets which include trademarks, other intangibles, and other assets whenever changes in circumstances indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. The impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses recognized on long-lived assets in the year ending December 31, 2001.

Business Combinations

The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations prior to July 1, 2001, accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, pre-acquisition liabilities including deferred revenues, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the period in which the adjustment is determined.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
     . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
     . Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     . Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company continued to amortize goodwill and intangible assets acquired prior to July 1, 2001, under its current method through December 31, 2001. In accordance with SFAS 142, by December 31, 2002, the Company is required to have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Additionally, by March 31, 2002, the Company will have completed a transitional impairment test of any other intangible assets identified with indefinite lives. These required transitional impairment tests of goodwill and other intangible assets may result in asset write-downs which would be recognized as a change in accounting principle in the consolidated statement of operations. The Company has not yet determined the effect of these new impairment tests on its consolidated financial position or results of operations. The Company is also currently evaluating the provisions of SFAS 142 on the Company's amortization expense. The Company's preliminary assessment is that these Statements will have a material impact on the Company's amortization expense and results of operations. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense up to approximately $900,000.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonable estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

3.   Acquisitions

Acquisitions Accounted for Under the Pooling of Interests Method

On August 25, 1999, the Company completed its merger with 50's Classic Car Wash and CRCD, Inc. (collectively "Classic") and issued 91,677 unregistered shares of the Company's common stock, par value $.01, in exchange for all outstanding shares of Classic. Classic owns and operates a car wash in Lubbock, Texas. The car wash provides a range of services which include full service car wash, gasoline sales and a custom detail shop. The transaction was accounted for using the pooling of interests method; and accordingly, the accompanying consolidated financial statements include accounts of Classic for all periods presented.

On September 9, 1999, the Company completed its merger with Eager Beaver Car Wash, Inc. ("Eager Beaver") and issued 659,222 unregistered shares of the Company's common stock, par value $.01, in exchange for all of the outstanding shares of Eager Beaver. Eager Beaver operates car wash facilities and a lubrication center from locations throughout west central and south central Florida. Eager Beaver operations provide a full line of car cleaning services including washing, waxing and detailing services . The transaction was accounted for using the pooling of interests method; and accordingly, the accompanying consolidated financial statements include the accounts of Eager Beaver for all periods presented.

Additionally, on July 9, 1999, the Company acquired all of the outstanding shares of Innovative Control Systems, Inc. ("ICS"). Approximately 604,000 unregistered shares of common stock of the Company were issued in exchange for all of the outstanding shares of ICS. Additionally, the Company assumed approximately $750,000 of ICS's debt. On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 shares of common stock of the Company and $295,500 of future goods and services from ICS. Accordingly, ICS's results of operations, as well as the gain on the ICS sale, were accounted for as discontinued operations.

Classic and Eager Beaver were Subchapter S Corporations prior to the mergers, whereby, the taxable income or loss flowed through to the individual shareholders. The effects of pro forma taxes as a C Corporation would result in additional income tax expense of approximately $214,000 for the year ended December 31, 1999.

In 1999, the Company incurred approximately $225,000, $120,000, and $1,530,000 in merger-related costs associated with the ICS, Classic, and Eager Beaver mergers, respectively. Merger costs consisted of transaction-related expenses of $680,000 which includes deal costs, legal, accounting and other professional and consulting fees, filing fees, external due diligence costs, contractual costs, and finder fees as well as employee severance and termination costs which totaled $1,195,000. Additionally, tax provisions of $96,000 and $50,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Classic and Eager Beaver, respectively. This total of $146,000 was included within the income tax benefit for 1999.

Acquisitions Accounted for Under the Purchase Method

On May 17, 1999, the Company acquired all of the outstanding stock of Colonial Full Service Car Wash, Inc. ("Colonial") in exchange for 1,250,991 unregistered shares of the Company's common stock and the assumption of debt and negative working capital of approximately $6,579,000. This transaction was accounted for using the purchase method of accounting.

On May 18, 1999, the Company acquired certain assets of Genie Car Wash of Austin, Inc., Genie Car Care Center, Inc., and Genie Car Service Center, Inc. (collectively, "Genie"). Consideration under the Agreement consisted of 533,333 unregistered shares of common stock of the Company, $1,000,000 of cash, and the issuance of promissory notes in the amount of $4,750,000 and $180,000. The assets acquired consist of substantially all of the real estate, equipment, and inventories utilized in the car wash businesses. This transaction was accounted for using the purchase method of accounting.

On June 1, 1999, the Company acquired substantially all of the assets of Gabe's Plaza Car Wash, Inc. ("Gabe's") in exchange for $210,000 in cash and delivery of a promissory note for $717,000. The transaction was accounted for using the purchase method of accounting. On August 28, 2001, the Company sold Gabe's for an aggregate cash sales price of $1.2 million. The Company utilized approximately $315,000 of the sales proceeds to pay off a promissory note which was secured by a first mortgage on the real estate sold. A pre-tax gain of approximately $216,000 was realized and included in other income.

On June 22, 1999, the Company acquired substantially all of the assets of the Moorestown Car Wash in exchange for $225,000 and the issuance of 20,930 unregistered shares of common stock of the Company. This transaction was accounted for using the purchase method of accounting.

On July 1, 1999, the Company completed, pursuant to a Merger Agreement dated March 26, 1999, its merger with American Wash Services, Inc. ("AWS"), a car wash company controlled by Mr. Paolino, pursuant to which AWS was merged with and into a wholly owned subsidiary of the Company. Mr. Paolino and Red Mountain Holdings, Ltd., AWS's other shareholder, received in exchange for all of the shares of AWS, $4.8 million in cash, and 628,362 unregistered shares of common stock, of which Mr. Paolino received 470,000 shares and Red Mountain received 158,362 shares. Mr. Paolino and Mr. Robert M. Kramer, the current Executive Vice President and General Counsel of the Company, received additional consideration in connection with this merger in the form of warrants to purchase shares of common stock of the Company having a total fair market value at the time of the grant of approximately $2.1 million, as follows:

       . Mr. Paolino received a warrant to purchase 1,500,000 shares of common stock at a purchase price of $1.375 per share;
       . Mr. Paolino received a warrant to purchase 250,000 shares of common stock at a purchase price of $2.50 per share; and
       . Mr. Kramer received a warrant to purchase 75,000 shares of common stock at a purchase price of $1.375 per share.

The transaction was accounted for as a purchase.

On July 1, 1999, the Company acquired substantially all the assets of Stephen Bulboff and Stephen B. Properties, Inc. (collectively, "Shammy Shine" or "Stephen Bulboff") in exchange for 860,000 unregistered shares of common stock of the Company and cash consideration of $1,900,000. Stephen Bulboff owns and operates a total of ten exterior only car washes in Pennsylvania, New Jersey and Delaware. This transaction was accounted for as a purchase.

On August 24, 1999, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Shammy Man Car Wash ("Shammy Man") in exchange for 62,649 unregistered shares of common stock cash consideration of $475,000 and the assumption of approximately $400,000 of debt. This transaction was accounted for using the purchase method of accounting.

On September 9, 1999, the Company acquired all of the assets of Quaker Car Wash, Inc. ("Quaker") in exchange for 224,072 unregistered shares of common stock and approximately $1,055,000 of cash consideration. This transaction was accounted for using the purchase method of accounting.

On October 18, 1999, the Company, through a wholly owned subsidiary, acquired all of the car wash related assets of White Glove Car Wash ("White Glove") located in Tempe, Arizona. Consideration consisted of 38,095 unregistered shares of common stock of the Company, $130,000 of cash, and the issuance of a $345,000 promissory note. The transaction was accounted for using the purchase method of accounting.

On October 29, 1999, the Company consummated the acquisition of Millennia Car Wash, LLC ("Millennia") which the Company had operated under an operating agreement since March 31, 1999. Millennia consists of 11 full service car washes in the Phoenix, Arizona market and six full service car washes in the San Antonio, Texas market as well as a total of five lube and repair centers, eight fuel sales operations, and 17 convenience stores. Consideration under the agreement, as amended, consisted of 3,500,000 unregistered shares of common stock of the Company and the assumption of approximately $15.0 million of long-term debt. The transaction was accounted for using the purchase method of accounting.

On December 29, 1999, the Company, through a wholly owned subsidiary, acquired all of the assets of Cherry Hill Car Wash, Inc. and 1505 Associates General Partnership ("Cherry Hill Car Wash") located in Cherry Hill, New Jersey. Consideration consisted of 63,309 unregistered shares of common stock of the Company and $1.9 million of cash. The transaction was accounted for using the purchase method of accounting.

On March 24, 2000, the Company, through a wholly owned subsidiary, acquired all of the truck wash related assets of Red Baron Truck Washes, Inc. ("Red Baron") with a total of five operating locations in Arizona, Indiana, Ohio and Texas. Consideration consisted of 568,421 registered shares of common stock of the Company and the issuance of a secured $1.0 million promissory note to the seller. The transaction was accounted for using the purchase method of accounting.

On June 5, 2000, the Company, through a wholly owned subsidiary, acquired certain assets of Sparsupco, Inc. (the "Beneva Car Wash"). Consideration consisted of 130,712 shares of common stock of the Company and $20,000 of cash. The Beneva Car Wash is located in Sarasota, Florida. The transaction was accounted for using the purchase method of accounting.

On July 10, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all the assets of Superstar Kyrene, a full service car wash in the Phoenix, Arizona area, in exchange for 56,521 unregistered shares of common stock of the Company, cash consideration of approximately $824,000 and the assumption of approximately $926,000 of debt. The transaction was accounted for using the purchase method of accounting.

Additionally, on July 26, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets of Blue Planet Car Wash ("Blue Planet"), a full service car wash in the Dallas, Texas area, in exchange for 250,008 unregistered shares of common stock, and the assumption of approximately $1,554,000 of debt. This transaction was accounted for using the purchase method of accounting.

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

                                                                 LAW
                                                             ENFORCEMENT
                                               ICS             DIVISION
                                          -------------     --------------
     Year ended December 31, 2000
     Revenues                                $  518,753        $        -
     Loss from discontinued operations       $ (264,601)       $        -
     Gain on disposal                        $  723,581 (1)    $        -
     Year ended December 31, 1999
     Revenues                                $2,925,217        $1,135,051
     Income from discontinued operations     $   67,347        $   24,032

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

The changes in the allowance for doubtful accounts are summarized as follows:

                                        YEAR ENDED DECEMBER 31,
                                     ----------------------------
                                         2001            2000
                                     ------------    ------------
     Balance at beginning of year     $   260,825     $  102,393
     Additions (charged to expense)        39,918         24,772
     Adjustments                         (122,657)       133,660
     Deductions                                 -              -
                                      -----------     ----------
     Balance at end of year           $   178,086     $  260,825
                                      ===========     ==========

6. Inventories

Inventories consist of the following:

                                                                         AS OF DECEMBER 31,
                                                                      ------------------------
                                                                          2001         2000
                                                                      -----------   ----------
     Finished goods                                                    $  320,822   $  370,676
     Work in process                                                      176,104      114,501
     Raw materials and supplies                                           852,325      763,202
     Fuel, merchandise inventory and car wash supplies                    925,824    1,008,098
                                                                      -----------   ----------
                                                                       $2,275,075   $2,256,477
                                                                      ===========   ==========

7.   Other Intangibles

The components of other intangibles are summarized below:

                                                  As of December 31,
                                             --------------------------------
                                                2001              2000
                                             --------------   ---------------
     Trademarks                              $ 1,748,578      $   1,748,578

     Trademark protection costs                  154,208            154,208

     Deferred financing fees                     359,023            349,758

     Registered brand name                       116,090            113,643
                                             --------------   ---------------
        Total intangibles                      2,377,899          2,366,187

     Less: Accumulated amortization            1,384,362          1,223,702
                                             --------------   ---------------
     Other intangibles, net                  $   993,537      $   1,142,485
                                             ==============   ===============



Amortization expense of other intangible assets was approximately $79,000, $60,000 and $103,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.   Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations consist of the following:

                                                                                         As of December 31,
                                                                                  ----------------------------
                                                                                      2001          2000
                                                                                  -----------    -------------
     Notes payable to Franchise Mortgage Acceptance Corporation
         ("FMAC"), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, through September 2013, collateralized by real property, equipment and inventory of
         certain of the Millennia Car Wash locations                               $  13,013,278  $ 13,626,777

     Note payable to Bank One, Texas, NA, interest rate of prime plus
         0.25% (5.00% at December 31, 2001), is due in monthly
         installments of $71,554 including interest (adjusted annually), through November 2003, collateralized by real property and
         equipment of Eager Beaver Car Wash, Inc.                                      6,358,805     6,734,067

     Note payable to Bank One, Texas, NA, interest rates ranging from prime plus 0.25% (5.00% at December 31, 2001) to 9.75%, due in monthly installments totaling $63,449 per month including interest (adjusted annually), through various dates ranging from
         July 2002 to August 2004, collateralized by real property and
         equipment of certain of the Colonial Car Wash locations                       4,499,043     4,837,222

     Note payable to Bank One, Texas, NA which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000.  The
         Bank One note, which provides for an interest rate of prime plus
         0.25% (5.00% at December 31, 2001), is due in monthly
         installments of $49,682 including interest (adjusted annually), through February 2003, collateralized by real property and
         equipment of the Genie Car Wash locations                                     4,549,092     4,793,714

     Note payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, through
         October 2014, collateralized by real property and equipment in
         Lubbock, Texas                                                                1,942,230     2,018,103

     Note payable to Transamerica Small Business Capital, Inc., interest rate of prime plus 2.5% (7.25% at December 31, 2001), is due in monthly installments of $12,581 including interest (adjusted annually), through December 2022, collateralized by real
         property and equipment of the Blue Planet Car Wash                            1,475,780     1,497,640

     Note payable to Merriman Park J.V., interest rate of 7.5% (adjusted annually), due in monthly installments of $10,644 including interest, through November 2011, collateralized by real property
         and equipment of certain of the Colonial Car Wash locations                     891,684       943,732

     Note payable to Bank One Texas, NA, interest rate of prime plus
         0.25% (5.00% at December 31, 2001), is due in monthly
         installments of $7,727 including interest (adjusted annually), through July 2003, collateralized by real property and equipment
         of the Superstar Kyrene Car Wash                                                803,910       843,810

     Note payable to Southwest Bank, interest rate of 11.25%, due in monthly principal payments of $5,565 including interest, through
         October 2001, collateralized by real property and equipment of
         certain of the Colonial Car Wash locations                                            -       391,754

     Note payable to Bank One, Texas, NA, which refinanced the
         mortgage note payable to Southwest Bank in October 2001.  The
         Bank One note which provides for an interest rate of prime plus
         0.25% (5.00% at December 31, 2001), is due in monthly
         installments of $3,156 including interest (adjusted annually), through October 2004, collateralized by real property and
         equipment of certain of the Colonial Car Wash locations                         378,452             -

     Note payable to Gabe and Alice Kirikian, interest rate of 7% due in quarterly payments of $25,850 plus interest, collateralized by
         real property of Gabe's Plaza Car Wash                                                -       387,750

     Capital lease payable to Columbia Credit Company, interest rate of 14.5%, due in monthly installments of $8,314 including interest, through May 2005, collateralized by certain equipment
         of the Shammy Man Car Wash location                                             270,021       326,089

     Capital leases payable to various creditors, interest rates ranging from 9.00% to 9.97%, due in monthly installments of $5,079 including interest, through various dates ranging from December
         2003 to November 2004, collateralized by certain equipment of
         the Company                                                                     123,370             -

     Note payable to Mitra II, interest payable at 8%, principal balance due
         April 2001, collateralized by certain real property in Arizona                        -       164,122

     Note payable to Pennzoil Products Company, interest rate of 5%
         due in monthly installments of $2,496, including interest,
         through June 2003, collateralized by equipment of the Company                    43,192        70,238

     Notes payable to individuals for consulting services, interest rates
         from 8% to 12%, due on demand                                                         -        50,000
                                                                                   -------------   -----------
                                                                                      34,348,857    36,685,018
     Less: current portion                                                             2,514,067     6,322,263
                                                                                   -------------   -----------
                                                                                   $  31,834,790   $30,362,755
                                                                                   =============   ===========

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

In August 1999, the Company assumed a 7% Convertible Promissory Note in the amount of $1,348,379 in connection with an acquisition accounted for as a pooling of interests. The note was payable in monthly installments of $12,276, including interest, commencing in March 2000. The principal amount of the note, including unpaid interest, was convertible into the Company's common stock at the rate of $3.62 per share until August 2000 and at $3.875 per share thereafter. The note contained a call provision which provided the holder the right to call the note with a 90 day notice any time after April 15, 2000. The promissory note was called by the holder and was due on November 28, 2000. The promissory note was satisfied on March 7, 2001 with proceeds from the $6.7 million Bank One term note which were escrowed at December 31, 2000.

Additionally, in February 2000, the Company financed the remaining $4.35 million balance of the promissory note related to the acquisition of Genie through a $4.8 million three year term note (15 year amortization basis) with Bank One. The term note also provided approximately $400,000 of additional funding, net of loan closing costs, for capital improvements and working capital.

Several of the Company's debt agreements contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows:   2002 - $2,514,067; 2003 -
$12,674,024; 2004 - $4,567,208;  2005 - $1,119,521; 2006 -$1,182,391; and 2007
and thereafter  - $12,291,646.

9.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:


                                                 As of December 31,
                                            -----------------------------
                                              2001                2000
                                            -------------    ------------
       Accrued compensation                 $   795,928      $    540,642

       Accrued acquisition and merger

        transaction costs                             -           125,262

       Property and other non-income taxes      112,731           643,972

       Other                                  1,216,562           693,494
                                            -------------    ------------
                                            $ 2,125,221      $  2,003,370
                                            =============    ============


10.  Liabilities

In connection with an acquisition made by the Company during 1999, the Company has an accrued liability as of December 31, 2001, totaling $825,000 payable to sellers upon satisfactory resolution of certain contingencies. This amount has been included in the purchase price allocation of the respective acquisition. Management believes it is probable all contingencies will be met.

11.  Stock Option Plans

During September 1993, the Company adopted the 1993 Stock Option Plan ("the 1993 Plan"). The 1993 Plan provides for the issuance of up to 630,000 shares of common stock upon exercise of the options. The Company has reserved 630,000 shares of common stock to satisfy the requirements of the 1993 Plan. The options are non-qualified stock options and are not transferable by the recipient. The 1993 Plan is administered by the Compensation Committee ("the Committee") of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

In December 1999, the Company's stockholders approved the 1999 Stock Option Plan ("the 1999 Plan") providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2001, 2,687,209 options have been granted under the 1993 and 1999 Plan including 1,763,338 nonqualified stock options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999; risk-free interest rate ranges of 4.62% to 5.22% in 2001, 5.11% to 6.64% in 2000 and from 5.03% to 6.32% in 1999; dividend yield of
0%; expected volatility of the market price of the Company's common stock of 97% in 2001, 91% in 2000 and 86% in 1999; and a weighted-average expected life of the option of ten years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:

                                                Year ended December 31,
                                     ------------------------------------------
                                        2001          2000           1999
                                     -----------  -------------  --------------
Pro forma net loss                   $ (445,458)   $(2,342,579)   $(3,089,856)

Pro forma diluted loss per share     $    (0.02)   $     (0.09)   $     (0.23)


Activity with respect to these plans is as follows:


                                                 2001                     2000                      1999
                                          -------------------------   ---------------------  ---------------------
                                                          Weighted               Weighted                Weighted
                                                          Average                 Average                Average
                                                          Exercise               Exercise                Exercise
                                              Number       Price      Number       Price      Number      Price
                                          ------------ ------------  --------- ------------  --------- -----------
Options outstanding beginning of
 period                                      2,005,724   $    4.29   2,721,708  $     5.26     501,000   $    1.37

Options granted                                348,500   $    0.76     330,325  $     2.45   2,840,918   $    5.37

Options exercised                                    -           -     (43,750) $     1.86    (439,710)  $    1.73

Options canceled                              (150,475)  $    6.59  (1,002,559) $     7.73    (180,500)  $    4.69
                                          ------------              ----------              ----------
Options outstanding end of period            2,203,749   $    3.57   2,005,724  $     4.29   2,721,708   $    5.26
                                          ============              ==========              ==========
Options exercisable                          1,527,147   $    3.91     970,915  $     4.42     398,876   $    4.33
                                          ============              ==========              ==========
Shares available for granting of options    12,942,791              13,140,816              12,468,582
                                          ============              ==========              ==========

   Stock options outstanding at December 31, 2001 under both plans are summarized as follows:

                                             Weighted Avg.      Weighted
             Range of            Number        Remaining     Avg. Exercise
         Exercise Prices      Outstanding  Contractual Life      Price
       -------------------   ------------- ----------------- -------------
         $  0.69 - $ 1.03         379,000     8.6 years       $       0.78

         $  1.19 - $ 1.63         314,167     7.0 years       $       1.35

         $  2.69 - $ 4.00         878,373     7.2 years       $       2.96

         $  4.31 - $ 6.25         149,818     8.1 years       $       5.06

         $  6.63 - $ 9.75         412,391     7.4 years       $       7.37

         $ 10.00 - $11.00          70,000     7.4 years       $      10.89
                             ------------
                                2,203,749
                             ============


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

The Company has a remaining total of 2,150,464 warrants to purchase common stock outstanding at December 31, 2001, all of which are exercisable. In 1999, the Company issued warrants to purchase a total of 2,656,500 shares of the Company's common stock at a weighted average exercise price of $2.11 per share in connection with the purchase of certain businesses and to a director. Warrants exercised in 1999 totaled 866,036 at a weighted average exercise price of $1.64 per share. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at any time through August 2, 2009 and have an exercise price ranging from $1.375 to $9.25 per share.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 and 2000 are as follows:

                                                                  As of December 31,
                                                        ----------------------------------
                                                                 2001            2000
                                                        -----------------  ---------------
         Deferred tax liabilities:
            Property, equipment and intangibles          $  (4,781,828)    $ (3,232,125)
            Other, net                                         (29,502)         (60,322)
                                                        --------------     ------------
               Total deferred tax liabilities               (4,811,330)      (3,292,447)
         Deferred tax assets:
            Allowance for doubtful accounts                     41,779           36,665
            Inventories                                         39,116           50,981
            Net operating loss carryforwards                 4,711,900        3,414,955
            Deferred revenue                                    99,606          125,371
            Compensation and related transition costs          202,453          202,453
            Other, net                                         173,430          153,475
                                                        --------------     ------------
               Total deferred tax assets                     5,268,284        3,983,900
         Valuation allowance for deferred tax assets          (950,351)        (845,351)
                                                        --------------     ------------
         Deferred tax assets after valuation allowance       4,317,933        3,138,549
                                                        --------------     ------------
         Net deferred tax liabilities                    $    (493,397)    $   (153,898)
                                                        ==============     ============

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12.7 million that begin to expire
during the year ended December 31, 2008, if unused.   A valuation allowance has
been provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

  The components of income tax expense (benefit) are:


                                                  Year ended December 31,
                                            ------------------------------------
                                              2001           2000         1999
                                            --------      ---------     --------

       Current (principally state taxes)    $ 194,501     $ 159,857   $  97,653
       Deferred                               339,499      (225,857)   (716,172)
                                            ---------     ---------   ---------
       Total income tax expense (benefit)   $ 534,000     $ (66,000)  $(618,519)
                                            =========     =========   =========


  The significant components of deferred income tax expense (benefit) attributed to income (loss) from continuing operations for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                          Year ended December 31,
                                                                  ------------------------------------
                                                                    2001           2000         1999
                                                                  --------      ---------     --------
       Deferred tax expense                                       $ 1,531,444   $ 875,651     $ 439,842
       Loss carry forward                                          (1,296,945)   (871,508)     (903,805)
       Valuation allowance for deferred tax assets                    105,000    (230,000)     (252,209)
                                                                  -----------   ---------     ---------
                                                                  $   339,499   $(225,857)    $(716,172)
                                                                  ===========   =========     =========

  A reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows:


                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     2001           2000         1999
                                                                  ---------     -----------   --------
       Tax at U.S. federal statutory rate                         $ 504,569     $ (72,422)   $(677,022)
       S Corporation income prior to pooling date                         -             -     (225,290)
       State taxes, net of federal benefit                          128,190        93,039       30,509
       Nondeductible costs and other acquisition
         accounting adjustments                                     170,881       151,657      285,220
       S Corporation status termination                                   -             -      121,648
       Valuation allowance for deferred tax assets                  105,000      (230,000)    (192,259)
       Fixed asset adjustments                                     (358,280)            -            -
       Other adjustments                                            (16,360)       (8,274)      38,675
                                                                  ---------     ---------    ---------
       Total income tax expense (benefit)                         $ 534,000     $ (66,000)   $(618,519)
                                                                  =========     =========    =========

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Year ended December 31,
                                                                       ---------------------------------------
                                                                          2001         2000           1999
                                                                       -----------  -----------    -----------
            Numerator:
            Income (loss) from continuing operations                   $   907,626  $  (140,921)   $(1,351,494)
            Income from discontinued operations                                  -      458,980         91,379
                                                                       -----------  -----------    -----------
            Net income (loss)                                          $   907,626  $   318,059    $(1,260,115)
                                                                       ===========  ===========    ===========
            Denominator:
            Denominator for basic income (loss)
                per share - weighted average shares                     25,448,564   24,476,842     13,159,154
            Dilutive effect of options and warrants                         35,681            -              -
                                                                       -----------  -----------    -----------
            Denominator for diluted income (loss)
                per share - weighted average shares                     25,484,245   24,476,842     13,159,154
                                                                       ===========  ===========    ===========
            Basic and diluted income (loss) per share:
                From continuing operations                             $      0.04  $     (0.01)   $     (0.10)
                From discontinued operations                                     -         0.02              -
                                                                       -----------  -----------    -----------
                Total                                                  $      0.04  $      0.01    $     (0.10)
                                                                       ===========  ===========    ===========

The Company's options and warrants outstanding at December 31, 2000 and 1999 have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

14.  Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

15.  Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows: 2002 - $1,408,483; 2003 - $1,311,477; 2004 -$1,281,728; 2005 -$1,067,305; 2006 -
$702,083; and 2007 and thereafter - $3,038,389. Rental expense under these leases was $1,513,268, $1,599,601 and $768,629 for the years ended December 31, 2001, 2000, and 1999, respectively.

In 1999, the Company entered into month to month and long-term sublease agreements with tenants of their operating facility in Bennington, Vermont, including a related party. These agreements were assigned to another party in 1999. Total sublease rental income was $133,842 in 1999.

The Company was a party to a real estate purchase agreement with the Vermont Economic Development Authority ("VEDA") for the purchase of the Center and North Wings of its security products office and manufacturing operation, after the satisfaction or waiver of certain contingencies by VEDA. The Company previously deposited $75,000 of the total cash portion into an escrow account as required by the agreement. The Company elected not to purchase the building and leased the premises from VEDA through November 15, 1999 for $4,000 per month, together with taxes, insurance and utilities. The Company assigned to Vermont Mill, an entity controlled by Jon Goodrich, all of its rights and obligations under the VEDA Agreement including certain leasehold improvements abandoned by the Company. Effective November 15, 1999, the Company entered into a lease with Vermont Mill to continue to utilize space for its security products office and manufacturing operation for $6,667 per month. The lease is for a term of five years and provides for renewal options. Rent expense under this lease was $10,000 in 1999.

The Company leases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2001, 2000, and 1999 revenues of approximately $141,000, $92,000, and $61,000, respectively, were recognized under these leasing arrangements. These amounts are classified as other income in the accompanying statements of income.

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

16.  Employee Benefit Plans

Two subsidiaries of the Company maintain voluntary 401(k) plans covering substantially all of their respective employees. Under one of the plans, employees may contribute from 1% to 20% of their regular wages, up to the limit permitted by the Internal Revenue Service. The Company matches 25% of each dollar contributed by employees up to 4% of their wages. The cost of the plan amounted to $15,000 in 1999. Under the second plan, employees may contribute from 1% to 25%. Although the plan allows for discretionary company matches, the Company has not made any matching contributions in the three years ended December 31, 2001. Both plans were terminated subsequent to December 31, 2001.

17.  Operating Agreements

During the years ended December 31, 2000 and 1999, the Company managed several car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax income earned under these operating agreements is presented in the accompanying statements of operations as revenue from operating agreements net of all operating expenses. Additionally, the Company currently earns $20,000 per month under an agreement which allows Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Division. The Management Agreement also provides that at the end of its term, Mark Sport will pay the Company an amount equal to the depreciation and amortization on the assets of the Company's Security Products Division during the term of the Management Agreement.

The results of operations subject to operating agreements were as follows:

                                                                                    Year ended December 31,
                                                                           --------------------------------------
                                                                              2001         2000          1999
                                                                           ----------   ----------    -----------
             Revenues
             Car wash and detailing services                                 $      -  $  803,900     $ 8,421,825
             Lube and other automotive services                                     -           -         641,296
             Fuel and merchandise sales                                             -      53,091       1,038,746
             Security products operating lease payments                       240,000     220,000               -
                                                                             --------  ----------     -----------
                                                                              240,000   1,076,991      10,101,867
             Cost of Revenues
             Car wash and detailing services                                        -     727,125       5,816,466
             Lube and other automotive services                                     -           -         595,356
             Fuel and merchandise sales                                             -      37,520         911,139
                                                                             --------  ----------     -----------
                                                                                    -     764,645       7,322,961

             Selling, general, and administrative expenses                          -      52,435         901,883
             Depreciation and amortization                                          -         102         722,064
                                                                             --------  ----------     -----------
             Operating income                                                 240,000     259,809       1,154,959
             Interest expense, net                                                  -           -        (790,331)
             Other income                                                           -         947          97,954
                                                                             --------  ----------     -----------
             Income earned under operating agreements                        $240,000  $  260,756     $   462,582
                                                                             ========  ==========     ===========

18.  Restructuring, Asset Write-Downs and Change in Control Charges

In conjunction with the Company's 1999 change in control, the Company restructured certain of its security products operations, abandoned certain operations and assets, and incurred certain other change in control related costs. A restructuring, asset write-down and change in control charge totaling $1,519,000 was recorded in the second quarter ending June 30, 1999. Of this charge, $1,178,000 was non-cash in nature consisting of a $218,000 write-off of certain assets as a result of abandoning certain product lines within the Company's security products segment; a $373,000 write-off of leasehold improvements related to the Company's plan to abandon a portion of its currently leased facilities in Vermont; and a $587,000 non-cash compensation charge relating to the vesting of variable options to certain previous directors of the Company upon the Company's change in control. The remaining charge of approximately $341,000 included certain severance costs accrued as well as legal, accounting and other transaction costs related to the Company's change in control. Additionally, in 2000, the Company wrote down the value of its Berlin, New Jersey facility by $137,904 to reflect the sales price of those assets in January 2001.

19.  Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. During the year ended December 31, 2001, the costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $135,000. These costs, which principally related to several possible acquisitions the Company pursued outside the car wash industry, are primarily related to due diligence costs. In 2000, costs of previously capitalized expenditures principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000, as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions in 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

20.  Related Party Transactions

In August 1999, the Company entered into a month-to-month lease arrangement with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., the Company's Chairman of the Board, Chief Executive Officer and President, for the Company's executive offices in Mt. Laurel, New Jersey. The lease arrangement provided for monthly rental payments of $10,000. This monthly lease payment was considered to be more favorable than could be obtained on the open market for similar facilities. Effective August 1, 2000, after a survey of local real estate market pricing and upon the approval of the Audit Committee, the Company entered into a five year lease with Bluepointe, Inc. which provides for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. The Company believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. The Company has also entered into a three-year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in the Company's executive offices. The rental rates were based upon a third-party valuation of the furnishings, and the Company believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman of the Board, Chief Executive Officer and President. The Company paid $60,000, $84,000, and $50,000 in fiscal 2001, 2000 and 1999, respectively, for such services. An additional $15,000 was paid in 2001 to Aeroways, Inc., a chartered air service company not affiliated with Louis D. Paolino, Jr., for the direct costs of flying the Learjet 31A owned by LP Learjets, LLC. The Company believes that the rates charged are competitive when compared with similar services provided by independent airline charter companies. The Company's Audit Committee approved an arrangement between the Company and LP Learjets, LLC, whereby the Company would pay $5,109 per month to LP Learjets, LLC for the right to use a Learjet 31A for 100 hours per year. Additionally, when the Learjet 31A is used, the Company pays to Aeroways, Inc., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees.

Until September 2000, Robert M. Kramer, the Company's Chief Operating Officer, Executive Vice President, General Counsel, Secretary and a director, was engaged in the part-time practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer. Robert M. Kramer & Associates, P.C., had rendered legal services to the Company from April 1999 to August of 2000. The Company paid such corporation approximately $15,000, $163,000, and $145,000 in 2001, 2000, and 1999, respectively. The Company has not paid such corporation for legal services since January 2001 and does not anticipate any future payments.

In 2001, the Company hired Premier Concrete, Inc., a company controlled by Matthew J. Paolino, the Company's Vice President and a director, to assist with underground tank removal and complete pavement re-surfacing at one of the Company's car wash locations. Premier Concrete, Inc., the lowest responsible bidder for the contract, has been paid $34,450 for its services in 2001. The Company believes that the rates charged are competitive when compared with similar service provided by independent contractors.

The Company purchased car wash parts, equipment and related services from Sonny's Enterprises, Inc., a car wash parts and equipment company owned by Paul
G. Fazio, the brother of Michael Fazio, the Company's Vice President of Operations until June 2000. Payments for such purchases totaled $391,000 in fiscal year 1999 and approximately $558,000 in fiscal year 2000. The Company contracted with Sonny's Enterprises, Inc. based on the competitive prices and quality of such parts, equipment and services offered by Sonny's Enterprises, Inc.

In February 2000, the Company entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended several times through amendments with the most recent through April 30, 2002.The Agreement requires Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport must operate the division in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The Amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the Amendment that Mark Sport, as of December 31, 2001, owes the Company $126,847, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000.

The Company's Security Products Division leases manufacturing and office space under a five-year lease with Vermont Mill , which provides for monthly lease payments of $6,667 beginning November 15, 1999. Vermont Mill is also controlled by Jon E. Goodrich. On February 25, 2002, the Company and Vermont Mill amended the lease. The original lease provided that Vermont Mill could increase the lease payment $0.50 per square foot upon demonstration that Vermont Mill had a higher paying third party tenant for the space occupied by the Company. The lease amendment clarifies that the Company occupies 44,000 square feet in Vermont Mill at a rental rate of $2.50 per square foot per year. The Company believes that the revised lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill.

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

  Selected financial information for each reportable segment is as follows:

                                                                    Year ended December 31,
                                                         -----------------------------------------
                                                             2001           2000          1999
                                                         ------------   ------------   -----------
Revenues:
      Car care - external customers                      $ 47,984,455   $ 47,783,224   $22,320,480
      Security products - external customers                        -              -     3,435,312
      Security products - operating agreement                 240,000        220,000             -
      Security products - intersegment revenues                     -              -        11,620
      Elimination of intersegment revenues                          -              -       (11,620)
                                                         ------------   ------------   -----------
                                                         $ 48,224,455   $ 48,003,224   $25,755,792
                                                         ============   ============   ===========

Operating income (loss):
      Car care                                           $  3,799,874   $  2,896,051   $ 3,194,088
      Security products - operating agreement                 147,805        220,000      (942,002)
                                                         ------------   ------------   -----------
                                                         $  3,947,679   $  3,116,051   $ 2,252,086
                                                         ============   ============   ===========

Assets:
      Car care                                           $100,528,855   $102,615,891   $93,283,956
      Security products                                     4,141,151      3,515,537     4,353,734
      Computer products and services                                -              -       477,666
                                                         ------------   ------------   -----------
                                                         $104,670,006   $106,131,428   $98,115,356
                                                         ============   ============   ===========

Capital expenditures:
      Car care                                           $  1,886,080   $  2,154,247   $ 5,266,537
      Security products                                             -         14,813        88,463
                                                         ------------   ------------   -----------
                                                         $  1,886,080   $  2,169,060   $ 5,355,000
                                                         ============   ============   ===========

Depreciation and amortization:
      Car care                                           $  2,720,692   $  2,467,217   $   834,298
      Security products                                        92,195              -       261,219
                                                         ------------   ------------   -----------
                                                         $  2,812,887   $  2,467,217   $ 1,095,517
                                                         ============   ============   ===========

A reconciliation of operating income for reportable segments to total reported operating income (loss) is as follows:

                                                  Year ended December 31,
                                         -------------------------------------
                                            2001         2000         1999
                                         ----------   ----------   -----------
      Total operating income for
         reportable segments             $3,947,679   $3,116,051   $ 2,252,086
      Costs of terminated acquisitions      134,759      580,000             -
      Merger costs                                -            -     1,875,000
      Restructuring, asset write-downs
         and change in control charges            -      137,904     1,519,000
                                         ----------   ----------   -----------
      Total operating income (loss)      $3,812,920   $2,398,147   $(1,141,914)
                                         ==========   ==========   ===========


22.  Selected Quarterly Financial Information (Unaudited)

                                       Year ended December 31, 2001
                         ---------------------------------------------------------
                                                             Net       Diluted Net
                                                            Income       Income
                           Revenues       Gross Profit      (Loss)      Per Share
                         ------------     ------------    ----------   -----------
      1/st/ Quarter       $12,828,926      $ 3,748,640      $301,878     $    0.01
      2/nd/ Quarter        13,041,613        3,894,378       358,350     $    0.01
      3/rd/ Quarter        10,965,189        2,826,506       (19,719)            -
      4/th/ Quarter        11,388,727        3,657,451       267,117     $    0.01
                         ------------     ------------    ----------
      Total               $48,224,455      $14,126,975      $907,626     $    0.04
                         ============     ============    ==========

                                        Year ended December 31, 2000
                         ----------------------------------------------------------
                                                             Net       Diluted Net
                                                            Income    Income (Loss)
                           Revenues       Gross Profit      (Loss)      Per Share
                         ------------     ------------    ----------  -------------
      1/st/ Quarter       $11,760,234      $ 3,534,957     $ 280,467     $    0.01
      2/nd/ Quarter        12,171,438        3,355,605       393,842     $    0.02
      3/rd/ Quarter        12,683,915        3,023,921       (83,577)            -
      4/th/ Quarter        11,387,637        2,971,697      (272,673)    $   (0.01)
                         ------------     ------------    ----------
      Total               $48,003,224      $12,886,180     $ 318,059     $    0.01
                         ============     ============    ==========

EXHIBIT INDEX

Exhibit
No.            Description
---            -----------

10.135 Amendment dated February 21, 2002 to Management Agreement between the Company and Mark Sport, Inc. and original Management Agreement dated February 1, 2000 to which the amendment relates.
10.136 Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.
10.137 Promissory Note between the Company and Vermont Mill Properties, Inc. dated February 22, 2002 in the amount of $228,671.
10.138 Extension dated February 6, 2002 of Equity Purchase Agreement between the Company and Fusion Capital Fund II, LLC.

11             Statement Re: Computation of Per Share Earnings

21             Subsidiaries of the Company

23.1           Consent of Grant Thornton LLP