Form 10-K/A
period 2001-12-31
MACE SECURITY INTERNATIONAL INC
filed 2002-04-12
CIK 912607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1
                               ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

                        Commission File number 0-22810
                                               -------

                       MACE SECURITY INTERNATIONAL, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    03-0311630
             --------                                    ----------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  1000 Crawford Place, Suite 400                           08054
  ------------------------------                           -----
      Mt. Laurel, New Jersey                             (Zip Code)
      ----------------------
      (Address of Principal
        Executive Offices)

                                (856) 778-2300
                                --------------
                          (Issuer's Telephone Number,
                             Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

     Title of Class: Common Stock, par value    $.01
     --------------

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The Registrant's net sales for 2001 were $48,224,455. As of March 6, 2002, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the closing sale price of $.91 on March 6, 2002, was approximately $13,651,000. As of March 6, 2002, the Registrant had 25,384,027 shares of common stock outstanding.

INDEX TO FORM 10-K/A - PART III

                                                                       Page
                                                                       ----

PART III - Item 10. Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a)
                    of the Exchange Act                                 1

           Item 11. Executive Compensation                              3

           Item 12. Security Ownership of Certain Beneficial Owners
                    and Management                                      7

           Item 13. Certain Relationships and Related Transactions      9

Explanatory Note

     This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This Annual Report on Form 10-K/A is being filed solely to amend and restate Items 10 through 13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was previously filed with the Commission.

Item 10.  Directors, Executive Officers of the Registrant.

                  Name                        Age                                 Position
                  ----                        ---                                 --------
Louis D. Paolino, Jr.....................      45        Chairman of the Board, President, and Chief Executive Officer

Robert M. Kramer.........................      49        Director, Chief Operating Officer, Executive Vice President,
                                                         General Counsel and Secretary

Gregory M. Krzemien......................      42        Chief Financial Officer and Treasurer

Ronald R. Pirollo........................      43        Chief Accounting Officer and Corporate Controller

Matthew J. Paolino.......................      37        Director and Vice President

Mark S. Alsentzer........................      47        Director

Jon E. Goodrich..........................      56        Director

Richard B. Muir..........................      46        Director

Constantine N. Papadakis, Ph.D...........      56        Director

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

     Mark S. Alsentzer has served as a director of the Company since December 1999. From December 1996 through the present, Mr. Alsentzer has been President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also serves as Director, and since January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. Mr. Alsentzer is 47 years old.

     Jon E. Goodrich has served as a director of the Company since November 1993. From January 2000 through the present, Mr. Goodrich has been President and owner of Mark Sport, Inc. (a security product company), Vermont Mill Properties (a real estate company), and Vermont Mill Plastics (a manufacturing company). From June 1987 through June 1995 and from January 1996 through March 1997, Mr. Goodrich was the Chairman of the Board of the Company. From June 1987 through January 1996 and from March 1997 through May 1999, Mr. Goodrich was President and Chief Executive Officer of the Company. From November 1985 through January 1997, Mr. Goodrich was Vice President of Gould & Goodrich Leather, Inc. (a leather products manufacturer). From November 1985 through January 1997, Mr. Goodrich was President of G&G Realty, Inc. (a real estate management company). Mr. Goodrich is 56 years old.

     Richard B. Muir has served as a director of the Company since December 1999. From 1998 through the present, Mr. Muir has been Vice Chairman of Price Legacy Corporation (a real estate investment trust), and President of its subsidiaries, Excel Legacy Corporation and Excel Legacy Holdings, Inc. (real estate development companies). From 1989 through May 1999, Mr. Muir was Executive Vice President and Secretary of New Plan Excel Realty Trust, Inc. (a real estate development company). Mr. Muir also serves as a director of Price Legacy Corporation, Excel Interfinancial Corporation and Warner Beck, Inc. (a securities broker/dealer firm). Mr. Muir is 46 years old.

     Constantine N. Papadakis, Ph.D. has served as a director of the Company since May 1999. From 1995 through the present, Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of the Philadelphia Stock Exchange. Dr. Papadakis is 56 years old.

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

     Based upon Mace's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2001 were made on a timely basis, except that a Form 4 relating to two Mace stock transactions in December 2001 for Mark Alsentzer was filed on February 8, 2002 rather than by January 10, 2002.

Item 11.  Executive Compensation.

     The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace's Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended December 31, 2001, 2000 and 1999.

                         SUMMARY COMPENSATION TABLE(1)

                                                                                          Long-Term
                                                        Annual Compensation              Compensation
                                                 -------------------------------     ------------------
                                                                                            Awards
                                   Fiscal Years                                           Securities
NAME AND                              ended                                               Underlying
PRINCIPAL POSITIONS                December 31       Salary ($)      Bonus ($)           Options (#)
-------------------                -----------       ----------     ----------           -----------
Louis D. Paolino, Jr.                     2001         $320,000             --                     --
   President, Chief Executive             2000         $320,001             --                 10,000
   Officer and Chairman of the            1999         $201,565             --                     --
   Board (2)

Robert M. Kramer                          2001         $137,500             --                100,000
   Executive Vice President,              2000         $125,000             --                 10,000
   General Counsel and                    1999         $ 76,953             --                237,209
   Secretary (3)

Gregory M. Krzemien                       2001         $121,000             --                100,000
   Chief Financial Officer and            2000         $110,001             --                     --
   Treasurer (3)                          1999         $ 67,723             --                125,000

Ronald R. Pirollo                         2001         $112,500             --                 60,000
   Chief Accounting Officer               2000         $ 91,845        $10,000                 10,000
   and Controller (3)                     1999         $ 38,854             --                 50,000

(1) The columns captioned "Annual Compensation - Other Annual Compensation," "Long-Term Compensation - Restricted Stock Awards," "LTIP Payouts," and "All Other Compensation" have been omitted because, in the first case, none of the Named Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because the Company (i) made no restricted stock awards, (ii) maintained no long-term incentive plan, and (iii) paid no other compensation to the Named Officers, in each case during the fiscal year ended December 31, 2001. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.
(2) Louis D. Paolino, Jr. has served as President and Chief Executive Officer since May 24, 1999 and Chairman of the Board since July 1, 1999.
(3) Employment commenced on March 26, 1999. A partial year's base compensation was paid in the fiscal year ended December 31, 1999.

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

     On October 18, 2000, Mace granted options to purchase 20,000 shares of Mace common stock at $1.2813 to each of Mace=s outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine Papadakis, for their service on the Board of Directors during 2000. Additionally, on October 18, 2000, Mace granted options to purchase 10,000 shares of Mace common stock at $1.2813 to each of Mace=s directors, Louis D. Paolino, Jr., Robert M. Kramer, Matthew J. Paolino, Jon E. Goodrich, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, for agreeing to serve on the Board of Directors for 2001.

Option and Warrant Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options to the Named Officers during the fiscal year ended December 31, 2001.

                     OPTION GRANTS IN LAST FISCAL YEAR (1)
                              (Individual Grants)

                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                        Annual Rates of Stock
                                                                                                       Price Appreciation for
                                                                                                             Option Term
                                                                                                      -------------------------

                                                   % of Total
                                 Number of          Options
                                 Securities        Granted to
                                 Underlying       Employees in       Exercise
                                  Options            Fiscal          Price Per       Expiration
Name                              Granted           Year (1)           Share            Date              5%            10%
-------------------------       ------------     --------------     -----------     ------------      ----------    -----------
Louis D. Paolino, Jr.....              -                -                   -               -                 -              -
Gregory M. Krzemien......        100,000 (2)         28.7%            $ .6875         3/30/11          $ 43,237      $ 109,570
Robert M. Kramer.........        100,000 (2)         28.7%            $ .6875         3/30/11          $ 43,237      $ 109,570
Ronald R. Pirollo........         60,000 (3)         17.2%            $ .6875         3/30/11          $ 25,942      $  65,730

(1) The Company granted options and warrants to employees to purchase a total of 348,500 shares of common stock during the fiscal year ended December 31, 2001. All of these grants were made at fair market value.
(2) Options to purchase 100,000 shares will vest at the rate of 25% every six months from March 30, 2001, the date of grant.
(3) Options to purchase 60,000 shares will vest at the rate of 25% every six months from March 30, 2001, the date of grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year

     The following table sets forth certain information regarding stock options of the Named Executive Officers during the fiscal year ended December 31, 2001 including the number and value of exercisable and unexercisable stock options as of December 31, 2001. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2001. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company's common stock on December 31, 2001, was $.86 per share.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                            YEAR-END OPTION VALUES

                                             Number of Securities                             Value of Unexercised
                                        Underlying Unexercised Options                            In-the-Money
                                            at Fiscal Year End 2001                         Options/SARs at Year End
                                  -------------------------------------------      ------------------------------------------
Name                                  Exercisable            Unexercisable             Exercisable           Unexercisable
------------------------------    -------------------     -------------------      -------------------    -------------------
Louis D. Paolino, Jr..........              10,000                       -                   $    -                $     -
Gregory M. Krzemien...........             120,737                 104,263                   $4,313                $12,938
Robert M. Kramer..............             146,629                 163,371                   $4,313                $12,938
Ronald R. Pirollo.............              56,250                  63,750                   $2,588                $ 7,763

Employment Agreements

     Louis D. Paolino, Jr., Employment Agreement

     Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a four-year employment agreement dated May 24, 1999. The principal terms of the employment agreement include: annual salary of $350,000; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three month period following a termination of employment; and a $7,000,000 payment in the event that Mr. Paolino's employment is terminated for any reason, except for death and disability. Other than options to purchase 10,000 shares of Mace common stock granted to Mr. Paolino and each of Mace's other directors on October 18, 2000, for agreeing to serve on the Board of Directors for 2001, Mace has not granted options to purchase Mace common stock to Louis D. Paolino, Jr., as compensation for his services to Mace, under his employment agreement or otherwise.

     Other Executive Employment Agreements

     Mace currently employs Robert M. Kramer, Gregory M. Krzemien, Ronald R. Pirollo and Matthew J. Paolino under four-year employment agreements dated March 26, 1999, expiring on March 26, 2003. Each employment agreement provides for annual salary, certain medical and other employee benefits, and a prohibition against competing with Mace during employment and for a three month period following a termination of employment. In addition, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $2.6875 per share that vest over a period of four years, except in the event of a change of control or employment termination without cause, in which case such options vest immediately. The table below discloses the current salary and initial option grants for these executive officers.

                                                                                                   Initial
                                                                                 Current           Option
     Name                            Office                                   Annual Salary         Grant
     ----                            ------                                   -------------        -------
     Robert M. Kramer                Chief Operating Officer,                      $156,250        200,000
                                     Executive Vice President,
                                     General Counsel, and Secretary

     Gregory M. Krzemien             Chief Financial Officer                       $135,500        125,000
                                     and Treasurer

     Ronald R. Pirollo               Chief Accounting Officer                      $118,500         50,000
                                     and Corporate Controller

     Matthew J. Paolino              Vice President                                $ 45,000        125,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following beneficial ownership table sets forth information as of March 31, 2002, regarding beneficial ownership of shares of Mace common stock by the following persons:

     . each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace's records or the records of the Securities and Exchange Commission;
     .    each director and director-nominee of Mace;
     .    each Named Executive Officer; and
     .    all directors and executive officers of Mace as a group.

     Unless otherwise indicated, to Mace's knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of March 31, 2002, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of                         Shares of Common         Percentage of
Beneficial Owner                              Stock Owned        Common Stock Owned (1)
----------------                              -----------        ----------------------
Louis D. Paolino, Jr...................       6,471,030  (2)             24.4%
  1000 Crawford Place, Suite 400
  Mt. Laurel, NJ 08054

Excel Legacy Holdings, Inc.............       3,812,500  (3)             15.0%
  16955 Via Del Campo
  San Diego, CA  92127

Mark S. Alsentzer......................       1,080,000  (4)              4.2%

Jon E. Goodrich........................         861,049  (5)              3.4%

Matthew J. Paolino.....................         524,078  (6)              2.1%

Robert M. Kramer.......................         404,883  (7)              1.6%

Gregory M. Krzemien....................         210,869  (8)               *

Ronald R. Pirollo......................          87,500  (9)               *

Constantine N. Papadakis, Ph.D.........          70,000 (10)               *

Richard B. Muir........................          33,000 (11)               *

All current directors and executive           9,742,409 (12)             35.7%
  officers as a group (9 persons)......

________________________________________________
*  Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 25,349,027 shares outstanding on March 31, 2002.
(2) Includes (i) warrants to acquire 1,136,364 shares, (ii) options to purchase 10,000 shares, and (iii) 1,162,750 shares for which Louis D. Paolino, Jr., has been granted irrevocable proxies to vote such shares. See "Irrevocable Proxies Granted to Louis D. Paolino, Jr." below.
(3) Includes (i) 3,500,000 shares and (ii) warrants to purchase 62,500 shares, all held by Millennia Car Wash LLC, a limited liability company wholly owned by Excel Legacy Holdings, Inc.
(4) Includes (i) warrants to purchase 50,000 shares and (ii) options to purchase 30,000 shares.
(5) Includes (i) options to purchase 10,000 shares and (ii) 15,500 shares held by Jon Goodrich's wife. Jon Goodrich disclaims beneficial ownership of the shares owned by his wife.
(6)  Includes options to purchase 120,369 shares.
(7) Includes (i) warrants to acquire 75,000 shares and (ii) options to purchase 190,234 shares.
(8)  Includes options to purchase 160,369 shares.
(9)  Includes options to purchase 77,500 shares.
(10) Represents options to purchase 70,000 shares.
(11) Includes options to purchase 30,000 shares.
(12) See Notes 2, 4, 5, 6, 7, 8, 9, 10 and 11 above.

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
                                             ---------

Item 13.  Certain Relationships and Related Transactions.

     In August 1999, the Company entered into a month-to-month lease arrangement with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., the Company's Chairman of the Board, Chief Executive Officer and President, for the Company's executive offices in Mt. Laurel, New Jersey. The lease arrangement provided for monthly rental payments of $10,000. This monthly lease payment was considered to be more favorable than could be obtained on the open market for similar facilities. Effective August 1, 2000, after a survey of local real estate market pricing and upon the approval of the Audit Committee, the Company entered into a five year lease with Bluepointe, Inc. which provides for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. The Company believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. The Company has also entered into a three year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in the Company's executive offices. The rental rates were based upon a third-party valuation of the furnishings, and the Company believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

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

     In February 2000, the Company entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Management Agreement was extended several times through amendments with the most recent through April 30, 2002. The Management Agreement requires Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through the term of the Management Agreement as extended. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Management Agreement. During the term of the Management Agreement, Mark Sport must operate the division in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owes the Company $126,847, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000.

     The Company's Security Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, which provides for monthly lease payments of $6,667 beginning November 15, 1999. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company. On February 25, 2002, the Company and Vermont Mill amended the lease. The original lease provided that Vermont Mill could increase the lease payment $0.50 per square foot upon demonstration that Vermont Mill had a higher paying third party tenant for the space occupied by the Company. The lease amendment clarifies that the Company occupies 44,000 square feet in Vermont Mill at a rental rate of $2.50 per square foot per year. The Company believes that the revised lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area.

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

       MACE SECURITY INTERNATIONAL, INC.

       By: /s/ Gregory M. Krzemien
           -----------------------
       Gregory M. Krzemien
       Chief Financial Officer and Treasurer

DATED the 12/th/ day of April, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                               Title                             Date
----                               -----                             ----

*                                  Chairman of the Board,            4/12/02
---------------------------------  Chief Executive Officer,
Louis D. Paolino, Jr.              President and Director
                                   (Principal Executive Officer)

*                                  Executive Vice President,         4/12/02
---------------------------------  Chief Operating Officer,
Robert M. Kramer                   General Counsel, Secretary
                                   and Director

/s/ Gregory M. Krzemien            Chief Financial Officer           4/12/02
---------------------------------  and Treasurer (Principal
Gregory M. Krzemien                Financial Officer)

*                                  Chief Accounting Officer and      4/12/02
---------------------------------  Corporate Controller (Principal
Ronald R. Pirollo                  Accounting Officer)

*                                  Vice President and Director       4/12/02
---------------------------------
Matthew J. Paolino

*                                  Director                          4/12/02
---------------------------------
Jon E. Goodrich

*                                  Director                          4/12/02
---------------------------------
Constantine N. Papadakis, Ph.D.

*                                  Director                          4/12/02
---------------------------------
Mark S. Alsentzer

*                                  Director                          4/12/02
---------------------------------
Richard B. Muir

* Gregory M. Krzemien, pursuant to a Power of Attorney executed by each of the directors and officers noted above and included in the signature page of the initial filing of this Annual Report, by signing his name hereto, does hereby sign and execute this Amendment No. 1 to Form 10-K Annual Report on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Amendment No. 1 to Form 10-K Annual Report on his own behalf in the capacities indicated.


/s/ Gregory M. Krzemien
--------------------------------
Gregory M. Krzemien