Form 10-Q
period 2002-03-31
MACE SECURITY INTERNATIONAL INC
filed 2002-05-10
CIK 912607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002           COMMISSION FILE NO. 0-22810

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 7, 2002, there were 25,349,027 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                        Mace Security International, Inc.

                                    Form 10-Q
                          Quarter Ended March 31, 2002

                                    Contents

                                                                                Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                     2

   Consolidated Balance Sheets - March 31, 2002 (Unaudited)                       2
         and December 31, 2001

   Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (Unaudited)                         4

   Consolidated Statement of Stockholders' Equity
         for the three months ended March 31, 2002 (Unaudited)                    5

   Consolidated Statements of Cash Flows for the
         three months ended March 31, 2002 and 2001 (Unaudited)                   6

   Notes to Consolidated Financial Statements (Unaudited)                         7

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       11

Item 3 -     Qualitative and Quantitative Disclosures about Market Risk          18

PART II - OTHER INFORMATION

Item 1 -     Not applicable                                                       -

Item 2 -     Not applicable                                                       -

Item 3 -     Not applicable                                                       -

Item 4 -     Not applicable                                                       -

Item 5 -     Not applicable                                                       -

Item 6 -     Exhibits and Reports on Form 8-K                                    18

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.

                           Consolidated Balance Sheets

                     (In thousands except share information)

                                                                           March 31,   December 31,
                                ASSETS                                       2002         2001
                                                                          -----------  -----------
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                             $   6,943    $   6,612
     Accounts receivable, less allowance for doubtful
        accounts of $179 and $178 in 2002 and 2001, respectively                 852        1,075
     Inventories                                                               2,301        2,275
     Deferred income taxes                                                       153          145
     Prepaid expenses and other current assets                                 2,177        2,218
                                                                           ---------    ---------
Total current assets                                                          12,426       12,325
Property and equipment:
     Land                                                                     32,592       32,592
     Buildings and leasehold improvements                                     36,347       36,315
     Machinery and equipment                                                   8,878        8,776
     Furniture and fixtures                                                      442          431
                                                                           ---------    ---------
Total property and equipment                                                  78,259       78,114
Accumulated depreciation and amortization                                     (7,683)      (7,204)
                                                                            ---------    ---------
Total property and equipment, net of accumulated depreciation
     and amortization                                                         70,576       70,910

Excess of cost over net assets of acquired businesses, net of
     accumulated amortization of $2,031                                       20,139       20,139

Other intangible assets, net of accumulated amortization
     of $1,392 and $1,384 in 2002 and 2001, respectively                         918          993

Other assets                                                                     293          303
                                                                           ---------    ---------
Total assets                                                               $ 104,352    $ 104,670
                                                                           =========    =========

                            See accompanying notes.

                                                                       March 31,   December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                     2002         2001
                                                                      -----------  ------------
                                                                      (Unaudited)
Current liabilities:
    Current portion of long-term debt and capital lease obligations   $    6,756     $    2,514
    Accounts payable                                                       1,987          2,446
    Income taxes payable                                                     235            174
    Deferred revenue                                                         216            257
    Accrued expenses and other current liabilities                         1,967          2,125
                                                                      ----------     ----------
Total current liabilities                                                 11,161          7,516


Deferred income taxes                                                        905            638
Long-term debt, net of current portion                                    26,806         31,570
Capital lease obligations, net of current portion                            233            265
Other liabilities                                                            825            825


Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                    -              -
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 25,349,027 and
       25,428,427 in 2002 and 2001, respectively                             253            254

    Additional paid-in capital                                            69,897         69,977

    Accumulated deficit                                                   (5,728)        (6,375)
                                                                      ----------     ----------
Total stockholders' equity                                                64,422         63,856
                                                                      ----------     ----------
Total liabilities and stockholders' equity                            $  104,352     $  104,670
                                                                      ==========     ==========

                            See accompanying notes.

                       Mace Security International, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                    (In thousands except share information)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
Revenues:
   Car wash and detailing services                                            $      9,966    $     10,614
   Lube and other automotive services                                                1,035           1,206
   Fuel and merchandise sales                                                          695             949
   Operating agreements                                                                 60              60
                                                                              ------------    ------------
                                                                                    11,756          12,829
Cost of revenues:
   Car wash and detailing services                                                   6,526           7,326
   Lube and other automotive services                                                  789             898
   Fuel and merchandise sales                                                          601             856
                                                                              ------------    ------------
                                                                                     7,916           9,080

Selling, general and administrative expenses                                         1,793           1,838
Depreciation and amortization                                                          472             675
                                                                              ------------    ------------

Operating income                                                                     1,575           1,236

Interest expense, net                                                                 (563)           (819)
Other income                                                                            66              63
                                                                              ------------    ------------
Income before income taxes                                                           1,078             480

Income tax expense                                                                     388             178
                                                                              ------------    ------------

Income before cumulative effect of a change in accounting principle           $        690    $        302

Cumulative effect of a change in accounting principle, net of tax                       43               -
                                                                              ------------    ------------
Net income                                                                    $        647    $        302
                                                                              ============    ============

Per share of common stock:
Basic income before cumulative effect of a change in accounting principle     $       0.03    $       0.01
Cumulative effect of a change in accounting principle, net of tax                        -               -
                                                                              ------------    ------------

Basic net income                                                              $       0.03    $       0.01
                                                                              ============    ============

Diluted income before cumulative effect of a change in accounting principle   $       0.03    $       0.01

Cumulative effect of a change in accounting principle, net of tax                        -               -
                                                                              ------------    ------------

Diluted net income                                                            $       0.03    $       0.01
                                                                              ============    ============

Weighted average shares outstanding:
Basic                                                                           25,386,754      25,485,313
Diluted                                                                         25,436,763      25,485,836

                             See accompanying notes.

                        Mace Security International, Inc.

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)


                                      Number of       Par Value        Additional
                                        Common        of Common         Paid-in          Accumulated
                                        Shares          Stock           Capital            Deficit            Total
                                    -------------   -------------   ----------------   --------------    --------------
Balance at December 31, 2001......     25,428,427    $        254    $        69,977    $      (6,375)    $      63,856

Shares purchased and retired......        (79,400)             (1)               (80)                               (81)

Net income........................                                                                647               647
                                    -------------   -------------   ----------------   --------------    --------------

Balance at March 31, 2002.........     25,349,027    $        253    $        69,897    $      (5,728)    $      64,422
                                    =============   =============   ================   ==============    ==============


                            See accompanying notes.

                        Mace Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                 (In thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                                2002       2001
                                                             -------    -------

Operating activities

Net income                                                   $   647    $   302
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                               472        675
     Deferred income taxes                                       259        144
     Non-cash charge due to change in accounting principle        67          -
     Changes in operating assets and liabilities:
        Accounts receivable                                       28        (72)
        Inventories                                              (50)        36
        Accounts payable                                        (482)      (182)
        Deferred revenue                                         (48)      (136)
        Accrued expenses                                        (154)         1
        Income taxes                                              62        (30)
        Prepaid expenses and other assets                        308         43
                                                             -------    -------
Net cash provided by operating activities                      1,109        781

Investing activities

Purchase of property and equipment                              (133)      (247)
Proceeds from sale of property and equipment                       -        466
Payments for intangibles                                           -         (3)
Deposits and other prepaid costs on future acquisitions          (10)        (7)
                                                             -------    -------
Net cash (used in) provided by investing activities             (143)       209

Financing activities

Payments on long-term debt and capital lease obligations        (554)      (421)
Payments to purchase stock                                       (81)        (2)
                                                             -------    -------
Net cash used in financing activities                           (635)      (423)
                                                             -------    -------
Net increase in cash and cash equivalents                        331        567
Cash and cash equivalents at beginning of period               6,612      4,838
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 6,943    $ 5,405
                                                             =======    =======

                            See accompanying notes.

                        Mace Security International, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Significant Accounting Policies

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:


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

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001. This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The Company has not yet determined the effect of these new impairment tests related to goodwill on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

3.  Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." In connection with the adoption, we discontinued approximately $886,000 in annual amortization of goodwill. SFAS 142 also requires companies to test intangibles for impairment on an annual basis. During the first quarter, the Company performed its first phase of testing under SFAS 142 pertaining to its evaluation of intangible assets determined to have indefinite useful lives, and determined that there was an impairment issue with certain trademarks relative to our security products segment. The fair values of the trademarks were determined using a royalty savings approach, discounted at appropriate risk-adjusted rates, which yielded results consistent with available market-approach data. The impairment of $43,000, net of tax, was recorded as a cumulative effect of a change in accounting principle at March 31, 2002. The Company has not yet determined the financial impact, if any, that the impairment provisions of SFAS 142 as it pertains to goodwill will have on its consolidated financial statements. As provided under SFAS 142, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS 142 as if it were adopted on January 1, 2001 (in thousands except earnings per share):

                                                            Three Months Ended
                                                                  March 31,
                                                      ----------------------------------
                                                          2002              2001
                                                      ---------------    ---------------
    Net income, as reported                           $          647     $          302
    Add back: amortization expense, net of tax                     -     $          139
                                                      ---------------    ---------------

    Adjusted net income                               $          647     $          441
                                                      ===============    ===============

    Basic earnings per common share:

       As reported                                    $         0.03     $         0.01
       Adjusted                                       $         0.03     $         0.02

    Diluted earnings per common share:

       As reported                                    $         0.03     $         0.01
       Adjusted                                       $         0.03     $         0.02

4.  Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                                March 31, 2002                      January 1, 2002
                                                      ----------------------------------   -------------------------------
                                                         Gross                                  Gross
                                                        Carrying              Accum.          Carrying          Accum.
                                                         Amount               Amort.            Amount          Amort.
                                                      ---------------    ---------------   --------------   --------------
    Amortized intangible assets:
       Deferred financing costs                       $          359     $          112    $         359    $         104
    Non-amortized intangible assets:
       Trademarks - security products segment         $        1,835     $        1,270    $       1,902    $       1,270
       Service mark - car care segment                $          116     $           10    $         116    $          10
                                                      ---------------    ---------------   --------------   --------------
    Total non-amortized intangible assets             $        1,951     $        1,280    $       2,018    $       1,280

                                                      ---------------    ---------------   --------------   --------------
    Total intangible assets                           $        2,310     $        1,392    $       2,377    $       1,384
                                                      ===============    ===============   ==============   ==============

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                     2002       $25

                                     2003        19

                                     2004        18

                                     2005        18

                                     2006        18

5.  Business Combinations

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; seven facilities were subsequently divested. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

On August 28, 2001, the Company sold, through a wholly owned subsidiary, substantially all of the assets of Gabe's Plaza Car Wash in Morrisville, Pennsylvania. The Company received an aggregate cash sales price of $1.2 million, $315,000 of which was utilized to pay off a promissory note.

6.  Operating Agreement

The Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation. Mark Sport is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended through April 30, 2002, as provided for in the original Management Agreement. In exchange, Mark Sport pays the Company $20,000 per month through the term of the Management Agreement as extended. Additionally, Mark Sport must pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport was required to operate the division in substantially the same manner as it has been operated prior to the Management Agreement. On April 30, 2002, the Management Agreement with Mark Sport expired. The Company is currently integrating the Security Products Division into the Company's operations and will begin reporting the financial results of this division during the second quarter of 2002.

7.  Commitments and Contingencies

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

Financial information regarding the Car Care and Security Products segments is as follows:

                                                                       Car               Security
                                                                       Care              Products
                                                                  ---------------    ---------------
                                                                           (In Thousands)
                     Three months ended March 31, 2002
                     Revenues from external customers             $      11,696      $          60
                     Intersegment revenues                                    -                  -
                     Segment income (loss)                        $         652      $          (5)
                     Segment assets                               $     100,827      $       3,525
                     Three months ended March 31, 2001
                     Revenues from external customers             $      12,769      $          60
                     Intersegment revenues                                    -                  -
                     Segment income                               $         264      $          38

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

10. Income Taxes

The Company recorded a tax expense of $388,000 for the three months ended March 31, 2002. Tax expense reflects the recording of income taxes at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       Three Months Ended
                                                                             ---------------------------------------
                                                                                 3/31/02               3/31/01
                                                                             -----------------     -----------------
                     Numerator:
                        Net income (in thousands).......................      $           647       $           302
                                                                             =================     =================
                     Denominator:
                        Denominator for basic income
                          per share - weighted average shares...........           25,386,754            25,485,313
                        Dilutive effect of options and warrants.........               50,009                   523
                                                                             -----------------     -----------------
                        Denominator for diluted income
                          per share - weighted average shares...........           25,436,763            25,485,836
                                                                             =================     =================
                     Basic income per share.............................      $          0.03       $          0.01
                                                                             =================     =================
                     Diluted income per share...........................      $          0.03       $          0.01
                                                                             =================      ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

Forward Looking Statements

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such Risk Factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Risk Factors described below that could cause actual results to differ from our expectations. The Forward Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

                                  Introduction

Revenues

    Car Care Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2002 for the car care segment were comprised of approximately 85% car wash and detailing, 9% lube and other automotive services, 6% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, we believe that the geographic diversity of our operating locations minimizes weather-related influence on our volume.

    Security Products

The Company was paid $20,000 per month under a Management Agreement which allowed Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Security Products segment. Total revenues under the Management Agreement were $60,000 for the three months ending March 31, 2002.

Cost of Revenues

    Car Care Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

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

At March 31, 2002, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $10,000. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight- line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight line method. In 2001 goodwill was amortized on a straight-line basis over 25 years. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets, namely trademarks, determined to have indefinite useful lives.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                  2002               2001
                                                                              ------------      -----------
          Revenues                                                                100.0%            100.0%
          Cost of revenues                                                         67.3              70.8
          Selling, general and administrative expenses                             15.3              14.3
          Depreciation and amortization                                             4.0               5.3
                                                                              ------------      -----------
          Operating income                                                         13.4               9.6
          Interest expense, net                                                    (4.8)             (6.3)
          Other income                                                              0.6               0.5
                                                                              ------------      -----------
          Income before income taxes                                                9.2               3.8
          Income tax expense                                                        3.3               1.4
                                                                              ------------      -----------
          Income before cumulative effect of a change in accounting                 5.9               2.4
          principle
          Cumulative effect of a change in accounting principle, net of tax         0.4                 -
                                                                              ------------      -----------
          Net income                                                                5.5%              2.4%
                                                                              ============      ===========


Liquidity and Capital Resources

Our business requires substantial amounts of capital, most notably to pursue our acquisition strategies and for equipment purchases and upgrades. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock as the market price of the Company's stock improves.

As of March 31, 2002, we had working capital of approximately $1.3 million and cash and cash equivalents of $6.9 million. Working capital was $4.8 million at December 31, 2001. The decrease in working capital at March 31, 2002 is primarily attributable to the reclass of approximately $4.7 million of 15 year amortizing loans from long term to current liabilities as a result of such loans being due in February 2003. The Company intends to renew these loans with the current lender. For the three months ended March 31, 2002, net cash provided by operations was approximately $1.1 million, net cash used in financing activities was approximately $635,000 and net cash used in investing activities was approximately $143,000 resulting in an increase in cash and cash equivalents for the quarter of approximately $331,000. Capital expended during the period included approximately $133,000 for the purchase of operating equipment.

We estimate aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $500,000 for the remainder of the year ending December 31, 2002.

At March 31, 2002, we had borrowings of approximately $33.8 million. We had two letters of credit outstanding at March 31, 2002, totaling $625,000 as collateral relating to worker compensation insurance policies. We do not have a revolving credit facility.

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

         Results of Operations for the Three Months Ended March 31, 2002
                Compared to the Three Months Ended March 31, 2001

Revenues

   Car Care Services

Revenues for the three months ended March 31, 2002 were $11.7 million as compared to $12.8 million for the three months ended March 31, 2001, a decrease of $1.1 million or 8.4%. Of the $1.1 million decrease, approximately $648,000 was from wash and detail services, $171,000 was from lube and other automotive services, $254,000 was from fuel and merchandise sales. Of the $11.7 million of revenues for the three months ended March 31, 2002, $10.0 million or 85% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $700,000 or 6% from fuel and merchandise sales. Of the $12.8 million of revenues for the three months ended March 31, 2001, $10.6 million or 83% was generated from car wash and detailing, $1.2 million or 9% from lube and other automotive services, and $1.0 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow in 2002. This decline in revenues was partially offset by internal growth through a continued aggressive focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenues per car by 2.8% or $.37 to $13.71 in 2002, from $13.34 per car in the first quarter of 2001. As to the decline in lube and other automotive services, we discontinued the practice of providing a free wash to lube customers resulting in decreased lube revenues but improved overall site gross margin performance. The decline in fuel and merchandise gross revenues is the result of instituting certain minimum sale margin criteria which reduced gross fuel sales and the sale of certain low margin merchandise.

   Security Products

During the three months ended March 31, 2002 and 2001, pursuant to a Management Agreement, the Company was paid $60,000. This amount is included under revenues from operating agreements.

Cost of Revenues

   Car Care Services

Cost of revenues for the three months ended March 31, 2002 were $7.9 million or 68% of revenues with car washing and detailing costs at 65% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the three months ended March 31, 2001 were $9.1 million, or 71% of revenues. With our increase in average wash and detailing revenues per car in 2002 and our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we achieved improved wash and detailing gross margins in 2002. We reduced our direct labor costs as a percent of wash and detail revenues to 44.9% in 2002 as compared to 46.3% in the first three months of 2001.

   Security Products

During the first quarter of 2002 and 2001, pursuant to a Management Agreement, no costs were incurred by us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 were $1.79 million compared to $1.84 million for the same period in 2001, a decrease of approximately $45,000 or 2%. SG&A costs as a percent of revenues were 15.3% for the three months ended March 31, 2002 as compared to 14.3% in the first quarter of 2001. The decrease in SG&A costs is primarily the result of a decrease in administrative salaries and certain office costs partially offset by an increase in insurance costs and business taxes.

Depreciation and Amortization

Depreciation and amortization totaled $472,000 for the three months ended March 31, 2002 as compared to $675,000 for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2002, was $563,000 compared to $819,000 for the three months ended March 31, 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income and Expense

Other income for the three months ended March 31, 2002 was $66,000 compared to $63,000 for the three months ended March 31, 2001.

Income Taxes

We recorded a tax expense of $388,000 for the three months ended March 31, 2002. Tax expense reflects the recording of income taxes at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

                                  Risk Factors

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

     We have reported net losses in the past. We have reported net losses and working capital deficits in the past, and we have expended substantial funds for acquisitions and equipment. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. If our results are not sufficient to maintain the required ratios, we would be in default of our loan agreements. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. Although we have not yet determined the full effect of these new impairment tests, future charges to our consolidated statement of operations could result should impairment losses be identified.

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

     Our car wash and car care services operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2001 as reported by our Form 10-K for the year ended December 31, 2001.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None.

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

                      Mace Security International, Inc.

                      BY:    /s/ Louis D. Paolino, Jr.
                           --------------------------------------------
                             Louis D. Paolino, Jr., Chairman, Chief Executive
                             Officer and President

                      BY:    /s/ Gregory M. Krzemien
                           ----------------------------------------
                             Gregory M. Krzemien, Chief Financial Officer

                      BY:    /s/ Ronald R. Pirollo
                           ----------------------------------------------
                             Ronald R. Pirollo, Controller (Principal Accounting
                             Officer)


DATE:   May 10, 2002