Form 10-Q
period 2002-06-30
MACE SECURITY INTERNATIONAL INC
filed 2002-08-14
CIK 912607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED JUNE 30, 2002            COMMISSION FILE NO. 0-22810


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

As of August 9, 2002, there were 25,349,027 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

                        Mace Security International, Inc.

                                    Form 10-Q
                           Quarter Ended June 30, 2002

                                    Contents

                                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                               2

   Consolidated Balance Sheets - June 30, 2002 (Unaudited)
         and December 31, 2001                                                              2

   Consolidated Statements of Operations for the three
         months ended June 30, 2002 and 2001 (Unaudited)                                    4

   Consolidated Statements of Operations for the six months
         ended June 30, 2002 and 2001 (Unaudited)                                           5

   Consolidated Statement of Stockholders' Equity

         for the six months ended June 30, 2002 (Unaudited)                                 6

   Consolidated Statements of Cash Flows for the

         six months ended June 30, 2002 and 2001 (Unaudited)                                7

   Notes to Consolidated Financial Statements (Unaudited)                                   8

Item 2 -     Management's Discussion and Analysis of

             Financial Condition and Results of Operations                                 14

Item 3 -     Qualitative and Quantitative Disclosures about Market Risk                    24

PART II - OTHER INFORMATION

Item 1 -     Not applicable                                                                -

Item 2 -     Not applicable                                                                -

Item 3 -     Not applicable                                                                -

Item 4 -     Not applicable                                                                -

Item 5 -     Not applicable                                                                -

Item 6 -     Exhibits and Reports on Form 8-K                                              25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.

                           Consolidated Balance Sheets

                     (In thousands except share information)


                                                                               June 30,          December 31,
                                     ASSETS                                      2002                2001
                                                                             ------------      ---------------
                                                                              (Unaudited)

      Current assets:
          Cash and cash equivalents                                            $  7,605           $    6,612
          Accounts receivable, less allowance for doubtful
             accounts of $213 and $178 in 2002 and 2001, respectively               719                1,075
          Inventories                                                             2,373                2,275
          Deferred income taxes                                                     152                  145
          Prepaid expenses and other current assets                               1,709                2,218
                                                                             ------------      ---------------
      Total current assets                                                       12,558               12,325

      Property and equipment:
          Land                                                                   32,029               32,592
          Buildings and leasehold improvements                                   36,637               36,315
          Machinery and equipment                                                 9,138                8,776
          Furniture and fixtures                                                    444                  431
                                                                             ------------      ---------------
      Total property and equipment                                               78,248               78,114
      Accumulated depreciation and amortization                                  (8,178)              (7,204)
                                                                             ------------      ---------------
      Total property and equipment, net of accumulated depreciation
          and amortization                                                       70,070               70,910
      Goodwill, net of accumulated amortization of $2,031                        20,139               20,139
      Other intangible assets, net of accumulated amortization
          of $1,397 and $1,384 in 2002 and 2001, respectively                       915                  993
      Other assets                                                                  305                  303
                                                                             ------------      ---------------
      Total assets                                                             $103,987              $104,670
                                                                             ============      ===============


                             See accompanying notes.


                                                                             June 30,          December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                           2002                2001
                                                                         --------------    -------------------
                                                                           (Unaudited)
Current liabilities:
    Current portion of long term debt and capital lease obligations       $      6,787      $        2,514
    Accounts payable                                                             1,830               2,446
    Income taxes payable                                                            85                 174
    Deferred revenue                                                               214                 257
    Accrued expenses and other current liabilities                               2,138               2,125
                                                                         --------------    -------------------
Total current liabilities                                                       11,054               7,516
Deferred income taxes                                                            1,125                 638
Long term debt, net of current portion                                          26,670              31,570
Capital lease obligations, net of current portion                                  359                 265
Other liabilities                                                                    -                 825
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares   10,000,000
       Issued and outstanding shares   none                                          -                   -
    Common stock, $.01 par value:
       Authorized shares   100,000,000
       Issued and outstanding shares of 25,349,027 and 25,428,427 in
       2002 and 2001, respectively                                                 253                 254
    Additional paid in capital                                                  69,897              69,977
    Accumulated deficit                                                         (5,371)             (6,375)
                                                                         --------------    -------------------
Total stockholders' equity                                                      64,779              63,856
                                                                         --------------    -------------------
Total liabilities and stockholders' equity                                $    103,987      $      104,670
                                                                         ==============    ===================

                             See accompanying notes.

                        Mace Security International, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                       2002                2001
                                                                                  ---------------    ---------------

Revenues:
    Car wash and detailing services                                               $         9,556       $    10,761
    Lube and other automotive services                                                      1,007             1,156
    Fuel and merchandise sales                                                                873             1,065
    Security products sales                                                                   397                 -
    Operating agreements                                                                       20                60
                                                                                  ---------------    ---------------
                                                                                           11,853            13,042
Cost of revenues:
    Car wash and detailing services                                                         6,460             7,320
    Lube and other automotive services                                                        833               887
    Fuel and merchandise sales                                                                754               940
    Security products sales                                                                   225                 -
                                                                                  ---------------    ---------------
                                                                                            8,272             9,147

Selling, general and administrative expenses                                                2,042             1,919
Depreciation and amortization                                                                 510               678
Costs of terminated acquisitions                                                                                 74
                                                                                  ---------------    ---------------

Operating income                                                                            1,029             1,224

Interest expense, net                                                                        (553)             (733)
Other income                                                                                   82                77
                                                                                  ---------------    ---------------
Income before income taxes                                                                    558               568

Income tax expense                                                                            201               210
                                                                                  ---------------    ---------------
Net income                                                                        $           357       $       358
                                                                                  ===============    ===============
Per share of common stock:

Basic                                                                             $          0.01       $      0.01
                                                                                  ===============    ===============

Diluted                                                                           $          0.01       $      0.01
                                                                                  ===============   ================
Weighted average shares outstanding:
Basic                                                                                  25,349,027        25,452,935
Diluted                                                                                25,423,145        25,511,346


                             See accompanying notes.

                        Mace Security International, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                      (In thousands except share information)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               ---------------------------------------
                                                                                       2002              2001
                                                                               -------------------  ------------------

Revenues:
    Car wash and detailing services                                               $        19,522    $       21,375
    Lube and other automotive services                                                      2,043             2,362
    Fuel and merchandise sales                                                              1,568             2,014
    Security products sales                                                                   397                 -
    Operating agreements                                                                       80               120
                                                                               -------------------  ------------------
                                                                                           23,610            25,871
Cost of revenues:
    Car wash and detailing services                                                        12,986            14,646
    Lube and other automotive services                                                      1,622             1,786
    Fuel and merchandise sales                                                              1,355             1,796
    Security products sales                                                                   225                 -
                                                                               -------------------  ------------------
                                                                                           16,188            18,228

Selling, general and administrative expenses                                                3,835             3,757
Depreciation and amortization                                                                 982             1,353
Cost of terminated acquisitions                                                                 -                74
                                                                               -------------------  ------------------
Operating income                                                                            2,605             2,459

Interest expense, net                                                                      (1,116)           (1,551)
Other income                                                                                  147               140
                                                                               -------------------  ------------------
Income before income taxes and cumulative effect of a change
    in accounting principle                                                                 1,636             1,048
Income tax expense                                                                            589               388
                                                                               -------------------  ------------------
Income before cumulative effect of a change in accounting principle                         1,047               660

Cumulative effect of a change in accounting principle, net of tax                              43                 -
                                                                               -------------------  ------------------
Net income                                                                        $         1,004    $          660
                                                                               ===================  ==================
Per share of common stock:
Basic income before cumulative effect of a change in accounting principle         $          0.04    $         0.03
Cumulative effect of a change in accounting principle, net of tax                               -                 -
                                                                               -------------------  ------------------
Basic net income                                                                  $          0.04    $         0.03
                                                                               ===================  ==================
Diluted income before cumulative effect of a change in accounting principle       $          0.04    $         0.03
Cumulative effect of a change in accounting principle, net of tax                               -                 -
                                                                               -------------------  ------------------
Diluted net income                                                                $          0.04    $         0.03
                                                                               ===================  ==================
Weighted average shares outstanding:
Basic                                                                                  25,367,786        25,469,035
Diluted                                                                                25,430,189        25,498,502


                             See accompanying notes.

                        Mace Security International, Inc.

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)

                                        Number of     Par Value       Additional
                                         Common       of Common         Paid-in         Accumulated
                                         Shares         Stock           Capital            Deficit            Total
                                      ------------ --------------  ----------------   ---------------   ---------------

Balance at December 31, 2001           25,428,427   $        254    $       69,977     $      (6,375)    $      63,856
Shares purchased and retired              (79,400)            (1)              (80)                                (81)
Net income                                                                                     1,004             1,004
                                      ------------ --------------  ----------------   ---------------   ---------------
Balance at June 30, 2002               25,349,027   $        253    $       69,897     $      (5,371)    $      64,779
                                      ============ ==============  ================   ===============   ===============

                            See accompanying notes.

                        Mace Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                                              Six Months Ended
                                                                                                 June 30,
                                                                                  -------------------------------------
                                                                                        2002                  2001
                                                                                  --------------           ------------

Operating activities
Net income                                                                         $      1,004             $     660
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        982                 1,353
       Provision for losses on receivables                                                   32                    20
       Deferred income taxes                                                                479                   314
       Non-cash charge due to change in accounting principle                                 67                     -
       Changes in operating assets and liabilities:
          Accounts receivable                                                               103                  (145)
          Inventories                                                                      (110)                   54
          Accounts payable                                                                 (569)                 (847)
          Deferred revenue                                                                  (39)                 (172)
          Accrued expenses                                                                    4                   (79)
          Income taxes                                                                      (89)                 (112)
          Prepaid expenses and other assets                                                 603                   486
                                                                                  --------------           ------------
Net cash provided by operating activities                                                 2,467                 1,532
Investing activities
Purchase of property and equipment                                                         (310)                 (443)
Proceeds from sale of property and equipment                                                  -                   466
Payments for intangibles                                                                     (2)                   (3)
Deposits and other prepaid costs on future acquisitions                                     (14)                  (32)
                                                                                  --------------           ------------
Net cash used in investing activities                                                      (326)                  (12)
Financing activities
Payments on long-term debt and capital lease obligations                                 (1,067)               (1,047)
Payments to purchase stock                                                                  (81)                  (87)
                                                                                  --------------           ------------
Net cash used in financing activities                                                    (1,148)               (1,134)
                                                                                  --------------           ------------
Net increase in cash and cash equivalents                                                   993                   386
Cash and cash equivalents at beginning of period                                          6,612                 4,838
                                                                                  --------------           ------------
Cash and cash equivalents at end of period                                         $      7,605            $    5,224
                                                                                  ==============           ============

                             See accompanying notes.

                        Mace Security International, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

..      All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

..      Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

..      Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.

..      Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

..      Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

..      All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001. This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The first step of the goodwill transitional impairment testing was completed during the second quarter of 2002 and as of December 31, 2001, the transition date (See Note 3, Change in Accounting Principle).

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

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS 142 as if it were adopted on January 1, 2001 (in thousands except earnings per share):


                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                    ----------------------------------   -------------------------------
                                                         2002               2001              2002             2001
                                                    ---------------    ---------------   --------------    -------------

   Net income, as reported                          $           357    $           358   $        1,004    $         660
   Add back: amortization expense, net of tax                     -    $           140                -    $         280
                                                    ---------------    ---------------   --------------    -------------
   Pro forma net income                             $           357    $           498   $        1,004    $         940
                                                    ===============    ===============   ==============    =============
   Basic earnings per common share:
      As reported                                   $          0.01    $          0.01   $         0.04    $        0.03
      Pro forma                                     $          0.01    $          0.02   $         0.04    $        0.04
   Diluted earnings per common share:
      As reported                                   $          0.01    $          0.01   $         0.04    $        0.03
      Pro forma                                     $          0.01    $          0.02   $         0.04    $        0.04

Under the provisions of SFAS 142, the Company is also required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. In performing the first step of the transitional testing, we determined our reporting units and estimated the fair values of the reporting units using a discounted cash flow model. The Company engaged an independent appraisal firm to derive appropriate discount rates for each reporting unit using the weighted average cost of capital technique to utilize in the Company's discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations of each of the reporting units. We compared the fair value of each reporting unit to its respective carrying value, including related goodwill. As of December 31, 2001, the transition date, it was determined through the first step of the transitional test, that there is potential impairment in the Arizona reporting unit of $5.3 million and in the truck wash reporting unit of $670,000. Additionally, it was determined that there is a potential impairment in the Northeast reporting unit of $1.1 million. Because the carrying values of the net assets of each of these reporting units (including goodwill) exceed the respective fair values of the reporting units, the second step of the transitional goodwill impairment test must be completed to determine the amount of the impairment. We must complete the second step no later than by the end of December 31, 2002, but we anticipate completing that step during the third quarter of 2002. In no event will the impairment of these reporting units exceed $12.5 million, which is the amount of goodwill assigned to these reporting units.

4.     Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                              June 30, 2002                      January 1, 2002
                                                    ----------------------------------   -------------------------------
                                                         Gross                                Gross
                                                        Carrying            Accum.           Carrying          Accum.
                                                         Amount             Amort.            Amount           Amort.
                                                    ---------------    ---------------   -------------    --------------

   Amortized intangible assets:
      Deferred financing costs                      $           361    $           117   $         359    $          104
   Non-amortized intangible assets:
      Trademarks - security products segment        $         1,835    $         1,270   $       1,902    $        1,270
      Service mark - car care segment               $           116    $            10   $         116    $           10
                                                    ---------------    ---------------   -------------    --------------
   Total non-amortized intangible assets            $         1,951    $         1,280   $       2,018    $        1,280

                                                    ---------------    ---------------   -------------    --------------
   Total intangible assets                          $         2,312    $         1,397   $       2,377    $        1,384
                                                    ===============    ===============   =============    ==============


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                     2002  $25
                                     2003   19
                                     2004   18
                                     2005   18
                                     2006   18

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

6.   Operating Agreement

The Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation. Mark Sport is controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Agreement was extended through April 30, 2002. In exchange, Mark Sport paid the Company $20,000 per month through the term of the Management Agreement as extended. Additionally, Mark Sport was required to pay the Company an amount equal to the amortization and depreciation on the assets of the division at the end of the term of the Agreement. During the term of the Agreement, Mark Sport was required to operate the division in substantially the same manner as it was operated prior to the Management Agreement. On April 30, 2002, the Management Agreement with Mark Sport expired. The Company is currently operating the Security Products Division. Accordingly, the results of operations of the Security Products Division from May 1, 2002 through June 30, 2002 are included in the consolidated statements of operations for the three and six months ended June 30, 2002 (See
Note 11, Related Party Transactions).

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

In 2000, the Company was named as a defendant in a suit filed in the United States District Court for the District of Colorado by Robert Rifkin. The suit alleges that the Company and its transfer agent delayed in the removal of a restrictive legend from certain shares of Company common stock owned by the plaintiff, and that the delay caused the plaintiff to incur a loss in excess of $335,000. Though the outcome of litigation is always uncertain, the Company believes that there was no delay in the removal of the legend on the shares.

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the state of New York against LTV Networks, Inc., to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The counterclaims allege that the Company had agreed to lend LTV $500,000 and that LTV has been damaged in the amount of $10 million because the Company only lent $100,000 to LTV. The parties are presently completing discovery and depositions. Though the outcome of litigation is always uncertain, the Company currently believes that the counterclaims are without merit and expects to obtain a judgement and collect on the note.

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

In May 2002, the Company was named as one of three defendants in a suit filed by Timothy Gamradt and Carla Gamradt in the United States District Court for the District of Minnesota. The litigation alleges that the plaintiffs are entitled to damages against the Company due to injuries allegedly sustained by Mr. Gamradt when a pyrotechnic smoke device known as the "Black Smoke Device" was discharged by Mr. Gamradt's superior during a training exercise at a federal prison facility at which Mr. Gamradt was employed as a guard. Mr. Gamradt alleges that when the device was activated, he suffered injuries to his lungs. We have forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

In July 2002, the Company and its former president, Jon Goodrich, were named as defendants in a lawsuit in the Supreme Court of New York County of the state of New York filed by Armor Holdings, et al. The suit alleges that the Company and Mr. Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company's then lines of business to the plaintiffs. The suit also alleges that the Company violated a right of first refusal on sale granted to plaintiffs, when the Company entered into a Management Agreement with Mark Sport, Inc., to operate the Company's Security Products Division. Though the outcome of litigation is always uncertain, the Company believes that all of the claims are without merit, and will be defending the suit.

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

8.   Business Segments Information

The Company currently operates in two segments: the Car Care segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales; and the Security Products segment. From January 1, 2000 through April 30, 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon
E. Goodrich, a director of the Company, operated the Company's Security Products Division. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Division.

Financial information regarding the Car Care and Security Products segments is as follows:


                                                                       Car              Security
                                                                       Care             Products
                                                                  -------------      -------------
                                                                           (In Thousands)

           Three months ended June 30, 2002
           Revenues from external customers                       $      11,436      $         417
           Intersegment revenues                                              -                  -
           Segment income (loss)                                  $         380      $         (23)
           Segment assets                                         $     100,477      $       3,510
           Six months ended June 30, 2002
           Revenues from external customers                       $      23,133      $         477
           Intersegment revenues                                              -                  -
           Segment income (loss)                                  $       1,032      $         (28)
           Three months ended June 30, 2001
           Revenues from external customers                       $      12,982      $          60
           Intersegment revenues                                              -                  -
           Segment income                                         $         320      $          38
           Six months ended June 30, 2001
           Revenues from external customers                       $      25,751      $         120
           Intersegment revenues                                              -                  -
           Segment income                                         $         584      $          76


9.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable and inventory valuation allowances as well as valuation calculations such as the Company's goodwill impairment calculations under the provisions of SFAS 142.

10.  Income Taxes

The Company recorded tax expense of $201,000 and $589,000 for the three and six months ended June 30, 2002, respectively. Tax expense reflects the recording of income taxes at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

11.  Related Party Transactions

In August 1999, Mace entered into a month-to-month lease arrangement with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President, for Mace's executive offices in Mt. Laurel, New Jersey. The leased offices are in a 41,000 square foot class "B" office building. The lease arrangement provided for monthly rental payments of $10,000. This monthly lease payment was considered to be more favorable than could be obtained on the open market for similar facilities. Effective August 1, 2000, after a survey of local real estate market pricing and upon the approval of the Audit Committee, Mace entered into a five year lease with Bluepointe, Inc. which provides for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. Mace has also entered into a three-year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in Mace's executive offices. The rental rates were based upon a third-party valuation of the furnishings, and

Mace believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. The Company paid $60,000 in fiscal 2001 and $20,435 through June 30, 2002 for such services. An additional $15,000 was paid in 2001 to Aeroways, Inc., a chartered air service company not affiliated with Louis D. Paolino, Jr., for the direct costs of flying the Learjet 31A owned by LP Learjets, LLC. The Company believes that the rates charged are competitive when compared with similar services provided by independent airline charter companies. On November 6, 2001, the Audit Committee approved an arrangement subject to quarterly review under which the Company prepays LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. Additionally, when the Learjet 31A is used, the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. As of July 2002, the Company is no longer prepaying LP Learjets, LLC for the future right to use the Learjet 31A.

In 2001, the Company hired Premier Concrete, Inc., a company controlled by Matthew J. Paolino, the Company's Vice President and a director, to assist with underground tank removal and complete pavement re-surfacing at one of the Company's car wash locations. Premier Concrete, Inc., the lowest responsible bidder for the contract, was paid $34,450 for its services in 2001. The Company believes that the rates charged are competitive when compared with similar service provided by independent contractors.

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Management Agreement was extended several times through amendments. The Management Agreement required Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through April 30, 2002, the extended term of the Management Agreement. Additionally, Mark Sport paid the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Management Agreement, Mark Sport operated the division in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At June 30, 2002, prior to the payment of $100,000 on July 31, 2002 and resolution of disputes in the amount of $39,000, Mark Sport owed the Company $266,000.

The Company's Security Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $6,667 beginning November 15, 1999. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company. On February 25, 2002, the Company and Vermont Mill amended the lease. The original lease provided that Vermont Mill could increase the lease payment $0.50 per square foot upon demonstration that Vermont Mill had a higher paying third party tenant for the space occupied by the Company. The lease amendment clarifies that the Company occupies 44,000 square feet in the Vermont Mill building at a rental rate of $2.50 per square foot per year. The Company believes that the revised lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was further amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At June 30, 2002, the balance owed on this promissory note was $199,701.

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended               Six Months Ended
                                            --------------------------------  ----------------------------
                                                6/30/02          6/30/01        6/30/02         6/30/01
                                            ---------------    -------------  ------------    ------------

         Numerator:
            Net income (in thousands)       $           357    $        358   $      1,004    $       660
                                            ===============    ============   ============    ============
         Denominator:
            Denominator for basic income
                per share - weighted
                average shares                    25,349,027     25,452,935     25,367,786     25,469,035
            Dilutive effect of options
            and warrants                              74,118         58,411         62,403         29,467
                                            ---------------    -------------  ------------    ------------
            Denominator for diluted
            income
                per share - weighted
                average shares                   25,423,145      25,511,346     25,430,189     25,498,502
                                            ===============    ============   ============    ============
         Basic income per share             $          0.01    $       0.01   $       0.04    $      0.03
                                            ===============    ============   ============    ============
         Diluted income per share           $          0.01    $       0.01   $       0.04    $      0.03
                                            ===============    ============   ============    ============

13.  Subsequent Events

Subsequent to June 30, 2002, the Company acquired the inventory, certain other assets and the operations of a manufacturer and retailer of small and miniature electronic security devices. Total consideration under the agreement was approximately $505,000. At closing, the Company paid $217,000 cash for inventory as verified at closing by the Company, $15,625 representing the first of twelve equal monthly installments totaling $187,500 and 13,158 registered shares of common stock of the Company representing the first of eight monthly payments of shares totaling 105,263 shares. The transaction will be accounted for using the purchase method of accounting.

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

                     Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

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

Goodwill

In 2001, goodwill was amortized on a straight line basis over 25 years.

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The first step of the transitional impairment testing was completed during the second quarter of 2002 and as of December 31, 2001 (See Note 3, Change in Accounting Principle).

In accordance with SFAS 142, the Company will be subject to a 2002 annual impairment test as well as impairment tests each year thereafter. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill. The Company cannot guarantee that there will not be impairments in subsequent quarters in 2002 or in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks and a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight line basis over 15 years. In accordance with SFAS 142, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Deferred financing costs are amortized on a straight line basis over the terms of the respective debt instruments.

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

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred Revenue

The Company records a liability for gift certificates and ticket books sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company's costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months.

                                  Introduction

Revenues

     Car Care Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2002 for the car care segment were comprised of approximately 84% car wash and detailing, 9% lube and other automotive services, 7% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. However, we believe that the geographic diversity of our operating locations minimizes weather-related influence on our volume.

     Security Products

During 2001 and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, operated the Security Products segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Division. The Company operates its security products segment in two main divisions, the Consumer Division and the Mace Anti-Crime Bureau Division. The Company's Consumer Division manufactures and markets personal safety, and home and auto security products which are sold through retail stores, major discount stores, and at the Company's car care facilities. The Mace Anti-Crime Bureau Division provides expertise in developing and producing criminal deterrent systems for government and law enforcement agencies, and financial institutions.

Cost of Revenues

     Car Care Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security Products

During 2001 and for the first four months of 2002, the Security Products Division was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Beginning in May of 2002, cost of revenues consists primarily of costs to manufacture the security products including direct labor and related taxes and benefits, and raw material costs.

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

At June 30, 2002, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $14,000. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight- line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight line method. In 2001 goodwill was amortized on a straight-line basis over 25 years. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets, namely trademarks and service marks, determined to have indefinite useful lives.

Other Income and Expense

Other income and expense consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of equipment.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  --------------------------
                                                                                     2002             2001
                                                                                  ---------         --------
          Revenues                                                                   100.0%           100.0%
          Cost of revenues                                                            68.6             70.5
          Selling, general and administrative expenses                                16.2             14.5
          Depreciation and amortization                                                4.2              5.2
          Costs of terminated acquisitions                                               -              0.3
                                                                                  ---------         --------
          Operating income                                                            11.0              9.5
          Interest expense, net                                                       (4.7)            (6.0)
          Other income                                                                 0.6              0.5
                                                                                  ---------         --------
          Income before income taxes and cumulative effect of change in
               accounting principle                                                    6.9              4.0
          Income tax expense                                                           2.5              1.5
                                                                                  ---------         --------
          Income before cumulative effect of a change in accounting
          principle                                                                    4.4              2.5
          Cumulative effect of a change in accounting principle, net of tax            0.2                -
                                                                                  ---------         --------
          Net income                                                                   4.2%             2.5%
                                                                                  =========         ========

Liquidity and Capital Resources

Our business requires substantial amounts of capital, most notably to pursue our acquisition strategies and for equipment purchases and upgrades. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock as the market price of the Company's stock improves.

As of June 30, 2002, we had working capital of approximately $1.5 million and cash and cash equivalents of $7.6 million. Working capital was $4.8 million at December 31, 2001. The decrease in working capital at June 30, 2002 is primarily attributable to the reclassification of approximately $4.7 million of 15 year amortizing loans from long term to current liabilities as a result of such loans being due in February 2003. The Company intends to renew these loans with the current lender. For the six months ended June 30, 2002, net cash provided by operations was approximately $2.5 million, net cash used in financing activities was approximately $1.2 million and net cash used in investing activities was approximately $326,000 resulting in an increase in cash and cash equivalents for the first six months of 2002 of approximately $1.0 million. Capital expended during the period included approximately $310,000 for the purchase of operating equipment.

We estimate aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $300,000 for the remainder of the year ending December 31, 2002.

At June 30, 2002, we had borrowings of approximately $33.8 million. We had two letters of credit outstanding at June 30, 2002, totaling $304,000 as collateral relating to worker compensation insurance policies. We do not have a revolving credit facility. During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level.

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows: 2002 - $1,408,483; 2003 - $1,311,477; 2004 - $1,281,728; 2005 - $1,067,305; 2006 -
$702,083; and 2007 and thereafter - $3,038,389.

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

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. The Company has mitigated, and intends to continue to mitigate, the impact of inclement weather through geographic diversification of its operations.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

          Results of Operations for the Six Months Ended June 30, 2002
                 Compared to the Six Months Ended June 30, 2001

Revenues

     Car Care Services

Revenues for the six months ended June 30, 2002 were $23.1 million as compared to $25.7 million for the six months ended June 30, 2001, a decrease of $2.6 million or 10.2%. Of the $2.6 million decrease, approximately $1.8 million was from wash and detail services, $319,000 was from lube and other automotive services, $446,000 was from fuel and merchandise sales. Of the $23.1 million of revenues for the six months ended June 30, 2002, $19.5 million or 84% was generated from car wash and detailing, $2.0 million or 9% from lube and other automotive services, and $1.6 million or 7% from fuel and merchandise sales. Of the $25.7 million of revenues for the six months ended June 30, 2001, $21.4 million or 83% was generated from car wash and detailing, $2.3 million or 9% from lube and other automotive services, and $2.0 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow and pollen in the first six months of 2002. The Company also experienced more challenging weather within its Texas region principally within the Dallas/Ft. Worth market for the current quarter ended June 30, 2002. These declines in volume were partially offset by increased prices through a continued aggressive focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenues per car to $13.83 in 2002, from $13.65 per car in the first half of 2001. As to the decline in lube and other automotive services, we discontinued the practice of providing a free wash to lube customers resulting in decreased lube revenues but improved overall site gross margin performance. The decline in fuel and merchandise gross revenues is the result of instituting certain minimum sale margin criteria which reduced gross fuel sales and the sale of certain low margin merchandise.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. This amount is included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Division. Revenues for the two months in which the Company operated this division, May and June of 2002, were $397,000.

Cost of Revenues

     Car Care Services

Cost of revenues for the six months ended June 30, 2002 were $16.0 million or 69% of revenues with car washing and detailing costs at 67% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the six months ended June 30, 2001 were $18.2 million, or 71% of revenues. With our increase in average wash and detailing revenues per car in 2002 and our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we achieved improved wash and detailing gross margins in 2002. We reduced our direct labor costs as a percent of car wash and detail revenues to 45.7% in 2002 as compared to 46.9% in the first six months of 2001.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. During May and June of 2002, cost of revenues were $225,000 or 57% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2002 were $3.83 million compared to $3.76 million for the same period in 2001, an increase of approximately $78,000 or 2%. SG&A costs as a percent of revenues were 16.2% for the six months ended June 30, 2002 as compared to 14.5% in the first half of 2001. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Division in May 2002, which added $206,000 of SG&A costs in 2002 combined with an increase in advertising and insurance costs. This increase was partially offset by a decrease in administrative salaries and certain office costs.

Depreciation and Amortization

Depreciation and amortization totaled $982,000 for the six months ended June 30, 2002 as compared to $1.35 million for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2002, was $1.1 million compared to $1.6 million for the six months ended June 30, 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income and Expense

Other income for the six months ended June 30, 2002 was $147,000 compared to $139,000 for the six months ended June 30, 2001.

Income Taxes

We recorded a tax expense of $589,000 for the six months ended June 30, 2002. Tax expense reflects the recording of income taxes at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

         Results of Operations for the Three Months Ended June 30, 2002
                Compared to the Three Months Ended June 30, 2001

Revenues

     Car Care Services

Revenues for the three months ended June 30, 2002 were $11.4 million as compared to $13.0 million for the three months ended June 30, 2001, a decrease of $1.6 million or 12%. Of the $1.6 million decrease, approximately $1.2 million was from wash and detail services, $149,000 was from lube and other automotive services, $192,000 was from fuel and merchandise sales. Of the $11.4 million of revenues for the three months ended June 30, 2002, $9.6 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $873,000 or 8% from fuel and merchandise sales. Of the $13.0 million of revenues for the three months ended June 30, 2001, $10.8 million or 83% was generated from car wash and detailing, $1.1 million or 9% from lube and other automotive services, and $1.1 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of one of our car wash locations since the second quarter of 2001, as well as a reduction in the level of pollen in our East region, and more challenging weather within the Company's Texas region principally within the Dallas/Ft. Worth market. As to the decline in lube and other automotive services, we discontinued the practice of providing a free wash to lube customers resulting in decreased lube revenues but improved overall site gross margin performance. The decline in fuel and merchandise gross revenues is the result of instituting certain minimum sale margin criteria which reduced gross fuel sales and the sale of certain low margin merchandise.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. This amount is included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Division. Revenues for the two months in which the Company operated this division, May and June of 2002, were $397,000.

Cost of Revenues

     Car Care Services

Cost of revenues for the three months ended June 30, 2002 were $8.0 million or 70% of revenues with car washing and detailing costs at 67% of respective revenues, lube and other automotive services costs at 83% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the three months ended June 30, 2001 were $9.1 million, or 70% of revenues. With our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we achieved improved wash and detailing gross margins in 2002. We reduced our car direct labor costs as a percent of car wash and detail revenues to 46.6% in 2002 as compared to 47.6% in the second quarter of 2001.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. During May and June of 2002, cost of revenues were $225,000 or 57% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2002 were $2.0 million compared to $1.9 million for the same period in 2001, an increase of approximately $123,000 or 6%. SG&A costs as a percent of revenues were 17.2% for the three months ended June 30, 2002 as compared to 14.7% in the second quarter of 2001. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Division in May 2002, which added $206,000 of SG&A costs in 2002 combined with an increase in advertising and insurance costs. This increase was partially offset by a decrease in administrative salaries and certain office costs.

Depreciation and Amortization

Depreciation and amortization totaled $510,000 for the three months ended June 30, 2002 as compared to $678,000 for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2002, was $553,000 compared to $733,000 for the three months ended June 30, 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income and Expense

Other income for the three months ended June 30, 2002 was $82,000 compared to $77,000 for the three months ended June 30, 2001.

Income Taxes

We recorded a tax expense of $201,000 for the three months ended June 30, 2002. Tax expense reflects the recording of income taxes at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

Our bid price has been below one dollar since July 10, 2002. Unless the bid price of our common stock closes above one dollar for at least one day before August 20, 2002, we may be subject to delisting as described above.

     We have reported net losses in the past. We have reported net losses and working capital deficits in the past, and we have expended substantial funds for acquisitions and equipment. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in subsequent quarters in 2002 or in subsequent years that will have a material impact on earnings and equity of the Company. (See also Note 3, Change in Accounting Principle.)

     Risk related to borrowings. In connection with financing acquisitions and business growth, we anticipate that we will continue to incur significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. If our results are not sufficient to maintain the required ratios, we would be in default of our loan agreements.

     Our business plan poses risks for us. One of our business objectives is to develop as a full service, integrated car care business through acquisitions and through the internal development of our car wash facilities. Our business plan is to also grow our consumer security products division through acquisitions and internal development of security products. This strategy involves a number of risks, including:

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

         Our car wash and car care services operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

              i. transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;
              ii. discharge of stormwater; and
              iii.underground storage tanks.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2001 as reported on our Form 10-K for the year ended December 31, 2001.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  10.139   Term note dated April 30, 2002,  between the Company,  its subsidiary,  Mace Truck Wash, Inc., and Bank
                           One, Texas, N.A. in the amount of $342,000.
                  10.140   Master Lease Agreement dated June 10, 2002, between the Company,  its subsidiary,  Colonial Full Service
                           Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055.
                  10.141   Amendment dated July 22, 2002 to Management Agreement between the Company and Mark Sport, Inc.
                  10.142   Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc.


         (b)      Current Reports on Form 8-K or 8-K/A:

                  On May 31, 2002, the Company filed a report on Form 8-K dated
                  May 31, 2002, under Item 5 to report a change in the date of the Annual Stockholders Meeting and deadlines for submission of shareholder proposals.

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

                      Mace Security International, Inc.

                      BY:    /s/ Louis D. Paolino, Jr.
                           --------------------------------------------
                             Louis D. Paolino, Jr., Chairman, Chief Executive
                                                        Officer and President

                      BY:    /s/ Gregory M. Krzemien
                           ----------------------------------------
                             Gregory M. Krzemien, Chief Financial Officer

                      BY:    /s/ Ronald R. Pirollo
                           ----------------------------------------------
                             Ronald R. Pirollo, Controller
                             (Principal Accounting Officer)



DATE:   August 14, 2002

                                  EXHIBIT INDEX


Exhibit No.           Description

10.139                Term note dated April 30, 2002, between the Company, its subsidiary, Mace Truck Wash, Inc., and Bank One, Texas, N.A. in the amount of $342,000.

10.140                Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial
                      Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055.

10.141                Amendment dated July 22, 2002 to Management Agreement between the Company and Mark Sport,
                      Inc.

10.142                Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill
                      Properties, Inc.
