Form 10-Q
period 2002-09-30
MACE SECURITY INTERNATIONAL INC
filed 2002-11-12
CIK 912607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED SEPTEMBER 30, 2002       COMMISSION FILE NO. 0-22810


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

As of November 7, 2002, there were 24,921,685 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

                        Mace Security International, Inc.

                                    Form 10-Q
                        Quarter Ended September 30, 2002

                                    Contents

                                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                               2

   Consolidated Balance Sheets - September 30, 2002 (Unaudited)
         and December 31, 2001                                                              2

   Consolidated Statements of Operations for the three
         months ended September 30, 2002 and 2001 (Unaudited)                               4

   Consolidated Statements of Operations for the nine months
         ended September 30, 2002 and 2001 (Unaudited)                                      5

   Consolidated Statement of Stockholders' Equity
         for the nine months ended September 30, 2002 (Unaudited)                           6

   Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2002 and 2001 (Unaudited)                          7

   Notes to Consolidated Financial Statements (Unaudited)                                   8

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                 15

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk                    27

Item 4 -     Controls and Procedures                                                       27

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                                             27

Item 2 -     Not applicable                                                                 -

Item 3 -     Not applicable                                                                 -

Item 4 -     Submission of Matters to a Vote of Security Holders                           28

Item 5 -     Other Information                                                             28

Item 6 -     Exhibits and Reports on Form 8-K                                              28

Signatures                                                                                 29

Certifications                                                                             30

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.

                           Consolidated Balance Sheets

                     (In thousands except share information)

                                                                             September 30,        December 31,
                                     ASSETS                                       2002                2001
                                                                           -------------------  -----------------
                                                                              (Unaudited)
      Current assets:
          Cash and cash equivalents                                        $            7,214   $          6,612
          Accounts receivable, less allowance for doubtful
             accounts of $249 and $178 in 2002 and 2001, respectively                     922              1,075
          Inventories                                                                   2,368              2,275
          Deferred income taxes                                                           158                145
          Prepaid expenses and other current assets                                     2,189              2,218
                                                                           -------------------  -----------------
      Total current assets                                                             12,851             12,325

      Property and equipment:
          Land                                                                         32,029             32,592
          Buildings and leasehold improvements                                         35,828             36,315
          Machinery and equipment                                                       9,292              8,776
          Furniture and fixtures                                                          444                431
                                                                           -------------------  -----------------
      Total property and equipment                                                     77,593             78,114
       Accumulated depreciation and amortization                                       (8,593)            (7,204)
                                                                           -------------------  -----------------
       Total property and equipment, net of accumulated depreciation
          and amortization                                                             69,000             70,910


      Goodwill                                                                         13,430             20,139

      Other intangible assets, net of accumulated amortization
          of $1,403 and $1,384 in 2002 and 2001, respectively                             963                993

      Deferred income taxes                                                             1,118                  -
      Other assets                                                                        275                303
                                                                           -------------------  -----------------
      Total assets                                                         $           97,637   $        104,670
                                                                           ===================  =================


                             See accompanying notes.

                                                                        September 30,        December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                         2002                2001
                                                                       -----------------    ----------------
                                                                          (Unaudited)
Current liabilities:
    Current portion of long-term debt and capital lease obligations    $          7,594     $         2,514
    Accounts payable                                                              2,043               2,446
    Income taxes payable                                                             88                 174
    Deferred revenue                                                                223                 257
    Accrued expenses and other current liabilities                                2,720               2,125
                                                                       -----------------    ----------------
Total current liabilities                                                        12,668               7,516

Deferred income taxes                                                                 -                 638
Long-term debt, net of current portion                                           25,553              31,570
Capital lease obligations, net of current portion                                   348                 265
Other liabilities                                                                    88                 825

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                           -                   -
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 25,355,685 and 25,428,427 in
       2002 and 2001, respectively                                                  254                 254
    Additional paid-in capital                                                   69,902              69,977
    Accumulated deficit                                                         (11,176)             (6,375)
                                                                       -----------------    ----------------
Total stockholders' equity                                                       58,980              63,856
                                                                       -----------------    ----------------
Total liabilities and stockholders' equity                             $         97,637     $       104,670
                                                                       =================    ================

                             See accompanying notes.

                        Mace Security International, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)


                                                                             Three Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        ------------    ------------
Revenues:
    Car wash and detailing services                                     $      8,707    $      8,933
    Lube and other automotive services                                         1,125           1,084
    Fuel and merchandise sales                                                   839             888
    Security products sales                                                    1,169               -
    Operating agreements                                                           -              60
                                                                        ------------    ------------
                                                                              11,840          10,965

Cost of revenues:
    Car wash and detailing services                                            6,433           6,504
    Lube and other automotive services                                           887             840
    Fuel and merchandise sales                                                   731             795
    Security products sales                                                      643               -
                                                                        ------------    ------------
                                                                               8,694           8,139

Selling, general and administrative expenses                                   2,325           1,717
Depreciation and amortization                                                    474             684
Costs of terminated acquisitions                                                  57              33
                                                                        ------------    ------------
Operating income                                                                 290             392

Interest expense, net                                                           (553)           (712)
Other income                                                                      82             289
                                                                        ------------    ------------
Loss before income taxes                                                        (181)            (31)

Income tax benefit                                                               (65)            (11)
                                                                        ------------    ------------

Net loss                                                                $       (116)   $        (20)
                                                                        ============    ============

Per share of common stock:

Basic                                                                   $          -    $          -
                                                                        ============    ============

Diluted                                                                 $          -    $          -
                                                                        ============    ============

Weighted average shares outstanding:
Basic                                                                     25,353,136      25,428,427
Diluted                                                                   25,353,136      25,428,427

                             See accompanying notes.

                        Mace Security International, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------
Revenues:
    Car wash and detailing services                                                  $     28,229      $     30,308
    Lube and other automotive services                                                      3,168             3,446
    Fuel and merchandise sales                                                              2,407             2,902
    Security products sales                                                                 1,566                 -
    Operating agreements                                                                       80               180
                                                                                     ------------      ------------
                                                                                           35,450            36,836
Cost of revenues:
    Car wash and detailing services                                                        19,419            21,149
    Lube and other automotive services                                                      2,509             2,626
    Fuel and merchandise sales                                                              2,086             2,591
    Security products sales                                                                   868                 -
                                                                                     ------------      ------------
                                                                                           24,882            26,366

Selling, general and administrative expenses                                                6,160             5,474
Depreciation and amortization                                                               1,456             2,037
Cost of terminated acquisitions                                                                57               107
                                                                                     ------------      ------------

Operating income                                                                            2,895             2,852

Interest expense, net                                                                      (1,669)           (2,263)
Other income                                                                                  230               429
                                                                                     ------------      ------------
Income before income taxes and cumulative effect of a change
    in accounting principle                                                                 1,456             1,018

Income tax expense                                                                            524               377
                                                                                     ------------      ------------

Income before cumulative effect of a change in accounting principle                           932               641

Cumulative effect of a change in accounting principle, net of tax of $2,188                (5,733)                -
                                                                                     ------------      ------------
Net (loss) income                                                                    $     (4,801)     $        641
                                                                                     ============      ============
Per share of common stock:
Basic income before cumulative effect of a change
    in accounting principle                                                          $       0.04      $       0.03

Cumulative effect of a change in accounting principle, net of tax                    $      (0.23)                -
                                                                                     ------------      ------------

Basic net (loss) income                                                              $      (0.19)     $       0.03
                                                                                     ============      ============
Diluted income before cumulative effect of a change
    in accounting principle                                                          $       0.04      $       0.03

Cumulative effect of a change in accounting principle, net of tax                    $      (0.23)                -
                                                                                     ------------      ------------

Diluted net (loss) income                                                            $      (0.19)     $       0.03
                                                                                     ============      ============
Weighted average shares outstanding:
Basic                                                                                  25,362,849        25,455,350
Diluted                                                                                25,416,951        25,490,776

                             See accompanying notes.

                        Mace Security International, Inc.

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)


                                        Number of     Par Value   Additional
                                          Common      of Common     Paid-in    Accumulated
                                          Shares        Stock       Capital      Deficit         Total
                                       -----------   ----------   ----------   -----------    -----------
Balance at December 31, 2001 ........   25,428,427   $      254   $   69,977   $    (6,375)   $    63,856

Shares issued in acquisition ........       13,158            1           12                           13

Shares purchased and retired ........      (85,900)          (1)         (87)                         (88)

Net loss ............................                                               (4,801)        (4,801)
                                       -----------   ----------   ----------   -----------    -----------
Balance at September 30, 2002 .......   25,355,685   $      254   $   69,902   $   (11,176)   $    58,980
                                       ===========   ==========   ==========   ===========    ===========

                             See accompanying notes.

                        Mace Security International, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                ---------------------------
                                                                                   2002             2001
                                                                                ----------       ----------
Operating activities
Net (loss) income                                                               $   (4,801)      $      641
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
       Depreciation and amortization                                                 1,456            2,037
       Provision for losses on receivables                                              71               20
       Gain on disposal of property and equipment                                        -             (216)
       Deferred income taxes                                                           419              285
       Non-cash charge due to change in accounting principle                         5,733                -
       Changes in operating assets and liabilities:
          Accounts receivable                                                         (139)             (20)
          Inventories                                                                  112               42
          Accounts payable                                                            (357)            (562)
          Deferred revenue                                                             (29)            (193)
          Accrued expenses                                                             535              763
          Income taxes                                                                 (86)            (108)
          Prepaid expenses and other assets                                            144             (556)
                                                                                ----------       ----------
Net cash provided by operating activities                                            3,058            2,133

Investing activities

Purchase of property and equipment                                                    (531)            (618)
Proceeds from sale of property and equipment                                             -            1,327
Acquisition of business, net of cash acquired                                         (217)               -
Payments for intangibles                                                                (5)             (16)
                                                                                ----------       ----------
Net cash (used in) provided by investing activities                                   (753)             693

Financing activities

Payments on long-term debt and capital lease obligations                            (1,615)          (1,539)
Payments to purchase stock                                                             (88)             (87)
                                                                                ----------       ----------
Net cash used in financing activities                                               (1,703)          (1,626)
                                                                                ----------       ----------
Net increase in cash and cash equivalents                                              602            1,200
Cash and cash equivalents at beginning of period                                     6,612            4,838
                                                                                ----------       ----------
Cash and cash equivalents at end of period                                      $    7,214       $    6,038
                                                                                ==========       ==========

                             See accompanying notes.

                        Mace Security International, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

  . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
  . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.=
  . Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
  . Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
  . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The first phase of the goodwill transitional impairment testing was completed during the second quarter of 2002 and as of January 1, 2002. The transitional impairment testing was completed with goodwill impairment recorded during the third quarter of 2002 and as of January 1, 2002. (See Note 3, Change in Accounting Principle.)

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

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

In April 2002, the FASB approved the issuance of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company believes this statement will not materially affect the Company's financial position or results of operations.

In June 2002, the FASB approved the issuance of SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

3. Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." In connection with the adoption, we discontinued approximately $886,000 in annual amortization of goodwill. SFAS 142 also requires companies to test intangibles for impairment on an annual basis. During the first quarter of 2002, the Company performed its testing under SFAS 142 pertaining to its evaluation of intangible assets determined to have indefinite useful lives, and determined that there was an impairment issue with certain trademarks used in our security products segment. The fair values of the trademarks were determined using a royalty savings approach, discounted at appropriate risk-adjusted rates, which yielded results consistent with available market-approach data. The impairment of $43,000, net of tax, was recorded as a cumulative effect of a change in accounting principle at March 31, 2002.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to the amortization of goodwill provisions of SFAS 142 as if they were adopted on January 1, 2001 (in thousands except earnings per share):

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    -----------------------------
                                                             2002            2001            2002             2001
                                                         ------------    ------------    ------------     ------------
(Loss) income before cumulative effect of change
   in accounting principle, as reported                  $       (116)   $        (20)   $        932     $        641
Add back: amortization expense, net of tax                          -             140               -              420
                                                         ------------    ------------    ------------     ------------

Pro forma (loss) income before cumulative effect
   of change in accounting principle                     $       (116)   $        120    $        932     $      1,061
                                                         ============    ============    ============     ============

Basic (loss) income before cumulative effect of
   change in accounting principle per common share:
   As reported                                           $          -    $          -    $       0.04     $       0.03
   Pro forma                                             $          -    $          -    $       0.04     $       0.04
Diluted (loss) income before cumulative effect of
   change in accounting principle per common share:
   As reported                                           $          -    $          -    $       0.04     $       0.03
   Pro forma                                             $          -    $          -    $       0.04     $       0.04

Under the provisions of SFAS 142, the Company was required to complete the first phase of the goodwill transitional impairment test within six months of adopting the new standard or by June 30, 2002 and the final phase of the transitional test before the end of the year of adoption, or December 31, 2002. The first step of the transitional testing was the determination of our reporting units and the estimation of the fair values of the reporting units. A discounted cash flow model was used to estimate the fair value of our reporting units. The Company engaged an independent appraisal firm to determine appropriate discount rates for each reporting unit. Discount rates were derived by using the weighted average cost of capital technique. The discount rates were then used by the Company in the discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations of each of the reporting units. During the third quarter of 2002, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the book value of our Northeast reporting unit exceeded its current fair value by $1.84 million. The Northeast reporting unit's current fair value was based on present expectations for the business in light of the current economic environment and the uncertainty associated with recent volume due to unfavorable weather patterns. Additionally, there was an impairment of $5.34 million in our Arizona reporting unit due to unfavorable economic conditions combined with a significant increase in local competition. This charge represented a complete write-off of the goodwill associated with this reporting unit. Finally, there was an impairment loss of $670,000 in our truck wash reporting unit, primarily because we did not acquire additional truck washes necessary to achieve the scale needed to attract national accounts. This charge represented a complete write-off of the goodwill associated with this reporting unit.

The total after-tax impairment charge of $5.7 million is considered a change in accounting principle, and the cumulative effect of adopting SFAS 142 on our first quarter's results is provided below (in thousands except per share information):

                                                                                 Basic             Diluted
                                                                            Earnings (Loss)    Earnings (Loss)
                                                                               Per Share          Per Share
                                                                            ---------------    ---------------
   Net income as reported for the three months
      ended March 31, 2002                               $        647       $          0.03    $          0.03

   Less: cumulative effect of change in accounting
      principle, net of tax                              $     (5,689)      $         (0.23)   $         (0.23)
                                                         ------------       ---------------    ---------------
   Adjusted to include impairment charge                 $     (5,042)      $         (0.20)   $         (0.20)
                                                         ============       ===============    ===============

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

                                                                            Truck         Security
                                       East        Texas      Arizona       Washes        Products       Total
                                     --------    ---------   ---------    ----------     ----------    ---------
   Balance at December 31, 2001      $  6,508    $   7,620   $   5,341    $      670     $        -    $  20,139

   Reallocation of purchase price         862            -           -             -              -          862

   Acquisition of Micro-Tech
      Manufacturing, Inc.                   -            -           -             -            282          282

   Transitional impairment loss upon
      adoption of SFAS 142             (1,842)           -      (5,341)         (670)             -      (7,853)
                                     --------    ---------   ---------     ---------     ----------    ---------
   Balance at September 30, 2002     $  5,528    $   7,620   $       -     $       -     $      282    $  13,430
                                     ========    =========   =========     =========     ==========    =========

Additionally, impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis. The Company cannot guarantee that there will not be impairments in a subsequent quarter in 2002 or in subsequent years.

4.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                            September 30, 2002                   January 1, 2002
                                                    ----------------------------------   -------------------------------
                                                         Gross                                Gross
                                                       Carrying            Accum.           Carrying          Accum.
                                                        Amount             Amort.            Amount           Amort.
                                                    ---------------    ---------------   --------------   --------------
   Amortized intangible assets:
      Non-compete agreement                         $            25    $             -   $            -   $            -
      Customer list                                              25                  -                -                -
      Deferred financing costs                                  365                123              359              104
                                                    ---------------    ---------------   --------------   --------------
   Total amortized intangible assets                            415                123              359              104
   Non-amortized intangible assets:
      Trademarks - security products segment                  1,835              1,270            1,902            1,270
      Service mark - car care segment                           116                 10              116               10
                                                    ---------------    ---------------   --------------   --------------
   Total non-amortized intangible assets                      1,951              1,280            2,018            1,280

                                                    ---------------    ---------------   --------------   --------------
   Total intangible assets                          $         2,366    $         1,403   $        2,377   $        1,384
                                                    ===============    ===============   ==============   ==============

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                              2002       $ 28
                              2003         29
                              2004         28
                              2005         28
                              2006         28

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

On August 28, 2001, the Company sold, through a wholly owned subsidiary, substantially all of the assets of Gabe's Plaza Car Wash in Morrisville, Pennsylvania. The Company received an aggregate cash sales price of $1.2 million, $315,000 of which was utilized to pay off a promissory note secured by the Gabe's Plaza Car Wash assets.

On August 12, 2002, the Company acquired the inventory, certain other assets and the operations of Micro-Tech Manufacturing, Inc. ("Micro-Tech"), a manufacturer and retailer of small and miniature electronic security devices. Total consideration under the agreement was approximately $505,000. At closing, the Company paid $217,000 cash for inventory, $15,625 cash representing the first of twelve equal monthly installments totaling $187,500, and 13,158 registered shares of common stock of the Company representing the first of eight monthly payments of shares totaling 105,263 shares. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, "Business Combinations."

6.   Operating Agreement

The Company has been directly operating its Security Products Division since May 1, 2002. The results of operations of the Security Products Division since then are included in the consolidated statements of operations for the three and nine months ended September 30, 2002. Previous to May 1, 2002, the Security Products division was operated by Mark Sport, Inc. ("Mark Sport") under a management agreement which expired on April 30, 2002 (the "Management Agreement"). Mark Sport is controlled by Jon E. Goodrich, a Director of the Company. Under the Management Agreement, beginning on January 1, 2000, Mark Sport operated the division and received all profits and losses therefrom. In exchange, Mark Sport paid the Company a monthly fee and, upon termination of the agreement, an amount equal to the amortization and depreciation of the assets of the division. (See
Note 11, Related Party Transactions.)

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

In 2000, the Company was named as a defendant in a suit filed in the United States District Court for the District of Colorado by Robert Rifkin. The suit alleges that the Company and its transfer agent delayed in the removal of a restrictive legend from certain shares of Company common stock owned by the plaintiff, and that the delay caused the plaintiff to incur a loss in excess of $335,000. Though the outcome of litigation is always uncertain, the Company believes that there was no delay in the removal of the legend from the shares.

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the state of New York against LTV Networks, Inc., to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The counterclaims allege that the Company had agreed to lend LTV $500,000 and that LTV has been damaged in the amount of $10 million because the Company only lent $100,000 to LTV. The parties are presently completing discovery and depositions. Though the outcome of litigation is always uncertain, the Company currently believes that the counterclaims are without merit.

In October 2001, the Company was named as an additional party defendant in a suit filed by Alan Berndt and Martha Berndt in the United States District Court for the Northern District of California. The litigation alleges the Company was responsible for personal injuries arising out of Mr. Berndt's use of a Gas Launcher. We have forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

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

Financial information regarding the Car Care and Security Products segments is as follows:

                                                                       Car              Security          Corporate
                                                                       Care             Products         Functions *
                                                                  ---------------    ---------------     -------------
                                                                                      (In Thousands)
           Three months ended September 30, 2002
           Revenues from external customers                       $     10,671       $        1,169      $          -
           Intersegment revenues                                             -                    -                 -
           Segment income (loss)                                  $        359       $           97      $       (572)
           Segment assets                                         $     90,982       $        4,516      $      2,139
           Nine months ended September 30, 2002
           Revenues from external customers                       $     33,804       $        1,646      $          -
           Intersegment revenues                                             -                    -                 -
           Segment (loss) income                                  $     (3,416)      $           69      $     (1,454)
           Three months ended September 30, 2001
           Revenues from external customers                       $     10,905       $           60      $          -
           Intersegment revenues                                             -                    -                 -
           Segment income (loss)                                  $        240       $           38      $       (298)
           Nine months ended September 30, 2001
           Revenues from external customers                       $     36,656       $          180      $          -
           Intersegment revenues                                             -                    -                 -
           Segment income (loss)                                  $      1,781       $          113      $     (1,253)

       * Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, as well as valuation calculations such as the Company's goodwill impairment calculations under the provisions of SFAS 142.

10.  Income Taxes

The Company recorded a tax benefit of $65,000 for the three months ended September 30, 2002 and a tax expense of $524,000 for the nine months ended September 30, 2002. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. The Company paid $60,000 in fiscal 2001 and $25,544 through July 2002. No payments for charter services have been made by the Company after July 2002.

In 2001, $15,000 was paid to Aeroways, Inc., a chartered air service company not affiliated with Louis D. Paolino, Jr., for the direct costs of flying the Learjet 31A owned by LP Learjets, LLC. The Company believes that the rates charged are competitive when compared with similar services provided by independent airline charter companies.

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

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Division and receive all profits or losses for a seven-month term beginning January 1, 2000. The Management Agreement was extended several times through amendments. The Management Agreement required Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through April 30, 2002, the extended term of the Management Agreement. Additionally, Mark Sport paid the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Management Agreement, Mark Sport operated the division in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At September 30, 2002, Mark Sport owed the Company $127,000.

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

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At September 30, 2002, the balance owed on this promissory note was $194,935.

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended               Nine Months Ended
                                                ----------------------------    -----------------------------
                                                  9/30/02          9/30/01        9/30/02           9/30/01
                                                -----------      -----------    -----------       -----------
      Numerator:

         Net (loss) income (in thousands) ..... $      (116)     $       (20)   $    (4,801)      $       641
                                                ===========      ===========    ===========       ===========
      Denominator:

         Denominator for basic (loss) income
             per share - weighted
             average shares ...................  25,353,136       25,428,427     25,362,849        25,455,350

         Dilutive effect of options and
         warrants .............................           -                -         54,102            35,426
                                                -----------      -----------    -----------       -----------
         Denominator for diluted (loss)
             income per share - weighted
             average shares ...................  25,353,136       25,428,427     25,416,951        25,490,776
                                                ===========      ===========    ===========       ===========
      Basic (loss) income per share ........... $         -      $         -    $     (0.19)      $      0.03
                                                ===========      ===========    ===========       ===========
      Diluted (loss) income per share ......... $         -      $         -    $     (0.19)      $      0.03
                                                ===========      ===========    ===========       ===========


13.  Subsequent Events

In October 2002, the Company purchased a block of 429,000 common shares of the Company's stock in the open market at a price of $.51 per share. The Company retired these shares.

On October 2, 2002, the Company was advised by Nasdaq that its common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rules (see Management's Discussion and Analysis - Risk Factors).

On November 6, 2002, the Company filed a preliminary proxy statement in preparation for the holding of a special meeting of the Company's stockholders on December 16, 2002. The purpose of the special meeting is to approve an amendment to the Company's charter which will effect a one-for-two reverse stock split of the Company's issued and outstanding common stock. The Board of Directors is authorized not to file the Amended and Restated Certificate of Incorporation and not implement the reverse stock split, if after the special meeting the Board of Directors determines that it would not be in the best interest of Mace to effect the reverse stock split.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security and car care products. Inventories at the Company's Car Care locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company's Security Products segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products.

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

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 requires that, within six months of adoption, the first phase of the goodwill transitional impairment testing be completed at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The transitional impairment testing was completed during the third quarter of 2002 and as of December 31, 2001 (See Note 3, Change in Accounting Principle).

In accordance with SFAS 142, the Company will be subject to a 2002 annual impairment test as well as impairment tests each year thereafter. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill. The Company cannot guarantee that there will not be impairments in a subsequent quarter in 2002 or in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks and a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight line basis over 15 years. In accordance with SFAS 142, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Deferred financing costs are amortized on a straight line basis over the terms of the respective debt instruments. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

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

Deferred Revenue

The Company records a liability for gift certificates, ticket books, and periodic wash passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate, ticket book and periodic pass sales and redemptions throughout the year as well as utilizing historical sales and redemption rates.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company's costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months.

                                  Introduction

Revenues

     Car Care Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2002 for the car care segment were comprised of approximately 84% car wash and detailing, 9% lube and other automotive services, 7% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations spreads the risk of adverse weather-related influence on our volume.

     Security Products

During 2001 and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, operated the Security Products segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products segment. The Company operated its security products segment in two main business units, the Consumer Products Division and the Mace Anti-Crime Bureau. The Company's Consumer Products operations manufacture and market personal safety, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company's car care facilities. The Mace Anti-Crime Bureau operations provide expertise in developing and producing criminal deterrent systems for financial institutions.

With the acquisition of certain of the assets of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices on August 12, 2002, the Company added an additional business unit to its Security Products segment. The Company plans to add the security cameras, closed-circuit monitors, digital recording devices and related electronic security components to its line of well-known personal security products. The Company is purchasing these items for resale from OEM manufacturers. As with all new business undertakings, there are numerous risks associated with the new business unit that may prevent the Company from operating it profitably, including, among others: risks associated with unanticipated problems in the acquired company; risks inherent with management not having experience in electronic security device design, purchasing and marketing; risks associated with our efforts to integrate the line of products with our existing product lines to capitalize on name recognition and marketing efficiencies; risks relating to the size and number of competitors in the electronic security device market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; and risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic industry.

Cost of Revenues

     Car Care Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security Products

During 2001 and for the first four months of 2002, the Security Products segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Beginning in May of 2002, cost of revenues consists primarily of costs to manufacture the security products including direct labor and related taxes and benefits, and raw material costs. It is anticipated that the new electronic security device business unit acquired during the current quarter will incur costs related to product returns and warranties and customer support, but those were insignificant during the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We capitalize direct incremental costs associated with purchase acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that will not be consummated.

At September 30, 2002, there were no capitalized costs related directly to proposed acquisitions that were not yet consummated. We periodically review the future likelihood of acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

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

Other Income

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of equipment.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                 2002            2001
                                                                               --------        --------
    Revenues                                                                      100.0%          100.0%

    Cost of revenues                                                               70.2            71.6

    Selling, general and administrative expenses                                   17.4            14.9

    Depreciation and amortization                                                   4.1             5.5

    Costs of terminated acquisitions                                                0.1             0.3
                                                                               --------        --------
    Operating income                                                                8.2             7.7

    Interest expense, net                                                          (4.7)           (6.1)

    Other income                                                                    0.6             1.2
                                                                               --------        --------
    Income before income taxes and cumulative effect of change in
         accounting principle                                                       4.1             2.8

    Income tax expense                                                              1.5             1.1
                                                                               --------        --------
    Income before cumulative effect of a change in accounting principle             2.6             1.7

    Cumulative effect of a change in accounting principle, net of tax             (16.1)              -
                                                                               --------        --------
    Net (loss) income                                                             (13.5)%           1.7%
                                                                               ========        ========

Liquidity and Capital Resources

  Liquidity

Cash and cash equivalents was $7.2 million at September 30, 2002. The ratio of our total debt to total capital, which consists of total debt plus stockholders' equity, was 36% at September 30, 2002 and 35% at December 31, 2001.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic security products business, and for equipment purchases and upgrades for our car care segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company's stock improves.

As of September 30, 2002, we had working capital of approximately $183,000. At December 31, 2001, working capital was $4.8 million and cash and cash equivalents were $6.6 million. The decrease in working capital at September 30, 2002 is primarily attributable to the reclassification of approximately $5.4 million of 15 year amortizing loans from long term to current liabilities as a result of these loans being due in either February 2003 or July 2003. The Company intends to renew these loans with the current lender.

We estimate aggregate capital expenditures for our car care segment, exclusive of acquisitions of businesses, of approximately $150,000 for the remainder of the year ending December 31, 2002. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic security operations. We financed a portion of the $505,000 purchase price of this building with a long term mortgage of approximately $400,000. In addition to the purchase of the electronic security products business and facility, we will also expend significant cash for the purchasing of inventory as we introduce new electronic security products and for improvements to the new building. We estimate we will spend approximately $1 million for electronic security product inventory and approximately $100,000 for capital improvements to the recently purchased building for the remainder of the year ending December 31, 2002.

     Debt Capitalization and Other Financing Arrangements

At September 30, 2002, we had borrowings of approximately $33.5 million. We had two letters of credit outstanding at September 30, 2002, totaling $304,000 as collateral relating to worker compensation insurance policies. Additionally, we had two commercial letters of credit outstanding at September 30, 2002 totaling $116,000 for the purchase of inventory for our new electronic security products business. Subsequent to September 30, 2002, several additional commercial letters of credit totaling $293,000 were issued for inventory purchases. We currently do not have a revolving credit facility, however, we are currently pursuing a revolving credit facility to provide financing for additional security product inventory purchases.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. We were in compliance with all such financial covenants at September 30, 2002. The Company's ability to continue to comply with its debt covenants under its credit arrangement will depend largely on the achievement of adequate levels of cash flow, which could be adversely affected by weather patterns, the economic climate, competitive uncertainties, and other factors. In the event that non-compliance with such debt covenants should occur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments, or refinancing of debt. Although the Company believes that it would be successful in resolving any such potential non-compliance with its debt covenants, there can be no assurance that such would be the case.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the car care segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of September 30, 2002 are as follows: 2003 - $1.5 million; 2004 - $1.5 million; 2005 - $1.2 million; 2006 - $831,000; 2007 - $689,000; and thereafter - $2.5 million.

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

     Cash Flows

Operating Activities. Net cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 2002. Cash provided by operating activities in the first nine months of 2002 was impacted in our Northeast operating region by a mild winter and a spring with low pollen, and unusually high precipitation, especially in our Texas operating region.

Investing Activities. Cash used in investing activities totaled $753,000 for the nine months ended September 30, 2002. The use of cash in the first nine months of 2002 reflects $531,000 for capital expenditures relating to ongoing car care operations and $217,000 expended for the acquisition of our new Micro-Tech electronic security device business in August 2002.

Financing Activities. Cash used in financing activities was $1.7 million for the nine months ended September 30, 2002. This reflects routine principle payments on debt of $1.6 million and $88,000 for the purchase and retirement of shares of our common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather can adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has mitigated the risk of unfavorable weather patterns by having operations in diverse regions.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

       Results of Operations for the Nine Months Ended September 30, 2002
              Compared to the Nine Months Ended September 30, 2001

Revenues

     Car Care Services

Revenues for the nine months ended September 30, 2002 were $33.8 million as compared to $36.6 million for the nine months ended September 30, 2001, a decrease of $2.8 million or 7.8%. Of the $2.8 million decrease, approximately $2.1 million was from wash and detail services, $277,000 was from lube and other automotive services, and $495,000 was from fuel and merchandise sales. Of the $33.8 million of revenues for the nine months ended September 30, 2002, $28.2 million or 84% was generated from car wash and detailing, $3.2 million or 9% from lube and other automotive services, and $2.4 million or 7% from fuel and merchandise sales. Of the $36.6 million of revenues for the nine months ended September 30, 2001, $30.3 million or 83% was generated from car wash and detailing, $3.4 million or 9% from lube and other automotive services, and $2.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow and pollen in the first six months of 2002. The Company also experienced more challenging weather within its Texas region principally within the Dallas/Ft. Worth market for the quarters ended June 30, and September 30, 2002. In addition to these declines in volume, the Company experienced a slight reduction in average wash and detailing revenues per car to $13.83 in 2002, from $13.90 per car in the first nine months of 2001. Despite management's continued aggressive focus on selling detailing and additional on-line car wash services, more aggressive coupon and discount promotions to encourage volume reduced the average revenue per car. As to the decline in revenues from lube and other automotive services, we discontinued the practice of providing a free wash to lube customers, resulting in decreased lube revenues but benefitting our overall site gross margin performance. The decline in fuel and merchandise revenues is the result of instituting certain minimum gross margin criteria which reduced fuel sales and the sale of certain low margin merchandise.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. This amount is included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Division. Revenues for the five months in which the Company operated this division, May through September of 2002, were approximately $1.4 million. Additionally, in August 2002 the Company purchased the inventory and certain assets of Micro-Tech, an electronic security device business. Revenues for this business unit were approximately $165,000 through September 30, 2002.

Cost of Revenues

     Car Care Services

Cost of revenues for the nine months ended September 30, 2002 were $24.0 million or 71% of revenues with car washing and detailing costs at 69% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the nine months ended September 30, 2001 were $26.4 million, or 72% of revenues. With only a slight decrease in average wash and detailing revenues per car in 2002 and our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we achieved improved wash and detailing gross margins in 2002. We reduced our direct wash and detailing labor costs as a percent of car wash and detail revenues to 46.9% in 2002 as compared to 47.7% in 2001.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. Cost of revenues were $868,000 or 55% of revenues for the five months in which the Company operated this division.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2002 were $6.2 million compared to $5.5 million for the same period in 2001, an increase of approximately $0.7 million or 12%. SG&A costs as a percent of revenues were 17.4% for the nine months ended September 30, 2002 as compared to 14.9% in the same period of 2001. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Division in May 2002, which added $550,000 of SG&A costs in 2002, combined with an increase in certain credit card and bank charges and a significant increase in insurance costs. This increase was partially offset by a decrease in administrative salaries and certain office costs.

Depreciation and Amortization

Depreciation and amortization totaled $1.5 million for the nine months ended September 30, 2002 as compared to $2.0 million for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives. This decrease is partially offset by increased depreciation expense as a result of recommencing operation of the security products division in May 2002.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2002, was $1.7 million compared to $2.3 million for the nine months ended September 30, 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the nine months ended September 30, 2002 was $230,000 compared to $429,000 for the nine months ended September 30, 2001. The primary reason for the decrease is that the 2001 figure includes a $216,000 gain on the sale of a car wash facility in August of 2001.

Income Taxes

We recorded a tax expense of $524,000 for the nine months ended September 30, 2002. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.


       Results of Operations for the Three Months Ended September 30, 2002
              Compared to the Three Months Ended September 30, 2001

Revenues

     Car Care Services

Revenues for the three months ended September 30, 2002 were $10.7 million as compared to $10.9 million for the three months ended September 30, 2001, a decrease of $.2 million or 2%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $10.7 million of revenues for the three months ended September 30, 2002, $8.7 million or 82% was generated from car wash and detailing, $1.1 million or 10% from lube and other automotive services, and $0.9 or 8% from fuel and merchandise sales. Of the $10.9 million of revenues for the three months ended September 30, 2001, $8.9 million or 82 % was generated from car wash and detailing, $1.1 million or 10% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to a reduction in average wash and detailing revenues per car to $13.83 in the three months ended September 30, 2002 as compared to $14.54 in the third quarter of 2001. This decrease in average wash and detailing revenues per car was partially offset by a slight increase in volume in the three months ending September 30, 2002, as compared to the same period in 2001. The revenue reduction is largely the result of more aggressive coupon and discount promotions to encourage volume increases to the car wash facilities.

     Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. This amount is included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Division. Revenues for the three months ended September 30, 2002 were $1.0 million. Additionally, in August 2002 the Company purchased the inventory and certain assets of an electronic security device business. Revenues for this division were approximately $165,000 through September 30,2002.

Cost of Revenues

     Car Care Services

Cost of revenues for the three months ended September 30, 2002 were $8.1 million or 75% of revenues with car washing and detailing costs at 74% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the three months ended September 30, 2001 were $8.1 million, or 75% of revenues.

     Security Products

During 2001, pursuant to a Management Agreement, no costs were incurred by us. During the three months ended September 30, 2002, cost of revenues were $643,000 or 55% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2002 were $2.3 million compared to $1.7 million for the same period in 2001, an increase of approximately $0.6 or 35%. SG&A costs as a percent of revenues were 19.6% for the three months ended September 30, 2002 as compared to 15.7% in the third quarter of 2001. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Division in May 2002, which added $347,000 of SG&A costs in 2002, combined with an increase in certain credit card and bank charges and a significant increase in insurance costs. This increase was partially offset by a decrease in administrative salaries and certain office costs.

Depreciation and Amortization

Depreciation and amortization totaled $474,000 for the three months ended September 30, 2002 as compared to $684,000 for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives. This decrease is partially offset by increased depreciation expense as a result of recommencing operation of the security products division in May 2002.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2002, was $553,000 compared to $712,000 for the three months ended September 30, 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the three months ended September 30, 2002 was $82,000 compared to $289,000 for the three months ended September 30, 2001. The primary reason for the decrease is that the 2001 figure includes a $216,000 gain on the sale of a car wash facility in August 2001.

Income Taxes

We recorded a tax benefit of $65,000 for the three months ended September 30, 2002. This tax benefit reflects the recording of income taxes or income before cumulative effect of a change in accounting principle at an effective rate of 36%. The effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and the use of net operating loss carryforwards.

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

     Risks of Acquisitions and New Business Segments. One of our strategies has been to grow through acquisitions. We are currently examining acquisition candidates in the security products and the car care industry. To the extent we make acquisitions, our ability to identify suitable acquisition candidates, understand new businesses, and consummate acquisitions on financially favorable terms is a risk. Acquisitions involve risks inherent in assessing acquisition candidates' values, strengths, weaknesses, risks and profitability and risks related to the financing, integration and operation of acquired businesses, including:

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

     Listing on the Nasdaq National Market. On October 2, 2002, the Company was advised by Nasdaq that its common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rules. The Company has been provided 90 calendar days, or until December 31, 2002, to regain compliance with the Marketplace Rules by maintaining a bid price of the Company's common stock of at least $1.00 for a minimum of 10 consecutive trading days (or longer, at the discretion of Nasdaq). If the Company is unable to demonstrate compliance with the rule on or before December 31, 2002, Nasdaq will provide the Company with written notification that its securities will be delisted. The Company may appeal such a decision to a Nasdaq Listing Qualifications Panel, or it may apply to transfer its securities to the Nasdaq SmallCap Market ("SmallCap Market"). To transfer, the Company must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period for the minimum $1.00 bid price requirement. If the transfer application is submitted by December 31, 2002 and if the application is approved, the Company will be afforded the 180 calendar day SmallCap Market grace period or until March 31, 2003. The Company may also be eligible for an additional 180 calendar day grace period provided that it meets the initial listing criteria for the SmallCap Market under Marketplace Rules. Furthermore, the Company may be eligible to transfer back to the Nasdaq National Market if, by September 29, 2003, its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements on that market.

     In the event we are delisted from the Nasdaq SmallCap Market, our stock may be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

If our common stock regains compliance with the Marketplace Rules by December 31, 2002, it will still be subject to delisting if the stock does not maintain a minimum bid price of one dollar for thirty consecutive days after coming into compliance. If our stock is under $1.00 for thirty consecutive business days, we will be able to maintain our listing if during the next 90 day period, our stock maintains at least a minimum bid price of $1.00 for a ten consecutive day period. The ten day period required can be extended at the discretion of Nasdaq. In the event we are delisted from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of one dollar for thirty consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock does not maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we will receive a delisting notice from the Nasdaq SmallCap Market.

     We have reported net losses in the past. We have reported net losses and working capital deficits in the past, and we have expended substantial funds for acquisitions and equipment. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in a subsequent quarter in 2002 or in subsequent years that will have a material impact on earnings and equity of the Company. (See also Note 3, Change in Accounting Principle.)

     Risk related to borrowings. In connection with our operations and business growth, we anticipate that we will continue to have significant debt and interest charges. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. If our results are not sufficient to maintain the required ratios, we would be in default of our loan agreements.

     Our business plan poses risks for us. One of our business objectives is to continue to develop as a full service, integrated car care business through acquisitions and through the internal development of our car wash facilities. Our business plan is to also grow our consumer security products division through acquisitions and internal development of security products. This strategy involves a number of risks, including:

          i.   risks associated with growth;
          ii.  risks associated with acquisitions; and
          iii. risks associated with the recruitment and development of management and operating personnel.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

     We have a limited operating history regarding some of our business segments. We recently expanded our security products by adding a digital camera and recorder product line. We are incurring expenses to develop the new line without having tested the size of the market of the new line.

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

     We may not be able to integrate businesses we acquire. Our strategy is to achieve economies of scale and brand name recognition in part through acquisitions that increase our size. We cannot give assurance that we will be able to acquire businesses or that our efforts to integrate acquired operations will be effective or that we will realize expected results. Our failure to achieve any of these results could have a material adverse effect on our business and results of operations.

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

     We must maintain our car wash equipment. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment found in car washes results in frequent mechanical problems. If we fail to adequately maintain our sites, we would lose volume resulting in a loss of revenue.

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

     We face significant competition in the car care segment. The extent and kind of competition that we face varies. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. Because barriers to entry into the car care industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. We also face competition from outside the car care industry, such as gas stations and convenience stores, that offer automated car wash services. In some cases, these competitors may have greater financial and operating resources than we have. In our car wash businesses, we face competition from a number of sources, including regional and national chains, gasoline stations, gasoline companies, automotive companies and specialty stores, both regional and national.

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

Item 4.  Controls and Procedures

At the beginning of the third quarter of 2002, in response to recent legislation and additional requirements, an evaluation of the effectiveness of the Company's internal control structure and disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company's Chief Executive Officer and Chief Financial Officer. As a result of such review, we implemented changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our disclosure committee, including our Chief Executive Officer and Chief Financial Officer on a regular basis, in particular during the period in which periodic reports under the Securities Exchange Act of 1934 are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on October 9, 2002, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures were operating effectively and as designed. Refer to the certifications by the Company's Chief Executive Officer and Chief Financial Officer following the signature page of this report.

We presented the results of our most recent evaluation of our disclosure controls and procedures to the Audit Committee of the Board of Directors. Based on such evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are adequate to insure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found in Note 7, Commitments and Contingencies, to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of Mace Security International, Inc. was held on September 12, 2002. The following proposals were submitted to a vote:
(i) to approve for a one-year term the Election of Directors, expiring at the next Annual Meeting, and (ii) to ratify the appointment of Grant Thornton LLP as Mace's independent auditors for fiscal year 2002. Both proposals were adopted by the shareholders. The voting was as follows:

                                                Votes With-                    Broker
                                   Votes For  held or Against   Abstentions   Non-Votes
                                  ----------  ---------------   -----------   ---------
Directors:
----------
Louis D. Paolino, Jr.             22,129,784          500,907            -           -
Mark S. Alsentzer                 22,010,996          619,695            -           -
Jon E. Goodrich                   22,169,784          460,907            -           -
Robert M. Kramer                  22,169,784          460,907            -           -
Richard B. Muir                   22,169,784          460,907            -           -
Matthew J. Paolino                22,129,784          500,907            -           -
Constantine N. Papadakis, Ph.D.   22,169,784          460,907            -           -

Ratify appointment of Grant
   Thornton LLP                   22,553,511           58,520       18,660           -

Item 5.  Other Information

In addition to the Chief Executive Officer and Chief Financial Officer Certifications required by Section 302 of the Sarbanes-Oxley Act which are attached to this report following the signature page, the Company has submitted to the Securities and Exchange Commission as correspondence accompanying this report the Chief Executive Officer and Chief Financial Officer Certifications required by Section 906 of that Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               *10.143 Asset Purchase Agreement dated as of August 12, 2002, by and among Micro-Tech Manufacturing, Inc. and Moshe Luski on the one hand, and Mace Security Products, Inc., a wholly owned subsidiary of Mace Security International, Inc.

                10.144 Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation.

               * Incorporated by reference as indicated in the Company's current report on Form 8-K.

         (b)   Current Reports on Form 8-K or 8-K/A:

               On August 14, 2002, the Company filed a report on Form 8-K dated August 14, 2002, under Item 9, to report the submission in conjunction with the filing of the Company's Form 10-Q for the quarter ended June 30, 2002, unqualified certificates as required under Section 906 of the Sarbanes-Oxley Act of 2002.

               On August 22, 2002, the Company filed a report on Form 8-K dated August 12, 2002, under Item 2 to report the acquisition of the assets of Micro-Tech Manufacturing, Inc. by Mace Security Products, Inc., a wholly owned subsidiary of the Company. In accordance with the applicable regulations under the Securities and Exchange Act of 1934, the Company has concluded that Securities and Exchange Act rules do not require the filing of financial statements with respect to the acquired company.

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

              Mace Security International, Inc.

              BY:  /s/ Louis D. Paolino, Jr.
                   --------------------------------------------
                   Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

              BY:  /s/ Gregory M. Krzemien
                   ----------------------------------------
                   Gregory M. Krzemien, Chief Financial Officer

              BY:  /s/ Ronald R. Pirollo
                   ----------------------------------------------
                   Ronald R. Pirollo, Controller (Principal Accounting Officer)



DATE:   November 12, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis D. Paolino, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mace Security International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Louis D. Paolino, Jr.
    ---------------------
Louis D. Paolino, Jr.
Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory M. Krzemien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mace Security International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gregory M. Krzemien
    --------------------
Gregory M. Krzemien
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.144 Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation.