Form 10-K
period 2002-12-31
MACE SECURITY INTERNATIONAL INC
filed 2003-03-19
CIK 912607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the year ended December 31, 2002                Commission File No. 0-22810

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

                     Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ___
                                              ---
         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on March 13, 2003, was approximately $7,446,204. (Reference is made to page15 herein for a statement of assumptions upon which this calculation is based.) The Company does not have any non-voting stock.

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 13, 2003 was 12,414,234.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Mace Security International, Inc. ("the Company" or "Mace") was incorporated in Delaware on September 1, 1993. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants have been retroactively restated to reflect the reverse split, unless otherwise noted.

Our operations are currently conducted through two segments: car and truck washes, and security products. Since July 1999, our full service car and truck wash segment has generated most of our revenue and profit. Through the Security Products Segment, we produce for retail sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. Before July 1999, this segment's main business was the production and sale of less-than-lethal defense sprays and other consumer safety and personal security products.

On July 1, 1999, we merged American Wash Services, Inc., a company that was engaged in the business of acquiring and operating car wash facilities, into a wholly-owned subsidiary of Mace Security International, Inc.

During 2000, 2001 and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, Inc., an entity controlled by Jon E. Goodrich, a director of the Company, operated the Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment, which at the time produced only the consumer safety and personal defense products. With the acquisition of certain of the assets and operations of Micro-Tech, Inc. ("Micro-Tech"), a manufacturer and retailer of electronic security and surveillance devices on August 12, 2002, we added an additional business unit to our Security Products Segment.

On July 9, 1999, we acquired all the outstanding common stock of Innovative Control Systems, Inc. ("ICS"), a developer of point-of-sale systems for the car wash and oil and lubrication industries. On June 2, 2000, we sold ICS, and accordingly, all results of ICS's operations have been classified as "discontinued operations."

The Company's periodic reports as filed with the Securities and Exchange Commission can be found on the Company's website at www.mace.com.

LINES OF BUSINESS

         Car and Truck Wash Segment. The Company, through its subsidiaries, owns and operates 55 car washes and five truck washes. We operate 15 car wash locations in the region surrounding Philadelphia, Pennsylvania, some of which are located in New Jersey, Pennsylvania and Delaware. We also operate six car wash locations on the west coast of Florida, in and near the Sarasota, Florida area, 14 car wash locations in the Phoenix, Arizona area, and 20 car wash locations in Texas. We also own five truck washes located in Arizona, Indiana, Ohio and Texas. Except for 11 of the Philadelphia-region car washes, which provide only exterior washing, and two of the Texas-region locations, which represent a self serve wash facility and a lube facility, the rest of our locations are full service car washes. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.

Our typical car or truck wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional extra services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (offered at 42 locations), oil and lubrication services (offered at 11 locations), gasoline dispensing services (offered at 21 locations), state inspection services (offered at seven locations), convenience store sales (offered at one location), and merchandise store sales (offered at 42 locations). Our truck wash facilities provide washing and waxing services for tractor-trailer and fleet transport vehicles. These services are provided by hand. While certain acquisitions were pending in 2000, we managed several car wash locations under operating agreements pursuant to which we were entitled to all profits generated by those locations. Car wash and ancillary services provided 94.5%, 99.5%, and 99.5% of our revenues in fiscal years 2002, 2001 and 2000, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States. For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Security Products Segment. The Security Products Segment is comprised of two operating divisions: the Consumer Products Division and the Electronic Surveillance Products Division. The Consumer Products Division designs, markets and sells consumer products for use in home and automobile protection and for personal and child protection, including a line of defense sprays, personal alarms, whistles, door jammers, and window and door lock alarms. The defense sprays include tear gas sprays, pepper sprays and sprays with both tear gas and pepper solution. The Electronic Surveillance Products include digital surveillance cameras, DVR recorders, speed domes and controllers, quad processors, multiplexers, monitors, electronic detection devices, devices which allow cameras to be remotely panned and tilted, and electronic recorders. The cameras are offered in weatherproof, black and white, and color models. Certain of the camera models also record audio. The digital video recorders are offered in models which can simultaneously record with four cameras, eight cameras or 16 cameras.

Substantially all of the manufacturing processes for the Consumer Products Division are performed at the Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company and packaged on-site at the Vermont facility. Operating results of the KinderGard(R) product line are immaterial at this time. Mace Anti Crime Bureau(R) ("MACB"), part of the Consumer Products Division, develops and markets security products and literature for the domestic and foreign financial community, including a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos and crisis response materials. MACB markets to domestic and foreign financial institutions and related businesses throughout the world through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisement in trade publications.

In the first quarter of 2000, we entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Security Products Segment and receive all profits or losses during the term of the Management Agreement. We retained the ownership of all of the business assets. The Management Agreement was extended under several amendments, and terminated on April 30, 2002. Under the Management Agreement, Mark Sport paid us $20,000 per month. Additionally, Mark Sport paid us an amount equal to the amortization and depreciation on the assets of the division. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment.

With the acquisition of certain of the assets of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices on August 12, 2002, the Company added the Electronic Surveillance Products Division to its Security Products Segment. The Company has contracted with equipment manufacturers in Korea and China to manufacture system components in accordance with our specifications and in branded packaging suitable for direct sale to consumers or distributors. As with all new business undertakings, there are numerous risks associated with the new business unit that may prevent the Company from operating it profitably. (See Risk Factors, page 8.) The Company has only recently begun its sales efforts for the Electronic Surveillance Products.

The Security Products Segment provided 5.5%, 0.5%, and 0.5% of our revenues in fiscal years 2002, 2001 and 2000, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

         Point-of-Sale Systems and Software Sales and Development. On July 9, 1999, we acquired ICS in exchange for 604,000 (pre-reverse split) shares of Company common stock and the assumption of $750,000 of debt. From July 1999 to June 2000, ICS was involved in the development, marketing and sale of automated point-of-sale control systems that are used to monitor, manage and analyze car wash systems and lubrication centers. On June 2, 2000, we sold ICS. Accordingly, all results of ICS operations have been classified as "discontinued operations."

BUSINESS STRATEGIES

Car and Truck Wash Business.

         Internal Growth. We believe that we can achieve internal growth, principally from additional sales into our current markets, by providing superior service and through our existing marketing efforts. To improve market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely use car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and
(iii) concerns about scratches and other adverse effects from the automated wash process. We believe that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, we can increase consumer participation rates and generate significant internal growth from existing locations. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist.

         Operating Efficiency. We have reduced the total operating expenses of our owned businesses by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance, and communications. We train our operating personnel to emphasize customer service, labor efficiency, safe operations and sales of add-on and ancillary services. Location managers are trained to implement our standardized service menu option list and high-margin service add-ons at each of our locations.

         Acquisitions. From May 1999 through December 2000, and including our merger with American Wash Services, Inc., we acquired 62 car wash facilities and five truck wash facilities through the acquisition of 17 separate businesses. Seven car wash facilities have been divested or closed. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area.

We will continue to acquire car washes when we can do so on advantageous terms. In evaluating potential acquisitions, we will consider: (i) the potential for operating cost reductions, revenue growth through advertising, and managerial efficiencies; (ii) the commercial viability and underlying real estate value of each location; (iii) the potential for geographic diversification throughout the United States; and (iv) other relevant factors. At the present time, we are not in negotiations with any parties regarding potential acquisitions.

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

We did not complete any car or truck wash acquisitions in 2001 or in 2002. During 2000, we acquired three car care companies and a truck wash company.

                                                       Completed Acquisitions
                                                 January 1, 2000-- December 31, 2000

                                                  Date Acquired
Company                                        (Accounting Method)            Location           Principal Business
-------                                         -----------------             --------           ------------------
Red Baron Truck Washes, Inc.                  March 24, 2000            Arizona, Indiana,        Five Truck Washes
                                              (Purchase)                Texas and Ohio

Sparsupco, Inc. (the "Beneva Car Wash")       June 5, 2000              Sarasota, Florida        Full Service Car Wash
                                              (Purchase)

Superstar Kyrene                              July 10, 2000             Phoenix, Arizona         Full Service Car Wash
                                              (Purchase)

Blue Planet Car Wash                          July 26, 2000             Dallas, Texas            Full Service Car Wash
                                              (Purchase)

Security Business.

         Internal Growth. The Security Products Segment designs, markets and sells the Consumer Products and the Electronic Surveillance Products. For the year ended December 31, 2002, revenue from the Security Products Segment was $2,471,000. During 2002 we only sold our defense sprays to the consumer market. The Company is prohibited from selling defense sprays to the law enforcement market, under a non-competition agreement with Armor Holdings, Inc., until July 14, 2003. We believe that the total consumer defense spray market is approximately $10 million to $12 million a year and that the law enforcement market is approximately $5 million in revenue per year. We do not expect to be able to significantly increase our market share of the consumer defense spray market.

With the acquisition of certain of the assets of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices on August 12, 2002, the Company added the Electronic Surveillance Products to its Security Products Segment. Though the Company has only recently begun its sales efforts for the Electronic Surveillance Products, the Company believes that in 2003 its Security Products Segment can achieve internal growth through the sale of the new Electronic Surveillance Products.

         Operating Agreements and Acquisitions. During 2000 and 2001, we did not directly market or sell the Consumer Product Division's line of personal safety and security devices. All marketing and sales were done by Mark Sport under a Management Agreement, until it expired on April 30, 2002, at which time the Company recommenced marketing efforts.

In August 2002, the Company acquired the inventory, certain other assets and the operations of Micro-Tech, a manufacturer and retailer of small and miniature electronic security devices. At the present time we are not evaluating or seeking to make any acquisitions for the Security Products Segment. However, we would entertain a Security Products Segment acquisition if one became available on advantageous terms. In evaluating potential acquisitions, we will consider:
(i) the potential for operating cost reductions, (ii) marketing advantages by adding new products to the Mace(R) brand name, (iii) market penetration of existing products; and (iv) other relevant factors.

As consideration for future acquisitions, we intend to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance future acquisitions through funds provided by operations, loans and the proceeds of possible future equity sales.

MARKETING

         Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct-mail marketing programs and radio and television advertisements. We spend 2% to 3% of regional revenue on regional advertising campaigns. We have a diverse customer base, with no single customer accounting for five percent or more of our consolidated revenues for the fiscal year ended December 31, 2002. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

         Security Products Segment. During 2000 and 2001, we did not directly market the Consumer Products Division's line of personal safety and security devices. All marketing and sales were done by Mark Sport under a Management Agreement until it expired on April 30, 2002, at which time the Company recommenced marketing efforts. The Consumer Products are available for purchase at mass merchant/department stores, gun shops, sporting goods stores, hardware, auto, convenience and drug stores. Each market category of the Consumer Products Division is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Consumer Products are also available for purchase directly through a catalog, trade publication advertising, an internet website and promotions at industry trade shows. Mail orders, internet orders and specialty accounts are handled directly by the Company.

Our marketing efforts for the Electronic Surveillance Products have just recently commenced. Most of the products will be in our warehouse available for shipping by the end of the first quarter of 2003. Our Electronic Surveillance Products contain two separate lines which are developed for two distinct markets: professional installers who sell and install systems, and consumers who will directly purchase the equipment. The professional line will be sold through a catalog, walk-up sales from our Hollywood, Florida warehouse facility, and through dealer networks which we intend to develop. Our consumer lines will be sold primarily through mass merchants and spy shops. Our marketing efforts have recently commenced; however, no assurance can be given that our planned marketing will succeed.

         Point-of-Sale and Software Segment. Having sold ICS, we no longer market the point-of-sale systems manufactured by ICS.

PRODUCTION AND SUPPLIES

         Car and Truck Wash Segment. We do not manufacture any of the car or truck wash equipment and supplies which we use. There are numerous suppliers of the equipment and supplies required by our car and truck wash operations.

         Consumer Products Division. Substantially all of the manufacturing processes for the Consumer Products are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line and its MaceCash dye pack bag are primarily manufactured by unrelated companies and packaged on-site at the Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong beneficial long-term relationships with many of our suppliers including the following:
Allplax, Inc., Moldamatic, Inc., Piper Impact, Inc., Amber International, Inc. and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles, alarms, and window and door locks, among others.

         Electronic Surveillance Products Division. All of the Electronic Surveillance Products are manufactured in Asia, principally Korea and China, by OEM manufacturers. The Electronic Surveillance Products are manufactured to our specifications, labeled, packaged and shipped ready for sale to our warehouse in Hollywood, Florida.

COMPETITION

         Car and Truck Wash Segment. The car care industry is a highly fragmented industry comprised of many large and small private businesses. At any of our wash locations, our main competitors are privately owned car washes which may, in many instances, be located near our car washes. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. We also face competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Because barriers to entry in the general car care industry are relatively low, competition may arise from new sources not currently competing with us. We compete with other regional and national car wash chains including Wash Depot Holdings, Inc., Car Wash Partners, Car Wash of America, Car Spa and Oasis Car Wash.

         Security Products Segment. The Consumer Products Division faces intense competition in the security products consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While we continue to offer defense spray products that we believe distinguish themselves through brand name recognition, superior product features and formulations, and research and development, this division has experienced a sales decline for these products. We attribute this decline not only to the strong competition, but also to lower demand in general.

Our Electronic Surveillance Products Division faces competition from many larger companies such as Sony, Panasonic, and others. A number of these competitors have significantly greater financial, marketing, and other resources than the Company. The Company also competes with numerous well-established smaller, local or regional firms. Increased competition from these companies could have an adverse effect on the Company's Electronic Surveillance Products Division.

TRADEMARKS AND PATENTS

         Car and Truck Wash Business. We own a registered service mark for Super Bright(R) effective October 30, 2001. We have selected Super Bright(R) as our brand name for regions which do not have a well recognized name. During 2002, we upgraded the signage and appearance of many of our car wash facilities while branding our Pennsylvania, San Antonio and Lubbock locations as Super Bright(R).

         Security Products Segment. Mace Security International, Inc. began marketing products in 1993 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. We exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both markets. We also have various other patents and trademarks for the devices we sell including, trademarks and patents for the Big Jammer(R) door brace, Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), Auto Alert(TM), Screecher(R), Peppergard(R), Slam(R), Mace (Mexico)(R), Viper(R) defense spray, KinderGard(R), Zip-a-Babe(R), Hand-n-Hand(R), Safe-T-Zip(R) and TG Guard(R). The TG Guard(R) Security Protection System is designed to move disruptive inmates out of an affected area without sending in correctional officers who could be harmed or taken hostage. TG Guard(R) accomplishes this with a strategic arrangement of chemical agent dispensers installed in ceiling or elevated fixtures. The system is capable of eliminating internal or external disturbances at correctional facilities and other high risk, high security facilities. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit.

In July 1998, in connection with the sale of our Law Enforcement division, we transferred our Mace (R) brand trademark and all related trademarks and a patent (No. 5,348,193) to our wholly-owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99 year license to use the Mace (R) brand, certain other such trademarks and the patent in the Law Enforcement Market only.

The Company is in the process of completing appropriate filings to expand the Mace (R) trademark to cover the new Electronic Surveillance products.

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

         Car and Truck Wash Segment. We are subject to various local, state and federal laws regulating the discharge of pollutants into the environment. We believe that our operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect our competitive position. Three major areas of regulation facing us are disposal of lubrication oil at our oil change centers, the compliance with all underground storage tank laws in connection with our gasoline sales and the proper recycling and disposal of water used in our car and truck washes. We use approved waste-oil haulers to remove our oil and lubricant waste. Before acquiring a gasoline dispensing site, we investigate it to verify that any underground storage tanks are in compliance with all legal requirements. We recycle our waste water and where we have proper permits it is disposed of into sewage drains. Approximately 70% of the detergent and wax products used in the car wash are recycled at sites where a built-in reclaim system exists.

         Security Products Segment. The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. However, in most states, sales to minors are prohibited and in several states (MA, MI, NE, NY, WI), sales of defense sprays are highly regulated. On January 1, 1996, California eased restrictions on defense sprays. On November 1, 1996, New York lifted an overall ban on defense sprays allowing for the sale of oleoresin capsicum (OC) pepper sprays in licensed pharmacies and licensed gun stores only. Massachusetts requires both users and sellers to be licensed. Wisconsin allows the sale of OC pepper sprays only and they must be sold from behind a counter or under glass. Michigan does not permit sales of chloroacetophenone (CN) sprays. Nevada permits sales of orthochlorobenzalmalononitrile (CS) sprays only. We have been able to sell our defense sprays within the guidelines set by state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the results of our Consumer Products Division. We believe we are in material compliance with all federal, state, and local environmental laws.

RESEARCH AND DEVELOPMENT

         Car and Truck Wash Segment. There were no research and development expenditures within the car and truck wash segment.

         Security Products Segment. We have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. We spent approximately $4,000 on research and development in 2002. Our Electronic Surveillance Products have been developed by our staff in Hollywood, Florida, working in conjunction with certain OEM manufacturers. We have spent $6,000 in developing the Electronic Surveillance Products in 2002.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include Property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate with an umbrella policy which provides coverage up to $25,000,000. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated parties. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability and workers' compensation policies, we are required to set aside a certain amount of cash in a restricted "loss fund" account for the payment of our deductible obligations under the policies. We expect to fund these accounts annually as required by the insurance company with any unused deposited funds returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $220,000 at December 31, 2002. The Company records monthly an expense for losses below the deductible limits based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

All of our car wash and truck wash business is conducted in the United States. Approximately 6% of the 2002 revenue from our Security Products Segment was derived from customers outside of the United States. Our Electronic Surveillance Products are manufactured in Asia. We do not believe we are currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of March 13, 2003, we had approximately 1,500 employees, of which approximately 1,456 were employed in the car and truck wash segment, 23 employed in the security products segment, 16 in corporate clerical, administrative and sales positions, and five in management. None of our employees is covered by a collective bargaining agreement.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

         Our business plan poses risks for us. Our business objectives include internally developing our Electronic Surveillance Products and acquiring additional car washes, if we can do it under advantageous terms. To date, we have spent or committed to spend approximately $2.2 million in developing our Electronic Surveillance Products Division including the acquisition cost of Micro-Tech, the purchase of our warehouse in Hollywood, Florida, and the cost of developing and purchasing our expanded inventory product line. To date, we have no significant sales of our Electronic Surveillance Products and are only now developing our distribution and sales network. As part of our business plan we may also develop or acquire additional car wash facilities. Our strategy involves a number of risks, including:

          i.   risks associated with growth;
          ii.  risks associated with acquisitions;
          iii. risks associated with the recruitment and development of management and operating personnel; and
          iv. risks of not being able to sell the Electronic Surveillance Products in the quantities we have ordered from OEM manufacturers.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

         We have reported net losses. We have reported net losses and working capital deficits, and we have expended substantial funds for acquisitions, equipment, and new business development. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in subsequent reporting periods that will have a material impact on earnings and equity of the Company. (See also Note 3 to Consolidated Financial Statements, Change in Accounting Principle.)

         Risk related to borrowings. Our bank debt as of December 31, 2002 was $33,312,000. Of the bank debt $8,812,000 is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At December 31, 2002, we were not in compliance with our consolidated debt coverage ratios related to our Bank One, Texas, N.A. ("Bank One") term notes, our GMAC notes payable and our Wachovia Bank N.A. ("Wachovia") note payable. At December 31, 2002, we were also not in compliance with a debt coverage ratio requirement related to certain Bank One notes payable with our subsidiary, Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes as of December 31, 2002 and through January 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to the Wachovia note payable. The Company is currently in compliance with the covenants as amended. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2002, and at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending March 31, 2003, June 30, 2003 and September 30, 2003. As of March 17, 2003, the preliminary operating results for the quarter ended March 31, 2003 through this date indicate that we should meet the required debt coverage ratio as of March 31, 2003; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2003. If we default on the Bank One covenants, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $8,424,000 currently recorded as long-term debt at December 31, 2002 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing of debt with other financial institutions. Although the Company believes that it will be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments will be attained or that the debt will be refinanced with other financial institutions at favorable terms.

         We have a limited operating history regarding our Electronic Surveillance Products Division. We recently expanded our line of security products by adding the Electronic Surveillance Products Division. We are incurring expenses to develop the new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic Surveillance Products that may prevent the Company from making them profitability, including, among others: risks associated with unanticipated problems in the acquired company; risks inherent with our management having limited experience in electronic security device marketing; risks relating to the size and number of competitors in the electronic security device market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; and risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic industry. We also expect that there will be costs related to product returns and warranties and customer support, that we cannot quantify or accurately estimate until we have more experience in operating the new business.

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

         Consumer demand for our car wash services is unpredictable. Our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. We cannot give assurance that consumer demand for car wash services will increase as our business expands, nor can we give assurance that consumer demand will maintain its current level.

         We must maintain our car wash equipment. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment, any car wash could become inoperable resulting in a loss of its revenue.

         Our car wash and car care services operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

            i. transportation, storage, presence, use, disposal and handling of hazardous materials and wastes;
            ii.  discharge of storm water; and
            iii. underground storage tanks.

If any of the previously mentioned substances were found on our property, including leased property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage and fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

         We face risks associated with our consumer safety products. We face claims of injury allegedly resulting from our defense sprays. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In the event a lawsuit is brought against us, we cannot give assurance that our insurance coverage will be sufficient to cover any judgments won. If our insurance coverage is exceeded, we will have to pay the excess liability directly.

         Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers. The current employment agreements of Messrs. Paolino, Kramer and Krzemien expire respectively on May 24, 2003, March 26, 2003 and March 26, 2003. Mr. Paolino is the Company's Chief Executive Officer; Mr. Kramer is the Company's Chief Operating Officer, General Counsel and Secretary; and Mr. Krzemien is the Company's Chief Financial Officer and Treasurer. The Company and the officers named above have not yet entered into negotiations concerning their continued employment after the terms of their employment agreements have expired.

       Listing on the Nasdaq National Market. Our common stock had a bid price of $1.03 at the close of the market on March 13, 2003. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of one dollar for thirty consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

On October 2, 2002, the Company was advised by Nasdaq that its common stock failed to maintain a pre-reverse split minimum bid price of $1.00 over the prior 30 consecutive trading days as required by the Nasdaq National Market under its Marketplace Rules. Nasdaq advised us that we had 90 days to maintain a bid price of at least one dollar for ten consecutive business days or we would be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending December 24, 2002, in part by completing a one-for-two reverse stock split on December 17, 2002. On December 30, 2002, the Company was advised by Nasdaq that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

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

       Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under
Item 1. Lines of Business. The 55 car wash facilities operated by us as of December 31, 2002 are situated on sites we own or lease. We own 42 and lease 13 of our car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

                                          Type of             Number of
      Locations/(1)/                     Car Wash/(2)/        Facilities
      ---------                          -------              ----------

      Philadelphia, Pennsylvania       Full Service                3
      Area                             Exterior Washes             3

      Southern New Jersey Area         Full Service                1
                                       Exterior Washes             7

      Smyrna, Delaware                 Exterior Wash               1

      Phoenix, Arizona Area            Full Service               14

      Dallas, Texas Area               Full Service                8
                                       Lube Only                   1
                                       Self Serve/Lube             1

      Austin, Texas                    Full Service                3

      Lubbock, Texas                   Full Service                3

      Sarasota, Florida Area           Full Service                6

      San Antonio, Texas               Full Service                4

     (1) The majority of our locations are owned except for the following number of locations which are leased:

         (i)   Philadelphia, Pennsylvania (3)
         (ii)  Southern New Jersey Area (1)
         (iii) Smyrna, Delaware (1)
         (iv)  Phoenix, Arizona Area (5)
         (v)   Dallas, Texas Area (3)

     (2) Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 42 locations), oil and lubrication services (offered at 11 locations), gasoline dispensing services (offered at 21 locations), state inspection services (offered at seven locations), convenience store sales (offered at one location) and merchandise store sales (offered at 42 locations).

We own real estate, buildings, equipment and other properties that we employ in substantially all of our car washes. We expect to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of our car washes are encumbered by first mortgage loans. Of the 55 car washes owned or leased by us as of December 31, 2002, 26 properties secure first mortgage loans totaling $31.9 million and 29 were not encumbered.

We also own and operate five truck wash facilities. We own the buildings and equipment at each of our truck washes, and lease the land for all of our truck wash facilities except for the Amarillo, Texas land which we own. One of our truck wash properties is encumbered by debt which as of December 31, 2002 totaled $331,000.

       Security Products Segment Properties. The operations of our Consumer Products Division, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. ("Vermont Mill") at an annual cost of $110,000. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company and President of Mark Sport. The operations of our recently acquired Electronic Surveillance Products Division are located in Hollywood, Florida. In November 2002, we purchased a 6,700 square foot building consisting of inventory warehouse space and future office space for administrative and sales functions. This new facility is secured by a first mortgage loan in the amount of $399,000. Prior to purchasing the Hollywood, Florida facility, we rented 1,000 square feet of space at a rate of approximately $1,400 per month.


ITEM 3.     LEGAL PROCEEDINGS

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

Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company's then lines of business to the plaintiffs. The suit also alleges that the Company violated a right of first refusal on sale granted to plaintiffs, when the Company entered into a Management Agreement with Mark Sport, Inc., to operate the Company's Consumer Products Division. The lawsuit requests $15 million in damages. Though the outcome of litigation is always uncertain, the Company believes that all of the claims are without merit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Stockholders of Mace Security International, Inc. was held on December 16, 2002. A proposal was submitted to approve an amendment to the Amended and Restated Certificate of Incorporation to effect a one-for-two reverse split of the outstanding shares of Mace's common stock. The voting, represented in pre-reverse stock split shares, was 21,981,693 votes for, 312,984 votes withheld or against, and 10,675 abstentions.

Executive Officers of the Registrant

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

There are no family relationships between any of the executive officers of the Company. The following table sets forth information regarding certain of our executive officers.

         Name                                        Age                       Position
         ----                                        ---                       --------
         Louis D. Paolino, Jr. ...............        46      Chairman of the Board, President, and Chief
                                                                  Executive Officer
         Robert M. Kramer ....................        50      Executive Vice President, Chief Operating Officer,
                                                                  General Counsel, and Secretary
         Gregory M. Krzemien .................        43      Chief Financial Officer and Treasurer
         Ronald R. Pirollo ...................        44      Chief Accounting Officer and Corporate Controller

Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 46 years old.

Robert M. Kramer has served as a director of the Company, and as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer since July 2000. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School. Mr. Kramer is 50 years old.

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a

B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 43 years old.

Ronald R. Pirollo has served as Chief Accounting Officer and Corporate Controller of the Company since May 1999. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting and an MBA from Villanova University. Mr. Pirollo is 44 years old.

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

On December 17, 2002, we effected a one-for-two reverse stock split. All information in the table below preceding the reverse split has been restated for the reverse split.

                                                HIGH      LOW
                                                ----      ---
Year Ended December 31, 2001
         First Quarter ..............           $2.69    $1.19
         Second Quarter .............            2.80     1.06
         Third Quarter ..............            2.42     1.60
         Fourth Quarter .............            2.00     1.24
Year Ended December 31, 2002
         First Quarter ..............           $2.88    $1.26
         Second Quarter .............            2.58     1.82
         Third Quarter ..............            2.18     1.50
         Fourth Quarter .............            3.00     1.00
Year Ended December 31, 2003
         First Quarter ..............           $2.02    $1.02
            (through March 13, 2003)

The closing price for our common stock on March 13, 2003 was $1.03. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, non-affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management.

As of March 13, 2003, we had 191 stockholders of record and approximately 1,629 beneficial owners of our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

Equity Compensation Plan Information

See the information contained under the heading "Equity Compensation Plan Information" within Item 11 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

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

Statement of Operations Data:                                                   Year ended December 31,
                                                   ----------------------------------------------------------------------------
                                                        2002           2001              2000             1999          1998
                                                   -------------   -------------    -------------     -----------   -----------
                                                                          (In thousands, except share information)
Revenues:
    Car wash and detailing services                $      36,696   $      39,859    $      37,812     $    17,073   $     4,420
    Lube and other automotive services                     4,219           4,487            4,869           2,693             -
    Fuel and merchandise sales                             3,217           3,638            5,061           2,092           346
    Security product sales                                 2,471               -                -           3,435         2,404
    Operating agreements                                      80             240              261             463             -
                                                   -------------   -------------    -------------     -----------   -----------
                                                          46,683          48,224           48,003          25,756         7,170

Cost of revenues:
    Car wash and detailing services                       25,674          27,417           26,856          11,137         2,599
    Lube and other automotive services                     3,301           3,446            3,789           1,992             -
    Fuel and merchandise sales                             2,802           3,234            4,472           1,708           238
    Security product sales                                 1,429               -                -           1,818         1,230
                                                   -------------   -------------    -------------     -----------   -----------
                                                          33,206          34,097           35,117          16,655         4,067

Selling, general and administrative expenses               8,499           7,366            7,303           5,753         1,873
Depreciation and amortization                              1,953           2,813            2,467           1,096           715
Costs of terminated acquisitions                              57             135              580               -             -
Merger costs                                                   -               -                -           1,875             -
Restructuring, asset impairment and change in
 control charges                                           1,165               -              138           1,519             -
                                                   -------------   -------------    -------------     -----------   -----------

Operating income (loss)                                    1,803           3,813            2,398          (1,142)          515

Interest expense, net                                     (2,219)         (2,885)          (3,013)         (1,033)         (285)
Other income                                                 327             514              408             205           284
                                                   -------------   -------------    -------------     -----------   -----------
(Loss) income from continuing operations before
 income taxes                                                (89)          1,442             (207)         (1,970)          514

Income tax (benefit) expense                                 (32)            534              (66)           (619)            4
                                                   -------------   -------------    -------------     -----------   -----------
(Loss) income from continuing operations                     (57)            908             (141)         (1,351)          510

Discontinued Operations:
    (Loss) gain from discontinued operations,
       net of applicable income taxes                          -               -             (265)             91          (737)
    Gain on disposal of ICS, net of applicable
       income tax expense                                      -               -              724               -             -
                                                   -------------   -------------    -------------     -----------   -----------

(Loss) income before cumulative effect of
    change in accounting principle                          (57)            908              318          (1,260)         (227)
Cumulative effect of change in accounting
    principle, net of tax benefit of $2,188               (5,733)              -                -               -             -
                                                   -------------   -------------    -------------     -----------   -----------
Net (loss) income                                  $      (5,790)  $         908    $         318     $    (1,260)  $      (227)
                                                   =============   =============    =============     ===========   ===========

Basic (loss) income per share
    From continuing operations                     $           -   $        0.07    $       (0.01)    $     (0.20)  $      0.12
    From discontinued operations                               -               -             0.04            0.01         (0.17)
                                                   -------------   -------------    -------------     -----------   -----------
    (Loss) income before cumulative effect of
      change in accounting principle                           -            0.07             0.03           (0.19)        (0.05)
    Cumulative effect of change in accounting
      principle                                            (0.46)              -                -               -             -
                                                   -------------   -------------    -------------     -----------   -----------
    Net (loss) income                              $       (0.46)  $        0.07    $        0.03     $     (0.19)  $     (0.05)
                                                   =============   =============    =============     ===========   ===========
Weighted average number of shares outstanding         12,630,964      12,724,282       12,238,421       6,579,577     4,170,873
                                                   =============   =============    =============     ===========   ===========

Diluted (loss) income per share
    From continuing operations                     $           -   $        0.07    $       (0.01)    $     (0.20)  $      0.12
    From discontinued operations                               -               -             0.04            0.01         (0.17)
                                                   -------------   -------------    -------------     -----------   -----------
    (Loss) income before cumulative effect of
      change in accounting principle                           -            0.07             0.03           (0.19)        (0.05)
    Cumulative effect of change in accounting
      principle                                            (0.46)              -                -               -             -
                                                   -------------   -------------    -------------     -----------   -----------
    Net (loss) income                              $       (0.46)  $        0.07    $        0.03     $     (0.19)  $     (0.05)
                                                   =============   =============    =============     ===========   ===========
Weighted average number of shares outstanding         12,630,964      12,742,122       12,238,421       6,579,577     4,182,053
                                                   =============   =============    =============     ===========   ===========

                                                                                Year ended December 31,
                                                         ----------------------------------------------------------------------
                                                             2002           2001          2000          1999           1998
                                                         ------------    ----------    -----------    ----------    -----------
                                                                                      (In thousands)
  Balance Sheet Data (at end of period):
  Working capital (deficit)                               $  (2,210)     $   4,809     $  (1,003)     $  (1,403)    $   5,761
  Intangible assets, net                                  $  14,389      $  21,132     $  22,024      $  21,752     $   1,021
  Total assets                                            $  96,288      $ 104,670     $ 106,131      $  98,115     $  15,926
  Long-term debt, including current maturities            $  33,312      $  34,349     $  36,685      $  32,784     $   5,158
  Stockholders' equity                                    $  57,669      $  63,856     $  62,877      $  56,568     $   9,316

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2002, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

The following discussion includes Forward Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed under Description of Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements included in Item 1 of this report.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are described below.

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

Revenue from the Company's Security Products Segment is recognized when shipments are made, or for export sales when title has passed.

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a reporting unit basis using undiscounted after-tax estimated cash flows or on an individual asset basis if the asset is held for sale. See Note 18 of the Notes to Consolidated Financial Statements for information regarding impairment charges incurred in respect to one full service car wash site in our Texas region and two in our Arizona region.

Goodwill

Prior to 2002, goodwill was amortized on a straight line basis over 25 years.

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 required that, within six months of adoption, the first phase of the goodwill transitional impairment testing be completed at the reporting unit level as of the date of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The transitional impairment testing was completed during the third quarter of 2002 and as of January 1, 2002 (See Note 3 of the Notes to Consolidated Financial Statements).

In accordance with SFAS 142, the Company also completed a 2002 annual impairment test as of November 30, 2002, and will be subject to impairment test each year thereafter and whenever there is an impairment indicator. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3 of the Notes to Consolidated Financial Statements). The Company cannot guarantee that there will not be impairments in subsequent years.

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

Introduction

Revenues

     Car Care Services

We own full service, exterior only and self-service car wash operations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2002 for the car care segment were comprised of approximately 83% car wash and detailing, 10% lube and other automotive services, and 7% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have and has had a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations mitigates the risk of adverse weather-related influence on our volume.

     Security Products

During 2000, 2001, and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, operated the Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment. Prior to the acquisition of Micro-Tech, the Company operated its Security Products Segment solely as the Consumer Products Division. The Company's Consumer Products operations manufacture and market personal safety, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company's car care facilities.

With the acquisition on August 12, 2002 of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, the Company added an additional division to its Security Products Segment. The Company has added security cameras, closed-circuit monitors, digital video recording devices and related electronic security components to its line of well-known personal security products. The Company is purchasing these items for resale from OEM manufacturers.

Cost of Revenues

     Car Care Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security Products

During 2000, 2001, and for the first four months of 2002, the Security Products Segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Beginning in May of 2002, cost of revenues consists primarily of costs to manufacture the security products including direct labor and related taxes and benefits, and raw material costs. It is anticipated that the new electronic surveillance device business unit acquired during the current year will incur costs related to product returns and warranties and customer support, but those were insignificant during the current year.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to 15 years, using the straight-line method. In 2000 and 2001, goodwill was amortized using the straight-line method over 25 years. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets, namely trademarks and service marks, determined to have indefinite useful lives, thereby eliminating approximately $900,000 in annual amortization expense.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. At December 31, 2002, there were no costs related directly to proposed acquisitions that were not yet consummated. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be imparied by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. We are marketing these sites for sale and have written down these assets to their estimated fair market values based on expected proceeds upon sale.

In 2000, we wrote down the value of our Berlin, New Jersey facility by $138,000 to reflect the sales price of those assets in January 2001.

Other Income

Other income consists largely of rental income received on renting out excess space at our car wash facilities along with gains and losses on the sale of property and equipment.

Income Taxes

Income tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of a change in accounting principle at effective rates of 36%, 37% and 32% for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, the income tax benefit related to the cumulative effect of change in accounting principle was recorded at an effective tax rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit's impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2002

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                      Year ended December 31,
                                                                              ---------------------------------------
                                                                                 2002           2001          2000
                                                                              ----------     ----------    ----------
Revenues                                                                           100.0%         100.0%        100.0%
Cost of revenues                                                                    71.1           70.7          73.2
Selling, general and administrative expenses                                        18.2           15.3          15.2
Depreciation and amortization                                                        4.2            5.8           5.1
Costs of terminated acquisitions                                                     0.1            0.3           1.2
Asset impairment charges                                                             2.5              -           0.3
                                                                              ----------     ----------    ----------
Operating income                                                                     3.9            7.9           5.0
Interest expense, net                                                               (4.8)          (6.0)         (6.3)
Other income                                                                         0.7            1.1           0.9
                                                                              ----------     ----------    ----------
(Loss) income from continuing operations before income taxes                        (0.2)           3.0          (0.4)
Income tax (benefit) expense                                                        (0.1)           1.1          (0.1)
                                                                              ----------     ----------    ----------
(Loss) income from continuing operations                                            (0.1)           1.9          (0.3)
Discontinued operations                                                                -              -           1.0
                                                                              ----------     ----------    ----------
(Loss) income before cumulative effect of change in accounting principle            (0.1)           1.9           0.7
Cumulative effect of change in accounting principle, net of tax benefit            (12.3)             -             -
                                                                              ----------     ----------    ----------
Net (loss) income                                                                  (12.4)%          1.9%          0.7%
                                                                              ==========     ==========    ==========

Revenues

   Car Care Services

Revenues for the year ended December 31, 2002 were $44.1 million as compared to $48.0 million for the year ended December 31, 2001, a decrease of $3.9 million or 8.1%. Of the $44.1 million of revenues for the year ended December 31, 2002, $36.7 million or 83% was generated from car wash and detailing, $4.2 million or 10% from lube and other automotive services, and $3.2 million or 7% from fuel and merchandise sales. Of the $48.0 million of revenues for the year ended December 31, 2001, $39.9 million or 83% was generated from car wash and detailing, $4.5 million or 9% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow and pollen in the first six months of 2002 and increased rainfall in the quarter ending December 31, 2002. The Company also experienced more challenging weather within its Texas region for the quarters ended September 30 and December 31, 2002. Overall car wash volume declined 8.4% in 2002 from 2001. In addition to these declines in volume, the Company experienced a slight reduction in average wash and detailing revenues per car to $13.89 in 2002, from $13.90 per car in 2001. Despite management's continued aggressive focus on selling detailing and additional on-line car wash services, more aggressive coupon and discount promotions to encourage volume reduced the average revenue per car. As to the decline in revenues from lube and other automotive services, we discontinued the practice of providing a free wash to lube customers, resulting in decreased lube revenues but benefitting our overall site gross margin performance. The decline in fuel and merchandise revenues is the result of instituting certain minimum gross margin criteria which reduced fuel sales and the sale of certain low margin merchandise.

Revenues for the year ended December 31, 2001 were $48.0 million as compared to $47.8 million for the year ended December 31, 2000, an increase of $0.2 million or 0.4%. Of the $48.0 million of revenues for the year ended December 31, 2001, $39.9 million or 83% was generated from car wash and detailing, $4.5 million or 9% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. Of the $47.8 million of revenues for the year ended December 31, 2000, $37.8 million or 79% was generated from car wash and detailing, $4.9 million or 10% from lube and other automotive services, and $5.1 million or 11% from fuel and merchandise sales. The net increase in total revenue in 2001 is attributable to a full year of revenue earned at two car washes and five truck washes we acquired during 2000; internal growth through a continued aggressive focus on selling detailing and additional on-line car wash services which increased the average wash and detailing revenue per car by 8.1% or $1.04 to $13.90 in 2001, from $12.86 per car in 2000. This increase was offset partially by a reduction in wash volumes due to the divestiture of two car wash sites during 2001, a temporary decrease in car wash volume in all of our regions due to the terrorist attacks against the United States on September 11, 2001, and slightly more rain and cloud days in certain of our operating regions in 2001. In 2001, approximately 44% of our operating days within our markets were rainy or cloudy as compared to 43% in 2000. Additionally, we experienced an approximate $1.8 million or 18% decline in lube services, fuel and merchandise sales. We discontinued the practice of providing a free wash to lube customers resulting in decreased lube revenues but improved overall site gross margin performance. The decline in fuel and merchandise gross revenues is the result of instituting certain minimum sale margin criteria which reduced gross fuel sales and the sale of certain low margin merchandise.

During a portion of 2000, we managed several car wash locations under operating agreements, under which we were entitled to all profits generated from the operation of those locations. The income earned under the agreements is shown as revenue net of related operating expenses. Gross revenue generated by the locations under operating agreements for 2000 was $857,000. No locations were operated under operating agreements during 2002 or 2001.

   Security Products

Pursuant to a Management Agreement, we earned $80,000, $240,000 and $220,000 in 2002, 2001 and 2000, respectively. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment. Revenues for 2002 for the Consumer Products Division were approximately $2.1 million. Additionally, in August 2002, the Company purchased the inventory and certain assets and operations of Micro-Tech, an electronic surveillance and security device business. Revenues for this business unit were approximately $373,000 in 2002.

Cost of Revenues

   Car Care Services

Cost of revenues for the year ended December 31, 2002 were $31.8 million or 72% of revenues with car washing and detailing costs at 70% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the year ended December 31, 2001 were $34.1 million, or 71% of revenues with car wash and detailing costs at 69% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues.

With only a slight decrease in average wash and detailing revenues per car in 2002 and our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we experienced only a one percentage point reduction in wash and detailing gross margins in 2002 despite the 8% volume decline previously noted. We also experienced a slight increase in our direct wash and detailing labor costs as a percent of car wash and detail revenues to 48% in 2002 as compared to 47% in 2001 as a result of the volume decline.

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

   Security Products

During 2000, 2001 and for the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. Cost of revenues were $1.4 million or 58% of revenues for the period during 2002 that we operated this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2002 were $8.5 million compared to $7.4 million for the same period in 2001, an increase of approximately $1.1 million or 15%. SG&A costs as a percent of revenues were 18.2% for 2002 as compared to 15.3% in 2001. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Segment in May 2002, which along with the acquisition of Micro-Tech added a combined $1.0 million of SG&A costs in 2002. We also experienced an increase in certain credit card and bank charges and a significant increase in insurance costs. These increases were partially offset by a decrease in administrative salaries and certain office costs.

Selling, general and administrative expenses for the year ended December 31, 2001 were $7.4 million compared to $7.3 million for the year ended December 31, 2000, an increase of $0.1 million, or 0.9%. Most of this increase is a result of SG&A costs incurred at the six additional locations acquired during 2000 and three sites transitioned from operating agreements to being owned. The remainder of the increase is primarily the result of increases in advertising, insurance costs and business taxes. This increase was partially offset by a reduction of administrative costs as a result of efficiencies gained through consolidating all of our regional back office activity into the Mt. Laurel, New Jersey corporate office.

Depreciation and Amortization

Depreciation and amortization totaled $2.0 million for the year ended December 31, 2002 as compared to $2.8 million for 2001. This decrease is primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives. This decrease of approximately $900,000 in amortization costs is partially offset by increased depreciation expense as a result of recent property and equipment purchases and recommencing operation of the Security Products Segment in May 2002.

Depreciation and amortization totaled $2.8 million for the year ended December 31, 2001 as compared to $2.5 million for the same period in 2000, an increase of 14%. This increase is primarily the result of a full year of depreciation and amortization in 2001 on assets acquired through acquisitions during 2000.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. During 2002 and 2001, the costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $57,000 and $135,000, respectively. These costs, which principally related to several possible acquisitions we pursued outside the car wash industry, are primarily related to due diligence costs. In 2000, costs of previously capitalized expenditures principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. We terminated the Wash Depot Merger Agreement on September 30, 2000, as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions in 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be imparied by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. We are marketing these sites for sale and have written down these assets to their estimated fair market values based on expected proceeds upon sale.

In 2000, we wrote down the value of our Berlin, New Jersey facility by $138,000 to reflect the sales price of those assets in January 2001.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2002, was $2.2 million compared to $2.9 million for 2001. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

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

Other Income

Other income for 2002 was $327,000 compared to $514,000 for 2001. The primary reason for the decrease is that the 2001 figure includes a $216,000 gain on the sale of a car wash facility in August of 2001.

Other income for the year ended December 31, 2001 was $514,000 compared to $408,000 for the year ended December 31, 2000, an increase of $106,000. This increase was primarily due to a pre-tax gain of approximately $216,000 on the sale of our facility in Morrisville, Pennsylvania in 2001, offset partially by a reduction in certain rental income in 2001.

Income Taxes

We recorded income tax (benefit) expense from continuing operations of $(32,000), $534,000, and $(66,000) for the years ended December 31, 2002, 2001 and 2000, respectively. Income tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of change in accounting principle at effective rates of 36%, 37% and 32% for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded an income tax benefit related to the cumulative effect of a change in accounting principle of approximately $2.2 million for the year ended December 31, 2002. The income tax benefit reflects an effective rate of 36% for the impairment in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

At December 31, 2002, we had approximately $15.5 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $14.3 million from continuing operations and $1.2 million from acquired net operating losses attributable to the Colonial Full Service Car Wash, Inc. acquisition.

Liquidity and Capital Resources

   Liquidity

Cash and cash equivalents were $6.2 million at December 31, 2002. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 37% at December 31, 2002, 35% at December 31, 2001, and 37% at December 31, 2000.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic surveillance products business, and for equipment purchases and upgrades for our car care segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company's stock improves.

As of December 31, 2002, we had negative working capital of approximately $2.2 million. At December 31, 2001, working capital was $4.8 million and cash and cash equivalents were $6.6 million. The change in working capital at December 31, 2002 is primarily attributable to the reclassification of approximately $6.4 million of 15 year amortizing loans from long term to current liabilities as a result of these loans being due in July 2003 and November 2003. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of two loans in February 2003 totaling $4.7 million for a five year period, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

We estimate aggregate capital expenditures for our car care segment, exclusive of acquisitions of businesses, of approximately $500,000 for the year ending December 31, 2003. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. We financed a portion of the $505,000 purchase price of this building with a long term mortgage of approximately $400,000. In addition to the purchase of the electronic surveillance products business and facility, we will also expend significant cash for the purchasing of inventory as we introduce new electronic surveillance products and for improvements to the new building. We estimate we will spend approximately $1 million for our initial inventory of electronic surveillance products through the first quarter ending March 31, 2003 and approximately $100,000 for capital improvements to the recently purchased building through the second quarter ending June 30, 2003.

   Debt Capitalization and Other Financing Arrangements

At December 31, 2002, we had borrowings of approximately $33.3 million. We had three letters of credit outstanding at December 31, 2002, totaling $525,000 as collateral relating to workers' compensation insurance policies. Additionally, we had four commercial letters of credit outstanding at December 31, 2002 totaling $552,000 for the purchase of inventory for our new electronic surveillance products business. We maintain a revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At December 31, 2002, we were not in compliance with our consolidated debt coverage ratios related to our Bank One, Texas, N.A. ("Bank One") term notes, our GMAC notes payable and our Wachovia Bank N.A. ("Wachovia") note payable. At December 31, 2002, we were also not in compliance with a debt coverage ratio requirement related to certain Bank One notes payable with our subsidiary, Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes as of December 31, 2002 and through January 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to the Wachovia note payable. The Company is currently in compliance with the covenants as amended. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2002, and at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending March 31, 2003, June 30, 2003 and September 30, 2003. As of March 17, 2003, the preliminary operating results for the quarter ended March 31, 2003 through this date indicate that we should meet the required debt coverage ratio as of March 31, 2003; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2003. If we default on the Bank One covenants, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $8,424,000 currently recorded as long-term debt at December 31, 2002 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing of debt with other financial institutions. Although the Company believes that it will be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments will be attained or that the debt will be refinanced with other financial institutions at favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the car care segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows: 2003 - $1.5 million; 2004 - $1.5 million; 2005 - $1.1 million; 2006 - $759,000; 2007 - $665,000; and thereafter - $2.4 million.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2002 (in thousands):

                                                                          Payments Due By Period
                                             --------------------------------------------------------------------------------
                                                                                   2004 -           2006 -
Contractual Obligations                          Total            2003             2005             2007          Thereafter
                                             ------------     ------------     ------------     ------------     ------------
Long-term debt, including capital leases     $     33,312     $      8,812     $      6,806     $      3,475     $     14,219

Minimum operating lease payments                    7,906            1,502            2,576            1,425            2,403
                                             ------------     ------------     ------------     ------------     ------------
                                             $     41,218     $     10,314     $      9,382     $      4,900     $     16,622
                                             ============     ============     ============     ============     ============

                                                                       Amounts Expiring Per Period
                                             --------------------------------------------------------------------------------
                                                                                   2004 -           2006 -
Other Commercial Commitments                     Total            2003             2005             2007          Thereafter
                                             ------------     ------------     ------------     ------------     ------------
Line of Credit                               $        500     $        500(1)  $          -     $          -     $          -

Standby Letters of Credit                           1,077            1,077                -                -                -
                                             ------------     ------------     ------------     ------------     ------------
                                             $      1,577     $      1,577     $          -     $          -     $          -
                                             ============     ============     ============     ============     ============

   (1) There were no borrowings outstanding under the Company's line of credit at December 31, 2002.

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12.0 million. The master facility agreement expired on February 20, 2003. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. There were no purchased shares in 2002.

   Cash Flows

Operating Activities. Net cash provided by operating activities totaled $3.3 million for the year ended December 31, 2002. Cash provided by operating activities in 2002 was impacted by a mild winter and a spring with low pollen in our Northeast operating region, and unusually high precipitation throughout the majority of the year, especially in our Texas and East operating regions.

Investing Activities. Cash used in investing activities totaled $1.1 million for the year ended December 31, 2002. The use of cash in 2002 reflects $682,000 for capital expenditures relating to ongoing car care operations, $171,000 for ongoing security products operations and $217,000 expended for the acquisition of our new Electronic Surveillance Products business in August 2002.

Financing Activities. Cash used in financing activities was $2.7 million for the year ended December 31, 2002. This reflects routine principal payments on debt of $2.2 million and $422,000 for the purchase and retirement of shares of our common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by extended periods of inclement weather. In particular, long periods of rain and cloudy weather adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has mitigated the risk of unfavorable weather patterns by having operations in diverse regions.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices or equity prices.

Interest Rate Exposure

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. All of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. Therefore, a one percent increase in the prime rate would not have a material effect on the fair value of our variable rate debt at December 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent certified public accountants and Consolidated Financial Statements are included in Part III, ITEM 14. of this Report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2000, we selected the international accounting firm of Grant Thornton LLP to serve as our new independent accountants for the audit of the Company's Consolidated Financial Statements for the year ended December 31, 1999. The appointment of Grant Thornton LLP as continuing auditors for the years ended December 31, 2000, 2001 and 2002 were approved by our Board of Directors and ratified by our Stockholders at the Company's Annual Meetings.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           Name                         Age     Position
                           ----                         ---     --------
   Louis D. Paolino, Jr. ............................   46      Chairman of the Board, President, and Chief Executive Officer
   Robert M. Kramer .................................   50      Director, Chief Operating Officer, Executive Vice President,
                                                                General Counsel and Secretary
   Gregory M. Krzemien ..............................   43      Chief Financial Officer and Treasurer
   Ronald R. Pirollo ................................   44      Chief Accounting Officer and Corporate Controller
   Jon E. Goodrich ..................................   57      Director, General Manager of Consumer Products Division
   Matthew J. Paolino ...............................   38      Director, Vice President
   Mark S. Alsentzer ................................   47      Director
   Richard B. Muir ..................................   47      Director
   Constantine N. Papadakis, Ph.D. ..................   57      Director

All of the Mace's directors serve for terms of one year each until their successors are elected and qualified.

Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 46 years old.

Robert M. Kramer has served as a director of the Company, and as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer since July 2000. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School. Mr. Kramer is 50 years old.

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 43 years old.

Ronald R. Pirollo has served as Chief Accounting Officer and Corporate Controller of the Company since May 1999. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting and an MBA from Villanova University. Mr. Pirollo is 44 years old.

Jon E. Goodrich has served as a director of the Company since November 1993 and as General Manager of Mace's Consumer Products Division since May 2002. From January 2000 through the present, Mr. Goodrich has been President and owner of Mark Sport, Inc. (a security product company), Vermont Mill Properties (a real estate company), and Vermont Mill Plastics (a manufacturing company). From June 1987 through June 1995 and from January 1996 through March 1997, Mr. Goodrich was the Chairman of the Board of the Company. From June 1987 through January 1996 and from March 1997 through May 1999, Mr. Goodrich was President and Chief Executive Officer of the Company. From November 1985 through January 1997, Mr. Goodrich was Vice President of Gould & Goodrich Leather, Inc. (a leather products manufacturer). From November 1985 through January 1997, Mr. Goodrich was President of G&G Realty, Inc. (a real estate management company). Mr. Goodrich is 57 years old.

Matthew J. Paolino has served as a director and as a Vice President of the Company since May 1999. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of the Company. Mr. Paolino is 38 years old.

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

Richard B. Muir has served as a director of the Company since December 1999. From 1998 through the present, Mr. Muir has been Vice Chairman of Price Legacy Corporation (a real estate investment trust), and President of its subsidiaries, Excel Legacy Corporation and Excel Legacy Holdings, Inc. (real estate development companies). From 1989 through May 1999, Mr. Muir was Executive Vice President and Secretary of New Plan Excel Realty Trust, Inc. (a real estate development company). Mr. Muir also serves as a director of Price Legacy Corporation, Excel Interfinancial Corporation and Warner Beck, Inc. (a securities broker/dealer firm). Mr. Muir is 47 years old.

Constantine N. Papadakis, Ph.D. has served as a director of the Company since May 1999. From 1995 through the present, Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of the Philadelphia Stock Exchange. Dr. Papadakis is 57 years old.

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

Based upon Mace's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2002 were made on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace's Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended December 31, 2002, 2001 and 2000.

                          SUMMARY COMPENSATION TABLE(1)

                                                                                   Long-Term
                                                          Annual Compensation    Compensation
                                                          -------------------    ------------
                                                                                    Awards
                                                                                    ------
                                         Fiscal Years                             Securities
     NAME AND                               ended                                 Underlying
     PRINCIPAL POSITIONS                 December 31    Salary ($)   Bonus ($)    Options (#)
     -------------------                 -----------    ----------   ---------    -----------
     Louis D. Paolino, Jr.                   2002        $320,000          --       87,500
        President, Chief Executive           2001        $320,000          --           --
        Officer and Chairman of the          2000        $320,001          --        5,000
        Board
     Robert M. Kramer                        2002        $151,202          --       37,500
        Executive Vice President,            2001        $137,500          --       50,000
        General Counsel and Secretary        2000        $125,000          --        5,000
     Gregory M. Krzemien                     2002        $131,596          --       37,500
        Chief Financial Officer and          2001        $121,000          --       50,000
        Treasurer                            2000        $110,001          --           --
     Ronald R. Pirollo                       2002        $117,615          --       15,000
        Chief Accounting Officer             2001        $112,500          --       30,000
         and Controller                      2000        $ 91,845     $10,000        5,000

(1) The columns captioned "Annual Compensation - Other Annual Compensation," "Long-Term Compensation - Restricted Stock Awards," "LTIP Payouts," and "All Other Compensation" have been omitted because, in the first case, none of the Named Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because the Company (i) made no restricted stock awards, (ii) maintained no long-term incentive plan, and (iii) paid no other compensation to the Named Officers, in each case during the three fiscal years ended December 31, 2002. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.

Director Compensation

Mace does not pay fees to directors, but pays non-employee directors reasonable travel and out-of-pocket expenses relating to their attendance at meetings.

On October 18, 2000, Mace granted options to purchase 10,000 shares of Mace common stock at $2.563 per share to each of Mace's outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D., for their service on the Board of Directors during 2000. Additionally, on October 18, 2000, Mace granted options to purchase 5,000 shares of Mace common stock at $2.563 per share to each of Mace's directors, Louis D. Paolino, Jr., Robert M. Kramer, Matthew J. Paolino, Jon E. Goodrich, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D., for agreeing to serve on the Board of Directors for 2001. Additionally, on April 4, 2002, Mace's outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D., were each granted options to purchase 12,500 shares of Mace common stock at $2.36 per share for their service on the Board of Directors in 2002.

Equity Compensation Plan Information

Stock options are issued periodically to employees at an exercise price of no less than the then current market price of the Common Stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued periodically to members of the Board of Directors. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the Stock Option Plan, which has been approved by the stockholders of the Company, is to provide a means of performance-based compensation in order to provide incentive for the Company's employees. Warrants have been issued in connection with the purchase and sale of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors of the Company. Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company's Stock Option Plan and warrants as of December 31, 2002.

                                                                                                     (c)
                                                                                             Number of securities
                                               (a)                         (b)             remaining available for
                                       Number of securities        Weighted average          future issuance under
                                        to be issued upon         exercise price of          equity compensation
                                           exercise of               outstanding               plans (excluding
                                       outstanding options,       options, warrants         securities reflected in
Plan Category                           warrants and rights           and rights                 column (a))
----------------------------------     ----------------------    --------------------     --------------------------
Equity compensation plans
approved by stockholders                           1,938,266                   $4.78                      6,267,987

Equity compensation plans not
approved by stockholders                             274,550                   $9.11                            N/A

Option and Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2002.

                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                               (Individual Grants)

                                                     % of Total                                   Potential Realizable Value
                                    Number of          Options                                     at Assumed Rates of Stock
                                    Securities       Granted to                                     Price Appreciation for
                                    Underlying        Employees       Exercise                            Option Term
                                     Options          in Fiscal      Price Per     Expiration     ---------------------------
      Name                          Granted (2)       Year (1)         Share          Date              5%          10%
      ----                          -----------      ----------        -----          ----              --          ---
      Louis D. Paolino, Jr.           87,500            31.3%          $2.36         4/4/12          $129,867     $329,108

      Gregory M. Krzemien             37,500            13.4%          $2.36         4/4/12          $ 55,650     $141,038

      Robert M. Kramer                37,500            13.4%          $2.36         4/4/12          $ 55,650     $141,038

      Ronald R. Pirollo               15,000             5.4%          $2.36         4/4/12          $ 22,260     $ 56,415

---------------------------

(1) The Company granted options and warrants to employees to purchase a total of 279,500 shares of common stock during the fiscal year ended December 31, 2002. All of these grants were made at fair market value.
(2) Options vest at the rate of 1/3 at date of grant and 1/3 on each annual anniversary date from date of grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2002, including the number and value of exercisable and unexercisable stock options as of December 31, 2002. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2002. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company's common stock on December 31, 2002 was $2.09 per share.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                Number of Securities                       Value of Unexercised
                                          Underlying Unexercised Options                       In-the-money
                                              at Fiscal Year End 2002                     Options/SARs at Year End
                                       --------------------------------------       -----------------------------------
      Name                             Exercisable              Unexercisable        Exercisable          Unexercisable
      ----                             -----------              -------------        -----------          -------------
      Louis D. Paolino, Jr.              34,167                    58,333              $     -               $    -
      Gregory M. Krzemien               112,500                    37,500              $26,813               $8,938
      Robert M. Kramer                  129,420                    63,080              $26,813               $8,938
      Ronald R. Pirollo                  54,375                    20,625              $16,088               $5,363

Employment Agreements

Louis D. Paolino, Jr., Employment Agreement

Mace currently employs Louis D. Paolino, Jr., as its President and Chief Executive Officer under a four-year employment agreement dated May 24, 1999. The principal terms of the employment agreement include: annual salary of $350,000; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three month period following a termination of employment; and a $7,000,000 payment in the event that Mr. Paolino's employment is terminated for any reason, except for death or disability.

Other Executive Employment Agreements

Mace currently employs Robert M. Kramer, Gregory M. Krzemien and Ronald R. Pirollo under four-year employment agreements dated March 26, 1999, expiring on March 26, 2003. Each employment agreement provides for annual salary, certain employee benefits, and a prohibition against competing with Mace during employment and for a three month period following a termination of employment. In addition, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $5.375 per share that vest over a period of four years, except in the event of a change of control or employment termination without cause, in which case such options vest immediately. The table below discloses the current salary and initial option grants for these executive officers.

                                                                           Current                Initial
         Name                       Office                              Annual Salary           Option Grant
         ----                       ------                              -------------           ------------
         Robert M. Kramer           Chief Operating Officer, Executive       $156,250             100,000
                                    Vice President, General Counsel,
                                    and Secretary

         Gregory M. Krzemien        Chief Financial Officer                  $135,500              62,500
                                    and Treasurer

         Ronald R. Pirollo          Chief Accounting Officer                 $118,500              25,000
                                    and Controller

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following beneficial ownership table sets forth information as of January 31, 2003, regarding beneficial ownership of shares of Mace common stock by the following persons:

..     each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace's records or the records of the Securities and Exchange Commission;
..     each director of Mace;
..     each Named Executive Officer; and
..     all directors and executive officers of Mace as a group.

Unless otherwise indicated, to Mace's knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of January 31, 2003, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of                        Amount and Nature of                Percentage of
Beneficial Owner                           Beneficial Ownership           Common Stock Owned (1)
----------------                           --------------------           ----------------------
Louis D. Paolino, Jr.                               3,264,682  (2)                      25.1%
   1000 Crawford Place, Suite 400
    Mt. Laurel, NJ 08054

Excel Legacy Holdings, Inc.                         1,906,250  (3)                      15.3
    16955 Via Del Campo
    San Diego, CA 92127

Mark S. Alsentzer                                     552,500  (4)                       4.4

Jon E. Goodrich                                       430,524  (5)                       3.5

Matthew J. Paolino                                    269,354  (6)                       2.2

Robert M. Kramer                                      274,824  (7)                       2.2

Gregory M. Krzemien                                   150,250  (8)                       1.2

Ronald R. Pirollo                                      70,000  (9)                         *

Constantine N. Papadakis, Ph.D.                        47,500 (10)                         *

Richard B. Muir                                        29,000 (11)                         *

All current directors and executive                 5,088,634 (12)                      37.4
officers as a group (9 persons)

-----------------------------------

* Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 12,407,655 shares outstanding on January 31, 2003.
(2) Includes (i) warrants to acquire 568,182 shares, (ii) options to purchase 34,167 shares, and (iii) 581,375 shares for which Louis D. Paolino, Jr., has been granted irrevocable proxies to vote such shares. See "Irrevocable Proxies Granted to Louis D. Paolino, Jr." below.
(3) Includes (i) 1,750,000 shares and (ii) warrants to purchase 31,250 shares, all held by Millennia Car Wash LLC, a limited liability company wholly owned by Excel Legacy Holdings, Inc.
(4) Includes (i) warrants to purchase 25,000 shares and (ii) options to purchase 27,500 shares.
(5) Includes (i) options to purchase 5,000 shares and (ii) 7,750 shares held by Jon Goodrich's wife. Jon Goodrich disclaims beneficial ownership of the shares owned by his wife.
(6)   Includes options to purchase 67,500 shares.

(7) Includes (i) warrants to acquire 37,500 shares and (ii) options to purchase 167,500 shares.
(8)   Includes options to purchase 125,000 shares.
(9)   Includes options to purchase 65,000 shares.
(10)  Represents options to purchase 47,500 shares.
(11)  Includes options to purchase 27,500 shares.
(12)  See Notes 2, 4, 5, 6, 7, 8, 9, 10 and 11 above.

Irrevocable Proxies Granted to Louis D. Paolino, Jr.

The following stockholders have granted to Louis D. Paolino, Jr., irrevocable proxies for the sole power to vote, but not to dispose of, the 581,375 aggregate shares of Mace common stock owned by such stockholders until the expiration date of such proxies:

          Stockholder                                           Shares    Expiration Date of Proxies
          -----------                                           ------    --------------------------
          D. Nagelberg & B. Nagelberg, Trustees of
            Nagelberg family trust                              290,687             10-05-03

          Joyce Heller                                          118,000             10-05-03

          Ronald I. Heller IRA                                  172,688             10-05-03
                                                                -------

                                                                581,375
                                                                =======

Equity Compensation Plan Information

See the information contained under the heading "Equity Compensation Plan Information" within Item 11 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. The Company paid $29,000, $60,000 and $84,000 in fiscal 2002, 2001 and 2000, respectively, for such services.

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

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000. The Management Agreement was extended several times through amendments. The Management Agreement required Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through April 30, 2002, the extended term of the Management Agreement. Additionally, Mark Sport paid the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Management Agreement, Mark Sport operated the segment in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At December 31, 2002, Mark Sport owed the Company $127,000.

The Company's Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was further amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At December 31, 2002, the balance owed on this promissory note was $177,000.

ITEM 14.  CONTROLS AND PROCEDURES

The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act) follow the Signatures section of this Annual Report. This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Certifications and it should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

At the beginning of the third quarter of 2002, in response to recent legislation and additional requirements, an evaluation of the effectiveness of the Company's internal control structure and disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company's Chief Executive Officer and Chief Financial Officer. As a result of such review, we implemented changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our disclosure committee, including our Chief Executive Officer and Chief Financial Officer on a regular basis, in particular during the period in which periodic reports under the Securities Exchange Act of 1934 are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on January 17, 2003, a date within 90 days prior to the filing of this annual report. We believe as of that date, such controls and procedures were operating effectively and as designed. Refer to the certifications by the Company's Chief Executive Officer and Chief Financial Officer following the signature page of this report.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated Financial Statements:
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements

(a)(2) The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)   Exhibits:

         The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

          (a)    Exhibits:

     *3.1        Certificate of Incorporation of Mace Security International,
                 Inc. (Exhibit 3.1 to the Company's Report on Form 10-QSB for
                 the quarter ended June 30, 1999 (the "June 30, 1999 Form
                 10-QSB"))
     *3.2        Certificate of Amendment of Certificate of Incorporation of
                 Mace Security International, Inc. (Exhibit 3.2 to the June 30,
                 1999 Form 10-QSB)
     *3.3        Amended and Restated Bylaws of Mace Security International,
                 Inc. (Exhibit 3.3 to the Company's Report on Form 10-KSB for
                 the year ended December 31, 1999 (the "1999 Form 10-KSB"))
     *3.4        Amended and Restated Certificate of Incorporation of Mace
                 Security International, Inc. (Exhibit 3.4 to the 1999 Form
                 10-KSB)
     *3.5        Certificate of Amendment of Amended and Restated Certificate of
                 Incorporation of Mace Security International, Inc.
      3.6        Certificate of Amendment of Amended and Restated Certificate of
                 Incorporation of Mace Security International, Inc.
     *10.3       1993 Non-Qualified Stock Option Plan (1)
     *10.22      Trademarks(1)
     *10.28      Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2) *10.34 Real Estate Purchase
                 Agreement between Vermont Economic Development Authority and
                 Mace Security International, Inc.(2)
     *10.66      Employment Agreement between the Company and Jon E. Goodrich effective as of September 1, 1998 (3)
     *10.67      Employment Agreement between the Company and Mark A. Capone effective as of September 17, 1998 (3)
     *10.68      Settlement Agreement between the Company and MSP Retail, Inc.
                 dated December 2, 1998
     *10.69      Merger Agreement between Louis D. Paolino, Red Mountain
                 Holding, Ltd. and Mace Security International, Inc. dated as of
                 March 26, 1999 +
     *10.70      Stock purchase Agreement, between Louis Paolino, Jr. and Mace
                 Security International, Inc. dated as of March 26, 1999
     *10.71      Employment Contract between Mace Security International, Inc.
                 and Robert M. Kramer dated March 26, 1999 (3)
     *10.72      Employment Contract between Mace Security International, Inc.
                 and Gregory M. Krzemien dated March 26, 1999 (3)
     *10.73      Amendment No. 1 to Merger Agreement between Louis D. Paolino,
                 Red Mountain Holding, Ltd. and Mace Security International,
                 Inc. dated April 13, 1999
     *10.74      Amendment No. 1 to Stock purchase Agreement, between Louis
                 Paolino, Jr. and Mace Security International, Inc. dated April
                 13, 1999
     *10.75      Stock Purchase Agreement dated as of February 4, 1999, by and between Gary Higgins, Rosario Higgins, Rosa Maria Dietrich,
                 Rainer Dietrich, Amy Schmadeke, Elisa Rauch and Gunter Rauch and American Wash Services, Inc. (Exhibit 2.1 to the Company's
                 Current Report on Form 8-K dated May 17, 1999 (the "May 17,
                 1999 Form 8-K")) +

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

     *10.122 Agreement of Sale dated as of August 31, 1999, by and among Cherry Hill Car Wash, Inc., 1505 Associates General Partnership, Henry Gorenstein and Joan Rambler, and Mace Car Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Form 8-K dated December 29, 1999) +
     *10.123 Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc. and Bank One, Texas, NA
     *10.124 Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of:
                 $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-B, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and
                 $1,696,103.31.
     *10.125 Asset Purchase Agreement dated as of January 24, 2000, by and among James Grandlich, Raymond Grandlich, and Arthur Grandlich, residents of the state of Arizona, Red Baron Truck Washes, Inc. and Mace Truck Wash, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 24, 2000).+
     *10.126 Merger Agreement and Plan of Reorganization dated March 8, 2000, by and among Wash Depot Holdings, Inc., Mace Security International, Inc., and Mace Holdings, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 27,
                 2000).+
     *10.127 Acknowledgment of Schedules and Clarification of Certain Provisions of Merger Agreement dated April 27, 2000 (Exhibit
                 2.2 to the Company's Current Form on 8-K dated April 27, 2000).
     *10.128 Form of Equity Purchase Agreement to be issued by Mace to Fusion Capital (included as Exhibit A to Master Facility Agreement in Exhibit 10.1 of S-3) (Exhibit 4.1 to the Company's Current Form on S-3 dated April 11, 2000).
     *10.129 Master Facility Agreement, dated as of April 5, 2000, between Mace and Fusion Capital (Exhibit 10.1 to the Company's Current Form on S-3 dated April 11, 2000).
     *10.130 Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400.
     *10.131 Lease Agreement dated August 1, 2000 among Mace Security International, Inc. and Bluepointe, Inc.
     *10.132 Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional amendments which are substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash - Arizona, Inc., are not being filed).
     *10.133 Modification Agreement between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004)).
     *10.134 Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.
     *10.135 Amendment dated February 21, 2002 to Management Agreement between the Company and Mark Sport, Inc. and original Management Agreement dated February 1, 2000 to which the amendment relates.
     *10.136 Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.
     *10.137 Promissory Note between the Company and Vermont Mill Properties, Inc. dated February 22, 2002 in the amount of $228,671.
     *10.138 Extension dated February 6, 2002 of Equity Purchase Agreement between the Company and Fusion Capital Fund II, LLC.
     *10.139 Term note dated April 30, 2002, between the Company, its subsidiary, Mace Truck Wash, Inc., and Bank One, Texas, N.A. in the amount of $342,000.
     *10.140 Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055.
     *10.141 Amendment dated July 22, 2002 to Management Agreement between the Company and Mark Sport, Inc.
     *10.142 Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc.

     *10.143     Asset Purchase Agreement dated as of August 12, 2002, by and among Micro-Tech Manufacturing, Inc. and Moshe Luski on the one
                 hand, and Mace Security Products, Inc., a wholly owned
                 subsidiary of Mace Security International, Inc.
     *10.144     Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002,
                 between the Company, its subsidiary, Colonial Full Service Car
                 Wash, Inc., and Banc One Leasing Corporation.
      10.145     Promissory Note and Loan Agreement dated October 31, 2002
                 between the Company, its subsidiary, Mace Security Products,
                 Inc. and Wachovia Bank, N.A. in the amount of $480,000.
      10.146     Line of Credit Note and Credit Agreement dated December 15,
                 2002 between the Company, its subsidiary, Mace Security
                 Products, Inc. and Bank One Texas, N.A. in the amount of
                 $500,000.
      10.147     Amendment dated February 21, 2003 to Business Loan Agreement between the Company, its subsidiary, Eager Beaver Car Wash,
                 Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to
                 Item 601 of Regulation S-K, two additional amendments which are substantially identical in all material respects, except as to the borrower being Mace Truck Wash, Inc. and Mace Security
                 Products, Inc., are not being filed).
      10.148     Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash,
                 Inc. and Bank One, Texas, N.A. in the amount of $348,100.
      10.149     Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and
                 Bank One, Texas, N.A. in the amount of $4,281,578.
      10.150     Modification Agreement dated March 14, 2003, between the
                 Company, its subsidiary, Mace Security Products, Inc. and
                 Wachovia Bank, N.A.
      11         Statement Re: Computation of Per Share Earnings
      21         Subsidiaries of the Company
      23.1       Consent of Grant Thornton LLP
      24         Power of Attorney (included on signature page)

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

DATED the 19/th/ day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                                    Title                          Date
----                                                    -----                          ----
/s/ Louis D. Paolino, Jr.                      Chairman of the Board,                 3/19/03
---------------------------------------        Chief Executive Officer,
Louis D. Paolino, Jr.                          President and Director
                                               (Principal Executive Officer)

/s/ Robert M. Kramer                           Executive Vice President,              3/19/03
---------------------------------------        Chief Operating Officer,
Robert M. Kramer                               General Counsel, Secretary
                                               and Director

/s/ Gregory M. Krzemien                        Chief Financial Officer                3/19/03
---------------------------------------        and Treasurer (Principal
Gregory M. Krzemien                            Financial Officer)

/s/ Ronald R. Pirollo                          Chief Accounting Officer and           3/19/03
---------------------------------------        Corporate Controller (Principal
Ronald R. Pirollo                              Accounting Officer)

/s/ Matthew J. Paolino                         Director, Vice President               3/19/03
---------------------------------------
Matthew J. Paolino

/s/ Jon E. Goodrich                            Director                               3/19/03
---------------------------------------
Jon E. Goodrich

/s/ Constantine N. Papadakis, Ph.D.            Director                               3/19/03
---------------------------------------
Constantine N. Papadakis, Ph.D.

/s/ Mark S. Alsentzer                          Director                               3/19/03
---------------------------------------
Mark S. Alsentzer

/s/ Richard B. Muir                            Director                               3/19/03
---------------------------------------
Richard B. Muir

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Louis D. Paolino, Jr., certify that:

 1. I have reviewed this annual report on Form 10-K of Mace Security International, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 19, 2003

 /s/ Louis D. Paolino, Jr.
     ---------------------
Louis D. Paolino, Jr.
Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Gregory M. Krzemien, certify that:

 1. I have reviewed this annual report on Form 10-K of Mace Security International, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 19, 2003

/s/ Gregory M. Krzemien
    -------------------
Gregory M. Krzemien
Chief Financial Officer and Treasurer

                        Mace Security International, Inc.
                        Consolidated Financial Statements
                  Years ended December 31, 2002, 2001, and 2000

                                    Contents
Report of Independent Certified Public Accountants .............................F-2

Audited Consolidated Financial Statements
-----------------------------------------

Consolidated Balance Sheets ....................................................F-3

Consolidated Statements of Operations ..........................................F-5

Consolidated Statements of Stockholders' Equity ................................F-6

Consolidated Statements of Cash Flows ..........................................F-7

Notes to Consolidated Financial Statements .....................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Mace Security International, Inc.

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 28, 2003, except for Note 9, as to which the date is March 14, 2003

               Mace Security International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     (In thousands except share information)

                               ASSETS                                          December 31,
                                                                      -------------------------
                                                                           2002          2001
                                                                      ------------   ----------
Current assets:
     Cash and cash equivalents                                        $     6,189    $   6,612

     Accounts receivable, less allowance for doubtful
        accounts of $198 and $178 in 2002 and 2001, respectively              772        1,075

     Inventories                                                            2,675        2,275
     Deferred income taxes                                                    230          145
     Prepaid expenses and other current assets                              1,968        2,218
                                                                      -----------    ---------
Total current assets                                                       11,834       12,325
Property and equipment:
     Land                                                                  31,804       32,592
     Buildings and leasehold improvements                                  35,470       36,315
     Machinery and equipment                                                9,485        8,776
     Furniture and fixtures                                                   444          431
                                                                      -----------    ---------
Total property and equipment                                               77,203       78,114
Accumulated depreciation and amortization                                  (9,082)      (7,204)
                                                                      -----------    ---------
Total property and equipment, net of accumulated depreciation
     and amortization                                                      68,121       70,910

Goodwill                                                                   13,430       20,139
Other intangible assets, net of accumulated amortization
     of $1,415 and $1,384 in 2002 and 2001, respectively                      959          993
Deferred income taxes                                                       1,700            -
Other assets                                                                  244          303
                                                                      -----------    ---------
Total assets                                                          $    96,288    $ 104,670
                                                                      ===========    =========

                             See accompanying notes.

                  LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ----------------    -----------------
Current liabilities:
   Current portion of long-term debt and capital lease obligations         $          8,812    $           2,514
   Accounts payable                                                                   2,598                2,446
   Income taxes payable                                                                 210                  174
   Deferred revenue                                                                     380                  257
   Accrued expenses and other current liabilities                                     2,044                2,125
                                                                           ----------------    -----------------
Total current liabilities                                                            14,044                7,516

Deferred income taxes                                                                     -                  638
Long-term debt, net of current portion                                               24,168               31,570
Capital lease obligations, net of current portion                                       332                  265
Other liabilities                                                                        75                  825

Stockholders' equity:
   Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                               -                    -
   Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 12,407,655 and 25,428,427
       (pre-reverse split) in 2002 and 2001, respectively                               124                  254

   Additional paid-in capital                                                        69,710               69,977
   Accumulated deficit                                                              (12,165)              (6,375)
                                                                           ----------------    -----------------
Total stockholders' equity                                                           57,669               63,856
                                                                           ----------------    -----------------
Total liabilities and stockholders' equity                                 $         96,288    $         104,670
                                                                           ================    =================

                             See accompanying notes.

               Mace Security International, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                    (In thousands, except share information)

                                                                                                   Year ended December 31,
                                                                                         ------------------------------------------
                                                                                             2002           2001           2000
                                                                                         ------------   ------------   ------------
   Revenues:
      Car wash and detailing services                                                    $     36,696   $     39,859   $     37,812
      Lube and other automotive services                                                        4,219          4,487          4,869
      Fuel and merchandise sales                                                                3,217          3,638          5,061
      Security product sales                                                                    2,471              -              -
      Operating agreements                                                                         80            240            261
                                                                                         ------------   ------------   ------------
                                                                                               46,683         48,224         48,003
   Cost of revenues:
      Car wash and detailing services                                                          25,674         27,417         26,856
      Lube and other automotive services                                                        3,301          3,446          3,789
      Fuel and merchandise sales                                                                2,802          3,234          4,472
      Security product sales                                                                    1,429              -              -
                                                                                         ------------   ------------   ------------
                                                                                               33,206         34,097         35,117

   Selling, general and administrative expenses                                                 8,499          7,366          7,303
   Depreciation and amortization                                                                1,953          2,813          2,467
   Costs of terminated acquisitions                                                                57            135            580
   Asset impairment charges                                                                     1,165              -            138
                                                                                         ------------   ------------   ------------

   Operating income                                                                             1,803          3,813          2,398

   Interest expense, net                                                                       (2,219)        (2,885)        (3,013)
   Other income                                                                                   327            514            408
                                                                                         ------------   ------------   ------------
   (Loss) income from continuing operations before income taxes                                   (89)         1,442           (207)

   Income tax (benefit) expense                                                                   (32)           534            (66)
                                                                                         ------------   ------------   ------------
   (Loss) income from continuing operations                                                       (57)           908           (141)

   Discontinued Operations:
      Loss from discontinued operations, net of applicable income tax benefit of $130               -              -           (265)
      Gain on disposal of ICS, net of $107 of applicable income tax expense                         -              -            724
                                                                                         ------------   ------------   ------------
   (Loss) income before cumulative effect of change in accounting principle                       (57)           908            318
   Cumulative effect of change in accounting principle, net of tax benefit of $2,188           (5,733)             -              -
                                                                                         ------------   ------------   ------------
   Net (loss) income                                                                     $     (5,790)  $        908   $        318
                                                                                         ============   ============   ============

   Basic (loss) income per share
      From continuing operations                                                         $          -   $       0.07   $      (0.01)
      From discontinued operations                                                                  -              -           0.04
                                                                                         ------------   ------------   ------------
      (Loss) income before cumulative effect of change in accounting principle                      -           0.07           0.03
      Cumulative effect of change in accounting principle                                       (0.46)             -              -
                                                                                         ------------   ------------   ------------
      Total                                                                              $      (0.46)  $       0.07   $       0.03
                                                                                         ============   ============   ============
   Weighted average number of shares outstanding                                           12,630,964     12,724,282     12,238,421
                                                                                         ============   ============   ============

   Diluted (loss) income per share
      From continuing operations                                                         $          -   $       0.07   $      (0.01)
      From discontinued operations                                                                  -              -           0.04
                                                                                         ------------   ------------   ------------
      (Loss) income before cumulative effect of change in accounting principle                      -           0.07           0.03
      Cumulative effect of change in accounting principle                                       (0.46)             -              -
                                                                                         ------------   ------------   ------------
      Total                                                                              $      (0.46)  $       0.07   $       0.03
                                                                                         ============   ============   ============
   Weighted average number of shares outstanding                                           12,630,964     12,742,122     12,238,421
                                                                                         ============   ============   ============

                             See accompanying notes.

               Mace Security International, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                     (In thousands except share information)


                                                                         Additional
                                                 Common        Common      Paid-in      Accumulated    Treasury
                                                 Shares        Stock       Capital        Deficit        Stock      Total
                                               -----------    --------   -----------   ------------   ----------   --------
Balance at December 31, 1999 ...........        22,821,675    $  228     $   63,993    $   (7,601)    $    (52)    $ 56,568
Sale of common stock less
   commissions and issuance expenses of
   $158 ................................         1,626,159        16          1,531             -            -        1,547
Exercise of common stock options
   and warrants ........................            43,750         1             80             -            -           81
Common stock issued in purchase
   acquisitions ........................         1,277,300        13          4,667             -            -        4,680
Common stock issued for services .......            40,000         -            200             -            -          200
Common stock issued to satisfy debt
   obligation ..........................           106,985         1            386             -            -          387
Common stock issued for debt
   guarantee ...........................            19,521         -             68             -            -           68
Cancellation of shares received from
   sale of ICS .........................          (450,000)       (4)        (1,008)            -            -       (1,012)
Shares purchased and retired ...........            (4,800)        -             (5)            -            -           (5)
Treasury shares retired ................                 -         -            (52)            -           52            -
Income tax benefit from exercise of
   non-qualified stock options .........                 -         -             45             -            -           45
Net income .............................                 -         -              -           318            -          318
                                               -----------    ------     ----------    ----------     --------     --------
Balance at December 31, 2000 ...........        25,480,590       255         69,905        (7,283)           -       62,877
Common stock issued in purchase
   acquisitions ........................            26,137         -            158             -            -          158
Shares purchased and retired ...........           (78,300)       (1)           (86)            -            -          (87)
Net income .............................                 -         -              -           908            -          908
                                               -----------    ------     ----------    ----------     --------     --------
Balance at December 31, 2001 ...........        25,428,427       254         69,977        (6,375)           -       63,856
Common stock issued in purchase
   acquisitions ........................            26,316         -             25                                      25
Shares purchased and retired ...........          (624,900)       (6)          (416)                                   (422)
One-for-two reverse stock split ........       (12,422,188)     (124)           124                                       -
Net loss ...............................                                                   (5,790)           -       (5,790)
                                               -----------    ------     ----------    ----------     --------     --------
Balance at December 31, 2002 ...........        12,407,655    $  124     $   69,710    $  (12,165)    $      -     $ 57,669
                                               ===========    ======     ==========    ==========     ========     ========

                             See accompanying notes.

               Mace Security International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                               Year ended December 31,
                                                                                   -----------------------------------------------
                                                                                       2002            2001              2000
                                                                                   ------------   -------------     --------------
Operating activities
(Loss) income from continuing operations                                           $        (57)  $         908     $         (141)
Discontinued operations, net of income tax                                                    -               -                459
Cumulative effect of change in accounting principle, net of income tax benefit           (5,733)              -                  -
                                                                                   ------------   -------------     --------------
Net (loss) income                                                                        (5,790)            908                318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                                    1,953           2,813              2,467
         Provision for losses on receivables                                                 98              40                 25
         Cumulative effect of change in accounting principle                              7,920               -                  -
         Asset impairment charges                                                         1,165               -                138
         (Gain) loss on disposal of property and equipment                                    -            (216)                16
         Deferred income taxes                                                           (2,423)            339               (249)
         Net gain on sale of ICS, including cash surrendered                                  -               -               (975)
         Non-cash expenses of discontinued operations                                         -               -                 24
         Changes in operating assets and liabilities:
           Accounts receivable                                                              (16)             30                958
           Inventory                                                                       (195)             81                 90
           Accounts payable                                                                 198            (376)              (279)
           Deferred revenue                                                                 127             (63)              (104)
           Accrued expenses                                                                (140)            105               (610)
           Income taxes                                                                      37             (17)               (70)
           Prepaid expenses and other assets                                                401              (3)              (409)
           Other                                                                              -              (4)                 -
                                                                                   ------------   -------------     --------------
Net cash provided by operating activities                                                 3,335           3,637              1,340
Investing activities
Acquisition of businesses, net of cash acquired                                            (217)              -                (25)
Purchase of property and equipment                                                         (865)           (876)            (1,344)
Proceeds from sale of property and equipment                                                  -           1,327                 15
Payments for intangibles                                                                    (14)            (21)              (567)
Deposits and other prepaid costs on future acquisitions                                       -               -                233
                                                                                   ------------   -------------     --------------
Net cash (used in) provided by investing activities                                      (1,096)            430             (1,688)
Financing activities
Proceeds from long term debt and capital lease obligations                                    -               3              9,947
Payments on long-term debt and capital lease obligations                                 (2,240)         (2,209)            (8,705)
Proceeds from issuance of common stock, net of offering costs                                 -               -              1,628
Payments to purchase stock                                                                 (422)            (87)                (5)
                                                                                   ------------   -------------     --------------
Net cash (used in) provided by financing activities                                      (2,662)         (2,293)             2,865
                                                                                   ------------   -------------     --------------
Net (decrease) increase in cash and cash equivalents                                       (423)          1,774              2,517
Cash and cash equivalents at beginning of year                                            6,612           4,838              2,321
                                                                                   ------------   -------------     --------------
Cash and cash equivalents at end of year                                           $      6,189   $       6,612     $        4,838
                                                                                   ============   =============     ==============

                             See accompanying notes.

               Mace Security International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany transactions have been eliminated in consolidation. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants have been retroactively restated to reflect the reverse split, unless otherwise noted.

2.   Summary of Significant Accounting Policies

Description of Business

The Company currently operates in two business segments: the Car Care segment, supplying complete car care and truck wash services (including wash, detailing, lube, and minor repairs) and the Security Products Segment, producing for retail sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. The Company's car care operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey, Delaware, Indiana and Ohio. During 1999 the Company also operated in a computer products and services business.

Revenue Recognition

Revenue from the Company's Car Care segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.

Revenue from the Company's Security Products Segment is recognized when shipments are made, or for export sales when title has passed. The Company was paid $20,000 per month, beginning in February 2000 and ending on April 30, 2002, under an agreement which allowed Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Segment. This amount is included under revenues from operating agreements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 2 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense was approximately $1.9 million, $1.8 million, and $1.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $1.1 million in 2002 and 2001, and $1.4 million in 2000.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be imparied by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. We are marketing these sites for sale and have written down these assets to their estimated fair market values based on expected proceeds upon sale.

In 2000, we wrote down the value of our Berlin, New Jersey facility by $138,000 to reflect the sales price of those assets in January 2001.

Goodwill

Prior to 2002, goodwill was amortized on a straight line basis over 25 years.

On January 1, 2002, the Company adopted SFAS 142, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 required that, within six months of adoption, the first phase of the goodwill transitional impairment testing be completed at the reporting unit level as of the date of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The transitional impairment testing was completed during the third quarter of 2002 and as of January 1, 2002 (See Note 3, Change in Accounting Principle).

In accordance with SFAS 142, the Company also completed a 2002 annual impairment test as of November 30, 2002, and will be subject to impairment test each year thereafter. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3, Change in Accounting Principle). The Company cannot guarantee that there will not be impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, and establishing a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight line basis over 15 years. In accordance with SFAS 142, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $31,000, $79,000, and $60,000 for the years ended December 31, 2002, 2001 and 2000, respectively. (See "New Accounting Standards" below.)

Deferred Acquisition Costs

The Company capitalizes legal, accounting, engineering and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Deferred acquisition costs, included in other assets, were approximately $47,000 at December 31, 2000. There were no deferred acquisition costs at December 31, 2002 or 2001.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.3 million, $3.1 million, and $3.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Income taxes paid were approximately $169,000, $211,000, and $79,000 in 2002, 2001 and 2000, respectively.

Noncash investing and financing activities of the Company excluded from the statement of cash flows include debt paid with common stock of the Company of $387,000 in 2000 and property additions financed by debt of $1.0 million and $181,000 in 2002 and 2001, respectively.

Deferred Revenue

The Company records a liability for gift certificates and ticket books sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company's costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months. Prepaid advertising costs were $70,000 and $67,000 at December 31, 2002 and 2001, respectively. Advertising expense was approximately $1.1 million in 2002 and 2001 and $863,000 in 2000.

Stock Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000; risk-free interest rate ranges of 3.72% to 5.39% in 2002, 4.62% to 5.22% in 2001 and 5.11% to 6.64% in 2000;
dividend yield of 0%; expected volatility of the market price of the Company's common stock of 61% in 2002, 97% in 2001 and 91% in 2000; and a weighted-average expected life of the option of ten years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                               2002         2001           2000
                                                            ---------     --------      -----------
  Net (loss) income, as reported                            $  (5,790)    $    908      $     318
  Less: Stock-based compensation costs under fair
        value based method for all awards                        (685)      (1,354)        (2,661)
                                                            ---------     --------      ---------
  Pro forma net loss                                        $  (6,475)    $   (446)     $  (2,343)
                                                            =========     ========      =========
  Earnings per share - basic
      As reported                                           $   (0.46)    $   0.07      $    0.03
      Pro forma                                             $   (0.51)    $  (0.04)     $   (0.19)
  Earnings per share - diluted
      As reported                                           $   (0.46)    $   0.07      $    0.03
      Pro forma                                             $   (0.51)    $  (0.04)     $   (0.19)


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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company's fixed and variable rate debt instruments at December 31, 2002 were as follows:

                                   Carrying Value          Fair Value
                                   --------------         ------------
                                              (In Thousands)

             Fixed rate debt       $     14,863           $    17,977

             Variable rate debt          18,449                18,836
                                   ------------           -----------
             Total                 $     33,312           $    36,813
                                   ============           ===========

The majority of the fixed rate debt provides for a pre-payment penalty based on an interest rate yield maintenance formula. The yield maintenance formula results in a significant pre-payment penalty as market interest rates decrease. The Company obtained a calculation of the pre-payment penalty in August 2001 of $3.2 million. The pre-payment penalty precludes refinancing of this long term debt.

Business Combinations

Prior to July 1, 2001, the Company assessed each business combination to determine whether the pooling of interests or the purchase method of accounting was appropriate. For those business combinations prior to July 1, 2001, accounted for under the pooling of interests method, the financial statements were combined with those of the Company at their historical amounts, and if material, all periods presented were restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, pre-acquisition liabilities including deferred revenues, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the period in which the adjustment is determined.

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

In April 2002, the FASB approved the issuance of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

In June 2002, the FASB approved the issuance of SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based

Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

3.       Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. In connection with the adoption, we discontinued approximately $900,000 in annual amortization of goodwill. SFAS 142 also requires companies to test intangibles for impairment on an annual basis. During the first quarter of 2002, the Company performed its testing under SFAS 142 pertaining to its evaluation of intangible assets determined to have indefinite useful lives, and determined that there was an impairment issue with certain trademarks used in our security products segment. The fair values of the trademarks were determined using a royalty savings approach, discounted at appropriate risk-adjusted rates, which yielded results consistent with available market-approach data. The impairment of $43,000, net of tax, was recorded as a cumulative effect of a change in accounting principle as of December 31, 2001 in our March 31, 2002 financial statements.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to the provisions of SFAS 142 as if they were adopted on January 1, 2000 (in thousands except earnings per share):

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                               2002            2001           2000
                                                            ------------   -------------   ------------
  (Loss) income before cumulative effect of change
      in accounting principle, as reported                  $      (57)    $       908     $     (141)
  Add back: amortization expense, net of tax                         -             580            590
                                                            ------------   -------------   ------------

  Pro forma (loss) income before cumulative effect
      of change in accounting principle                     $      (57)    $     1,488     $      449
                                                            ============   =============   ============

  Basic (loss) income before cumulative effect of
      change in accounting principle per common share:

      As reported                                           $        -     $      0.07     $    (0.01)
      Pro forma                                             $        -     $      0.12     $     0.04

  Diluted (loss) income before cumulative effect of
      change in accounting principle per common share:

      As reported                                           $        -     $      0.07     $    (0.01)
      Pro forma                                             $        -     $      0.12     $     0.04

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

We completed our annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, 2002. The methodology applied was consistent with that of our transitional impairment testing. The growth rate applied to future cash flows beyond detailed projections was 3%. The discount rates used in both the transitional and annual testing varied from 8% for our security products business to approximately 11.25% for our car and truck wash operations. There were no further impairments to goodwill or intangible assets with indefinite lives as a result of the annual test performed as of November 30, 2002. Impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis and whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in subsequent years.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):


                                                                                         Truck      Security
                                              Northeast       Texas       Arizona        Washes     Products       Total
                                            -------------  ----------   -----------   -----------  ----------   -----------
    Balance at December 31, 2001            $     6,508    $   7,620    $   5,341     $      670    $      -    $  20,139

    Reallocation of purchase price                  862            -            -              -           -          862

    Acquisition of Micro-Tec
        Manufacturing, Inc.                          -             -            -              -         282          282

    Transitional impairment loss upon
        adoption of SFAS 142                     (1,842)           -       (5,341)          (670)          -       (7,853)
                                            -----------  -----------   ----------   ------------  ----------   -----------

    Balance at December 31, 2002            $     5,528    $   7,620    $       -     $        -    $    282    $  13,430
                                            ===========  ===========   ==========   ============  ==========   ===========

4.       Business Combinations

On March 24, 2000, the Company, through a wholly-owned subsidiary, acquired all of the truck wash related assets of Red Baron Truck Washes, Inc. ("Red Baron") with a total of five operating locations in Arizona, Indiana, Ohio and Texas. Consideration consisted of 568,421 (pre-reverse split) registered shares of common stock of the Company and the issuance of a secured $1.0 million promissory note to the seller. The transaction was accounted for using the purchase method of accounting.

On June 5, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets of Sparsupco, Inc. (the "Beneva Car Wash"). Consideration consisted of 130,712 (pre-reverse split) shares of common stock of the Company and $20,000 of cash. The Beneva Car Wash is located in Sarasota, Florida. The transaction was accounted for using the purchase method of accounting.

On July 10, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all the assets of Superstar Kyrene, a full service car wash in the Phoenix, Arizona area, in exchange for 56,521 (pre-reverse split) unregistered shares of common stock of the Company, cash consideration of approximately $824,000 and the assumption of approximately $926,000 of debt. The transaction was accounted for using the purchase method of accounting.

On July 26, 2000, the Company acquired, through a wholly-owned subsidiary, substantially all of the assets of Blue Planet Car Wash ("Blue Planet"), a full service car wash in the Dallas, Texas area, in exchange for 250,008 (pre-reverse split) unregistered shares of common stock, and the assumption of approximately $1,554,000 of debt. This transaction was accounted for using the purchase method of accounting.

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

On August 12, 2002, the Company acquired the inventory, certain other assets and the operations of Micro-Tech Manufacturing, Inc. ("Micro-Tech"), a manufacturer and retailer of small and miniature electronic security devices. Total consideration under the agreement was approximately $505,000. At closing, the Company paid $217,000 cash for inventory, $15,625 cash representing the first of twelve equal monthly installments totaling $187,500, and 13,158 (pre-reverse split) registered shares of common stock of the Company representing the first of eight monthly payments of shares totaling 105,263 (pre-reverse split) shares. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

5.   Discontinued Operations

On May 4, 2000, the Board of Directors of the Company approved a plan to sell its computer products and services subsidiary, ICS. Accordingly, the operating results of ICS have been segregated from continuing operations and reported on a comprehensive basis as a separate line item on the consolidated statement of operations entitled "Discontinued Operations". On June 2, 2000, the Company sold ICS in exchange for the return of 450,000 (pre-reverse split) shares of common stock of the Company and $295,500 of future goods and services from ICS. Revenues for 2000, loss from operations, and the gain on disposal of ICS were $518,000, $265,000 and $724,000, respectively.

6.   Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Risk of losses from international sales within the Security Products Segment are reduced by requiring the majority of customers to provide irrevocable confirmed letters of credit and/or cash advances. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The changes in the allowance for doubtful accounts are summarized as follows:

                                                                                 Year ended December 31,
                                                                        -------------------------------------
                                                                              2002                  2001
                                                                        -----------------     ---------------
                                                                                    (In Thousands)
       Balance at beginning of year                                     $           178       $           261

       Additions (charged to expense)                                                98                    40
       Adjustments                                                                  239                  (123)
       Deductions                                                                  (317)                    -
                                                                        ---------------       ---------------
       Balance at end of year                                           $           198       $           178
                                                                        ===============       ===============

7.   Inventories

Inventories consist of the following:

                                                                                   As of December 31,
                                                                        ---------------------------------------
                                                                              2002                 2001
                                                                        ------------------   ------------------
                                                                                    (In Thousands)
       Finished goods                                                   $             963     $            321
       Work in process                                                                128                  176
       Raw materials and supplies                                                     634                  852
       Fuel, merchandise inventory and car wash supplies                              950                  926
                                                                        -----------------    -----------------
                                                                        $           2,675    $           2,275
                                                                        =================    =================

8.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                              December 31, 2002                   December 31, 2001
                                                      ----------------------------------   -------------------------------
                                                           Gross                               Gross
                                                          Carrying            Accum.          Carrying          Accum.
                                                           Amount             Amort.           Amount           Amort.
                                                      ----------------   ---------------   --------------   --------------
    Amortized intangible assets:
               Non-compete agreement                  $            25    $            2    $           -    $           -
               Customer list                                       25                 2                -                -
               Deferred financing costs                           373               131              359              104
                                                      ---------------    --------------    -------------    -------------
    Total amortized intangible assets                             423               135              359              104

    Non-amortized intangible assets:
               Trademarks - security products
               segment                                          1,835             1,270            1,902            1,270
               Service mark - car care segment                    116                10              116               10
                                                      ---------------    --------------    -------------    -------------
    Total non-amortized intangible assets                       1,951             1,280            2,018            1,280

                                                      ---------------    --------------    -------------    -------------
    Total intangible assets                           $         2,374    $        1,415    $       2,377    $       1,384
                                                      ===============    ==============    =============    =============

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                        2003     $35
                        2004     $34
                        2005     $34
                        2006     $29
                        2007     $21

Amortization expense of other intangible assets was approximately $31,000, $79,000, and $60,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.   Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations consist of the following:

                                                                                                   As of December 31,
                                                                                        ---------------------------------------
                                                                                               2002                   2001
                                                                                        ----------------      -----------------
                                                                                                     (In Thousands)

     Notes payable to GMAC Commercial Mortgage ("GMAC"), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, through September 2013, collateralized by real property, equipment and
          inventory of certain of the Millennia Car Wash locations                        $      12,346       $         13,013

     Note payable to Bank One, Texas, NA, interest rate of prime plus 0.25%
          (4.50% at December 31, 2002), is due in monthly installments of
          $51,466 including interest (adjusted annually), through November 2003, collateralized by real property and equipment of Eager Beaver Car
          Wash, Inc.                                                                              6,019                  6,359


     Notes payable to Bank One, Texas, NA, interest prime plus 0.25% (4.50% at
          December 31, 2002) due in monthly installments totaling $55,939 per month including interest (adjusted annually), through various dates ranging from January 2004 to February 2008, collateralized by real property and equipment of certain of the Colonial Car Wash
          locations                                                                               4,013                  4,499

     Note payable to Bank One, Texas, NA which refinanced a note payable to
          Cornett Ltd. Partnership on February 17, 2000. The Bank One note, which provides for an interest rate of prime plus 0.25% (4.50% at
          December 31, 2002), is due in monthly installments of $37,367 including interest (adjusted annually), renewed through February 2008, collateralized by real property and equipment of the Genie Car Wash
          locations                                                                               4,301                  4,549

     Note payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, through October
          2014, collateralized by real property and equipment in Lubbock, Texas                   1,859                  1,942

     Note payable to Business Loan Express, interest rate of prime plus 2.5%
          (6.75% at December 31, 2002), is due in monthly installments of
          $10,964 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car
          Wash                                                                                    1,444                  1,476

     Note payable to Merriman Park J.V., interest rate of 5.5% (adjusted annually), due in monthly installments of $9,809 including interest, through November 2011, collateralized by real property and equipment
          of certain of the Colonial Car Wash locations                                             828                    892

     Note  payable to Bank One Texas, NA, interest rate of prime plus 0.25%
          (4.50% at December 31, 2002), is due in monthly installments of $6,779 including interest (adjusted annually), through July 2003, collateralized by real property and equipment of the Superstar Kyrene
          Car Wash                                                                                  755                    804

     Note payable to Bank One, Texas, NA, interest rate of prime plus 0.25%
          (4.50% at December 31, 2002), is due in monthly installments of $2,705 including interest (adjusted annually) through April 2005, collateralized by real property and equipment of the Red Baron
          Amarillo Truck Wash                                                                       331                      -

     Note payable to Bank One, Texas, NA, which refinanced the mortgage note payable to Southwest Bank in October 2001. The Bank One note which provides for an interest rate of prime plus 0.25% (4.50% at December
          31, 2002), is due in monthly installments of $3,018 including interest
          (adjusted annually), through October 2004, collateralized by real
          property and equipment of certain of the Colonial Car Wash locations                359                    379

     Note payable to Wachovia, interest rate of one month LIBOR plus 2.50%
          (3.94% at December 31, 2002), is due in monthly principal payments of
          $2,666 plus accrued interest, collateralized by real property of Mace
          Security Products, Inc.                                                             399                      -

     Capital lease payable to Columbia Credit Company, interest rate of 14.5%, due in monthly installments of $8,314 including interest, through May
          2005, collateralized by certain equipment of the Shammy Man Car Wash
          location                                                                            201                    270

     Capital leases payable to various creditors, interest rates ranging from
          7.75% to 9.97%, due in monthly installments of $10,823 including interest, through various dates ranging from December 2003 to June
          2007, collateralized by certain equipment of the Company                            317                    123

     Note payable to Pennzoil Products Company, interest rate of 5% due in monthly installments of $2,496, including interest, through June 2003,
          collateralized by equipment of the Company                                           15                     43

     Notes payable to individuals for deferred purchase payment of Micro- Tech,
          Inc. due in monthly installments of $15,625 through August 2003                     125                      -
                                                                                 ----------------      -----------------
                                                                                           33,312                 34,349
     Less: current portion                                                                  8,812                  2,514
                                                                                 ----------------      -----------------
                                                                                $          24,500       $         31,835
                                                                                 ================      =================

In February 2003, the Company obtained renewals from Bank One, Texas, N.A. ("Bank One") on two 15 year amortization loans totaling $4.7 million which were up for periodic renewal. The loans, classified as current at September 30, 2002, were renewed by Bank One for a five year period at favorable terms. Accordingly, the loans were reclassified to long-term debt at December 31, 2002.

On November 28, 2000, the Company entered into a $6.7 million three year term note (15 year amortization basis) with Bank One to refinance certain maturing debt including the $1.3 million convertible promissory note to Bullseye Properties, the $2.1 million SouthTrust Bank note maturing in May 2001, and the $1.0 million promissory note related to the Red Baron Truck Wash acquisition. The term note also provided approximately $800,000 for the purchase of the leased Beneva Car Wash property and provided approximately $1.4 million of additional funding, net of loan closing costs, for capital improvements and working capital.

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

At December 31, 2002, the Company has available a short term line of credit with Bank One, Texas, N.A. which provides borrowing for inventory and accounts receivable financing up to $500,000 for the Company's electronic surveillance operations. The availability under this line of credit is subject to an inventory and accounts receivable borrowing formula. There were no borrowings outstanding under this line of credit at December 31, 2002.

At December 31, 2002, the Company had three letters of credit outstanding totaling $525,000 as collateral relating to workers' compensation insurance policies. Additionally, we had four commercial letters of credit outstanding totaling $552,000 for the purchase of inventory for our new electronic surveillance products business.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At December 31, 2002, we were not in compliance with our consolidated debt coverage ratios related to our Bank One, Texas, N.A. ("Bank One") term notes, our GMAC notes payable and our Wachovia Bank N.A. ("Wachovia") note payable. At December 31, 2002, we were also not in compliance with a debt coverage ratio requirement related to certain Bank One notes payable with our subsidiary, Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes as of December 31, 2002 and through January 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to the Wachovia note payable. The Company is currently in compliance with the covenants as amended. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2002, and at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending March 31, 2003, June 30, 2003 and September 30, 2003. As of March 17, 2003, the
preliminary operating results for the quarter ended March 31, 2003 through this date indicate that we should meet the required debt coverage ratio as of March 31, 2003; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2003. If we default on the Bank One covenants, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain the waiver or amendment, Bank One debt totaling $8,424,000 currently recorded as long-term debt at December 31, 2002 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing of debt with other financial institutions. Although the Company believes that it will be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments will be attained or that the debt will be refinanced with other financial institutions at favorable terms.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows: 2003 - $8.8 million; 2004 - $5.0 million; 2005 - $1.8 million; 2006 - $1.6 million; 2007 - $1.9 million; and 2008 and thereafter - $14.2 million.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

                                                 As of December 31,
                                           -----------------------------
                                               2002            2001
                                           --------------  -------------
                                                  (In Thousands)

                                           -----------------------------
        Accrued compensation               $         844   $        796
        Property and other non-income
        taxes                                        132            113
        Other                                      1,068          1,216
                                           --------------  -------------
                                           $       2,044   $      2,125
                                           ==============  =============

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

In December 1999, the Company's stockholders approved the 1999 Stock Option Plan ("the 1999 Plan") providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2002, 1,547,012 options have been granted under the 1993 and 1999 Plan including 1,088,828 nonqualified stock options.

Activity with respect to these plans is as follows:

                                                         2002                          2001                         2000
                                              --------------------------     -------------------------    -------------------------
                                                               Weighted                      Weighted                     Weighted
                                                               Average                       Average                      Average
                                                               Exercise                      Exercise                     Exercise
                                                 Number         Price           Number        Price         Number         Price
                                              -------------   ----------     ------------   ----------    -----------   -----------
  Options outstanding beginning of period         1,101,875   $     7.14        1,002,862   $     8.58      1,360,854   $     10.52
  Options granted                                   279,500   $     2.32          174,250   $     1.52        165,163   $      4.90
  Options exercised                                       -            -                -            -        (21,875)  $      3.72
  Options canceled                                  (76,092)  $    13.48         (75,237)   $    13.18       (501,280)  $     15.46
                                              -------------                  ------------                 -----------
  Options outstanding end of period               1,305,283   $     5.72        1,101,875   $     7.14      1,002,862   $      8.58
                                              =============                  ============                 ===========
  Options exercisable                             1,037,988   $     6.40          763,574   $     7.82        485,458   $      8.84
                                              =============                  ============                 ===========
  Shares available for granting of options        6,267,987                     6,471,395                   6,570,408
                                              =============                  ============                 ===========

Stock options outstanding at December 31, 2002 under both plans are summarized as follows:

                                             Weighted Avg.        Weighted
      Range of              Number             Remaining        Avg. Exercise
   Exercise Prices        Outstanding       Contractual Life        Price
  -----------------     ---------------     ----------------    -------------
  $ 1.38  - $ 2.06          206,334               7.8           $        1.56
  $ 2.08  - $ 3.00          403,126               8.0           $        2.44
  $ 5.38  - $ 8.00          439,187               6.2           $        5.92
  $ 8.62  - $12.50           74,234               4.2           $        9.20
  $13.26  - $19.50          168,652               6.5           $       14.82
  $20.00  - $22.00           13,750               6.4           $       21.46
                        -----------
                          1,305,283
                        ===========

In August 1994, the Company issued warrants to purchase 30,000 shares of Mace Security International, Inc. common stock at $8.50 per share in connection with the purchase of certain assets of a business. The warrants are exercisable over a ten year period, expiring on August 24, 2004.

The Company has a remaining total of 905,232 warrants to purchase common stock outstanding at December 31, 2002, all of which are exercisable. In 1999, the Company issued warrants to purchase a total of 1,328,250 shares of the Company's common stock at a weighted average exercise price of $4.22 per share in connection with the purchase of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at any time through August 2, 2009 and have an exercise price ranging from $2.75 to $18.50 per share.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                         As of December 31,
                                                    ---------------------------
                                                       2002            2001
                                                    -----------    ------------
   Deferred tax assets:
        Allowance for doubtful accounts             $       94     $         42
        Inventories                                         39               39
        Net operating loss carryforwards                 5,820            4,712
        Deferred revenue                                   150              100
        Compensation and related transition costs          202              202
        Car damage reserve                                  33               53
        Accrued workers compensation costs                 140                -
        Other, net                                         176              120
                                                    ----------     ------------
              Total deferred tax assets                  6,654            5,268
   Valuation allowance for deferred tax assets          (1,100)            (950)
                                                    ----------     ------------
   Deferred tax assets after valuation allowance         5,554            4,318
                                                    ----------     ------------

   Deferred tax liabilities:
        Property, equipment and intangibles             (3,624)          (4,782)
        Other, net                                           -              (29)
                                                    ----------     ------------
              Total deferred tax liabilities            (3,624)          (4,811)
                                                    ----------     ------------
   Net deferred tax assets (liabilities)            $    1,930     $       (493)
                                                    ==========     ============

At December 31, 2002, the Company has a deferred tax asset of $1.9 million, primarily representing the tax effect of the $15.5 million of net operating loss carry forwards that will begin to expire during the year ended December 31, 2008, if unused. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income in future years. Based on the relevant factors considered, the Company believes it is more likely than not it will realize the benefits of the deferred tax assets.

     The components of income tax (benefit) expense are:

                                                                    Year ended December 31,
                                                    -----------------------------------------------------
                                                          2002               2001              2000
                                                    ----------------    --------------    ---------------
                                                                        (In Thousands)
   Current (principally state taxes)                $          203      $         195     $         160
   Deferred                                                 (2,423)               339              (226)
                                                    --------------      -------------     -------------
   Total income tax (benefit) expense               $       (2,220)     $         534     $         (66)
                                                    ==============      =============     =============


     The significant components of deferred income tax (benefit) expense attributed to (loss) income for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                                     Year ended December 31,
                                                    -----------------------------------------------------
                                                         2002               2001               2000
                                                    ----------------    --------------    ---------------
                                                                       (In Thousands)
   Deferred tax expense                             $       (1,465)     $      1,531      $         876
   Loss carry forward                                       (1,108)           (1,297)              (872)
   Valuation allowance for deferred tax assets                 150               105               (230)
                                                    --------------      ------------      -------------
                                                    $       (2,423)     $        339      $        (226)
                                                    ==============      ============      =============

A reconciliation of income tax (benefit) expense computed at the U.S. federal statutory tax rates to total income tax (benefit) expense is as follows:

                                                            Year ended December 31,
                                                   ---------------------------------------
                                                     2002            2001            2000
                                                   -------          -------        -------
                                                                 (In Thousands)
Tax at U.S. federal statutory rate                 $(2,803)         $   505        $   (73)
State taxes, net of federal benefit                   (184)             128             93
Nondeductible costs and other acquisition
       accounting adjustments                          654              171            152
Valuation allowance for deferred tax assets            150              105           (230)
Fixed asset adjustments                                  -             (358)             -
Other adjustments                                      (37)             (17)            (8)
                                                   -------          -------        -------

Total income tax (benefit) expense                 $(2,220)         $   534        $   (66)
                                                   =======          =======        =======

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                 Year ended December 31,
                                                                                    -----------------------------------------------
                                                                                        2002             2001              2000
                                                                                    ------------    --------------   --------------
Numerator (In Thousands):
(Loss) income from continuing operations                                            $        (57)   $          908   $         (141)
Income from discontinued operations                                                            -                 -              459
                                                                                    ------------    --------------   --------------
(Loss) income before cumulative effect of change in accounting principle                     (57)              908              318
Cumulative effect of change in accounting principle                                       (5,733)                -                -
                                                                                    ------------    --------------   --------------
Net (loss) income                                                                   $     (5,790)   $          908   $          318
                                                                                    ============    ==============   ==============

Denominator:
Denominator for basic (loss) income
       per share - weighted average shares                                            12,630,964        12,724,282       12,238,421
Dilutive effect of options and warrants                                                        -            17,840                -
                                                                                    ------------    --------------   --------------
Denominator for diluted (loss) income
       per share - weighted average shares                                            12,630,964        12,742,122       12,238,421
                                                                                    ============    ==============   ==============

Basic (loss) income per share:
       From continuing operations                                                   $          -    $         0.07   $        (0.01)
       From discontinued operations                                                            -                 -             0.04
                                                                                    ------------    --------------   --------------
       (Loss) income before cumulative effect of change in accounting principle                -              0.07             0.03
       Cumulative effect of change in accounting principle                                 (0.46)                -                -
                                                                                    ------------    --------------   --------------
       Total                                                                        $      (0.46)   $         0.07   $         0.03
                                                                                    ============    ==============   ==============
Diluted (loss) income per share:
       From continuing operations                                                     $        -    $         0.07   $        (0.01)
       From discontinued operations                                                            -                 -             0.04
                                                                                    ------------    --------------   --------------
       (Loss) income before cumulative effect of change in accounting principle                -              0.07             0.03
       Cumulative effect of change in accounting principle                                 (0.46)                -                -
                                                                                    ------------    --------------   --------------
       Total                                                                        $      (0.46)   $         0.07   $         0.03
                                                                                    ============    ==============   ==============

The Company's options and warrants outstanding at December 31, 2002, and December 31, 2000 have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

14.  Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

15.  Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows: 2003 - $1.5 million; 2004 - $1.5 million; 2005 - $1.1 million; 2006 - $759,000; 2007 -
$665,000; and thereafter - $2.4 million. Rental expense under these leases was $1.6 million, $1.5 million, and $1.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2002, 2001, and 2000 revenues under these leases were approximately $192,000, $141,000, and $92,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies with all applicable laws relating to its business.

Certain of the Company's executive officers have entered into employment agreements whereby they will be entitled to immediate vesting provisions of issued options should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company's Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a payment of $7 million upon termination of employment under certain conditions including upon termination as a result of a change in control.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

16.  Employee Benefit Plans

Two subsidiaries of the Company maintained voluntary 401(k) plans which covered substantially all of their respective employees. Under one of the plans, employees were allowed to contribute from 1% to 20% of their regular wages, up to the limit permitted by the Internal Revenue Service. The Company matched 25% of each dollar contributed by employees up to 4% of their wages. Under the second plan, employees could contribute from 1% to 25%. Although the plan allowed for discretionary company matches, the Company did not make any matching contributions in the three years ended December 31, 2002. Both plans were terminated in 2002.

17.  Operating Agreements

During a portion of 2000, the Company managed three car wash locations under operating agreements, under which the Company was entitled to all profits generated from the operation of those locations. Operating agreements generally arise from pending acquisitions that will be closed pending completion of certain conditions. The pretax income earned under these operating agreements is presented in the accompanying consolidated statements of operations as revenue from operating agreements net of all operating expenses.

The Company has been directly operating its Security Products Segment since May 1, 2002. Previous to May 1, 2002, the Security Products Segment was operated by Mark Sport, Inc. ("Mark Sport") under a management agreement which expired on April 30, 2002 (the "Management Agreement"). Mark Sport is controlled by Jon E. Goodrich, a Director of the Company. Under the Management Agreement, beginning on January 1, 2000, Mark Sport operated the segment and received all profits and losses therefrom. In exchange, Mark Sport paid the Company a monthly fee and, upon termination of the agreement, an amount equal to the amortization and depreciation of the assets of the division. (See Note 20, Related Party Transactions.)

The results of operations subject to operating agreements were as follows:

                                                                         Year ended December 31,
                                                                 -------------------------------------
                                                                    2002          2001          2000
                                                                 ----------    ----------    ---------
             Revenues                                                        (In Thousands)

             Car wash and detailing services                     $       -      $      -      $    804
             Lube and other automotive services                          -             -             -
             Fuel and merchandise sales                                  -             -            53
             Security products operating lease payments                 80           240           220
                                                                 ---------     ---------     ---------
                                                                        80           240         1,077
             Cost of Revenues
             Car wash and detailing services                             -             -           727
             Lube and other automotive services                          -             -             -
             Fuel and merchandise sales                                  -             -            38
                                                                 ---------     ---------     ---------
                                                                         -             -           765



             Selling, general, and administrative expenses               -             -            52
             Depreciation and amortization                               -             -             -
                                                                 ---------     ---------     ---------
             Operating income                                           80           240           260

             Interest expense, net                                       -             -             -
             Other income                                                -             -             1
                                                                 ---------     ---------     ---------
             Income earned under operating agreements            $      80     $     240     $     261
                                                                 =========     =========     =========

18. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be imparied by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. We are marketing these sites for sale and have written down these assets to their estimated fair market values based on expected proceeds upon sale.

In 2000, we wrote down the value of our Berlin, New Jersey facility by $138,000 to reflect the sales price of those assets in January 2001.

19. Costs of Terminated Acquisitions

The Company's policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated. The costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $57,000 and $135,000 in 2002 and 2001, respectively. These costs, which principally related to several possible acquisitions the Company pursued outside the car wash industry, are primarily related to due diligence costs. In 2000, costs of previously capitalized expenditures principally related to the termination of the Planet Truck Wash acquisition and acquisition related expenses associated with the proposed Wash Depot Holdings, Inc. ("Wash Depot") merger. The Company terminated the Wash Depot Merger Agreement on September 30, 2000, as a result of certain conditions precedent to closing not being satisfied by Wash Depot. Of the $580,000 in costs of terminated acquisitions in 2000, approximately $209,000 represented unrecoverable cash and stock deposits and approximately $371,000 represented external incremental transaction costs including legal, accounting, consulting and due diligence costs.

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

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. The Company paid $29,000, $60,000 and $84,000 in fiscal 2002, 2001 and 2000, respectively, for such services.

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

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000. The Management Agreement was extended several times through amendments. The Management Agreement required Mark Sport to pay the Company $20,000 per month beginning February 2000 and continuing through April 30, 2002, the extended term of the Management Agreement. Additionally, Mark Sport paid the Company an amount equal to the amortization and depreciation on the assets of the division. During the term of the Management Agreement, Mark Sport operated the segment in substantially the same manner as it was operated prior to the Management Agreement. On February 21, 2002, Mark Sport and the Company amended the Management Agreement. The amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At December 31, 2002, Mark Sport owed the Company $127,000.

The Company's Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was further amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At December 31, 2002, the balance owed on this promissory note was $177,000.

21. Segment Reporting

The Company currently operates in two segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales; and the Security Products Segment. From January 1, 2000 through April 30, 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, operated the Company's Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment.

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

     Selected financial information for each reportable segment is as follows:

                                                                            Year ended December 31,
                                                                 --------------------------------------------
                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
Revenues:                                                                       (In Thousands)
     Car and truck wash - external customers                     $     44,132    $     47,984    $     47,783
     Security products - external customers                             2,471               -               -
     Security products - operating agreement                               80             240             220
                                                                 ------------    ------------    ------------
                                                                 $     46,683    $     48,224    $     48,003
                                                                 ============    ============    ============

Operating income (loss):
     Corporate (1)                                               $     (3,044)   $     (2,845)   $     (3,041)
     Car and truck wash                                                 6,004           6,645           5,937
     Security products                                                    (15)              -               -
     Security products - operating agreement                               80             148             220
                                                                 ------------    ------------    ------------
                                                                 $      3,025    $      3,948    $      3,116
                                                                 ============    ============    ============

Assets:
     Car and truck wash                                          $     91,294    $    100,529    $    102,616
     Security products                                                  4,994           4,141           3,515
                                                                 ------------    ------------    ------------
                                                                 $     96,288    $    104,670    $    106,131
                                                                 ============    ============    ============

Capital expenditures:
     Corporate                                                   $         11    $        171    $         96
     Car and truck wash                                                 1,357           1,715           2,058
     Security products                                                    625               -              15
                                                                 ------------    ------------    ------------
                                                                 $      1,993    $      1,886    $      2,169
                                                                 ============    ============    ============

Depreciation and amortization:
     Corporate                                                   $         66    $         95    $         76
     Car and truck wash                                                 1,839           2,626           2,391
     Security products                                                     48              92               -
                                                                 ------------    ------------    ------------
                                                                 $      1,953    $      2,813    $      2,467
                                                                 ============    ============    ============

     (1) Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating income is as follows:

                                                                          Year ended December 31,
                                                                 --------------------------------------------
                                                                     2002           2001             2000
                                                                 ------------    ------------    ------------
                                                                                (In Thousands)
     Total operating income for
         reportable segments                                     $      3,025    $      3,948    $      3,116
     Costs of terminated acquisitions                                      57             135             580
     Asset impairment charges                                           1,165               -             138
                                                                 ------------    ------------    ------------
     Total reported operating income                             $      1,803    $      3,813    $      2,398
                                                                 ============    ============    ============

22. Selected Quarterly Financial Information (In Thousands)(Unaudited)

                                                                           Year ended December 31, 2002
                                                         ------------------------------------------------------------------
                                                                                                              Diluted Net
                                                                                             Net (Loss)      (Loss) Income
                                                           Revenues       Gross Profit         Income          Per Share
                                                         --------------   --------------   ---------------   --------------
           1/st/ Quarter                                 $      11,756    $       3,840    $      (5,042)    $      (0.40)
           2/nd/ Quarter                                        11,853            3,581              357     $       0.03
           3/rd/ Quarter                                        11,840            3,146             (116)    $      (0.01)
           4/th/ Quarter                                        11,234            2,910             (989)    $      (0.08)
                                                         -------------    -------------    -------------
           Total                                         $      46,683    $      13,477    $      (5,790)    $      (0.46)
                                                         =============    =============    =============


                                                                           Year ended December 31, 2001
                                                         ------------------------------------------------------------------
                                                                                                              Diluted Net
                                                                                             Net Income      Income (Loss)
                                                           Revenues       Gross Profit         (Loss)          Per Share
                                                         --------------   --------------   ---------------   --------------
           1/st/ Quarter                                 $      12,829    $       3,749    $         302     $       0.02
           2/nd/ Quarter                                        13,041            3,894              358     $       0.03
           3/rd/ Quarter                                        10,965            2,827              (19)    $          -
           4/th/ Quarter                                        11,389            3,657              267     $       0.02
                                                         -------------    -------------    -------------
           Total                                         $      48,224    $      14,127    $         908     $       0.07
                                                         =============    =============    =============


                                                                           Year ended December 31, 2000
                                                         ------------------------------------------------------------------
                                                                                                              Diluted Net
                                                                                             Net Income      Income (Loss)
                                                           Revenues       Gross Profit         (Loss)          Per Share
                                                         --------------   --------------   ---------------   --------------
           1/st/ Quarter                                 $      11,760    $       3,535    $         280     $       0.02
           2/nd/ Quarter                                        12,171            3,355              394     $       0.03
           3/rd/ Quarter                                        12,684            3,024              (83)    $      (0.01)
           4/th/ Quarter                                        11,388            2,972             (273)    $      (0.02)
                                                         -------------    -------------    -------------
           Total                                         $      48,003    $      12,886    $         318     $       0.03
                                                         =============    =============    =============

EXHIBIT INDEX


Exhibit
No.        Description
---        -----------

3.6 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc.
10.145 Promissory Note and Loan Agreement dated October 31, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $480,000.
10.146 Line of Credit Note and Credit Agreement dated December 15, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Bank One Texas, N.A. in the amount of $500,000.
10.147 Amendment dated February 21, 2003 to Business Loan Agreement between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional amendments which are substantially identical in all material respects, except as to the borrower being Mace Truck Wash, Inc. and Mace Security Products, Inc., are not being filed).
10.148 Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100.
10.149 Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and Bank One, Texas, N.A. in the amount of $4,281,578.
10.150 Modification Agreement dated March 14, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A.

11         Statement Re: Computation of Per Share Earnings

21         Subsidiaries of the Company

23.1       Consent of Grant Thornton LLP