Form 10-Q
period 2003-03-31
MACE SECURITY INTERNATIONAL INC
filed 2003-05-12
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	03-0311630 (I.R.S. Employer Identification No.)

1000 Crawford Place, Suite 400, Mt. Laurel, NJ 08054
(Address of Principal Executive Offices)

Registrant’s Telephone No., including area code: (856) 778-2300

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock:

As of May 7, 2003, there were 12,402,034 Shares of Registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.

Form 10-Q
Quarter Ended March 31, 2003

SIGNATURES	26

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

Mace Security International, Inc.

Consolidated Balance Sheets

(In thousands except share information)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,461	$6,189
Accounts receivable, less allowance for doubtful accounts of $206 and $198 in 2003 and 2002, respectively	1,029	772
Inventories	3,336	2,675
Deferred income taxes	227	230
Prepaid expenses and other current assets	1,722	1,968

Total current assets	11,775	11,834
Property and equipment:
Land	31,804	31,804
Buildings and leasehold improvements	35,504	35,470
Machinery and equipment	9,601	9,485
Furniture and fixtures	444	444

Total property and equipment	77,353	77,203
Accumulated depreciation and amortization	(9,562)	(9,082)

Total property and equipment, net of accumulated depreciation and amortization	67,791	68,121
Goodwill	13,430	13,430
Other intangible assets, net of accumulated amortization of $1,425 and $1,415 in 2003 and 2002, respectively	956	959
Deferred income taxes	1,530	1,700
Other assets	238	244

Total assets	$95,720	$96,288

See accompanying notes.

	March 31, 2003	December 31, 2002

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,755	$8,812
Accounts payable	2,178	2,598
Income taxes payable	227	210
Deferred revenue	343	380
Accrued expenses and other current liabilities	2,167	2,044

Total current liabilities	13,670	14,044
Long-term debt, net of current portion	23,672	24,168
Capital lease obligations, net of current portion	295	332
Other liabilities	62	75
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	—	—
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 12,412,034 and 12,407,655 in 2003 and 2002, respectively	124	124
Additional paid-in capital	69,720	69,710
Accumulated deficit	(11,823)	(12,165)

Total stockholders’ equity	58,021	57,669

Total liabilities and stockholders’ equity	$95,720	$96,288

See accompanying notes.

Mace Security International, Inc.

Consolidated Statements of Operations
(Unaudited)

(In thousands except share information)

	Three Months Ended March 31,

	2003	2002

		(Restated)
Revenues:
Car wash and detailing services	$9,545	$9,966
Lube and other automotive services	1,021	1,035
Fuel and merchandise sales	920	695
Security product sales	1,115	—
Operating agreements	—	60

	12,601	11,756
Cost of revenues:
Car wash and detailing services	6,705	6,526
Lube and other automotive services	777	789
Fuel and merchandise sales	795	601
Security product sales	654	—

	8,931	7,916
Selling, general and administrative expenses	2,210	1,793
Depreciation and amortization	485	472

Operating income	975	1,575
Interest expense, net	(522)	(563)
Other income	82	66

Income before income taxes	535	1,078
Income tax expense	193	388

Income before cumulative effect of a change in accounting principle	342	690
Cumulative effect of a change in accounting principle, net of tax benefit of $2,188	—	(5,733)

Net income (loss)	$342	$(5,043)

Per share of common stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$0.03	$0.05
Cumulative effect of a change in accounting principle, net of tax	—	(0.45)

Net income (loss)	$0.03	$(0.40)

Weighted average shares outstanding:
Basic	12,410,279	12,693,377
Diluted	12,416,564	12,718,381

See accompanying notes.

Mace Security International, Inc.

Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In thousands except share information)

	Number of Common Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	12,407,655	$124	$69,710	$(12,165)	$57,669
Shares purchased and retired	(2,200)	—	(2)	—	(2)
Common stock issued in purchase acquisition	6,579	—	12	—	12
Net income				342	342

Balance at March 31, 2003	12,412,034	$124	$69,720	$(11,823)	$58,021

See accompanying notes.

Mace Security International, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended March 31,

	2003	2002

		(Restated)
Operating activities
Income before cumulative effect of a change in accounting principle	$342	$690
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(5,733)

Net income (loss)	342	(5,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	485	472
Provision for losses on receivables	9	—
Cumulative effect of change in accounting principle	—	7,920
Deferred income taxes	173	(1,904)
Changes in operating assets and liabilities:
Accounts receivable	(266)	28
Inventories	(661)	(50)
Accounts payable	(419)	(482)
Deferred revenue	(36)	(48)
Accrued expenses	123	(154)
Income taxes	17	62
Prepaid expenses and other assets	254	308

Net cash provided by operating activities	21	1,109
Investing activities
Purchase of property and equipment	(149)	(133)
Payments for intangibles	(7)	—
Deposits and other prepaid costs on future acquisitions	—	(10)

Net cash used in investing activities	(156)	(143)
Financing activities
Payments on long-term debt and capital lease obligations	(591)	(554)
Payments to purchase stock	(2)	(81)

Net cash used in financing activities	(593)	(635)

Net (decrease) increase in cash and cash equivalents	(728)	331
Cash and cash equivalents at beginning of period	6,189	6,612

Cash and cash equivalents at end of period	$5,461	$6,943

See accompanying notes.

Mace Security International, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively “the Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated statement of operations and statement of cash flows for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of a change in accounting principle in the first quarter of the year of adoption in accordance with Statement of Financial Accounting Standard 142 (see Note 3, Change in Accounting Principle).

On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and warrants have been retroactively restated to reflect the reverse split, unless otherwise noted.

2.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, the FASB approved the issuance of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement did not materially affect the Company’s financial position or results of operations.

In June 2002, the FASB approved the issuance of SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after the adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

3.

Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires companies to test intangibles for impairment on an annual basis. During 2002, the Company performed its testing under SFAS 142 pertaining to its evaluation of intangible assets determined to have indefinite useful lives, and determined that there were impairment issues with goodwill and certain trademarks used in our security products segment.

The fair values of the trademarks were determined using a royalty savings approach, discounted at appropriate risk-adjusted rates, which yielded results consistent with available market-approach data. The impairment of $43,000, net of tax, was recorded as a cumulative effect of a change in accounting principle at March 31, 2002.

Under the provisions of SFAS 142, the Company was also required to complete a goodwill impairment test. The first step of the transitional testing was the determination of our reporting units and the estimation of the fair values of the reporting units. A discounted cash flow model was used to estimate the fair value of our reporting units. The Company engaged an independent appraisal firm to determine appropriate discount rates for each reporting unit. Discount rates were derived by using the weighted average cost of capital technique. The discount rates were then used by the Company in the discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations of each of the reporting units. In the third quarter of 2002, as a result of the goodwill impairment testing, we determined that the book value of our Northeast reporting unit exceeded its current fair value by $1.84 million. The Northeast reporting unit’s fair value was based on expectations for the business in light of the current economic environment and the uncertainty associated with recent volume due to unfavorable weather patterns. Additionally, there was an impairment of $5.34 million in our Arizona reporting unit due to unfavorable economic conditions combined with a significant increase in local competition. This charge represented a complete write-off of the goodwill associated with this reporting unit. Finally, there was an impairment loss of $670,000 in our truck wash reporting unit, primarily because we did not acquire additional truck washes necessary to achieve the scale needed to attract national accounts. This charge represented a complete write-off of the goodwill associated with this reporting unit. The first quarter results for 2002 were restated to reflect the cumulative effect of a change in accounting principle in accordance with SFAS 142.

We will perform our annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, each year, or whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in this or subsequent years.

4.

Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	March 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$25	$4	$25	$2
Customer list	25	4	25	2
Deferred financing costs	380	137	373	131

Total amortized intangible assets	430	145	423	135
Non-amortized intangible assets:
Trademarks - security products segment	1,835	1,270	1,835	1,270
Service mark - car care segment	116	10	116	10

Total non-amortized intangible assets	1,951	1,280	1,951	1,280

Total intangible assets	$2,381	$1,425	$2,374	$1,415

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2003	$40
2004	35
2005	30
2006	25
2007	23

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

On August 12, 2002, the Company acquired the inventory, certain other assets and the operations of Micro-Tech Manufacturing, Inc. (“Micro-Tech”), a manufacturer and retailer of electronic security devices. Total consideration under the agreement was approximately $505,000. At closing, the Company paid $217,000 cash for inventory, $15,625 cash representing the first of twelve equal monthly installments totaling $187,500, and 13,158 (pre-reverse split) registered shares of common stock of the Company representing the first of eight quarterly payments of shares totaling 105,263 (pre-reverse split) shares. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

6.

Stock Based Compensation

The Company accounts for stock options under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$342	$(5,043)
Less: Stock-based compensation costs under fair value based method for all awards	(75)	(171)

Pro forma net income (loss)	$267	$(5,214)

Earnings per share - basic
As reported	$0.03	$(0.40)
Pro forma	$0.02	$(0.49)
Earnings per share - diluted
As reported	$0.03	$(0.40)
Pro forma	$0.02	$(0.49)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in 2002: expected volatility of 61%; risk-free interest rate ranging from 3.72% to 5.39%; and expected lives of 10 years. In the first quarter ended March 31, 2003, 50,000 options were granted with an expected volatility of 61%, risk-free interest rate of 4.07%, and expected life of 10 years.

7.

Operating Agreement

The Company has been directly operating its Security Products Segment since May 1, 2002. Previous to May 1, 2002, the Security Products Segment was operated by Mark Sport, Inc. (“Mark Sport”) under a management agreement which expired on April 30, 2002 (the “Management Agreement”). Mark Sport is controlled by Jon E. Goodrich, a Director of the Company. Under the Management Agreement, beginning on January 1, 2000, Mark Sport operated the segment and received all profits and losses therefrom. In exchange, Mark Sport paid the Company a monthly fee of $20,000 and, upon termination of the agreement, an amount equal to the amortization and depreciation of the assets of the division.

8.

Commitments and Contingencies

In December 1999, the Company was named as a defendant in a suit filed in the State of New York by Janeen Johnson et. al. The litigation concerns a claim that a self-defense spray manufactured by the Company and used by a law enforcement officer contributed to the suffering and death of Christopher Johnson. The Company forwarded the suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company’s insurance coverage.

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

In October 2001, the Company was named as an additional party defendant in a suit filed by Alan Berndt and Martha Berndt in the United States District Court for the Northern District of California. The litigation alleges the Company was responsible for personal injuries arising out of Mr. Berndt’s use of a Gas Launcher. We have forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

In May 2002, the Company was named as one of three defendants in a suit filed by Timothy Gamradt and Carla Gamradt in the

United States District Court for the District of Minnesota. The litigation alleges that the plaintiffs are entitled to damages against the Company due to injuries allegedly sustained by Mr. Gamradt when a pyrotechnic smoke device known as the “Black Smoke Device” was discharged by Mr. Gamradt’s superior during a training exercise at a federal prison facility at which Mr. Gamradt was employed as a guard. Mr. Gamradt alleges that when the device was activated, he suffered injuries to his lungs. We have forwarded the suit to our insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of our insurance coverage.

In July 2002, the Company and its former president, Jon Goodrich, were named as defendants in a lawsuit in the Supreme Court of New York County of the State of New York filed by Armor Holdings, et al. The suit alleges that the Company and Mr. Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company’s then lines of business to the plaintiffs. The suit also alleges that the Company violated a right of first refusal on sale granted to plaintiffs, when the Company entered into a Management Agreement with Mark Sport, Inc., to operate the Company’s Consumer Products Division. The lawsuit requests $15 million in damages. Though the outcome of litigation is always uncertain, the Company believes that all of the claims are without merit.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows or financial condition.

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

Certain of the Company’s executive officers have entered into employment agreements and employee stock option agreements whereby they will be entitled to immediate vesting provisions of issued options should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $7,000,000 upon termination of employment under certain conditions including upon termination as a result of a change in control.

9.

Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales; and the Security Products segment. From January 1, 2000 through April 30, 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, operated the Company’s Security Products Division. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Division.

Financial information regarding the Company’s segments is as follows:

	Car and Truck Wash	Security Products	Corporate Functions *

	(In Thousands)
Three months ended March 31, 2003
Revenues from external customers	$11,486	$1,115	$—
Intersegment revenues	$—	$—	$—
Segment operating income (loss)	$1,680	$(27)	$(678)
Segment assets	$89,935	$5,785	$—
Three months ended March 31, 2002
Revenues from external customers	$11,696	$60	$—
Intersegment revenues	$—	$—	$—
Segment operating income (loss)	$2,237	$60	$(722)

*

Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax,corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

10.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgements can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. Such estimates include the Company’s estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, as well as valuation calculations such as the Company’s goodwill impairment calculations under the provisions of SFAS 142.

11.

Income Taxes

The Company recorded tax expense of $193,000 and $388,000 for the three months ended March 31, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

12.

Related Party Transactions

Effective August 1, 2000, Mace entered into a five year lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace’s Chairman, Chief Executive Officer and President, for Mace’s executive offices in Mt. Laurel, New Jersey. The lease terms were subject to a survey of local real estate market pricing and approval by the Company’s Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. Mace has also entered into a three-year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in Mace’s executive offices. The rental rates were based upon a third-party valuation of the furnishings, and Mace believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. The Company paid $29,000 in 2002 for such services. On November 6, 2001, the Audit Committee approved an arrangement subject to quarterly review under which the Company prepays LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. Additionally, when the Learjet 31A is used, the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. As of July 2002, the Company is no longer prepaying LP Learjets, LLC for the future right to use the Learjet 31A.

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. (“Mark Sport”), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company’s Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000 in exchange for certain payments to the Company. The Management Agreement was extended several times through amendments. A February 21, 2002 amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At March 31, 2003, Mark Sport owed the Company $127,000.

The Company’s Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provides for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was further amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company’s Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At March 31, 2003, the balance owed on this promissory note was $171,000.

13.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended

	3/31/03	3/31/02

		(Restated)
Numerator:
Income before cumulative effect of a change in accounting principle	$342	$690
Cumulative effect of a change in accounting principle, net of tax	—	(5,733)

Net income (loss)	$342	$(5,043)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	12,410,279	12,693,377
Dilutive effect of options and warrants	6,285	25,004

Denominator for diluted income (loss) per share - weighted average shares	12,416,564	12,718,381

Basic and diluted income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.03	$0.05
Cumulative effect of a change in accounting principle, net of tax	—	(0.45)

Net income (loss)	$0.03	$(0.40)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

Forward Looking Statements

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this section are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such Risk Factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Risk Factors described below that could cause actual results to differ from our expectations. The Forward Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

Revenue Recognition

Revenue from the Company’s Car Care segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.

Revenue from the Company’s Security Products Segment is recognized when shipments are made, or for export sales when title has passed. The Company was paid $20,000 per month, from January through March of 2002, under an agreement which allowed Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company’s Security Products Segment. These amounts are included under revenues from operating agreements.

Goodwill

On January 1, 2002, we adopted SFAS 142, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 required that, within six months of adoption, the first phase of the goodwill transitional impairment testing be completed at the reporting unit level as of the date of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. (See Note 3, Change in Accounting Principle.)

In accordance with SFAS 142, we also completed a 2002 annual impairment test as of November 30, 2002, and will be subject to an impairment test each year thereafter. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3, Change in Accounting Principle). We cannot guarantee that there will not be impairments in this or subsequent years.

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

Deferred Acquisition Costs

The Company capitalizes legal, accounting, engineering and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. We, however, routinely evaluate such capitalized costs and charge to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred.

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

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management’s current opinion will not be consummated.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence and management’s judgment, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred Revenue

The Company records a liability for gift certificates and ticket books sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months.

Introduction

Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2003 for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, and 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations spreads the risk of adverse weather-related influence on our volume.

Security Products

During 2000, 2001, and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, operated the Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment. Prior to the acquisition of Micro-Tech, the Company operated its Security Products Segment solely as the Consumer Products Division. The Company’s Consumer Products operations manufacture and market personal safety, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company’s car care facilities.

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

Cost of Revenues

Car and Truck Wash Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Security Products

For the first four months of 2002 the Security Products segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. It is anticipated that the new electronic security device business unit acquired in August 2002 will also incur costs related to product returns and warranties and customer support, but those were insignificant during the current quarter.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight- line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to 15 years, using the straight line method. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets, namely trademarks and service marks, determined to have indefinite useful lives.

Other Income

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of equipment.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, fixed asset adjustments and changes to the valuation allowance.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Three Months Ended March 31,

	2003	2002

		(Restated)
Revenues	100.0%	100.0%
Cost of revenues	70.9	67.3
Selling, general and administrative expenses	17.5	15.3
Depreciation and amortization	3.9	4.0
Operating income	7.7	13.4
Interest expense, net	(4.1)	(4.8)
Other income	0.6	0.6

Income before income taxes	4.2	9.2
Income tax expense	1.5	3.3

Income before cumulative effect of a change in accounting principle	2.7	5.9
Cumulative effect of a change in accounting principle, net of tax	—	(48.8)

Net income (loss)	2.7%	(42.9)%

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $5.5 million at March 31, 2003. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 36% at March 31, 2003, and 37% at December 31, 2002.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic surveillance products business, and for equipment purchases and upgrades for our car care segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company’s stock improves.

As of March 31, 2003, we had negative working capital of approximately $1.9 million. At December 31, 2002, working capital was a negative $2.2 million and cash and cash equivalents were $6.2 million. The negative working capital position at March 31, 2003 is primarily attributable to the reclassification of approximately $6.4 million of 15 year amortizing loans from long term to current liabilities as a result of these loans being due in July 2003 and November 2003. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of two loans in February 2003 totaling $4.7 million for a five year period, there can be no assurance that our lender will continue to provide us with renewals, with renewals at favorable terms, or that we may be able to obtain favorable terms from an alternative funding source.

We estimate aggregate capital expenditures for our car care segment, exclusive of acquisitions of businesses, of approximately $400,000 for the remainder of the year ending December 31, 2003. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. We financed a portion of the $505,000 purchase price of this building with a long term mortgage of approximately $400,000. In addition to the purchase of the electronic surveillance products business and facility, we will also expend significant cash to purchase inventory as we introduce new electronic surveillance products and for improvements to the new building. We spent approximately $1.5 million for our initial inventory of newly developed electronic surveillance products through the first quarter ended March 31, 2003 and we estimate we will spend approximately $100,000 for capital improvements to the recently purchased building through the second quarter ending June 30, 2003.

Debt Capitalization and Other Financing Arrangements

At March 31, 2003, we had borrowings of approximately $32.7 million. We had three letters of credit outstanding at March 31, 2003, totaling $825,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2003.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At March 31, 2003, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable related to our subsidiary, Colonial Full Service Car Wash, Inc. (“Colonial”). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes through April 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank N.A. as of December 31, 2002. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings totaled approximately $225,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to debt service (“the debt coverage ratio”) of 1.2 to 1 at December 31, 2002, and at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending March 31, 2003, June 30, 2003 and September 30, 2003. We cannot provide assurance that favorable operating trends will continue through June 30, 2003. If we default on any of the Bank One covenants, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $8.2 million currently recorded as long-term debt at March 31, 2003 would become due on demand.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be attained or that the debt would be refinanced with other financial institutions at favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the car care segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of March 31, 2003 are as follows: Year 1 - $1.5 million; Year 2 - $1.5 million; Year 3 - $1.1 million; Year 4 - $767,000; Year 5 - $708,000; and thereafter - $2.3 million.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2003 (in thousands):

	Payments Due By Period

Contractual Obligations	Total	One Year	Two to Three Years	Four to Five Years	Thereafter

Long-term debt	$32,237	$8,565	$6,433	$6,601	$10,638
Capital leases	485	190	226	69	—
Minimum operating lease payments	7,890	1,546	2,598	1,475	2,271

	$40,612	$10,301	$9,257	$8,145	$12,909

	Amounts Expiring Per Period

Other Commercial Commitments	Total	One Year		Two to Three Years	Four to Five Years	Thereafter

Line of Credit	$500	$500	(1)	$—	$—	$—
Standby Letters of Credit	825	825		—	—	—

	$1,325	$1,325		$—	$—	$—

(1)

There were no borrowings outstanding under the Company’s line of credit at March 31, 2003

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which Fusion agreed to enter into up to two equity purchase agreements to purchase directly from us shares of our unrestricted common stock. Each equity purchase agreement to be in an aggregate principal amount of $12.0 million. The first equity purchase agreement was entered into on April 17, 2000. Fusion had the right to terminate the first equity purchase agreement on or after February 20, 2003. In the Company’s Form 10-K for the year ended December 31, 2002, the Company described the first equity purchase agreement as having expired on February 20, 2003. On April 11, 2003 Fusion notified the Company that Fusion did not terminate the first equity agreement and further agreed not to terminate it until on or after February 20, 2005; accordingly, the first equity purchase agreement is still in effect. The equity purchase agreement allows us to suspend the purchasing of our common stock by Fusion if the price of our common stock is less than $7.00 (pre-reverse split) per share. We are currently not permitting the purchase of our common stock under the equity purchase agreement due to the current low trading value of our common stock and the potentially dilutive effect of such stock purchases. If and when we agree to the purchase of our stock, Fusion has the right to purchase from us shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00 (pre-reverse split), whichever is greater or (2) a price based upon the lower of (a) the lowest sale price of the common stock during the 12 consecutive trading days immediately preceding Fusion’s purchase and (b) the lowest closing bid price for the common stock during the 12 consecutive trading days ending on the day prior to Fusion’s purchase. As long as we have not suspended Fusion from purchasing our stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay us $1.0 million as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by us to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into our common stock. The description of the equity purchase agreement and master facility agreement is summarized above. The equity purchase agreement and the master facility agreement have been filed as exhibits 10.128 and 10.129 as noted in our December 31, 2002 Form 10-K.

Cash Flows

Operating Activities. Net cash provided by operating activities totaled $21,000 for the three months ended March 31, 2003. Cash provided by operating activities in 2003 was impacted primarily by reduced volume within the car care segment due to severe weather in February and the purchasing of our initial inventory of electronic surveillance products.

Investing Activities. Cash used in investing activities totaled $156,000 for the three months ended March 31, 2003 which reflects $138,000 for capital expenditures relating to ongoing car care operations, and $11,000 for ongoing security products operations.

Financing Activities. Cash used in financing activities was $593,000 for the three months ended March 31, 2003 which reflects routine principal payments on debt of $591,000 and $2,000 for the purchase and retirement of shares of our common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather can adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse regions.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

Results of Operations for the Three Months Ended March 31, 2003
Compared to the Three Months Ended March 31, 2002

Revenues

Car and Truck Wash Services

Revenues for the three months ended March 31, 2003 were $11.5 million as compared to $11.7 million for the three months ended March 31, 2002, a decrease of $.2 million or 2%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $11.5 million of revenues for the three months ended March 31, 2003, $9.5 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.9 or 8% from fuel and merchandise sales. Of the $11.7 million of revenues for the three months ended March 31, 2002, $10.0 million or 85% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.7 million or 6% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to a 5% decrease in wash volume in 2003 as compared to 2002 principally due to more rainy and cloudy days in the Company’s Texas, Arizona and Florida regions in 2003. The volume decrease was partially offset by a slight increase in the average wash and detailing revenue per car.

Security Products

During the first three months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Division. Revenues for the three months ended March 31, 2003 were $1.1 million comprised of approximately $700,000 from the Consumer Products Division and approximately $400,000 from electronic surveillance products.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the three months ended March 31, 2003 were $8.3 million or 72% of revenues with car washing and detailing costs at 70% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the three months ended March 31, 2002 were $7.9 million, or 68% of revenues. With the Company’s decrease in wash volume of 5% as compared to the same quarter in the prior year, combined with increased insurance premiums and related claim costs, and an increase in labor costs as a percent of revenues of approximately two percentage points, the Company has experienced a deterioration in wash and detailing operating margins. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

Security Products

During the first quarter of 2002, pursuant to a Management Agreement, no costs were incurred by us. During the three months ended March 31, 2003, cost of revenues were $654,000 or 59% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 were $2.2 million compared to $1.8 million for the same period in 2002, an increase of approximately $0.4 or 23%. SG&A costs as a percent of revenues were 17.5% for the three months ended March 31, 2003 as compared to 15.3% in the first quarter of 2002. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Division in May 2002, which added $470,000 of SG&A costs in the first quarter of 2003. This increase in SG&A costs was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

Depreciation and Amortization

Depreciation and amortization totaled $485,000 for the three months ended March 31, 2003 as compared to $472,000 for the same period in 2002. This increase is primarily attributable to depreciation expense as a result of recommencing operation of the Security Products Division in May 2002.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2003, was $522,000 compared to $563,000 for the three months ended March 31, 2002. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the three months ended March 31, 2003 was $82,000 compared to $66,000 for the three months ended March 31, 2002.

Income Taxes

The Company recorded tax expense of $193,000 and $388,000 for the three months ended March 31, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Risk Factors

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These risks and uncertainties are set forth herein and in the Company’s 2002 Form 10-K and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations.

Our business plan poses risks for us. Our business objectives include internally developing our Electronic Surveillance Products and acquiring additional car washes, if we can do it under advantageous terms. To date, we have spent or committed to spend approximately $2.2 million in developing our Electronic Surveillance Products Division including the acquisition cost of Micro-Tech, the purchase of our warehouse in Hollywood, Florida, and the cost of developing and purchasing our expanded inventory product line. To date, we have increased our sales of our Electronic Surveillance Products by approximately $100,000 per month and are furthering the development of our distribution and sales network. As part of our business plan we may also develop or acquire additional car wash facilities. Our strategy involves a number of risks, including:

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

Risk related to borrowings. Our borrowings as of March 31, 2003 were $32.7 million. Of the borrowings, $8.8 million is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At March 31, 2003, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable related to our subsidiary, Colonial Full Service Car Wash, Inc. (“Colonial”).

With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes through April 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank N.A. as of December 31, 2002. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings totaled approximately $225,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to debt service of 1.2 to 1 at December 31, 2002, and at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending March 31, 2003, June 30, 2003 and September 30, 2003. We cannot provide assurance that favorable operating trends will continue through June 30, 2003. If we default on any of the Bank One covenants, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $8.2 million currently recorded as long-term debt at March 31, 2003 would become due on demand.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be attained or that the debt will be refinanced with other financial institutions at favorable terms.

Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers and do not replace them with experienced personnel, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers. The employment agreements of Messrs. Kramer and Krzemien expired on March 26, 2003, and Mr. Paolino’s employment agreement will expire on May 24, 2003. Mr. Paolino is the Company’s Chief Executive Officer; Mr. Kramer is the Company’s Chief Operating Officer, General Counsel and Secretary; and Mr. Krzemien is the Company’s Chief Financial Officer and Treasurer. The Company and the officers named above have not yet completed negotiations concerning their continued employment.

We have reported net losses in the past. We have reported net losses in the past and working capital deficits, and we have expended substantial funds for acquisitions, equipment, and new business development. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in subsequent reporting periods that will have a material impact on earnings and equity of the Company. (See also Note 3, Change in Accounting Principle.)

We have a limited operating history regarding our Electronic Surveillance Products Division. We recently expanded our line of security products by adding the Electronic Surveillance Products Division. We are incurring expenses to develop the new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic Surveillance Products that may prevent the Company from making them profitably, including, among others: risks associated with unanticipated problems in the acquired company; risks inherent with our management having limited experience in electronic security device marketing; risks relating to the size and number of competitors in the electronic security device market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; and risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic industry. We also expect that there will be costs related to product returns and warranties and customer support, that we cannot quantify or accurately estimate until we have more experience in operating the new business.

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

Listing on the Nasdaq National Market. Our common stock had a bid price of $1.10 at the close of the market on May 7, 2003. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of one dollar for thirty consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

On October 2, 2002, the Company was advised by Nasdaq that its common stock failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by the Nasdaq National Market under its Marketplace Rules. Nasdaq advised us that we had 90 days to maintain a bid price of at least one dollar for ten consecutive business days or we would be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending December

24, 2002, in part by completing a one-for-two reverse stock split on December 17, 2002. On December 30, 2002, the Company was advised by Nasdaq that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

Our stock price is volatile. Our common stock’s market price has been and is likely to continue to be highly volatile. Factors like fluctuations in our quarterly revenues and operating results, our ongoing acquisition program, market conditions and economic conditions generally may impact significantly our common stock’s market price. In addition, if we make an acquisition, we may agree to issue common stock that will become available generally for resale and may have an impact on our common stock’s market price.

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

The preferred stock may be viewed as having the effect of discouraging an unsolicited attempt by another entity to acquire control of us and may therefore have an anti-takeover effect. Issuances of authorized preferred stock can be implemented, and have been implemented by some companies in recent years with voting or conversion privileges intended to make an acquisition of the company more difficult or costly. Such an issuance could discourage or limit the stockholders’ participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

Some provisions of Delaware law may prevent us from being acquired. We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” for a period of three (3) years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a price for our common stock above its market price.

We do not expect to pay cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock in the foreseeable future. We will reinvest in our business any cash otherwise available for dividends.

There are additional risks set forth in the incorporated documents. In addition to the risk factors set forth above, you should review the financial statements and exhibits incorporated into this report. Such documents may contain, in certain instances and from time to time, additional and supplemental information relating to the risks set forth above and/or additional risks to be considered by you, including, without limitation, information relating to losses experienced by us in certain historical periods, working capital deficits at particular dates, information relating to pending and recently completed acquisitions, descriptions of new or changed federal or state regulations applicable to Mace, data relating to remediation and the actions taken by Mace, and estimates at various times of Mace’s potential liabilities for compliance with environmental laws or in connection with pending litigation.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2002 as reported on our Form 10-K for the year ended December 31, 2002.

Item 4.

Controls and Procedures

At the beginning of the third quarter of 2002, in response to recent legislation and additional requirements, an evaluation of the effectiveness of the Company’s internal control structure and disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. As a result of such review, we implemented changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our disclosure committee, including our Chief Executive Officer and Chief Financial Officer on a regular basis, in particular during the period in which periodic reports under the Securities Exchange Act of 1934 are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on April 17, 2003, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures were operating effectively and as designed. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

We presented the results of our most recent evaluation of our disclosure controls and procedures to the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are adequate to insure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

Information regarding our legal proceedings can be found in Note 8, Commitments and Contingencies.

Item 5.

Other Information

The Company’s 2003 Annual Meeting of Stockholders is currently expected to be held by July 31, 2003. The deadline for stockholders to submit proposals pursuant to Rule 14a-8 of the Exchange Act for inclusion in Mace’s proxy statement for Mace’s 2003 Annual Meeting of Stockholders was April 9, 2003. A notice of stockholder proposal submitted after May 25, 2003 will be considered untimely and Mace’s proxy for the 2003 Annual Meeting of Stockholders may confer discretionary authority to vote on such matter without any discussion of such matter in the proxy statement for such meeting. Proposals must be sent to the Company at 1000 Crawford Place, Suite 400, Mt. Laurel, New Jersey, 08054, Attention: Corporate Secretary.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

99.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Current Reports on Form 8-K or 8-K/A:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.
BY:	/s/ LOUIS D. PAOLINO, JR.

Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

BY:	/s/ GREGORY M. KRZEMIEN

Gregory M. Krzemien, Chief Financial Officer

BY:	/s/ RONALD R. PIROLLO

Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: May 12, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ LOUIS D. PAOLINO, JR.

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ GREGORY M. KRZEMIEN

Gregory M. Krzemien Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.