Form 10-Q
period 2003-06-30
MACE SECURITY INTERNATIONAL INC
filed 2003-08-12
CIK 912607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED JUNE 30, 2003            COMMISSION FILE NO. 0-22810


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

         Registrant's Telephone No., including area code: (856) 778-2300


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---      ---

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes          No   X
                                                   -----        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 8, 2003, there were 12,408,613 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

                        Mace Security International, Inc.

                                    Form 10-Q
                           Quarter Ended June 30, 2003

                                    Contents

                                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - June 30, 2003 (Unaudited)                                  2
         and December 31, 2002

   Consolidated Statements of Operations (Unaudited) for the three                          4
         months ended June 30, 2003 and 2002

   Consolidated Statement of Operations (Unaudited) for the six                             5
         months ended June 30, 2003 and 2002 (Restated)

   Consolidated Statement of Stockholders' Equity                                           6
         for the six months ended June 30, 2003 (Unaudited)

   Consolidated Statements of Cash Flows (Unaudited) for                                    7
         the six months ended June 30, 2003 and
         2002 (Restated)

   Notes to Consolidated Financial Statements (Unaudited)                                   8

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                 15

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk                    29

Item 4 -     Controls and Procedures                                                       29

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                                             29

Item 2 -     Not applicable                                                                -

Item 3 -     Not applicable                                                                -

Item 4 -     Not applicable                                                                -

Item 5 -     Other Information                                                             29

Item 6 -     Exhibits and Reports on Form 8-K                                              29

Signatures                                                                                 30

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.

                           Consolidated Balance Sheets

                     (In thousands except share information)


                                                                                 June 30,         December 31,
                                     ASSETS                                        2003               2002
                                                                            ------------------   ----------------
                                                                                (Unaudited)
      Current assets:
           Cash and cash equivalents                                       $     5,265          $   6,189
               Accounts receivable, less allowance for doubtful
              accounts of $218 and $198 in 2003 and 2002, respectively           1,131                772
           Inventories                                                           3,363              2,675
           Deferred income taxes                                                   227                230
           Prepaid expenses and other current assets                             1,522              1,968
                                                                            ------------------   ----------------
           Total current assets                                                 11,508             11,834
           Property and equipment:
           Land                                                                 31,804             31,804
           Buildings and leasehold improvements                                 35,224             35,470
           Machinery and equipment                                               9,690              9,485
           Furniture and fixtures                                                  452                444
                                                                            ------------------   ----------------
           Total property and equipment                                         77,170             77,203
           Accumulated depreciation and amortization                            (9,897)            (9,082)
                                                                            ------------------   ----------------
           Total property and equipment, net of accumulated depreciation
           and amortization                                                     67,273             68,121

      Goodwill                                                                  13,390             13,430
      Other intangible assets, net of accumulated amortization
           of $1,440 and $1,415 in 2003 and 2002, respectively                     981                959
      Deferred income taxes                                                      1,580              1,700
      Other assets                                                                 217                244
                                                                            ------------------   ----------------
      Total assets                                                          $   94,949           $ 96,288
                                                                            ==================   ================

                            See accompanying notes.



                                                                           June 30,         December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                         2003           2002
                                                                       -----------------    ----------------
                                                                       (Unaudited)
Current liabilities:
         Current portion of long-term debt and capital lease obligations     $9,139               $8,812
         Accounts payable                                                     2,073                2,598
         Income taxes payable                                                   118                  210
         Deferred revenue                                                       337                  380
         Accrued expenses and other current liabilities                       2,352                2,044
                                                                       -----------------    ----------------
         Total current liabilities                                           14,019               14,044


         Long-term debt, net of current portion                              22,690               24,168
         Capital lease obligations, net of current portion                      256                  332
         Other liabilities                                                       50                   75


         Stockholders' equity:
         Preferred stock, $.01 par value:
            Authorized shares - 10,000,000
            Issued and outstanding shares - none                                  -                    -
         Common stock, $.01 par value:
            Authorized shares - 100,000,000
            Issued and outstanding shares of 12,408,613 and
                12,407,655 in 2003 and 2002, respectively                       124                  124

         Additional paid-in capital                                          69,721               69,710

         Accumulated deficit                                                (11,911)             (12,165)
                                                                       -----------------    ----------------
         Total stockholders' equity                                          57,934               57,669
                                                                       -----------------    ----------------
         Total liabilities and stockholders' equity                         $94,949              $96,288
                                                                       =================    ================

                            See accompanying notes.

                       Mace Security International, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                    (In thousands except share information)

                                                                                           Three Months Ended
                                                                                                 June 30,
                                                                                   ---------------------------------
                                                                                         2003              2002
                                                                                   ---------------   ---------------
Revenues:                                                                                              (Restated)
  Car wash and detailing services                                                     $  9,259          $  9,556
  Lube and other automotive services                                                     1,024             1,007
  Fuel and merchandise sales                                                               877               873
  Security products sales                                                                1,142               397
  Operating agreement                                                                        -                20
                                                                                   ---------------   ---------------
                                                                                        12,302            11,853
Cost of revenues:
  Car wash and detailing services                                                        6,706             6,460
  Lube and other automotive services                                                       810               833
  Fuel and merchandise sales                                                               768               754
  Security products sales                                                                  646               225
                                                                                   ---------------   ---------------
                                                                                         8,930             8,272

Selling, general and administrative expenses                                             2,243             2,042
Depreciation and amortization                                                              489               510
Asset impairment charge                                                                    351                 -
                                                                                   ---------------   ---------------

Operating income                                                                           289             1,029

Interest expense, net                                                                     (511)             (553)
Other income                                                                                85                82
                                                                                   ---------------   ---------------
(Loss) income before income taxes                                                         (137)              558

Income tax (benefit) expense                                                               (49)              201
                                                                                   ---------------   ---------------

Net (loss) income                                                                     $    (88)         $    357
                                                                                   ===============   ===============

Per share of common stock (basic and diluted):
Net (loss) income                                                                     $  (0.01)         $   0.03
                                                                                   ===============   ===============

Weighted average shares outstanding:
Basic                                                                               12,406,805        12,674,514
Diluted                                                                             12,406,805        12,711,573

                            See accompanying notes.

                       Mace Security International, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                    (In thousands except share information)

                                                                      Six Months Ended
                                                                           June 30,
                                                               ----------------------------
                                                                       2003          2002
                                                               ----------------------------
Revenues:                                                                        (Restated)
                                                               ----------------------------
   Car wash and detailing services                                   $18,804       $19,522
   Lube and other automotive services                                  2,045         2,043
   Fuel and merchandise sales                                          1,797         1,568
   Security products sales                                             2,257           397
   Operating agreement                                                     -            80
                                                               ----------------------------
                                                                      24,903        23,610

   Cost of revenues:
   Car wash and detailing services                                    13,411        12,986
   Lube and other automotive services                                  1,587         1,622
   Fuel and merchandise sales                                          1,563         1,355
   Security products sales                                             1,300           225
                                                               ----------------------------
                                                                      17,861        16,188



   Selling, general and administrative expenses                        4,452         3,835
   Depreciation and amortization                                         975           982
   Asset impairment charge                                               351             -
                                                               ----------------------------

   Operating income                                                    1,264         2,605



   Interest expense, net                                              (1,033)       (1,116)
   Other income                                                          167           147
                                                               ----------------------------
   Income before income taxes                                            398         1,636


   Income tax expense                                                    144           589
                                                               ----------------------------

   Income before cumulative effect of a change in accounting
    principle                                                            254         1,047

   Cumulative effect of a change in accounting principle,
    net of tax benefit of $2,188                                           -        (5,733)
                                                               ----------------------------
Net income (loss)                                                       $254       $(4,686)
                                                               ============================


Per share of common stock (basic and diluted):

Income before cumulative effect of a change in accounting
 principle                                                             $0.02         $0.08
Cumulative effect of a change in accounting principle, net of tax          -         (0.45)
                                                               ----------------------------


Net income (loss)                                                      $0.02        $(0.37)
                                                               ============================

Weighted average shares outstanding:
Basic                                                             12,408,513    12,683,893
Diluted                                                           12,411,656    12,715,095


                            See accompanying notes.

                        Mace Security International, Inc.

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)

                                      Number of        Par Value       Additional
                                        Common         of Common         Paid-in          Accumulated
                                        Shares           Stock           Capital            Deficit           Total
                                    --------------  --------------  -----------------  ---------------   ---------------
Balance at December 31, 2002......  12,407,655      $        124    $        69,710    $     (12,165)    $      57,669

Shares purchased and retired......     (12,200)                -                (14)               -               (14)

Common stock issued in purchase
     acquisition..................      13,158                 -                 25                -                25

Net income........................                                                               254               254
                                    --------------  --------------  -----------------  ---------------   ---------------

Balance at June 30, 2003..........  12,408,613      $        124    $        69,721    $     (11,911)    $      57,934
                                    ==============  ==============  =================  ===============   ===============

                             See accompanying notes.

                        Mace Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                    -------------------------
                                                                      2003             2002
                                                                    -------          --------
                                                                                   (Restated)
Operating activities
Income before cumulative effect of a change in accounting
 principle                                                            $254           $1,047
Cumulative effect of a change in accounting principle,
net of income tax benefit                                                -           (5,733)
                                                                    ------         --------
Net income (loss)                                                      254           (4,686)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
      Depreciation and amortization                                    975              982
      Provision for losses on receivables                               29               32
      Cumulative effect of change in accounting principle                -            7,920
      Asset impairment charge                                          351                -
      Deferred income taxes                                            123           (1,684)
      Loss on disposal of fixed assets                                   3                -
      Changes in operating assets and liabilities:
        Accounts receivable                                           (388)             103
        Inventories                                                   (688)            (110)
        Accounts payable                                              (525)            (569)
        Deferred revenue                                               (43)             (39)
        Accrued expenses                                               308                4
        Income taxes                                                   (92)             (89)
        Prepaid expenses and other assets                              480              603
                                                                    ------         --------
Net cash provided by operating activities                              787            2,467
Investing activities
Purchase of property and equipment                                    (463)            (310)
Payments for intangibles                                                (7)              (2)
Deposits and other prepaid costs on future
  acquisitions                                                           -              (14)
                                                                    ------         --------
Net cash used in investing activities                                 (470)            (326)
Financing activities
Payments on long-term debt and capital lease
 obligations                                                        (1,227)          (1,067)
Payments to purchase stock                                             (14)             (81)
                                                                    ------         --------
Net cash used in financing activities                               (1,241)          (1,148)
                                                                    ------         --------
Net (decrease) increase in cash and cash
 equivalents                                                          (924)             993
Cash and cash equivalents at beginning of period                     6,189            6,612
                                                                    ------         --------
Cash and cash equivalents at end of period                          $5,265           $7,605
                                                                    ======         ========

                             See accompanying notes.

                        Mace Security International, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated statement of operations and statement of cash flows for the six months ended June 30, 2002 have been restated to reflect the cumulative effect of a change in accounting principle in the first quarter of the year of adoption in accordance with Statement of Financial Accounting Standard 142 (see Note 3, Change in Accounting Principle).

On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and warrants have been retroactively restated to reflect the reverse split, unless otherwise noted.

2. New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) had set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

On May 15, 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments

     o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

     o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

     o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer's shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Under the provisions of SFAS 142, the Company was also required to complete a goodwill impairment test. The first step of the transitional testing was the determination of our reporting units and the estimation of the fair values of the reporting units. A discounted cash flow model was used to estimate the fair value of our reporting units. The Company engaged an independent appraisal firm to determine appropriate discount rates for each reporting unit. Discount rates were derived by using the weighted average cost of capital technique. The discount rates were then used by the Company in the discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations of each of the reporting units. In the third quarter of 2002, as a result of the goodwill impairment testing, we determined that the book value of our Northeast reporting unit exceeded its current fair value by $1.84 million. The Northeast reporting unit's fair value was based on expectations for the business in light of the current economic environment and the uncertainty associated with recent volume due to unfavorable weather patterns. Additionally, there was an impairment of $5.34 million in our Arizona reporting unit due to unfavorable economic conditions combined with a significant increase in local competition. This charge represented a complete write-off of the goodwill associated with this reporting unit. Finally, there was an impairment loss of $670,000 in our truck wash reporting unit, primarily because we did not acquire additional truck washes necessary to achieve the scale needed to attract national accounts. This charge represented a complete write-off of the goodwill associated with this reporting unit. The results for the six months ended June 30, 2002 were restated to reflect the cumulative effect of a change in accounting principle in accordance with SFAS 142.

We will perform our annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, each year, or whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in this or subsequent years.

4. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                        June 30, 2003                     December 31, 2002
                                               ----------------------------------   -------------------------------
                                                    Gross                                Gross
                                                  Carrying          Accumulated        Carrying       Accumulated
                                                   Amount           Amortization         Amount       Amortization
                                               ---------------    ---------------   --------------   --------------

   Amortized intangible assets:
      Non-compete agreement                     $          28      $           5     $         25     $          2
      Customer list                                        62                 11               25                2
      Deferred financing costs                            380                144              373              131
                                               ---------------    ---------------   --------------   --------------
   Total amortized intangible assets                      470                160              423              135
   Non-amortized intangible assets:
      Trademarks - security products segment            1,835              1,270            1,835            1,270
      Service mark - car care segment                     116                 10              116               10
                                               ---------------    ---------------   --------------   --------------
   Total non-amortized intangible assets                1,951              1,280            1,951            1,280

                                               ---------------    ---------------   --------------   --------------
   Total intangible assets                      $       2,421      $       1,440     $      2,374     $      1,415
                                               ===============    ===============   ==============   ==============


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                      2003       $53
                                      2004        47
                                      2005        43
                                      2006        26
                                      2007        23

5.   Business Combinations

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; nine facilities were subsequently divested or closed. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

On August 12, 2002, the Company acquired the inventory, certain other assets and the operations of Micro-Tech Manufacturing, Inc. ("Micro-Tech"), a manufacturer and retailer of electronic security devices. Total consideration under the agreement was approximately $505,000. At closing, the Company paid $217,000 cash for inventory, $15,625 cash representing the first of twelve equal monthly installments totaling $187,500, and 13,158 (pre-reverse split) registered shares of common stock of the Company representing the first of eight quarterly payments of shares totaling 105,263 (pre-reverse split) shares. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

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

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------------  ---------------------------------
                                                           2003              2002             2003              2002
                                                     ---------------   ---------------  ----------------  ---------------
Net (loss) income, as reported                       $         (88)    $         357    $          254    $      (4,686)
Less: Stock-based compensation costs under fair
         value based method for all awards                     (80)             (172)             (155)            (343)
                                                     ---------------   ---------------  ----------------  ---------------
Pro forma net (loss) income                          $        (168)    $         185    $           99    $      (5,029)
                                                     ===============   ===============  ================  ===============

Earnings per share - basic
    As reported                                      $       (0.01)    $        0.03    $         0.02    $       (0.37)
    Pro forma                                        $       (0.01)    $        0.01    $         0.01    $       (0.40)
Earnings per share - diluted
    As reported                                      $       (0.01)    $        0.03    $         0.02    $       (0.37)
    Pro forma                                        $       (0.01)    $        0.01    $         0.01    $       (0.40)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in 2002: expected volatility of 61%; risk-free interest rate ranging from 3.72% to 5.39%; and expected lives of 10 years. In the quarter ended June 30, 2003, 10,000 options were granted with an expected volatility of 24%, risk-free interest rate of 3.29%, and expected life of 10 years. For the six months ended June 30, 2003, a total of 60,000 options were granted with a weighted average risk-free interest rate of 3.94%.

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

8. Commitments and Contingencies

In December 1999, the Company was named as a defendant in a suit filed in the Supreme Court of the State of New York by Janeen Johnson et. al. The litigation concerns a claim that a self-defense spray manufactured by the Company and used by a law enforcement officer contributed to the suffering and death of Christopher Johnson. The Company forwarded the suit to its insurance carrier for defense. The Company does not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

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

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the State of New York against LTV Networks, Inc., to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The counterclaims allege that the Company had agreed to lend LTV $500,000 and that LTV has been damaged in the amount of $10 million because the Company only lent $100,000 to LTV. The Company has filed a summary judgement motion which requests a judgement on the promissory note and a dismissal of the defendant's counterclaims. Though the outcome of litigation is always uncertain, the Company currently believes that the counterclaims are without merit.

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

Certain of the Company's executive officers have entered into employee stock option agreements whereby they will be entitled to immediate vesting provisions of issued options should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company's Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $2,500,000 upon termination of employment under certain conditions. The employment agreement also provides for a bonus of $2,500,000 upon a change in control.

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

Financial information regarding the Company's segments is as follows (in thousands):


                                                       Car and            Security            Corporate
                                                      Truck Wash          Products            Functions *
                                                    ---------------    ---------------     -------------
     Three months ended June 30, 2003
     Revenues from external customers               $       11,160     $       1,142       $         -
     Intersegment revenues                          $            -     $          22       $         -
     Segment operating income (loss)                $          983     $         (16)      $      (678)
     Segment assets                                 $       88,830     $       6,119       $         -
     Six months ended June 30, 2003
     Revenues from external customers               $       22,646     $       2,257       $         -
     Intersegment revenues                          $            -     $          22       $         -
     Segment operating income (loss)                $        2,663     $         (43)      $    (1,356)
     Three months ended June 30, 2002
     Revenues from external customers               $       11,436     $         417       $         -
     Intersegment revenues                          $            -     $           -       $         -
     Segment operating income (loss)                $        1,758     $         (39)      $      (690)
     Six months ended June 30, 2002
     Revenues from external customers               $       23,133     $         477       $         -
     Intersegment revenues                          $            -     $           -       $         -
     Segment operating income (loss)                $        3,996     $          21       $    (1,412)

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

11. Income Taxes

The Company recorded tax expense of $144,000 and $589,000 for the six months ended June 30, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before the cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

12. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the quarter ended June 30, 2003, we fully wrote down assets determined to be impaired by approximately $350,000. The asset write-down related to a full service car wash site in Arizona which we partially wrote down at December 31, 2002. The additional write-down was the result of the impending loss of a significant customer to this site resulting in the future expected cash flows not being sufficient to recover the site's respective carrying values.

13. Related Party Transactions

Effective August 1, 2000, Mace entered into a five year lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President, for Mace's executive offices in Mt. Laurel, New Jersey. The lease terms were subject to a survey of local real estate market pricing and approval by the Company's Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. Mace has also entered into a three_year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in Mace's executive offices. The rental rates were based upon a third-party valuation of the furnishings, and Mace believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

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

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000 in exchange for certain payments to the Company. The Management Agreement was extended several times through amendments. A February 21, 2002 amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At June 30, 2003, Mark Sport owed the Company $127,000.

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

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At June 30, 2003, the balance owed on this promissory note was $147,000.

From January 1, 2003 through June 30, 2003, the Company's Electronic Surveillance Products Division sold $41,749 of electronic security equipment to DSS, Inc. Louis Paolino, III, the son of the Company's CEO, Louis Paolino, Jr., is a one third owner of DSS, Inc. The pricing and sales terms extended to DSS, Inc. are no more favorable than the pricing and terms given to third party customers who purchase in similar volume. Additionally, DSS, Inc. was hired by the Company to install security cameras in several of the Company's car washes at an installation fee of $6,800. At June 30, 2003, DSS, Inc. owed the Company $31,000.

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended                  Six Months Ended
                                                   ---------------------------------   ---------------------------------
                                                        6/30/03           6/30/02           6/30/03           6/30/02
                                                   ---------------   ---------------   ---------------   ---------------
      Numerator:                                                                                           (Restated)
      (Loss) income before cumulative effect of
          a change in accounting principle         $         (88)    $          357    $          254    $       1,047
      Cumulative effect of a change in
          accounting principle, net of tax                     -                  -                 -           (5,733)
                                                   ---------------   ---------------   ---------------   ---------------
      Net (loss) income                            $         (88)    $          357    $          254    $      (4,686)
                                                   ===============   ===============   ===============   ===============
      Denominator:
      Denominator for basic (loss) income
          per share - weighted average shares         12,406,805         12,674,514        12,408,513        12,683,893
      Dilutive effect of options and
          warrants...........................                  -             37,059             3,143            31,202
                                                   ---------------   ---------------   ---------------   ---------------
      Denominator for diluted
          (loss) income per share - weighted
          average shares.....................         12,406,805         12,711,573        12,411,656        12,715,095
                                                   ===============   ===============   ===============   ===============
      Basic and diluted (loss) income per
      share:
      (Loss) income before cumulative effect
      of a change in accounting principle.....     $       (0.01)    $         0.03    $         0.02    $        0.08
      Cumulative effect of a change in
          accounting principle, net of tax...                  -                  -                 -            (0.45)
                                                   ---------------   ---------------   ---------------   ---------------
      Net (loss) income......................      $       (0.01)    $         0.03    $         0.02    $       (0.37)
                                                   ===============   ===============   ===============   ===============

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

Revenue Recognition

Revenue from the Company's Car and Truck Wash Segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.

Revenue from the Company's Security Products Segment is recognized when shipments are made, or for export sales when title has passed. The Company was paid $20,000 per month, from January through April of 2002, under an agreement which allowed Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company, to operate the Company's Security Products Segment. These amounts are included under revenues from operating agreements.

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a reporting unit basis using undiscounted after-tax estimated cash flows or on an individual asset basis if the asset is to be held and used or held for sale.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated.


Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence and management's judgment, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred Revenue

The Company records a liability for gift certificates and ticket books and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company's costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months.

                                  Introduction

Revenues

   Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2003 for the car care segment were comprised of approximately 83% car wash and detailing, 9% lube and other automotive services, and 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can and has had a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations helps spread the risk of adverse weather-related influence on our volume.

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

   Security Products

For the first four months of 2002 the Security Products segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. It is anticipated that the new electronic security device business unit acquired in August 2002 will also incur costs related to product returns and warranties and customer support, but those costs were insignificant during the first six months of 2003.

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

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ------------------------------
                                                                                  2003              2002
                                                                              -------------     ------------
                                                                                                (Restated)
          Revenues                                                                100.0%            100.0%
          Cost of revenues                                                         71.7              68.6
          Selling, general and administrative expenses                             17.9              16.2
          Depreciation and amortization                                             3.9               4.2
          Asset impairment charge                                                   1.4                 -
                                                                              -------------     ------------
          Operating income                                                          5.1              11.0
          Interest expense, net                                                    (4.2)             (4.7)
          Other income                                                              0.7               0.6
                                                                              -------------     ------------
          Income before income taxes                                                1.6               6.9
          Income tax expense                                                        0.6               2.5
                                                                              -------------     ------------
          Income before cumulative effect of a change in accounting principle       1.0               4.4

          Cumulative effect of a change in accounting principle, net of tax           -             (24.3)
                                                                              -------------     ------------
          Net income (loss)                                                         1.0%            (19.9)%
                                                                              =============     ============

Liquidity and Capital Resources

 Liquidity

Cash and cash equivalents were $5.3 million at June 30, 2003. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 36% at June 30, 2003, and 37% at December 31, 2002.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic surveillance products business, and for equipment purchases and upgrades for our car care segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock, if the market price of the Company's stock improves.

As of June 30, 2003, we had negative working capital of approximately $2.5 million. At December 31, 2002, working capital was a negative $2.2 million. The negative working capital position at June 30, 2003 is primarily attributable to the classification of three 15 year amortizing loans with the Company's principle lender, Bank One, N.A. ("Bank One"), totaling approximately $6.9 million as current liabilities as a result of these loans being due from November 2003 through June 2004. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of two loans in February 2003 totaling $4.7 million for a five year period, and a loan for $730,000 in July 2003, there can be no assurance that our lender will continue to provide us with renewals, with renewals at favorable terms, or that we may be able to obtain favorable terms from an alternative funding source.

We estimate aggregate capital expenditures for our car care segment, exclusive of acquisitions of businesses, of approximately $250,000 for the remainder of the year ending December 31, 2003. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. We financed a portion of the $505,000 purchase price of this building with a long term mortgage of approximately $400,000. In addition to the purchase of the electronic surveillance products business and facility, we will also expend significant cash to purchase inventory as we introduce new electronic surveillance products and for improvements to the new building. We spent approximately $1.2 million for inventory of newly developed electronic surveillance products through the first six months ended June 30, 2003 and approximately $75,000 for capital improvements, furnishing and equipment to the recently purchased building through the first six months ending June 30, 2003.

 Debt Capitalization and Other Financing Arrangements

At June 30, 2003, we had borrowings of approximately $32.1 million. We had three letters of credit outstanding at June 30, 2003, totaling $825,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2003.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. We also had various other long term mortgage notes up for periodic review during 2001 which we have been successful in renewing. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At June 30, 2003, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable related to our subsidiary, Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes through July 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank N.A. as of December 31, 2002. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through June 30, 2003, totaled approximately $325,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending June 30, 2003 and September 30, 2003. If we default on any of the Bank One covenants in the future, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $7.4 million and GMAC debt totaling $11.2 million currently recorded as long-term debt at June 30, 2003 would become due on demand.

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

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the car care segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of June 30, 2003 are as follows: Year 1 - $1.5 million; Year 2 - $1.4 million; Year 3 - $1.0 million; Year 4 - $774,000; Year 5 - $679,000; and thereafter - $2.1 million.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2003 (in thousands):

                                                                Payments Due By Period
                                      ----------------------------------------------------------------------------
Contractual Obligations                                                Two to          Four to
                                         Total          One Year     Three Years      Five Years       Thereafter
                                      ------------   -------------   ------------   --------------   -------------
Long-term debt                        $    31,635    $      8,945    $     5,938    $       6,479    $     10,273
Capital leases                                450             194            201               55               -
Minimum operating lease payments            7,432           1,516          2,361            1,453           2,102
                                      ------------   -------------   ------------   --------------   -------------
                                      $    39,517    $     10,655    $     8,500    $       7,987    $     12,375
                                      ============   =============   ============   ==============   =============



                                                             Amounts Expiring Per Period
                                    ------------------------------------------------------------------------------
                                                                       Two to           Four to
Other Commercial Commitments             Total           One Year  Three Years         Five Years     Thereafter
                                    --------------  -------------- -------------   --------------- ---------------
Line of Credit                      $        500(1) $        500   $          -    $           -    $           -
Standby Letters of Credit                    825             825              -                -                -
                                    --------------  -------------- -------------   --------------- ---------------
                                    $      1,325    $      1,325   $          -    $           -    $           -
                                    ==============  ============== =============   =============== ===============

(1) There were no borrowings outstanding under the Company's line of credit at June 30, 2003

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements to purchase directly from us shares of our unrestricted common stock. Each equity purchase agreement is to be in an aggregate principal amount of $12.0 million. The first equity purchase agreement was entered into on April 17, 2000. Fusion had the right to terminate the first equity purchase agreement on or after February 20, 2003. In the Company's Form 10-K for the year ended December 31, 2002, the Company described the first equity purchase agreement as having expired on February 20, 2003. On April 11, 2003 Fusion notified the Company that Fusion did not terminate the first equity agreement and further agreed not to terminate it until on or after February 20, 2005; accordingly, the first equity purchase agreement is still in effect. The equity purchase agreement allows us to suspend the purchasing of our common stock by Fusion if the price of our common stock is less than $7.00 (pre-reverse split) per share. We are currently not permitting the purchase of our common stock under the equity purchase agreement due to the current low trading value of our common stock and the potentially dilutive effect of such stock purchases. If and when we agree to the purchase of our stock, Fusion has the right to purchase from us shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00 (pre-reverse split), whichever is greater or (2) a price based upon the lower of (a) the lowest sale price of the common stock during the 12 consecutive trading days immediately preceding Fusion's purchase and (b) the lowest closing bid price for the common stock during the 12 consecutive trading days ending on the day prior to Fusion's purchase. As long as we have not suspended Fusion from purchasing our stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay us $1.0 million as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by us to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into our common stock. The description of the equity purchase agreement and master facility agreement is summarized above. The equity purchase agreement and the master facility agreement have been filed as exhibits 10.128 and 10.129 as noted in our December 31, 2002 Form 10-K.

 Cash Flows

Operating Activities. Net cash provided by operating activities totaled $787,000 for the six months ended June 30, 2003. Cash provided by operating activities in 2003 was impacted primarily by reduced volume within the car care segment due to above average inclement weather in the Company's Texas and East operating regions and the purchasing of our initial inventory of electronic surveillance products.

Investing Activities. Cash used in investing activities totaled $470,000 for the six months ended June 30, 2003 which reflects $388,000 for capital expenditures relating to ongoing car care operations, and $75,000 for the security products operations.

Financing Activities. Cash used in financing activities was $1.2 million for the six months ended June 30, 2003 which reflects routine principal payments on debt of $1.2 million and $14,000 for the purchase and retirement of shares of our common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather can adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company's third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse regions. The Company also experiences a seasonal reduction in volume during the third quarter within the Company's Arizona and Florida regions as a result of a migration of a significant portion of the area's population to cooler climates.


The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

          Results of Operations for the Six Months Ended June 30, 2003
                 Compared to the Six Months Ended June 30, 2002

Revenues

 Car and Truck Wash Services

Revenues for the six months ended June 30, 2003 were $22.6 million as compared to $23.1 million for the six months ended June 30, 2002, a decrease of $.5 million or 2%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $22.6 million of revenues for the six months ended June 30, 2003, $18.8 million or 83% was generated from car wash and detailing, $2.0 million or 9% from lube and other automotive services, and $1.8 million or 8% from fuel and merchandise sales. Of the $23.1 million of revenues for the six months ended June 30, 2002, $19.5 million or 84% was generated from car wash and detailing, $2.0 million or 9% from lube and other automotive services, and $1.6 million or 7% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to an approximate 7% decrease in wash volume in 2003 as compared to 2002 as a result of more rainy and cloudy days in the Company's Texas, Florida and Northeast regions in 2003. The volume decrease was partially offset by an increase in the average wash and detailing revenue per car of approximately 4%.

 Security Products

During the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment. Revenues for the six months ended June 30, 2003 were $2.3 million comprised of approximately $1.4 million from the Consumer Products Division and approximately $900,000 from the Electronic Surveillance Products Division. Revenues for the two months in which the Company operated this segment during the first half of 2002, May and June, were approximately $400,000.

Cost of Revenues

 Car and Truck Wash Services

Cost of revenues for the six months ended June 30, 2003 were $16.6 million or 73% of revenues with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the six months ended June 30, 2002 were $16.0 million, or 69% of revenues. With the Company's decrease in wash volume of 7% as compared to the same period in the prior year, combined with increased insurance premiums and related claim costs, and an increase in labor costs as a percent of revenues of approximately two percentage points, the Company has experienced a deterioration in wash and detailing operating margins. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

 Security Products

For the six months ended June 30, 2003, cost of revenues were $1.3 million or 58% of revenues. Through April of 2002, pursuant to a Management Agreement, no costs were incurred by us. During May and June of 2002, cost of revenues were $225,000 or 57% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 were $4.4 million compared to $3.8 million for the same period in 2002, an increase of approximately $0.6 or 16%. SG&A costs as a percent of revenues were 17.9% for the six months ended June 30, 2003 as compared to 16.2% in the first half of 2002. The increase in SG&A costs is primarily the result of increased insurance costs and recommencing operation of the Security Products Division in May 2002, which added $750,000 of SG&A costs in the first half of 2003. This increase in SG&A costs was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

Depreciation and Amortization

Depreciation and amortization totaled $975,000 for the six months ended June 30, 2003 as compared to $982,000 for the same period in 2002.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the quarter ended June 30, 2003, we fully wrote down assets determined to be impaired by approximately $350,000. The asset write-down related to a full service car wash site in Arizona which we partially wrote down at December 31, 2002. The additional write-down was the result of the impending loss of a significant customer to this site resulting in the future expected cash flows not being sufficient to recover the site's respective carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2003, was $1.0 million compared to $1.1 million for the six months ended June 30, 2002. This slight decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the six months ended June 30, 2003 was $167,000 compared to $147,000 for the six months ended June 30, 2002.

Income Taxes

The Company recorded tax expense of $144,000 and $589,000 for the six months ended June 30, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

         Results of Operations for the Three Months Ended June 30, 2003
                Compared to the Three Months Ended June 30, 2002

Revenues

 Car and Truck Wash Services

Revenues for the three months ended June 30, 2003 were $11.1 million as compared to $11.4 million for the three months ended June 30, 2002, a decrease of $.3 million or 2%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $11.1 million of revenues for the three months ended June 30, 2003, $9.2 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. Of the $11.4 million of revenues for the three months ended June 30, 2002, $9.5 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to a 10% decrease in wash volume in the three months ending June 30, 2003 as compared to the same period in 2002 as a result of more rainy and cloudy days in the Company's Texas, Northeast and Florida regions in 2003. The volume decrease was partially offset by an increase in the average wash and detailing revenue per car of approximately 7%.

 Security Products

During the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment. Revenues for the three months ended June 30, 2003 were $1.1 million comprised of approximately $600,000 from the Consumer Products Division and approximately $500,000 from the Electronic Surveillance Products Division. Revenues for the two months in which the Company operated this segment during the first half of 2002, May and June, were approximately $400,000.

Cost of Revenues

 Car and Truck Wash Services

Cost of revenues for the three months ended June 30, 2003 were $8.3 million or 74% of revenues with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended June 30, 2002 were $8.0 million, or 70% of revenues. With the Company's decrease in wash volume of 10% as compared to the same quarter in the prior year, combined with increased insurance premiums and related claim costs, and an increase in labor costs as a percent of revenues of approximately two percentage points, the Company has experienced a deterioration in wash and detailing operating margins. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs.

 Security Products

During the three months ended June 30, 2003, cost of revenues were $646,000 or 57% of revenues. During April of 2002, pursuant to a Management Agreement, no costs were incurred by us. During May and June of 2002, cost of revenues were $225,000 or 57% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 were $2.2 million compared to $2.0 million for the same period in 2002, an increase of approximately $0.2 million or 10%. SG&A costs as a percent of revenues were 18.2% for the three months ended June 30, 2003 as compared to 17.2% in the second quarter of 2002. The increase in SG&A costs is primarily the result of increased insurance costs and recommencing operation of the Security Products Division in May 2002, which added $280,000 of SG&A costs in the second quarter of 2003. This increase in SG&A costs was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs.

Depreciation and Amortization

Depreciation and amortization totaled $489,000 for the three months ended June 30, 2003 as compared to $510,000 for the same period in 2002.

Asset Impairment Charge

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the quarter ended June 30, 2003, we fully wrote down assets determined to be impaired by approximately $350,000. The asset write-down related to a full service car wash site in Arizona which we partially wrote down at December 31, 2002. The additional write-down was the result of the impending loss of a significant customer to this site resulting in the future expected cash flows not being sufficient to recover the site's respective carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2003, was $511,000 compared to $553,000 for the three months ended June 30, 2002. This slight decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the three months ended June 30, 2003 was $85,000 compared to $82,000 for the three months ended June 30, 2002.

Income Taxes

The Company recorded tax benefit of $49,000 and tax expense of $201,000 for the three months ended June 30, 2003 and 2002, respectively. Tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

                                  Risk Factors

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These risks and uncertainties are set forth herein and in the Company's 2002 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations.

     Our business plan poses risks for us. Our business objectives include internally developing our Electronic Surveillance Products and acquiring additional car washes, if we can do it under advantageous terms. To date, we have spent or committed to spend approximately $2.5 million in developing our Electronic Surveillance Products Division including the acquisition cost of Micro-Tech, the purchase of our warehouse in Hollywood, Florida, and the cost of developing and purchasing our expanded inventory product line. As part of our business plan we may also develop or acquire additional car wash facilities. Our strategy involves a number of risks, including:

[PG NUMBER]


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

         Risk related to borrowings. Our borrowings as of June 30, 2003 were $32.1 million. Of the borrowings, $9.1 million is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At June 30, 2003, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable related to our subsidiary, Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes through July 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank N.A. as of December 31, 2002. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through June 30, 2003, totaled approximately $325,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month periods ending June 30, 2003 and September
30, 2003. If we default on any of the Bank One covenants in the future, the Company will need to obtain a further amendment or waiver from Bank One. If the Company is unable to obtain a waiver or amendment, Bank One debt totaling $7.4 million and GMAC debt totaling $11.2 million currently recorded as long-term debt at June 30, 2003 would become due on demand.

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

         Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers and do not replace them with experienced personnel, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers. The primary terms of the employment agreements of Messrs. Kramer, Krzemien and Pirollo expired on March 26, 2003. Mr. Paolino and the Company have executed an employment agreement which has a term through August 12, 2006. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis. Mr. Pirollo or the Company may terminate Mr. Pirollo's employment at any time. Mr. Paolino is the Company's Chief Executive Officer; Mr. Kramer is the Company's Chief Operating Officer, General Counsel and Secretary; Mr. Krzemien is the Company's Chief Financial Officer and Treasurer; and Mr. Pirollo is the Company's Chief Accounting Officer and Corporate Controller. The Company and the officers named above, except Mr. Paolino, have not yet completed negotiations concerning their continued employment.

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

         We must maintain our car wash equipment. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment, any car wash could become inoperable resulting in a loss of its revenue. Many of our car washes have older equipment which requires frequent repair or replacement.

         We must operate our locations safely. Our Consumer Products Division and Car and Truck Wash Segment utilize harsh chemicals in their operations. Our Car and Truck Wash Segment employs approximately 1,800 people. Though we train our personnel in safety, there is a risk of injury to our employees.

         We face risks associated with significant insurance claims. We maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated parties. With respect to our auto, general liability and workers' compensation policies, we are required to set aside a certain amount of cash in a restricted "loss fund" account for the payment of our deductible obligations under the policies up to the first $300,000 per claim. As a member of the captive, we are obligated to pay assessments to the captive insurance program. The assessments are secured by a letter of credit in the amount of $525,000 at June 30, 2003. If our loss experience is worse than expected, our assessments to the captive may be increased in the future year. The Company maintains excess coverage through occurrence-based policies. There can be no assurance that our insurance will provide sufficient coverage in the event that a claim exceeds our insurance coverage or the captive insurer fails to pay its claims, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

         Listing on the Nasdaq National Market. Our common stock had a bid price of $1.46 at the close of the market on August 8, 2003. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of one dollar for thirty consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

On October 2, 2002, the Company was advised by Nasdaq that its common stock failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by the Nasdaq National Market under its Marketplace Rules. Nasdaq advised us that we had 90 days to maintain a bid price of at least one dollar for ten consecutive business days or we would be delisted. The Company maintained a minimum bid price of at least one dollar for ten consecutive business days ending December 24, 2002, in part by completing a one_for_two reverse stock split on December 17, 2002. On December 30, 2002, the Company was advised by Nasdaq that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

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

         Our preferred stock may affect the rights of the holders of our common stock; it may also discourage another entity from acquiring control of Mace. Our Certificate of Incorporation authorizes the issuance of up to 10 million shares of preferred stock. No shares of preferred stock are currently outstanding. It is not possible to state the precise effect of preferred stock upon the rights of the holders of our common stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series or classes of the preferred stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on common stock, to the extent dividends are payable on any issued shares of preferred stock, and restrictions on dividends on common stock if dividends on the preferred stock are in arrears, (ii) dilution of the voting power of the common stock to the extent that the preferred stock has voting rights, and (iii) the holders of common stock not being entitled to share in our assets upon liquidation until satisfaction of any liquidation preference granted to the preferred stock.

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

Item 4.  Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 3, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. In addition, management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found in Note 8, Commitments and Contingencies.

Item 5.  Other Information

The Company's 2003 Annual Meeting of Stockholders is currently expected to be held by October 31, 2003. The deadline for stockholders to submit proposals pursuant to Rule 14a-8 of the Exchange Act for inclusion in Mace's proxy statement for Mace's 2003 Annual Meeting of Stockholders is August 15, 2003. A notice of stockholder proposal submitted after August 15, 2003 will be considered untimely and Mace's proxy for the 2003 Annual Meeting of Stockholders may confer discretionary authority to vote on such matter without any discussion of such matter in the proxy statement for such meeting. Proposals must be sent to the Company at 1000 Crawford Place, Suite 400, Mt. Laurel, New Jersey, 08054,
Attention: Corporate Secretary.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 10.151 Note Modification Agreement dated August 5, 2003, effective July 10, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and Bank One, Texas, N.A. in the amount of $731,455.
                 10.152 Employment Contract dated August 12, 2003, between Mace Security International, Inc. and Louis D. Paolino, Jr.
                 31.1    Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
                 31.2    Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.
                 32.1    Certification of Chief Executive Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 32.2    Certification of Chief Financial Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)     Current Reports on Form 8-K or 8-K/A:

                 On May 14, 2003, the Company filed a report on Form 8-K dated May 12, 2003, under Items 7 and 9 to report the issuance of a press release on May 12, 2003, announcing its financial results for the fiscal quarter ended March 31, 2003.

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


Mace Security International, Inc.

BY:    /s/ Louis D. Paolino, Jr.
     --------------------------------------------
       Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

BY:    /s/ Gregory M. Krzemien
     ----------------------------------------
       Gregory M. Krzemien, Chief Financial Officer

BY:    /s/ Ronald R. Pirollo
     ----------------------------------------------
       Ronald R. Pirollo, Controller (Principal Accounting Officer)



DATE:   August 12, 2003

EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

10.151 Note Modification Agreement dated August 5, 2003, effective July 10, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and Bank One, Texas, N.A. in the amount of $731,455.

10.152 Employment Contract dated August 12, 2003, between Mace Security International, Inc. and Louis D. Paolino, Jr.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.