Form 10-Q
period 2003-09-30
MACE SECURITY INTERNATIONAL INC
filed 2003-11-12
CIK 912607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED SEPTEMBER 30, 2003         COMMISSION FILE NO. 0-22810


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

Indicate  by  checkmark  whether  the  registrant  is an  accelerated  filer
(as  defined  in Rule  12b-2 of the  Exchange  Act).  Yes  No   X
                                                             ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 6, 2003, there were 12,415,192 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

                        Mace Security International, Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 2003

                                    Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - September 30, 2003 (Unaudited)                2
         and December 31, 2002

   Consolidated Statements of Operations (Unaudited) for the three             4
         months ended September 30, 2003 and 2002

   Consolidated Statement of Operations (Unaudited) for the nine               5
         months ended September 30, 2003 and 2002

   Consolidated Statement of Stockholders' Equity                              6
         for the nine months ended September 30, 2003 (Unaudited)

   Consolidated Statements of Cash Flows (Unaudited) for                       7
         the nine months ended September 30, 2003 and
         2002

   Notes to Consolidated Financial Statements (Unaudited)                      8

Item 2 -     Management's Discussion and Analysis of                          15
             Financial Condition and Results of Operations

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk       29

Item 4 -     Controls and Procedures                                          29

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                                29

Item 2 -     Not applicable                                                    -

Item 3 -     Not applicable                                                    -

Item 4 -     Not applicable                                                    -

Item 5 -     Other Information                                                29

Item 6 -     Exhibits and Reports on Form 8-K                                 29

Signatures                                                                    30

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.
                           Consolidated Balance Sheets

                     (In thousands except share information)





                                                                             September 30,        December 31,
                                     ASSETS                                       2003                2002
                                                                             -------------       -------------
                                                                              (Unaudited)

      Current assets:
          Cash and cash equivalents                                         $          3,940     $         6,189
          Accounts receivable, less allowance for doubtful
             accounts of $288 and $198 in 2003 and 2002, respectively                   1,391                772
          Inventories                                                                   3,776              2,675
          Deferred income taxes                                                           230                230
          Prepaid expenses and other current assets                                     2,144              1,968
                                                                             ------------------   ----------------
      Total current assets                                                             11,481             11,834

      Property and equipment:
          Land                                                                         31,804             31,804
          Buildings and leasehold improvements                                         35,274             35,470
          Machinery and equipment                                                       9,893              9,485
          Furniture and fixtures                                                          447                444
                                                                             ------------------   ----------------
      Total property and equipment                                                     77,418             77,203
      Accumulated depreciation and amortization                                      (10,373)            (9,082)
                                                                             ------------------   ----------------
      Total property and equipment, net of accumulated depreciation
          and amortization                                                             67,045             68,121


      Goodwill                                                                         13,390             13,430
      Other intangible assets, net of accumulated amortization
          of $1,454 and $1,415 in 2003 and 2002, respectively                             974                959
      Deferred income taxes                                                             1,669              1,700
      Other assets                                                                        179                244
                                                                             ------------------   ----------------
      Total assets                                                           $         94,738     $        96,288
                                                                             ==================   ================

                             See accompanying notes.




                                                                        September 30,        December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                         2003                2002
                                                                        -------------        ------------
                                                                         (Unaudited)
Current liabilities:
    Current portion of longterm debt and capital lease obligations      $        10,660      $        8,812
    Accounts payable                                                              2,173               2,598
    Income taxes payable                                                             89                 210
    Deferred revenue                                                                266                 380
    Accrued expenses and other current liabilities                                2,931               2,044
                                                                          --------------         -----------
Total current liabilities                                                        16,119              14,044


Longterm debt, net of current portion                                            20,599              24,168
Capital lease obligations, net of current portion                                   217                 332
Other liabilities                                                                    38                  75


Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares  10,000,000
       Issued and outstanding shares  none                                           -                   -
    Common stock, $.01 par value:
       Authorized shares  100,000,000
       Issued and outstanding shares of 12,415,192 and
           12,407,655 in 2003 and 2002, respectively                                124                 124
    Additional paidin capital                                                    69,734              69,710
    Accumulated deficit                                                        (12,093)            (12,165)
                                                                        ----------------     ----------------
Total stockholders' equity                                                       57,765              57,669
                                                                        ----------------     ----------------
Total liabilities and stockholders' equity                              $        94,738      $       96,288
                                                                        ================     ================

                             See accompanying notes.





                        Mace Security International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                       2003              2002
                                                                                   --------------    --------------
Revenues:
    Car wash and detailing services                                                $        8,276    $        8,707
    Lube and other automotive services                                                      1,089             1,125
    Fuel and merchandise sales                                                                925               839
    Security products sales                                                                 1,586             1,169
                                                                                   --------------         -----------
                                                                                           11,876            11,840



Cost of revenues:
    Car wash and detailing services                                                         6,396             6,433
    Lube and other automotive services                                                        815               887
    Fuel and merchandise sales                                                                823               731
    Security products sales                                                                   914               643
                                                                                   --------------         -----------
                                                                                            8,948             8,694


Selling, general and administrative expenses                                                2,325             2,325
Depreciation and amortization                                                                 487               474
Costs of terminated acquisitions                                                               -                 57
                                                                                   --------------         -----------
Operating income                                                                              116               290

Interest expense, net                                                                       (443)             (553)
Other income                                                                                  43                82
                                                                                   --------------         -----------
Loss before income taxes                                                                    (284)             (181)

Income tax benefit                                                                          (102)              (65)
                                                                                   --------------         -----------
Net loss                                                                           $        (182)    $        (116)
                                                                                   ==============    ================
Per share of common stock (basic and diluted):
Net loss                                                                           $       (0.01)    $       (0.01)
                                                                                   ==============    ================

Weighted average shares outstanding:
Basic                                                                                  12,412,189        12,676,568
Diluted                                                                                12,412,189        12,676,568


                             See accompanying notes.


                        Mace Security International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2003              2002
                                                                                  --------------    --------------

Revenues:
    Car wash and detailing services                                               $        27,080     $      28,229
    Lube and other automotive services                                                      3,133             3,168
    Fuel and merchandise sales                                                              2,723             2,407
    Security products sales                                                                 3,843             1,566
    Operating agreement                                                                        -                 80
                                                                                  ---------------     -------------
                                                                                           36,779            35,450
Cost of revenues:
    Car wash and detailing services                                                        19,806            19,419
    Lube and other automotive services                                                      2,402             2,509
    Fuel and merchandise sales                                                              2,387             2,086
    Security products sales                                                                 2,214               868
                                                                                  ---------------     -------------
                                                                                           26,809            24,882

Selling, general and administrative expenses                                                6,777             6,160
Depreciation and amortization                                                               1,462             1,456
Asset impairment charge                                                                       351
Costs of terminated acquisitions                                                               -                 57
                                                                                  ---------------     -------------
Operating income                                                                            1,380             2,895

Interest expense, net                                                                      (1,476)           (1,669)
Other income                                                                                  210               230
                                                                                  ---------------     -------------
Income before income taxes                                                                    114             1,456

Income tax expense                                                                             42               524
                                                                                  ---------------     -------------
Income before cumulative effect of a change in accounting principle                            72               932
Cumulative effect of a change in accounting principle,
 net of tax benefit of $2,188                                                                  -             (5,733)
                                                                                  ---------------     -------------
Net income (loss)                                                                 $            72     $      (4,801)
                                                                                  ===============     =============

Per share of common stock (basic and diluted):
Income before cumulative effect of a change in accounting principle               $          0.01     $        0.07
Cumulative effect of a change in accounting principle, net of tax                               -             (0.45)
                                                                                  ---------------     -------------
Net income (loss)                                                                 $          0.01     $       (0.38)
                                                                                  ===============     =============

Weighted average shares outstanding:
Basic                                                                                  12,409,747        12,681,424
Diluted                                                                                12,422,952        12,708,475


                             See accompanying notes.


                        Mace Security International, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)



                                      Number of       Par Value        Additional
                                       Common        of Common          Paid in         Accumulated
                                       Shares           Stock           Capital           Deficit            Total
                                     ----------       ---------       -----------     --------------      ----------

Balance at December 31, 2002.....      12,407,655   $       124     $       69,710     $     (12,165)    $      57,669

Shares purchased and retired.....         (12,200)            -                (14)                -               (14)

Common stock issued in purchase
    acquisition..................          19,737             -                 38                 -                38

Net income.......................                                                                 72                72
                                    --------------  --------------  ----------------  ----------------   ---------------
Balance at September 30, 2003....      12,415,192   $        124    $       69,734     $     (12,093)    $      57,765
                                    ==============  ==============  =================  ===============   ===============


                                                            See accompanying notes.


                        Mace Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)



                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    2003                  2002
                                                                               ----------------     -----------------
Operating activities
Income before cumulative effect of a change in accounting principle             $            72       $           932
Cumulative effect of a change in accounting principle,
    net of tax benefit                                                                       -                (5,733)
                                                                                ---------------       ---------------
Net income (loss)                                                                            72               (4,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                      1,462                 1,456
       Provision for losses on receivables                                                   53                    71
       Cumulative effect of change in accounting principle                                                      7,920
       Asset impairment charge                                                              351
       Deferred income taxes                                                                 32               (1,768)
       Loss on disposal of fixed assets                                                       3
       Changes in operating assets and liabilities:
          Accounts receivable                                                             (673)                 (139)
          Inventories                                                                   (1,101)                   112
          Accounts payable                                                                (425)                 (357)
          Deferred revenue                                                                (113)                  (29)
          Accrued expenses                                                                  887                   535
          Income taxes                                                                    (121)                  (86)
          Prepaid expenses and other assets                                               (101)                   144
                                                                                ---------------       ---------------
Net cash provided by operating activities                                                   326                 3,058

Investing activities
Purchase of property and equipment                                                        (712)                 (531)
Acquisition of business, net of cash acquired                                                                   (217)
Payments for intangibles                                                                   (14)                   (5)
                                                                                ---------------       ---------------
Net cash used in investing activities                                                     (726)                 (753)

Financing activities
Payments on long term debt and capital lease obligations                                (1,835)               (1,615)
Payments to purchase stock                                                                 (14)                  (88)
                                                                                ---------------       ---------------
Net cash used in financing activities                                                   (1,849)               (1,703)
                                                                                ---------------       ---------------
Net (decrease) increase in cash and cash equivalents                                    (2,249)                   602
Cash and cash equivalents at beginning of period                                          6,189                 6,612
                                                                                ---------------       ---------------
Cash and cash equivalents at end of period                                      $         3,940       $         7,214
                                                                                ===============       ===============

                             See accompanying notes.


                        Mace Security International, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and warrants have been retroactively restated to reflect the reverse split, unless otherwise noted.

2.   New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force "EITF" had set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

Under the provisions of SFAS 142, the Company was also required to complete a goodwill impairment test. The first step of the transitional testing was the determination of our reporting units and the estimation of the fair values of the reporting units. A discounted cash flow model was used to estimate the fair value of our reporting units. The Company engaged an independent appraisal firm to determine appropriate discount rates for each reporting unit. Discount rates were derived by using the weighted average cost of capital technique. The discount rates were then used by the Company in the discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations of each of the reporting units. In the third quarter of 2002, as a result of the goodwill impairment testing for our Car and Truck Wash Segmant, we determined that the book value of our Northeast reporting unit exceeded its current fair value by $1.84 million. The Northeast reporting unit's fair value was based on expectations for the business in light of the current economic environment and the uncertainty associated with recent volume due to unfavorable weather patterns. Additionally, there was an impairment of $5.34 million in our Arizona reporting unit due to unfavorable economic conditions combined with a significant increase in local competition. This charge represented a complete write-off of the goodwill associated with this reporting unit. Finally, there was an impairment loss of $670,000 in our truck wash reporting unit, primarily because we did not acquire additional truck washes necessary to achieve the scale needed to attract national accounts. This charge represented a complete write-off of the goodwill associated with this reporting unit. The results for the six months ended June 30, 2002 were restated to reflect the cumulative effect of a change in accounting principle in accordance with SFAS 142.

We will perform our annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, each year, or whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in this or subsequent years.

4.     Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):



                                                            September 30, 2003                  December 31, 2002
                                                    --------------------------------    ------------------------------
                                                                                             Gross
                                                    Gross Carrying       Accumulated        Carrying       Accumulated
                                                        Amount          Amortization         Amount        Amortization
                                                   ----------------  ---------------   ---------------   ---------------
   Amortized intangible assets:
       Non compete agreement                        $            28    $             6   $           25   $            2
       Customer list                                             69                 17               25                2
       Deferred financing costs                                 380                151              373              131
                                                    ----------------   ---------------   --------------  ---------------
   Total amortized intangible assets                            477                174              423              135
   Non amortized intangible assets:
       Trademarks   Security Products Segment                 1,835              1,270            1,835            1,270
       Service mark   Car and Truck Wash Segment                116                 10              116               10
                                                    ----------------   ---------------   --------------  ---------------
   Total non amortized intangible assets                      1,951              1,280            1,951            1,280
                                                    ----------------   ---------------   --------------  ---------------
   Total intangible assets                          $         2,428    $         1,454   $        2,374   $        1,415
                                                    ================   ===============   ==============  ===============


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                   2003        $53
                                   2004         47
                                   2005         43
                                   2006         26
                                   2007         23

5.   Business Combinations

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida and Arizona; 11 facilities were subsequently divested or closed. The five full service truck wash facilities are located in Arizona, Indiana, Ohio and Texas.

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

On September 26, 2003, a wholly owned subsidiary within the Company's Security Products Segment acquired the inventory, certain other assets and the operations of Vernex, Inc., a manufacturer and retailer of electronic security monitors. Total consideration under the agreement was $213,000 cash for inventory. The agreement also provides for additional cash consideration based on sales performance for a twelve month period subsequent to closing. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

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

At September 30, 2003, the Company had two stock based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net (loss) income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts):



                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                         2003              2002              2003             2002
                                                    --------------------------------   ---------------------------------

Net (loss) income, as reported                      $         (182)   $        (116)   $            72   $       (4,801)
Less: Stock based compensation costs under fair
         value based method for all awards                    (151)             (171)             (307)            (514)
                                                    ----------------  ---------------  ----------------- ----------------
Pro forma net (loss) income                         $         (333)   $        (287)   $          (235)  $       (5,315)
                                                    ================  ================ ================= ================
Earnings per share   basic
    As reported                                     $        (0.01)   $        (0.01)  $          0.01   $        (0.38)
    Pro forma                                       $        (0.03)   $        (0.02)  $         (0.02)  $        (0.42)
Earnings per share   diluted
    As reported                                     $        (0.01)   $        (0.01)  $          0.01   $        (0.38)
    Pro forma                                       $        (0.03)   $        (0.02)  $         (0.02)  $        (0.42)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in 2002: expected volatility of 61%; risk-free interest rates ranging from 3.72% to 5.39%; and expected lives of 10 years. In the quarter ended September 30, 2003, 616,000 options were granted with an expected volatility of 22%, risk-free interest rates ranging from 3.74% to 4.45%; and expected life of 10 years. For the nine months ended September 30, 2003, a total of 676,000 options were granted with a weighted-average risk-free interest rate of 3.77%.

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

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the State of New York against LTV Networks, Inc., ("LTV") to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The counterclaims allege that the Company had agreed to lend LTV $500,000 and that LTV has been damaged in the amount of $10 million because the Company only lent $100,000 to LTV. The Company has filed a summary judgement motion which requests a judgement on the promissory note and a dismissal of the defendant's counterclaims. On August 29, 2003, LTV filed a Voluntary Petition for Chapter 11 Reorganization in the United States Bankruptcy Court, Southern District of New York (the "Petition"). The Petition has the effect of operating as a stay on the State Court proceedings. Though the outcome of litigation is always uncertain, the Company currently believes that the counterclaims are without merit and intends to assert its claims in the Bankruptcy proceedings.

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

The Company has received a subpoena in connection with an investigation being conducted by the Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The subpoena generally requests documents and information which would identify persons who knew of two transactions involving the Company prior to Mace's public announcement of the transactions. The transactions were announced by Mace on March 29, 1999 and were consummated in July of 1999. The subpoena also requests documents relating to Mace's dealings with two investment banking firms and certain of their employees. Mace intends to fully cooperate with the Securities and Exchange Commission's investigation.

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

Certain of the Company's executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company's Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $2.5 million upon termination of employment under certain conditions. The employment agreement also provides for a bonus of $2.5 million upon a change in control.

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

Financial information regarding the Company's segments is as follows (in thousands):


                                                                     Car and            Security          Corporate
                                                                    Truck Wash          Products          Functions *
                                                                  ---------------    ---------------     -------------


           Three months ended September 30, 2003
           Revenues from external customers                       $      10,290      $       1,586       $         -
           Intersegment revenues                                  $          -       $          -        $         -
           Segment operating income (loss)                        $         728      $          29       $      (641)
           Segment assets                                         $      87,918      $       6,820       $         -

           Nine months ended September 30, 2003
           Revenues from external customers                       $      32,936      $       3,843       $         -
           Intersegment revenues                                  $          -       $          22       $         -
           Segment operating income (loss)                        $       3,380      $         (14)      $    (1,986)

           Three months ended September 30, 2002
           Revenues from external customers                       $      10,671      $       1,169       $         -
           Intersegment revenues                                  $          -       $          -        $         -
           Segment operating income (loss)                        $       1,009      $         146       $      (865)

           Nine months ended September 30, 2002
           Revenues from external customers                       $      33,804      $       1,646       $         -
           Intersegment revenues                                  $          -       $           -       $         -
           Segment operating income (loss)                        $       5,005      $         167       $    (2,277)

          * Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

10.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgements can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, as well as valuation calculations such as the Company's goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

11.  Income Taxes

The Company recorded tax expense of $42,000 and $524,000 for the nine months ended September 30, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before the cumulative effect of a change in accounting principle at an effective rate of 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

12.  Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the quarter ended June 30, 2003, we fully wrote down assets determined to be impaired by approximately $351,000. The asset write-down related to a full service car wash site in Arizona which we partially wrote down at December 31, 2002. The additional write-down was the result of the impending loss of a significant customer at this site resulting in the future expected cash flows not being sufficient to recover the site's respective carrying values. The Company closed the facility effective September 30, 2003.

13.  Related Party Transactions

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President, for Mace's executive offices in Mt. Laurel, New Jersey. The lease terms were subject to a survey of local real estate market pricing and approval by the Company's Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. Mace has also entered into a three-year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in Mace's executive offices. The rental rates were based upon a third-party valuation of the furnishings, and Mace believes that the terms of the furniture lease are competitive with similar leasing arrangements available in the local area.

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. The Company incurred approximately $5,000 in 2003 and $29,000 in 2002 for such services. On November 6, 2001, the Audit Committee approved an arrangement subject to quarterly review under which the Company prepays LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. Additionally, when the Learjet 31A is used, the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. As of July 2002, the Company is no longer prepaying LP Learjets, LLC for the future right to use the Learjet 31A.

In February 2000, the Company entered into a Management Agreement with Mark Sport, Inc. ("Mark Sport"), a Vermont corporation controlled by Jon E. Goodrich, a director of the Company. The Management Agreement entitled Mark Sport to operate the Company's Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000 in exchange for certain payments to the Company. The Management Agreement was extended several times through amendments. A February 21, 2002 amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At September 30, 2003, Mark Sport owed the Company $127,000.

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

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At September 30, 2003, the balance owed on this promissory note was $121,000.

From January 1, 2003 through September 30, 2003, the Company's Electronic Surveillance Products Division sold approximately $60,000 of electronic security equipment to DSS, Inc. Louis Paolino, III, the son of the Company's CEO, Louis
D. Paolino, Jr., is a one-third owner of DSS, Inc. The pricing extended to DSS, Inc. is no more favorable than the pricing given to third party customers who purchase in similar volume. Additionally, DSS, Inc. was hired by the Company to install security cameras in several of the Company's car washes at an installation fee of $6,800. At September 30, 2003, DSS, Inc. owed the Company approximately $50,000.

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended                   Nine Months Ended
                                                 -----------------------------------  ----------------  ----------------

                                                      9/30/03           9/30/02           9/30/03           9/30/02
                                                 -----------------------------------  ----------------  ----------------
      Numerator:
         (Loss) income before cumulative
         effect of                                $         (182)   $         (116)   $            72   $          932
             a change in accounting principle
         Cumulative effect of a change in
             accounting principle, net of tax                   -                 -                 -           (5,733)
                                                  ---------------  ----------------  ----------------  ----------------
      Net (loss) income                           $         (182)   $         (116)   $            72   $       (4,801)
                                                  ================  ================  ================  ================

      Denominator:
         Denominator for basic (loss) income
             per share - weighted average              12,412,189        12,676,568        12,409,747        12,681,424
             shares...........................
         Dilutive effect of options and
             warrants.........................                  -                 -            13,205            27,051
                                                  ---------------  ----------------  -----------------  ---------------
         Denominator for diluted
             (loss) income per share -
             weighted average shares..........         12,412,189        12,676,568        12,422,952        12,708,475
                                                  ================  ================  ================  ================

      Basic and diluted (loss) income per share:
         (Loss) income before cumulative
         effect of a change in accounting         $        (0.01)   $        (0.01)   $          0.01   $         0.07
         principle.................
         Cumulative effect of a change in
             accounting principle, net of tax.                 --                 -                --            (0.45)
                                                  ---------------  ----------------  -----------------  ---------------
         Net (loss) income....................    $        (0.01)   $        (0.01)   $          0.01   $        (0.38)
                                                  ================  ================  ================  ================

The effect of options and warrants for the three months ended September 30, 2003 and 2002 have not be included as they would be anti-dilutive.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies include those described below.

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

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, and establishing a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight-line basis over 15 years. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

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

                                  Introduction

Revenues

     Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2003 for the car care segment were comprised of approximately 82% car wash and detailing, 10% lube and other automotive services, and 8% fuel and merchandise.

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

With the acquisition on August 12, 2002 of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, the Company added an additional division to its Security Products Segment. The Company has added security cameras, closed-circuit monitors, digital video recording devices and related electronic security components to its line of well-known personal security products. The Company is purchasing these items for resale from Original Equipment Manufactures ("OEMs").

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security Products

For the first four months of 2002, the Security Products segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. Product return and warranty costs related to the new electronic security surveillance product business have been minimal in that the majority of customer product warranty claims are reimbursed by the manufacturer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We capitalize direct incremental costs associated with acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that will not be consummated.

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


Liquidity and Capital Resources

     Liquidity

Cash and cash equivalents were $3.9 million at September 30, 2003. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 35% at September 30, 2003, and 37% at December 31, 2002.

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

As of September 30, 2003, we had negative working capital of approximately $4.6 million. At December 31, 2002, working capital was a negative $2.2 million. The negative working capital position at September 30, 2003 is primarily attributable to the classification of five 15-year amortizing loans with the Company's principal lender, Bank One, N.A. ("Bank One"), totaling approximately $9.1 million classified as current liabilities at September 30, 2003 as a result of these loans being due beginning from November 2003 through August 2004. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of two loans in February 2003 totaling $4.7 million for a five-year period, and a loan for $730,000 in July 2003, there can be no assurance that our lender will continue to provide us with renewals, with renewals at favorable terms, or that we may be able to obtain favorable terms from an alternative funding source. If we were unable to obtain renewals of or refinancings on favorable terms, our ability to operate would be materially and adversely affected.

We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $200,000 for the remainder of the year ending December 31, 2003. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. We financed a portion of the $505,000 purchase price of this building with a long-term mortgage of approximately $400,000. In October 2003, we increased this mortgage to $729,000,utilizing the funds to purchase additional warehouse space and improve office space. In addition to the purchase of the electronic surveillance products business and facility, we will also expend significant cash to purchase inventory as we continue to introduce new electronic surveillance products and for improvements to the facility purchased in 2002. We spent approximately $2.2 million for inventory of newly developed electronic surveillance products and approximately $100,000 for capital improvements, furnishing and equipment for the facility through the nine months ending September 30, 2003.

     Debt Capitalization and Other Financing Arrangements

At September 30, 2003, we had borrowings of approximately $31.5 million. We had three letters of credit outstanding at September 30, 2003, totaling $825,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2003.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At September 30, 2003, we were not in compliance with our consolidated debt coverage ratio related to our GMAC notes payable and a subsidiary level cash flow covenant with Bank One related to Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable, the Company has received waivers of acceleration of the notes through October 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank, N.A.("Wachovia") as of December 31, 2002. The Company is currently in compliance with the Wachovia covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through September 30, 2003, totaled approximately $375,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month period ending September 30, 2003. If we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $5.6 million and GMAC debt totaling $11.0 million recorded as long-term debt at September 30, 2003 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals of or refinancings on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the car care segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of September 30, 2003 are as follows: Year 1 - $1.3 million; Year 2 - $1.1 million; Year 3 - $688,000; Year 4 - $529,000; Year 5 - $412,000; and thereafter - $1.3 million.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2003 (in thousands):

------------------------------------------------------------------------------------------------------------------
                                                                Payments Due By Period
------------------------------------------------------------------------------------------------------------------


Contractual Obligations
-----------------------                              Less than        Two to       Four to Five      More Than
                                        Total         One Year      Three Years        Years         Five Years
                                     -----------------------------------------------------------------------------
Long-term debt                       $     31,085   $      10,486   $      4,238   $        6,442   $       9,919
Capital leases                                391             174            175               42               -
Minimum operating lease payments            5,287           1,305          1,740              941           1,301
                                     ------------   -------------  -------------   --------------   --------------
                                     $     36,763   $      11,965   $      6,153   $        7,425   $      11,220
                                     =============  ==============  =============  ===============  ==============



------------------------------------------------------------------------------------------------------------------
                                                             Amounts Expiring Per Period
------------------------------------------------------------------------------------------------------------------


Other Commercial Commitments
----------------------------                          Less Than        Two to          Four to        More Than
                                        Total          One Year     Three Years      Five Years      Five Years
                                     -----------------------------------------------------------------------------
Line of Credit                       $        500 (1)$        500   $         -    $           -    $          -
Standby Letters of Credit                     825             825             -                -               -
                                     ------------   -------------  -------------   --------------   --------------
                                     $      1,325    $      1,325   $         -    $           -    $          -
                                     =============   =============  =============  ===============  ==============

(1) There were no borrowings outstanding under the Company's line of credit at September 30, 2003

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements to purchase directly from us shares of our unrestricted common stock. Each equity purchase agreement is to be in an aggregate principal amount of $12.0 million. The first equity purchase agreement was entered into on April 17, 2000. Fusion had the right to terminate the first equity purchase agreement on or after February 20, 2003. In the Company's Form 10-K for the fiscal year ended December 31, 2002, the Company described the first equity purchase agreement as having expired on February 20, 2003. On April 11, 2003 Fusion notified the Company that Fusion did not terminate the first equity agreement and further agreed not to terminate it until on or after February 20, 2005; accordingly, the first equity purchase agreement is still in effect. The equity purchase agreement allows us to suspend the purchasing of our common stock by Fusion if the price of our common stock is less than $7.00 (pre-reverse split) per share. We are currently not permitting the purchase of our common stock under the equity purchase agreement due to the current low trading value of our common stock and the potentially dilutive effect of such stock purchases. If and when we agree to the purchase of our stock, Fusion has the right to purchase from us shares of common stock up to $12.0 million at a price equal to the lesser of (1) 140% of the average of the closing bid prices for our common stock during the 10 trading days prior to the date of the applicable equity purchase agreement or $7.00 (pre-reverse split), whichever is greater or (2) a price based upon the lower of (a) the lowest sale price of the common stock during the 12 consecutive trading days immediately preceding Fusion's purchase and (b) the lowest closing bid price for the common stock during the 12 consecutive trading days ending on the day prior to Fusion's purchase. As long as we have not suspended Fusion from purchasing our stock, the equity purchase agreement requires that at the beginning of each month, Fusion will pay us $1.0 million as partial prepayment for the common stock. Once the $1.0 million has been applied to purchase shares of our common stock, Fusion will pay the remaining principal amount upon receipt of our common stock. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. The second equity purchase agreement will be executed after delivery of an irrevocable written notice by us to Fusion stating that we elect to enter into such purchase agreement with Fusion. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into our common stock. The description of the equity purchase agreement and master facility agreement is summarized above. The equity purchase agreement and the master facility agreement have been filed as exhibits 10.128 and 10.129 as noted in our December 31, 2002 Form 10-K.

     Cash Flows

Operating Activities. Net cash provided by operating activities totaled $326,000 for the nine months ended September 30, 2003. Cash provided by operating activities in 2003 was impacted primarily by reduced volume within the Car and Truck Wash Segment due to above average inclement weather in the Company's Texas and East operating regions and the purchasing of our initial inventory of electronic surveillance products.

Investing Activities. Cash used in investing activities totaled $726,000 for the nine months ended September 30, 2003 which reflects $606,000 for capital expenditures relating to ongoing car care operations, and $106,000 for the Security Products Segment.

Financing Activities. Cash used in financing activities was $1.8 million for the nine months ended September 30, 2003 which reflects routine principal payments on debt of $1.8 million and $14,000 for the purchase and retirement of shares of our common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather can adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company's third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse geographic regions. The Company also experiences a seasonal reduction in volume during the third quarter within the Company's Arizona and Florida regions as a result of a migration of a significant portion of the area's population to cooler climates.

The Company believes that inflation and changing prices have not had, and are not expected to have any material adverse effect on its results of operations in the near future.

       Results of Operations for the Nine Months Ended September 30, 2003
              Compared to the Nine Months Ended September 30, 2002

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  2003             2002
          ------------------------------------------------------------------- -------------     ------------
          Revenues                                                                  100.0%           100.0%
          Cost of revenues                                                            72.9             70.2
          Selling, general and administrative expenses                                18.4             17.4
          Depreciation and amortization                                                4.0              4.1
          Costs of terminated acquisitions                                               -              0.1
          Asset impairment charge                                                      1.0                -
                                                                              -------------     ------------
          Operating income                                                             3.7              8.2
          Interest expense, net                                                       (4.0)            (4.7)
          Other income                                                                 0.6              0.6
                                                                              -------------     ------------
          Income before income taxes                                                   0.3              4.1
          Income tax expense                                                           0.1              1.5
                                                                              -------------     ------------
          Income before cumulative effect of a change in accounting                    0.2              2.6
          principle
          Cumulative effect of a change in accounting principle, net of tax              -           (16.1)
                                                                              -------------     ------------
          Net income (loss)                                                           0.2%          (13.5)%
                                                                              =============     ============


Revenues

     Car and Truck Wash Services

Revenues for the nine months ended September 30, 2003 were $32.9 million as compared to $33.8 million for the nine months ended September 30, 2002, a decrease of $0.9 million or 3%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $32.9 million of revenues for the nine months ended September 30, 2003, $27.1 million or 82% was generated from car wash and detailing, $3.1 million or 10% from lube and other automotive services, and $2.7 million or 8% from fuel and merchandise sales. Of the $33.8 million of revenues for the nine months ended September 30, 2002, $28.2 million or 84% was generated from car wash and detailing, $3.2 million or 9% from lube and other automotive services, and $2.4 million or 7% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to an approximate 8% decrease in wash volume in 2003 as compared to 2002 as a result of more rainy and cloudy days in substantially all of the Company's markets in 2003. The volume decrease was partially offset by an increase in the average total wash and detailing revenue per car of approximately 4%.

     Security Products

During the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment and payments under the Management Agreement were terminated. Revenues for the nine months ended September 30, 2003 were $3.8 million comprised of approximately $2.1 million from the Consumer Products Division and approximately $1.7 million from the Electronic Surveillance Products Division. Revenues for the five months in which the Company operated this segment during the first nine months of 2002, May through September, were approximately $1.6 million.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues for the nine months ended September 30, 2003 were $24.6 million, or 75% of revenues, with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the nine months ended September 30, 2002 were $24.0 million, or 71% of revenues, with car washing and detailing costs at 69% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. The Company has experienced a deterioration in wash and detailing operating margins largely due to a decrease in wash volume of 8% as compared to the same period in the prior year, combined with increased insurance premiums and related claim costs, lease termination costs related to an underperforming car wash property closed in 2003, and an increase in labor costs as a percent of revenues of approximately two percentage points. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

     Security Products

For the nine months ended September 30, 2003, cost of revenues were $2.2 million or 58% of revenues. Through April of 2002, pursuant to a Management Agreement, no costs were incurred by us. From May through September of 2002, cost of revenues were $868,000 or 55% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $6.8 million compared to $6.2 million for the same period in 2002, an increase of approximately $0.6 million or 10%. SG&A expenses as a percent of revenues were 18.4% for the nine months ended September 30, 2003 as compared to 17.4% in the first nine months of 2002. The increase in SG&A expenses is primarily the result of recommencing operation of the Security Products Segment in May 2002, which added $1.0 million of SG&A expenses in the first nine months of 2003. This increase in SG&A expenses was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs and certain other operating expenses.

Depreciation and Amortization

Depreciation and amortization totaled $1.5 million for the nine months ended September 30, 2003 as compared to $1.5 million for the same period in 2002.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review. During the quarter ended June 30, 2003, we wrote down assets determined to be impaired by approximately $351,000. The asset write-down related to a full service car wash site in Arizona which we partially wrote down at December 31, 2002. The additional write-down was the result of the impending loss of a significant customer of this site resulting in the future expected cash flows not being sufficient to recover the site's carrying value. The Company closed the facility effective September 30, 2003.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2003 was $1.5 million compared to $1.7 million for the nine months ended September 30, 2002. This decrease in our interest expense is the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the nine months ended September 30, 2003 was $210,000 compared to $230,000 for the nine months ended September 30, 2002.

Income Taxes

The Company recorded tax expense of $42,000 and $524,000 for the nine months ended September 30, 2003 and 2002, respectively. Tax expense reflects the recording of income taxes on income before cumulative effect of a change in accounting principle at an effective rate of approximately 36% in both 2003 and 2002. We recorded an income tax benefit of approximately $2.2 million related to the cumulative effect of a change in accounting principle in 2002. The income tax benefit reflects an effective rate of 36% for the impairments in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast Region reporting unit impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

       Results of Operations for the Three Months Ended September 30, 2003
              Compared to the Three Months Ended September 30, 2002

Revenues

     Car and Truck Wash Services

Revenues for the three months ended September 30, 2003 were $10.3 million as compared to $10.7 million for the three months ended September 30, 2002, a decrease of $0.4 million or 4%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $10.3 million of revenues for the three months ended September 30, 2003, $8.3 million or 80% was generated from car wash and detailing, $1.1 million or 11% from lube and other automotive services, and $0.9 million or 9% from fuel and merchandise sales. Of the $10.7 million of revenues for the three months ended September 30, 2002, $8.7 million or 82% was generated from car wash and detailing, $1.1 million or 10% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to a 10% decrease in wash volume in the three months ending September 30, 2003 as compared to the same period in 2002 as a result of more rainy and cloudy days in the Company's Texas and Northeast regions in 2003. The volume decrease was partially offset by an increase in the average total wash and detailing revenue per car of approximately 5%.

     Security Products

During the first four months of 2002, pursuant to a Management Agreement, the Company was paid $20,000 per month. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment and payments under the Management Agreement were terminated. Revenues for the three months ended September 30, 2003 were $1.6 million comprised of approximately $770,000 from the Consumer Products Division and approximately $820,000 from the Electronic Surveillance Products Division. Revenues for the three months ended September 30, 2002 were approximately $1.2 million.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues for the three months ended September 30, 2003 were $8.0 million, or 78% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues for the three months ended September 30, 2002 were $8.1 million, or 75% of revenues, with car washing and detailing costs at 74% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. The Company has experienced a deterioration in wash and detailing operating margins largely due to a decrease in wash volume of 10% as compared to the same quarter in the prior year, combined with lease termination costs related to an underperforming car wash property in Arizona closed in 2003, and an increase in labor costs as a percent of revenues of approximately two percentage points. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs.

     Security Products

During the three months ended September 30, 2003, cost of revenues were $914,000 or 58% of revenues as compared to $643,000 or 55% of revenues for the three months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $2.3 million compared to $2.3 million for the same period in 2002. SG&A expenses as a percent of revenues were 19.6% for the three months ended September 30, 2003 as compared to 19.6% in the third quarter of 2002. SG&A expenses increased as a result of entering the electronic security surveillance business in August 2002, which added $277,000 of SG&A expenses in the third quarter of 2003. This increase in SG&A expenses was offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs.

Depreciation and Amortization

Depreciation and amortization totaled $487,000 for the three months ended September 30, 2003 as compared to $474,000 for the same period in 2002.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2003 was $443,000 compared to $553,000 for the three months ended September 30, 2002. This decrease in interest expense was the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate, a retroactive interest rate adjustment on a note payable, and a reduction in our outstanding debt as a result of normal principal payments.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2003 was $43,000 compared to $82,000 for the three months ended September 30, 2002, primarily as a result of a reserve for $100,000 against a note receivable (see Note 8, Commitments and Contingencies) partially offset by an insurance reimbursement in the third quarter of 2003 for lost profit due to a fire at one of our car wash facilities.

Income Taxes

The Company recorded tax benefit of $102,000 and $65,000 for the three months ended September 30, 2003 and 2002, respectively. Tax benefit reflects the recording of income taxes on loss before income taxes at an effective rate of approximately 36% in both 2003 and 2002. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.



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

     Our business plan poses risks for us. Our business objectives include internally developing our Electronic Surveillance Products Division and acquiring additional car washes, if we can do so under advantageous terms. To date, we have spent or committed to spend approximately $3.0 million in developing our Electronic Surveillance Products Division including the acquisition cost of Micro-Tech, the purchase of our warehouse in Hollywood, Florida, and the cost of developing and purchasing our expanded inventory product line. As part of our business plan we may also develop or acquire additional car wash facilities. Our strategy involves a number of risks, including:

          i. risks associated with growth;
          ii. risks associated with acquisitions; and their integration into our Company.
          iii. risks associated with the recruitment and development of management and operating personnel; and
          iv. risks of not being able to sell the electronic surveillance products in the quantities we have ordered from OEM manufacturers.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

         Risk related to borrowings. Our borrowings as of September 30, 2003 were $31.5 million. Of the borrowings, $10.7 million is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on an individual subsidiary and consolidated level. At September 30, 2003, we were not in compliance with our consolidated debt coverage ratio related to our GMAC notes payable and a subsidiary level covenant with Bank One related to Colonial Full Service Car Wash, Inc. ("Colonial"). With respect to the GMAC notes payable and the Bank One notes payable related to Colonial, the Company has received waivers of acceleration of the notes through October 1, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements and a modification agreement to a loan agreement with Wachovia Bank N.A. as of December 31, 2002. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003 including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through September 30, 2003, totaled approximately $375,000. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service ("the debt coverage ratio") of 1.2 to 1 at December 31, 2003 and thereafter, and a 1.1 to 1 ratio for the twelve month period ending September 30, 2003. If we default on any of the Bank One covenants or the GMAC convenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $5.6 million and GMAC debt totaling $11.0 million currently recorded as long-term debt at September 30, 2003 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals of or refinancings on favorable terms, our ability to operate would be materially and adversely affected.

         Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers and do not replace them with experienced personnel, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers. The primary terms of the employment agreements of Robert M. Kramer, Gregory M. Krzemien and Ronald R. Pirollo expired on March 26, 2003. Mr. Paolino and the Company have executed an employment agreement which has a term through August 12, 2006. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis. Mr. Pirollo or the Company may terminate Mr. Pirollo's employment at any time. Mr. Paolino is the Company's Chief Executive Officer; Mr. Kramer is the Company's Chief Operating Officer, General Counsel and Secretary; Mr. Krzemien is the Company's Chief Financial Officer and Treasurer; and Mr. Pirollo is the Company's Chief Accounting Officer and Corporate Controller. The Company and the officers named above, except Mr. Paolino, are in the process of negotiating their continued employment arrangements.

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

         We have a limited operating history regarding our Electronic Surveillance Products Division. We recently expanded our line of security products by adding the Electronic Surveillance Products Division. We are incurring expenses to develop the new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic Surveillance Products that may prevent the Company from making them profitably, including, among others: risks associated with unanticipated problems in the acquired company; risks inherent with our management having limited experience in electronic security device marketing; risks relating to the size and number of competitors in the electronic security device market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; and risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry. We also expect that there will be costs related to product returns and warranties and customer support, that we cannot quantify or accurately estimate until we have more experience in operating the new business.

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

         We must operate our locations safely. Our Consumer Products Division and Car and Truck Wash Segment utilize harsh chemicals in their operations. Our Car and Truck Wash Segment employs approximately 1,400 people. Though we train our personnel in safety, there is a risk of injury to our employees.

         We face risks associated with significant insurance claims. We maintain workers' compensation insurance in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated parties. With respect to our auto, general liability and workers' compensation policies, we are required to set aside a certain amount of cash in a restricted "loss fund" account for the payment of our deductible obligations under the policies up to the first $300,000 per claim. As a member of the captive, we are obligated to pay assessments to the captive insurance program. The assessments are secured by a letter of credit in the amount of $525,000 at September 30, 2003. If our loss experience is worse than expected, our assessments to the captive may be increased in the future year. The Company maintains excess coverage through occurrence-based policies. There can be no assurance that our insurance program will provide sufficient coverage in the event that a claim exceeds our insurance coverage or the captive insurer fails to pay its claims, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

         Our car wash and car care services operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

          i. transportation, storage, presence, use, disposal and handling of hazardous materials and wastes;
          ii. discharge of storm water; and
          iii.underground storage tanks.

If uncontrolled hazardous substances were found on our property, including leased property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage and fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

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

         Listing on the Nasdaq National Market. Our common stock is listed on the Nasdaq National Market and a bid price of $1.61 at the close of the market on November 6, 2003. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of one dollar for thirty consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

On October 2, 2002, Nasdaq advised the Company that its common stock failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by the Nasdaq National Market under its Marketplace Rules. Nasdaq advised us that we had 90 days to maintain a bid price of at least $1.00 for 10 consecutive business days or we would be delisted. The Company maintained a minimum bid price of at least $1.00 for 10 consecutive business days ending December 24, 2002, in part by completing a one-for-two reverse stock split on December 17, 2002. On December 30, 2002, Nasdaq advised the Company that it was in compliance with Market Place Rule 4450(a)(5) and was not subject to being delisted.

         Our stock price is volatile. Our common stock's market price has been volatile.Factors like fluctuations in our quarterly revenues and operating results, our ongoing acquisition program, market conditions and economic conditions generally may impact significantly our common stock's market price. In addition, if we make an acquisition, we may agree to issue common stock that will become available generally for resale and may have an impact on our common stock's market price.

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

         Some provisions of Delaware law may prevent us from being acquired. We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an entity who is an "interested stockholder" for a period of three years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a price for our common stock above its market price.

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

Item 4.  Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 9, 2003. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. In addition, management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found in Note 8, Commitments and Contingencies.

Item 5.  Other Information

The Company's 2004 Annual Meeting of the Stockholders is currently expected to be held on September 15, 2004. June 15, 2004 is the deadline for the stockholders to submit proposals pursuant to Rule 14a-8 of the Exchange Act for inclusion in Mace's Proxy Statement for Mace's 2004 Annual Meeting of Stockholders. If a stockholder gives notice of a proposal after this deadline, the proxies will be allowed to use their discretionary authority to vote against such matter when and if raised at the 2004 meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

          10.153 Consolidated Promissory Note and Amended and Restated Loan Agreement dated October 20, 2003 between the Company, its wholly owned subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $728,800.
          10.154 Amendment dated October 25, 2003 to Employment Contract dated August 12, 2003 by and between Mace Security International, Inc. and Louis D. Paolino, Jr.
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Current Reports on Form 8-K or 8-K/A:

          On August 12, 2003, the Company filed a report on Form 8-K dated August 12, 2003, under Item 7 and Item 12, to report the issuance of a press release announcing the Company's financial results for the fiscal quarter and six month period ended June 30, 2003.

          On October 29, 2003, The Company filed a report on Form 8-K dated October 29, 2003 under Item 5 and Item 7 to (i) report the resignation of one of its directors, Richard B. Muir, due to business commitments and (ii) the election of Burton Segal to fill the vacancy created by Mr. Muir's resignation.

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


  Mace Security International, Inc.

  BY:    /s/ Louis D. Paolino, Jr.
       --------------------------------------------
         Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

  BY:    /s/ Gregory M. Krzemien
       ----------------------------------------
         Gregory M. Krzemien, Chief Financial Officer

  BY:    /s/ Ronald R. Pirollo
       ----------------------------------------------
         Ronald R. Pirollo, Controller (Principal Accounting Officer)



DATE:   November 12, 2003

EXHIBIT INDEX


Exhibit No.  Description
----------   ------------

10.153 Consolidated Promissory Note and Amended and Restated Loan Agreement dated October 20, 2003 between the Company, its wholly owned subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $728,800.
10.154 Amendment dated October 25,2003 to Employment Contract dated August 12,2003 by and between Mace Security International, Inc. and Louis D. Paolino, Jr.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1       Certification of Chief Executive  Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2       Certification of Chief Financial  Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.