Form 10-K
period 2003-12-31
MACE SECURITY INTERNATIONAL INC
filed 2004-03-15
CIK 912607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003                 Commission File No. 0-22810

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

                     Common Stock, par value $0.01 per share


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   No X


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on March 10, 2004, was approximately $16,257,094. (Reference is made to page 18 herein for a statement of assumptions upon which this calculation is based.) The Company does not have any non-voting stock.


         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 10, 2004 was 12,462,670.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Mace Security International, Inc. ("the Company" or "Mace") was incorporated in Delaware on September 1, 1993. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants to reflect the reverse split, unless otherwise noted.

Our operations are currently conducted through two segments: car and truck washes, and security products. Since July 1999, our full service car and truck wash segment has generated most of our revenue and profit. Our Security Products Segment produces consumer safety and personal defense products, as well as electronic surveillance and monitoring products. Before July 1999, this segment's main business was the production and sale of less-than-lethal defense sprays.

Beginning in May of 1999, we began developing our car wash operations through acquisitions, including our merger on July 1, 1999 with American Wash Services, Inc., a company that was engaged in the business of acquiring and operating car wash facilities.

During 2000, 2001 and for the first four months of 2002, the Company did not directly manage the Security Products Segment. During this period, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, Inc. ("Mark Sport"), an entity controlled by Jon E. Goodrich, a director of the Company through December 2003, operated the Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment. On May 1, 2002, the Security Products Segment consisted of consumer safety and personal defense products. Electronic security and surveillance devices were added to the Security Products Segment on August 12, 2002 when we acquired certain of the assets and operations of Micro-Tech, Inc. ("Micro-Tech"), a manufacturer and retailer of electronic security and surveillance devices. Additionally, an expanded line of electronic security monitors was added to the Security Products Segment on September 26, 2003, when we acquired the assets of Vernex, Inc. ("Vernex"), a manufacturer and retailer of electronic security monitors.

 On July 9, 1999, we entered the business of manufacturing and selling point-of-sale systems for the car wash and oil lubrication industries when we acquired all the outstanding common stock of Innovative Control Systems, Inc. ("ICS"), a developer of point-of-sale systems for the car wash and oil lubrication industries. On June 2, 2000, we exited the business of manufacturing and selling point-of-sale systems when we sold ICS. All results of ICS's operations have been classified as "discontinued operations."

The Company's periodic reports, as filed with the United States Securities and Exchange Commission, can be accessed through the Company's website at www.mace.com.

LINES OF BUSINESS

         Car and Truck Wash Segment. The Company, through its subsidiaries, owns and operates 51 car washes and five truck washes. We operate 13 car wash locations in the region surrounding Philadelphia, Pennsylvania, which are located in New Jersey, Pennsylvania and Delaware. We also operate six car wash locations in and near the Sarasota, Florida area, 13 car wash locations in the Phoenix, Arizona area, and 19 car wash locations in Texas. We also own five truck washes located in Arizona, Indiana, Ohio and Texas. Except for nine of the Philadelphia area car washes, which provide only exterior washing, and one Texas location, which is a self-serve wash and lube facility, the rest of our locations are full service car washes. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional extra services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (offered at 41 locations), oil and lubrication services (offered at 10 locations), gasoline dispensing services (offered at 19 locations), state inspection services (offered at seven locations), convenience store sales (offered at one location), and merchandise store sales (offered at 41 locations). Our truck wash facilities provide washing and waxing services for tractor-trailer and fleet transport vehicles. These services are provided by hand. While certain acquisitions were pending in 2000, we managed several car wash locations under operating agreements pursuant to which we were entitled to all profits generated by those locations. Car wash and ancillary services provided 88.6%, 94.5%, and 99.5%, of our revenues in fiscal years 2003, 2002, and 2001, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States. For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 29.

         Security Products Segment. The Security Products Segment is comprised of two operating divisions: the Consumer Products Division and the Electronic Surveillance Products Division. The Consumer Products Division designs, markets and sells consumer products for use in home and automobile and for personal protection. The Consumer Products Division includes a line of defense sprays, personal alarms, home security alarms, whistles, door jammers, and window and door lock alarms. The defense sprays include tear gas sprays, pepper sprays, and sprays with a combination of tear gas, pepper solution and UV dye. The Electronic Surveillance Products include cameras, digital video recorders (DVR's), and monitors. The cameras are offered in weatherproof, black and white, and color models. Certain of the camera models also record audio. The DVR's are offered in models which can simultaneously record with four cameras, eight cameras or 16 cameras.

Substantially all of the manufacturing processes for the Consumer Products Division are performed at our Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line is primarily manufactured by an unrelated company utilizing molds primarily owned by Mace and packaged on-site at our Vermont facility. Mace Anti Crime Bureau(R) ("MACB"), part of the Consumer Products Division, develops and markets security products and literature for the domestic and foreign financial community, including a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos and crisis response materials. MACB markets to domestic and foreign financial institutions and related businesses throughout the world through direct marketing and the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

In the first quarter of 2000, we entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company through December, 2003. The Management Agreement entitled Mark Sport to operate the Security Products Segment and receive all profits or losses during the term of the Management Agreement. We retained the ownership of all of the business assets. The Management Agreement was extended under several amendments, and terminated on April 30, 2002. Under the Management Agreement, Mark Sport paid us $20,000 per month. Additionally, Mark Sport paid us an amount equal to the amortization and depreciation on the assets of the division. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment.

With the acquisition of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, on August 12, 2002, the Company added the Electronic Surveillance Products Division to its Security Products Segment. The Company has contracted with equipment manufacturers, principally in Korea, China, and other foreign countries, to manufacture system components in accordance with our specifications and in branded packaging suitable for direct sale to consumers or distributors. As with all new business undertakings, there are numerous risks associated with the new business unit that may prevent the Company from operating it profitably. (See Factors Influencing Future Results And Accuracy of Forward -Looking Statements, page 8.) The Company began its sales efforts for the Electronic Surveillance Products Division during the second quarter of 2003.

The Security Products Segment provided 11.4%, 5.5%, and 0.5% of our revenues in fiscal years 2003, 2002, and 2001, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

         Point-of-Sale Systems and Software Sales and Development. On July 9, 1999, we acquired ICS in exchange for 604,000 (pre-reverse split) shares of Company common stock and the assumption of $750,000 of debt. From July 1999 to June 2000, ICS was involved in the development, marketing and sale of automated point-of-sale control systems that are used to monitor, manage and analyze car wash systems and lubrication centers. On June 2, 2000, we sold ICS. Accordingly, all results of ICS' operations have been classified as "discontinued operations."

BUSINESS STRATEGIES

Car and Truck Wash Segment.

         Internal Growth. We believe that we can achieve internal growth principally from additional sales into our current markets by providing superior service and through our existing marketing efforts. To improve market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely use car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. We believe that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, we can increase consumer participation rates and generate internal growth from existing locations. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist.

         Operating Efficiency. We have reduced the total operating expenses of our businesses by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance, and communications. We train our operating personnel to emphasize customer service, labor efficiency, safe operations, and sales of add-on and ancillary services. Location managers are trained to implement our standardized service menu option list and high-margin service add-ons at each of our locations.

         Acquisitions. From May 1999 through December 2000, and including our merger with American Wash Services, Inc., we acquired 62 car wash facilities and five truck wash facilities through the acquisition of 17 separate businesses. Eleven car wash facilities have been divested or closed. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area.

We will acquire car washes when we can do so on advantageous terms. In evaluating potential acquisitions, we will consider: (i) our cash position and the availability of financing at favorable terms; (ii) the potential for operating cost reductions, revenue growth through advertising, and managerial efficiencies; (iii) the commercial viability and underlying real estate value of each location; (iv) the potential for geographic diversification throughout the United States; and (v) other relevant factors. At the present time, we are not in negotiations with any parties regarding potential acquisitions.

As consideration for acquisitions, we may use combinations of common stock, cash, and indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. Cash used for future acquisitions may be provided by operations, loans and the proceeds of possible future equity sales.

We did not complete any car or truck wash acquisitions in 2001, 2002, or 2003.

Security Products Segment.

         Internal Growth. The Security Products Segment designs, markets and sells the Consumer Products and the Electronic Surveillance Products. For the year ended December 31, 2003, revenues from the Consumer Products Division were $2.8 million. For the five years prior to July 14, 2003, the Company was prohibited from selling defense sprays to the law enforcement market, under a non-competition agreement with Armor Holdings, Inc. We are now selling our defense sprays in the law enforcement market under the brand name of Take Down(R). We believe that the total consumer defense spray market is approximately $10 million to $12 million in revenues a year and that the law enforcement market is approximately $3 million in revenue per year. We do not expect to be able to significantly increase our market share of the consumer defense spray market. Though the Company has only recently begun its sales efforts for the Electronic Surveillance Products Division, this division, which commenced operations in August 2002, achieved growth in revenues from $380,000 in 2002 to $2.8 million of revenues in 2003. Growth has been principally achieved through the development of an internal sales staff and increased advertising and marketing efforts in 2003.

         Operating Agreements and Acquisitions. During 2001, we did not directly market or sell the Consumer Product Division's line of personal safety and security devices. All marketing and sales were done by Mark Sport under a Management Agreement. The Management agreement expired on April 30, 2002, at which time the Company recommenced marketing efforts.

With the acquisition of certain of the assets of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices on August 12, 2002, the Company added the Electronic Surveillance Products Division to its Security Products Segment. Additionally, we acquired the assets of Vernex, a manufacturer and retailer of electronic security monitors, on September 26, 2003. At the present time we are not evaluating or seeking to make any acquisitions for the Security Products Segment. However, we would consider a Security Products Segment acquisition if one became available on advantageous terms. In evaluating potential acquisitions, we will consider: (i) our cash position and the availability of financing at favorable terms; (ii) the potential for operating cost reductions; (iii) marketing advantages by adding new products to the Mace(R) brand name; (iv) market penetration of existing products; and (v) other relevant factors.

As consideration for acquisitions, we may use combinations of common stock, cash, and indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance the cash portion of future acquisitions through funds provided by operations, loans, and the proceeds of possible future equity sales.

MARKETING

Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct-mail marketing programs and radio and television advertisements. We spend 2% to 3% of regional revenue on regional advertising campaigns. We have a diverse customer base, with no single customer accounting for five percent or more of our consolidated revenues for the fiscal year ended December 31, 2003. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

         Security Products Segment. During 2001, we did not directly market the Consumer Products Division's line of personal safety and security devices. All marketing and sales were done by Mark Sport under a Management Agreement until it expired on April 30, 2002, at which time the Company recommenced marketing efforts. The consumer products are available for purchase at mass merchant/department stores, gun shops, sporting goods stores, hardware, auto, convenience and drug stores. Each market category of the Consumer Products Division is reached through dedicated in-house sales managers, and/or through a nationwide network of manufacturers' representatives. Consumer products are also available for purchase directly through a catalog, trade publication advertising, an internet website, and promotions at industry trade shows. Mail orders, internet orders, and specialty accounts are handled directly by the Company.


Our marketing efforts for the Electronic Surveillance Products Division began in 2003. Our Electronic Surveillance Products Division contains two separate product lines which are developed for two distinct markets: professional installers who sell and install systems, and consumers who directly purchase the equipment. The professional line is sold through dealer and distributor networks which we are developing. Our consumer line is sold primarily through mass merchants and spy shops. Our marketing efforts have increased sales from $380,000 in 2002 (August through December) to $2.8 million in 2003; however, no assurance can be given that our marketing will continue to increase sales at the same rate.

PRODUCTION AND SUPPLIES

           Car and Truck Wash Segment. We do not manufacture any of the car or truck wash equipment and supplies which we use. There are numerous suppliers of the equipment and supplies required by our car and truck wash operations.

          Consumer Products Division. Substantially all of the manufacturing processes for the Consumer Products Division are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard(R) product line and MaceCash dye pack system are primarily manufactured by unrelated companies and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms, among others.

          Electronic Surveillance Products Division. Our Electronic Surveillance products are manufactured principally in Korea, China, and other foreign countries, by original equipment manufacturers ("OEM"). The Electronic Surveillance products are manufactured to our specifications, labeled, packaged, and shipped ready for sale, to our warehouse in Hollywood, Florida.

COMPETITION

          Car and Truck Wash Segment. The car care industry is a highly fragmented industry comprised of many large and small businesses. At any of our wash locations, our main competitors are privately-owned car washes which may, in many instances, be located near our car washes. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and price. We also face competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Barriers to entry in the car care industry are relatively low. Competition is always entering our existing markets from new sources not currently competing with us. We compete principally with locally-owned car wash facilities and other regional car wash chains including Wash Tub, Car Spa, and Oasis Car Wash.

          Security Products Segment. The Consumer Products Division faces intense competition in the security products consumer market. Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While we continue to offer defense spray products that we believe distinguish themselves through brandname recognition and superior product features and formulations, this division has experienced a sales decline for these products. We attribute this decline not only to the strong competition, but also to lower demand in general.

Our Electronic Surveillance Products Division faces competition from many larger companies such as Sony, Panasonic, and others. A number of these competitors have significantly greater financial, marketing, and other resources than do we. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our Electronic Surveillance Products Division.

TRADEMARKS AND PATENTS

Car and Truck Wash Business. We own a registered service mark for Super Bright(R). We have selected Super Bright(R) as our brandname for regions in which we do not have a well recognized name. During 2002, we upgraded the signage and appearance of many of our car wash facilities while branding our Pennsylvania, San Antonio, and Lubbock locations as Super Bright(R).

          Security Products Segment. Mace Security International, Inc. began marketing products in 1993 under the Mace(R) brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. We exercised this option and purchased outright the Mace(R) brand name and related trademarks (Pepper Mace(R), Chemical Mace(R), Mace . . . Just in Case(R), CS Mace(TM) and Magnum Mace(TM)). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer(R) door brace, Window Jammer(TM), Sonic Alert(TM), Safety Flasher(TM), Sport Strobe(TM), Child Safe Alarm(TM), Window Alert(TM), Motion Alert(TM), Emergency Whistle(TM), Auto Alert(TM), Screecher(R), Peppergard(R), Slam(R), Mace (Mexico)(R), Viper(R) defense spray, KinderGard(R), Zip-a-Babe(R), Hand-n-Hand(R), Safe-T-Zip(R), TG Guard(R), and Take Down(R). The TG Guard(R) Security Protection System is designed to move disruptive inmates out of an affected area without sending in correctional officers who could be harmed or taken hostage. TG Guard(R) accomplishes this with a strategic arrangement of chemical agent dispensers installed in ceiling or elevated fixtures. The system is capable of eliminating internal or external disturbances at correctional facilities and other high risk, high security facilities. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit.

In July 1998, in connection with the sale of our Law Enforcement Division, we transferred our Mace(R) brand trademark and all related trademarks, and a patent (No. 5,348,193) to our wholly-owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99 year license to use the Mace(R) brand, certain other such trademarks and the patent in the Law Enforcement Market only.

The Company is in the process of completing appropriate filings to expand the Mace(R) trademark to cover the new Electronic Surveillance products.

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

         Car and Truck Wash Segment. We are subject to various local, state, and federal laws regulating the discharge of pollutants into the environment. We believe that our operations are in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect our competitive position. Three major areas of regulation facing us are disposal of lubrication oil at our oil change centers, the compliance with all underground storage tank laws in connection with our gasoline sales, and the proper recycling and disposal of water used in our car and truck washes. We use approved waste-oil haulers to remove our oil and lubricant waste. Before acquiring a gasoline dispensing site, we investigate it to verify that any underground storage tanks are in compliance with all legal requirements. We recycle our waste water and, where we have proper permits, it is disposed of into sewage drains. Approximately 70% of the water used in the car wash is recycled at sites where a built-in reclaim system exists.

         Security Products Segment. The distribution, sale, ownership, and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. However, in most states, sales to minors are prohibited and in several states (MA, MI, NY, WI), sales of defense sprays are highly regulated. Massachusetts allows the sale of defense sprays by licensed firearm dealers only. Michigan does not allow the sale of chloroacetophenone (CN) sprays but does allow certain pepper and CS tear gas sprays which we sell to our Michigan customers. New York allows the sale of defense sprays but only by licensed firearm dealers or licensed pharmacists. Wisconsin allows the sale of pepper sprays, but they must be sold behind the counter or under glass. We have been able to sell our defense sprays within the guidelines set by state regulations. There can be no assurance, however, that broader, more severe restrictions will not be enacted that would have an adverse impact on the results of our Consumer Products Division. We believe we are in material compliance with all federal, state, and local environmental laws that affect our business.

RESEARCH AND DEVELOPMENT

     Car and Truck Wash Segment. There are no research and development expenditures within the Car and Truck Wash Segment.

         Security Products Segment. We have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. We spent approximately $5,000 and $4,000 on research and development in 2003 and 2002, respectively. Our Electronic Surveillance products have been developed by our staff in Hollywood, Florida, working in conjunction with certain OEM manufacturers. We have spent approximately $6,000 in developing the Electronic Surveillance products in each of 2003 and 2002.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include Property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated business. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $525,000 at December 31, 2003. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

All of our car and truck wash businesses are conducted in the United States. Approximately 4% or $246,000 and 6% or $150,000 of the 2003 and 2002 revenues, respectively, from our Security Products Segment were derived from customers outside of the United States. Our Electronic Surveillance products are manufactured in Korea, China, and other foreign countries. We do not believe we are currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of March 5, 2004, we had approximately 1,630 employees, of which approximately 1,576 were employed in the Car and Truck Wash Segment, 32 employed in the Security Products Segment, 18 in corporate clerical and administrative positions, and four in executive management. None of our employees is covered by a collective bargaining agreement.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward-Looking Statements"). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Our business plan poses risks for us. Our business objectives include internally developing our Electronic Surveillance Products Division and acquiring additional car washes, if we can do so under advantageous terms. To date, we have spent approximately $5.1 million in developing our Electronic Surveillance Products Division including the acquisition costs of Micro-Tech and Vernex, the purchase of our warehouse in Hollywood, Florida, and the cost of developing and purchasing inventory for our branded product line. As part of our business plan we may also develop or acquire additional car wash facilities. Our strategy involves a number of risks, including:

              i.   risks associated with growth;
              ii. risks associated with acquisitions and their integration into our Company;
              iii. risks associated with the recruitment and development of management and operating personnel; and
              iv. risks of not being able to sell the electronic surveillance products in the quantities we have ordered from OEM manufacturers.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

         Risk related to borrowings. Our borrowings as of December 31, 2003 were $31.3 million. Of the borrowings, $5.5 million is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on a consolidated level. At December 31, 2003, we were not in compliance with our consolidated debt coverage ratio related to our GMAC notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration of the notes through January 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements as of December 31, 2003. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003, including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through December 31, 2003 totaled approximately $425,000. Additional temporary and permanent cost saving measures were intiated in March of 2004, including further reductions in payroll expenses and certain operating costs, along with an increase in prices within the Car and Truck Wash Segment to enable the Company to maintain compliance with the Bank One consolidated debt coverage ratio. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt coverage ratio") of 1.1 to 1 at December 31, 2003 and in the future. As of March 11, 2004, the preliminary operating results for the quarter ended March 31, 2004 indicate that we should meet the Bank One required debt coverage ratio as of March 31, 2004; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2004. If we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.9 million and GMAC debt totaling $11.6 million recorded as long-term debt at December 31, 2003 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depend largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions on favorable terms. If we are unable to obtain renewals of our loans or refinancings on favorable terms, our ability to operate would be materially and adversely affected.

         Our operations are dependent substantially on the services of our executive officers. If we lose one or more of our executive officers and do not replace them with experienced personnel, the loss could have a material adverse effect on our business and results of operations. We do not maintain key-man life insurance policies on our executive officers. The primary terms of the employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Louis D. Paolino, Jr. and the Company have executed an employment agreement which has a term through August 12, 2006. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis. Mr. Pirollo or the Company may terminate Mr. Pirollo's employment at any time. Mr. Paolino is the Company's Chief Executive Officer; Mr. Kramer is the Company's Chief Operating Officer, General Counsel and Secretary; Mr. Krzemien is the Company's Chief Financial Officer and Treasurer; and Mr. Pirollo is the Company's Chief Accounting Officer and Corporate Controller.

         We have reported net losses. We have reported net losses and working capital deficits, and we have expended substantial funds for acquisitions, equipment, and new business development. With the adoption of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in subsequent reporting periods that will have a material impact on earnings and equity of the Company. (See also Note 3, Change in Accounting Principle in the Notes to Consolidated Financial Statements.)

         We have a limited operating history regarding our Electronic Surveillance Products Division. We recently expanded our line of security products by adding the Electronic Surveillance Products Division. We are incurring expenses to develop the new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic Surveillance Products Division that may prevent the Company from selling them profitable, including, among others: risks associated with unanticipated problems in the acquired companies; risks inherent with our management having limited experience in electronic security device product; risks relating to the size and number of competitors in the electronic security product market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; and risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry. We also expect that there will be costs related to product returns and warranties and customer support that we cannot quantify or accurately estimate until we have more experience in operating the new business.

         We may not be able to manage growth. If we succeed in growing, it will place significant burdens on our management and on our operational and other resources. We will need to attract, train, motivate, retain, and supervise our senior managers and other employees. If we are unable to do this, we will not be able to realize our business objectives.

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

         We face significant competition. The extent and kind of competition that we face varies. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and price. Because barriers to entry into the car care industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. We also face competition from outside the car care industry, such as gas stations and convenience stores that offer automated car wash services. In some cases, these competitors may have greater financial and operating resources than do we. In our car wash business, we face competition from a number of sources, including regional and national chains, gasoline stations, gasoline companies, automotive companies and specialty stores, both regional and national.

         Consumer demand for our car wash services is unpredictable. Our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. We cannot give assurance that consumer demand for car wash services will increase in the future, nor can we give assurance that consumer demand will maintain its current level.

         We must maintain our car wash equipment. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment, any car wash could become inoperable resulting in a loss of revenue. Many of our car washes have older equipment which requires frequent repair or replacement.

         We must operate our locations safely. Our Consumer Products Division and Car and Truck Wash Segment utilize harsh chemicals in their operations. Though we train our personnel in safety, there is a risk of injury to our employees.

         We face risks associated with significant insurance claims. We maintain various insurance coverages for our assets and operations. These coverages include Property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated business. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $525,000 at December 31, 2003. If our loss experience is worse than expected, our cash assessments to the captive may be increased in the future. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

         Our car and truck wash operations face governmental regulations. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

              i. transportation, storage, presence, use, disposal, and handling of hazardous materials and wastes;
              ii.  discharge of storm water; and
              iii. underground storage tanks.

If uncontrolled hazardous substances were found on our property, including leased property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

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

         Listing on the Nasdaq National Market. Our common stock is listed on the Nasdaq National Market with a bid price of $2.11 at the close of the market on March 10, 2004. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of one dollar for 30 consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

On October 2, 2002, Nasdaq advised us that our common stock failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by the Nasdaq National Market under its Marketplace Rules. Nasdaq advised us that we had 90 days to maintain a bid price of at least $1.00 for 10 consecutive business days or we would be delisted. The Company maintained a minimum bid price of at least $1.00 for 10 consecutive business days ending December 24, 2002, in part by completing a one-for-two reverse stock split on December 17, 2002. On December 30, 2002, Nasdaq advised us that we are in compliance with Market Place Rule 4450(a)(5) and are not subject to being delisted.

         Our stock price is volatile. Our common stock's market price has been volatile. Factors like fluctuations in our quarterly revenues and operating results, our acquisition program, market conditions, and economic conditions generally may impact significantly our common stock's market price. In addition, if we make an acquisition, we may agree to issue common stock that will become available for resale and may have an impact on our common stock's market price.

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

The preferred stock may be viewed as having the effect of discouraging an unsolicited attempt by another entity to acquire control of us and may therefore have an anti-takeover effect. Issuances of authorized preferred stock can be implemented, and have been implemented by some companies in recent years with voting or conversion privileges intended to make an acquisition of a company more difficult or costly. Such an issuance could discourage or limit the stockholders' participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

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

         We do not expect to pay cash dividends on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We will reinvest in our business any cash otherwise available for dividends.

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

ITEM 2.       DESCRIPTION OF PROPERTIES

Our corporate headquarters is located in Mount Laurel, New Jersey. We rent approximately 10,000 square feet of space at a current annual cost of approximately $216,000.

         Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under
Item 1. Lines of Business. The 51 car wash facilities operated by us as of December 31, 2003 are situated on sites we own or lease. We own 41 and lease 10 of our car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

                                           Type of             Number of
      Locations (1)                      Car Wash (2)          Facilities
      ------------                       ------------          ----------

      Philadelphia,    Pennsylvania    Full Service                3
      Area                             Exterior Washes             3

      Southern New Jersey Area         Full Service                1

                                       Exterior Washes             5



      Smyrna, Delaware                 Exterior Wash               1

      Phoenix, Arizona Area            Full Service                13

      Dallas, Texas Area               Full Service                8
                                       Self Serve                  1
                                       /Lube

      Austin, Texas                    Full Service                3

      Lubbock, Texas                   Full Service                3

      Sarasota, Florida Area           Full Service                6

      San Antonio, Texas               Full Service                4

(1) The majority of our locations are owned except for the following number of locations which are leased:

       (1)  Philadelphia, Pennsylvania (3)
       (2)  Smyrna, Delaware (1)
       (3)  Phoenix, Arizona Area (4)
       (4)  Dallas, Texas Area (2)

(2) Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 41 locations), oil and lubrication services (offered at 10 locations), gasoline dispensing services (offered at 19 locations), state inspection services (offered at seven locations), convenience store sales (offered at one location) and merchandise store sales (offered at 41 locations).

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes. We expect to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of our car washes are encumbered by first mortgage loans. Of the 51 car washes owned or leased by us at December 31, 2003, 26 properties secured first mortgage loans totaling $29.9 million and 25 were not encumbered.

We also own and operate five truck wash facilities. We own the buildings and equipment at each of our truck washes, and lease the land for all of our truck wash facilities except for the Amarillo, Texas land which we own and which is encumbered by debt of $313,000 at December 31, 2003.

         Security Products Segment Properties. The operations of our Consumer Products Division, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. ("Vermont Mill") at an annual cost of $110,000. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December, 2003 and President of Mark Sport. The operations of our recently acquired Electronic Surveillance Products Division are located in Hollywood, Florida. In November 2002, we purchased a 6,700 square foot building consisting of inventory warehouse space and future office space for administrative and sales functions. In October 2003, we purchased an additional 3,750 square feet of warehouse and office space adjacent to the 6,700 square foot facility. The Hollywood, Florida facility is secured by a first mortgage loan in the amount of $714,000 at December 31, 2003. Prior to purchasing the Hollywood, Florida facility, we rented 1,000 square feet of space at a rate of approximately $1,400 per month.

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

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the State of New York against LTV Networks, Inc. ("LTV") to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The counterclaims allege that the Company had agreed to lend LTV $500,000 and that LTV has been damaged in the amount of $10 million because the Company only lent $100,000 to LTV. The Company has filed a summary judgment motion which requests a judgment on the promissory note and a dismissal of the defendant's counterclaims. On August 29, 2003, LTV filed a Voluntary Petition for Chapter 11 Reorganization in the United States Bankruptcy Court, Southern District of New York (the "Petition"). The Petition had the effect of operating as a stay on the State Court proceedings. The Bankruptcy Court lifted the stay in the first quarter of 2004, enabling the Company to proceed with its summary judgment motion. Though the outcome of litigation is always uncertain, the Company currently believes that the counterclaims are without merit and intends to assert its claims in the Bankruptcy proceedings.

In October 2001, the Company was named as an additional party defendant in a suit filed by Alan Berndt and Martha Berndt in the United States District Court for the Northern District of California. The litigation alleges the Company was responsible for personal injuries arising out of Mr. Berndt's use of a Gas Launcher. This suit has been settled within the limits of our insurance coverage.

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

In July 2002, the Company and its former president, Jon Goodrich, were named as defendants in a lawsuit in the Supreme Court of New York County of the State of New York filed by Armor Holdings, et al. The suit alleges that the Company and Mr. Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company's then lines of business to the plaintiffs. The suit also alleges that the Company violated a right of first refusal on sale granted to plaintiffs when the Company entered into a Management Agreement with Mark Sport to operate the Company's Consumer Products Division. The lawsuit requests $15 million in damages. Though the outcome of litigation is always uncertain, the Company believes that all of the claims are without merit.

In December 2003, one of the Company's car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the plaintiff is entitled to damages due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The Company's subsidiary is alleged to have been negligent in hiring, retaining and supervising the employee. The Company forwarded the suit to its insurance carrier for defense. We do not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

The Company has produced documents requested in a subpoena issued in connection with an investigation being conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The subpoena requested documents and information which would identify persons who knew of two transactions involving the Company prior to Mace's public announcement of the transactions. The transactions were announced by Mace on March 29, 1999 and were consummated in July of 1999. The subpoena also requested documents relating to Mace's dealings with two investment banking firms and certain of their employees. Mace intends to fully cooperate with the United States Securities and Exchange Commission's investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company's management, none of these proceedings is material in relation to the Company's results of operations, liquidity, cash flows or financial condition.

Although the Company is not aware of any substantiated claim of permanent personal injury from its products, the Company is aware of reports of incidents in which, among other things; defense sprays have been mischievously or improperly used, in some cases by minors; have not been instantly effective; or have been ineffective against enraged or intoxicated individuals.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals and waste. The Company believes that it complies, in all material respects, with all applicable laws relating to its business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Mace Security International, Inc. was held on December 19, 2003. The following proposals were submitted to a vote:

(i) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to implement staggered director terms;

(ii) to approve for election of two Directors; for (a) one year term, if proposal (i) is not approved or (b) staggered terms by class of Directors;

(iii) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to provide for the filling of any vacancies or new positions on the Board of Directors by a majority of the remaining directors;

(iv) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to provide procedures that stockholders must follow in order to nominate directors;

(v) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to provide that the amendment, repeal or adoption of any provision inconsistent with Proposals (i),(iii),(iv) or (v) only occur on the affirmative vote of at least two-thirds (2/3) of the outstanding shares of the common stock;

(vi) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to decrease authorized shares;

(vii) to approve an amendment of the Mace Amended and Restated Certificate of Incorporation to provide notice of stockholder proposals; and

(viii) to ratify the Board's appointment of Grant Thornton LLP as Mace's independent auditors for fiscal year 2003.

Proposals (ii) and (viii) were adopted by the shareholders. The voting was as follows:



Directors:                                  Votes For         Votes Against       Abstentions         Broker Non-Votes

Louis D. Paolino, Jr.                     7,716,277             3,709,522              -                      -
Mark S. Alsentzer                         7,653,627             3,772,172              -                      -
Matthew J. Paolino                        7,716,277             3,709,522              -                      -
Constantine N. Papadakis, Ph.D            7,716,327             3,709,472              -                      -
Burton Segal                              7,688,477             3,737,322              -                      -



Approve and adopt the amendment
of the Mace Amended and Restated
Certificate of Incorporation to
implement staggered director terms         3,807,869              4,226,650            1,525                   3,389,755

Approve and adopt the amendment of the
Mace Amended and Restated Certificate of
Incorporation to provide for the filling
of any vacancies or new positions on
the Board of Directors by a majority
of the remaining directors                 3,719,006              4,314,913            2,125                   3,389,755

Approve and adopt the amendment of the
Mace Amended and Restated Certificate of
Incorporation to provide procedures that
stockholders must follow in order to
nominate directors                         3,774,670              4,220,025           41,349                   3,389,755


Approve and adopt the amendment of the
Mace Amended and Restated Certificate of
Incorporation to provide that the
amendment, repeal or adoption of any
provision inconsistent with Proposal
(i),(iii),(iv) or (v) only occur on the
affirmative vote of at least two-thirds
(2/3) of the outstanding shares of the
common stock                              3,775,895              4,258,174            1,975                    3,389,755


Approve and adopt amendment of the
Mace Amended and Restated
Certificate of Incorporation
to decrease authorized shares              5,243,578              2,790,841            1,625                   3,389,755


Approve and adopt amendment of the
Mace Amended and Restated
Certificate of Incorporation to provide
notice of the stockholder proposals        3,812,219              4,222,150            1,675                   3,389,755

Ratify appointment of Grant
Thornton LLP                               9,088,357              2,334,917            2,525                      -



Executive Officers of the Registrant

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

There are no family relationships between any of the executive officers of the Company. The following table sets forth information regarding of our executive officers.



        Name                                                Age                          Position

        Louis D. Paolino, Jr.............................    47       Chairman of the Board, President, and Chief
                                                                          Executive Officer
        Robert M. Kramer.................................    51       Executive Vice President, Chief Operating Officer,
                                                                          General Counsel, and Secretary
        Gregory M. Krzemien..............................    44       Chief Financial Officer and Treasurer

        Ronald R. Pirollo................................    45       Chief Accounting Officer and Corporate Controller



Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 47 years old.

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer since July 2000. Mr. Kramer also served as a director of the company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania, and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University. Mr. Kramer is 51 years old.

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 44 years old.

Ronald R. Pirollo has served as Chief Accounting Officer and Corporate Controller of the Company since May 1999. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting and an MBA from Villanova University. Mr. Pirollo is 45 years old.

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

                                                        HIGH             LOW

Year Ended December 31, 2002
         First Quarter...........                      $2.88            $1.26
         Second Quarter..........                       2.58             1.82
         Third Quarter...........                       2.18             1.50
         Fourth Quarter..........                       3.00             1.00
Year Ended December 31, 2003
         First Quarter...........                      $2.04            $0.88
         Second Quarter..........                       1.73             1.02
         Third Quarter...........                       2.06             1.25
         Fourth Quarter..........                       2.62             1.55
Year Ended December 31, 2004
         First Quarter...........                      $2.29            $1.81
              (through March 10, 2004)

The closing price for our common stock on March 10, 2004 was $2.11. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, non-affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain

Beneficial Owners and Management.

As of March 10, 2004, we had 192 stockholders of record and approximately 1,342 beneficial owners of our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

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



Statement of Operations Data:                                                  Year ended December 31,
                                                         -------------------------------------------------------------------
                                                            2003          2002           2001          2000          1999
                                                            ====          ====           ====          ====          ====

                                                                       (In thousands, except share information)

Revenues:

  Car wash and detailing services                          $  35,655    $   36,696     $   39,859    $   37,812    $   17,073
  Lube and other automotive services                           4,147         4,219          4,487         4,869         2,693
  Fuel and merchandise sales                                   3,613         3,217          3,638         5,061         2,092
  Security products sales                                      5,581         2,498              -             -         3,435
  Operating agreements                                             -            80            240           261           463
                                                              ------        ------         ------        ------        ------
                                                              48,996        46,710         48,224        48,003        25,756
Cost of revenues:
  Car wash and detailing services                             25,983        25,674         27,417        26,856        11,137
  Lube and other automotive services                           3,188         3,301          3,446         3,789         1,992
  Fuel and merchandise sales                                   3,156         2,802          3,234         4,472         1,708
  Security products sales                                      3,485         1,523              -             -         1,818
                                                              ------        ------         ------        ------        ------
                                                              35,812        33,300         34,097        35,117        16,655

Selling, general and administrative expenses                   9,486         8,432          7,366         7,303         5,753
Depreciation and amortization                                  1,958         1,953          2,813         2,467         1,096
Costs of terminated acquisitions                                   -            57            135           580             -
Merger costs                                                       -             -              -             -         1,875
Restructuring, asset impairment and change in control
charges                                                        3,798         1,165              -           138         1,519
                                                              ------        ------         ------        ------        ------

Operating (loss) income                                      (2,058)         1,803          3,813         2,398       (1,142)

Interest expense, net                                        (1,963)       (2,219)        (2,885)       (3,013)       (1,033)
Other income                                                     438           327            514           408           205
(Loss) income from continuing operations before income        ------        ------         ------        ------        ------
taxes                                                        (3,583)          (89)          1,442         (207)       (1,970)

Income tax (benefit) expense                                    (50)          (32)            534          (66)         (619)
                                                              ------        ------         ------        ------        ------
(Loss) income from continuing operations                     (3,533)          (57)            908         (141)       (1,351)

Discontinued Operations:
  (Loss) gain from discontinued operations, net of
     applicable income taxes                                       -             -              -         (265)            91
  Gain on disposal of ICS, net of applicable income tax            -             -              -           724             -
  expense                                                     ------        ------         ------        ------        ------

(Loss) income before cumulative effect of change in
 accounting principle                                        (3,533)          (57)            908           318       (1,260)
Cumulative effect of change in accounting principle,
 net of tax benefit of $2,188                                      -       (5,733)              -             -             -
                                                              ------        ------         ------        ------        ------
Net (loss) income                                        $   (3,533)   $   (5,790)    $       908   $       318    $   (1,260)
                                                         ============  ============   ============  ============  ============

Basic (loss) income per share
  From continuing operations                             $  (0.28)     $       -      $     0.07    $    (0.01)   $    (0.20)
  From discontinued operations                                  -              -              -           0.04          0.01
  (Loss) income before cumulative effect of change in       (0.28)             -            0.07          0.03         (0.19)
  accounting principle
  Cumulative effect of change in accounting principle           -           (0.46)            -             -             -
                                                            ------          ------         ------        ------        ------
  Net (loss) income                                      $  (0.28)     $    (0.46)    $     0.07    $     0.03    $    (0.19)
                                                         ============  ============   ============  ============  ============

Weighted average number of shares outstanding             12,414,816    12,630,964     12,724,282    12,238,421     6,579,577
                                                         ============  ============   ============  ============  ============

Diluted (loss) income per share
  From continuing operations                             $  (0.28)     $       -      $     0.07    $   (0.01)    $   (0.20)
  From discontinued operations                                  -              -              -           0.04          0.01
  (Loss) income before cumulative effect of change in         ------        ------         ------        ------        ------
   accounting principle                                     (0.28)             -            0.07          0.03        (0.19)
  Cumulative effect of change in accounting principle           -          (0.46)             -             -            -
                                                              ------        ------         ------        ------        ------
  Net (loss) income                                      $  (0.28)     $    (0.46)    $     0.07    $     0.03    $    (0.19)
                                                         ============  ============   ============  ============  ============
                                                              ------         ------         ------        ------        ------
Weighted average number of shares outstanding             12,414,816    12,630,964     12,742,122    12,238,421     6,579,577
                                                         ============  ============   ============  ============  ============




                                                                               Year ended December 31,
                                                            2003          2002          2001          2000           1999
                                                                                   (In thousands)

  Balance Sheet Data (at end of period):

  Working capital (deficit)                             $   270        $   (2,210)   $    4,809    $   (1,003)    $   (1,403)
  Intangible assets, net                                $11,614        $   14,389    $   21,132    $   22,024     $   21,752
  Total assets                                          $90,602        $   96,288    $  104,670    $  106,131     $   98,115
  Long-term debt, including current maturities          $31,286        $   33,312    $   34,349    $   36,685     $   32,784
  Stockholders' equity                                  $54,212        $   57,669    $   63,856    $   62,877     $   56,568




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2003, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

The following discussion includes Forward-Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed under Description of Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements included in Item 1 of this report.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are described below.

Revenue Recognition

Revenues from the Company's Car and Truck Wash Segment are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates per the car washes' point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Revenues from the Company's Security Products Segment are recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges are included in revenues and cost of goods sold.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management's current opinion will not be consummated.

Deferred Revenue

The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and tracking of redemption rates per the car washes' point- of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.


Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a reporting unit basis using undiscounted after-tax estimated cash flows or on an individual asset basis if the asset is held for sale. See Note 17 of the Notes to Consolidated Financial Statements for information regarding impairment charges incurred with respect to one full service car wash site in our Texas region and two car wash sites in our Arizona region.

Goodwill

Prior to 2002, goodwill was amortized on a straight-line basis over 25 years.

On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, and as required, discontinued amortization of goodwill acquired prior to July 1, 2001. Additionally, SFAS 142 required that, within six months of adoption, the first phase of the goodwill transitional impairment testing be completed at the reporting unit level as of the date of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The transitional impairment testing was completed during the third quarter of 2002 and as of January 1, 2002 (See Note 3 of the Notes to Consolidated Financial Statements).

In accordance with SFAS 142, the Company also completed annual impairment tests as of November 30, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3 of the Notes to Consolidated Financial Statements). The Company cannot guarantee that there will not be impairments in subsequent years.

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

Introduction

Revenues

     Car and Truck Wash Services

We own full service, exterior only and self-service car wash operations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2003 for the Car and Truck Wash Segment were comprised of approximately 82% car wash and detailing, 10% lube and other automotive services, and 8% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can have and has had a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations mitigates the risk of adverse weather-related influence on our volume.

     Security Products

During 2001, and for the first four months of 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company through December, 2003, operated the Security Products Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Products Segment. Prior to the acquisition of the assets and operations of Micro-Tech, the Company operated its Security Products Segment solely as the Consumer Products Division. The Company's Consumer Products operations manufacture and market personal safety, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company's car care facilities.

With the acquisition on August 12, 2002 of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, the Company added an additional division, the Electronic Surveillance Products Division, to its Security Products Segment. The Company has added security cameras, closed-circuit monitors, digital video recording devices and related electronic security components to its line of well-known personal security products. The Company is purchasing these items for resale from OEM manufacturers.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security Products

During 2001, and for the first four months of 2002, the Security Products Segment was operated under a Management Agreement by Mark Sport. Accordingly, during that time, no costs were incurred by the Company. Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. Product return and warranty costs related to the electronic security surveillance product business have been minimal in that the majority of customer product warranty claims are reimbursed by the manufacturer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and costs relating to marketing and sales.

We capitalize direct incremental costs associated with acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures relating to proposed acquisitions that will not be consumated.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to 15 years, using the straight-line method. In 2001, goodwill was amortized using the straight-line method over 25 years. With the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and certain intangible assets, namely trademarks and service marks, determined to have indefinite useful lives, thereby eliminating approximately $900,000 in annual amortization expense.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. At December 31, 2003, there were no costs related directly to proposed acquisitions that were not yet consummated. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

 Goodwill and Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site's carrying value. The Company closed the facility effective September 30, 2003. We continue to market the remaining two sites for sale and have written down these two assets to their estimated fair market values.

In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather and a slower economy.

Other Income

Other income consists largely of rental income received from renting out excess space at our car wash facilities, along with gains and losses on the sale of property and equipment.

Income Taxes

Income tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of a change in accounting principle at effective rates of approximately 1%, 36% and 37% for the years ended December 31, 2003, 2002, and 2001, respectively. In 2003, no income tax benefit was recorded for the Northeast region reporting unit impairment of approximately $3.4 million due to the non-deductibility of the related goodwill.

In 2002, the income tax benefit related to the cumulative effect of change in accounting principle was recorded at an effective tax rate of 36% for the impairments in the Arizona and Truck Wash reporting units. No income tax benefit was recorded for the Northeast region reporting unit's impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments, and changes to the valuation allowance.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2003

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:



                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                     2003              2002            2001
                                                                                     ----              ----            ----

 Revenues                                                                          100.0%            100.0%          100.0%
 Cost of revenues                                                                    73.1              71.3            70.7
 Selling, general and administrative expenses                                        19.4              18.0            15.3
 Depreciation and amortization                                                        4.0               4.2             5.8
 Costs of terminated acquisitions                                                       -               0.1             0.3
 Goodwill and asset impairment charges                                                7.7               2.5               -
                                                                                   ------            ------          ------
 Operating (loss) income                                                            (4.2)               3.9             7.9
 Interest expense, net                                                              (4.0)             (4.8)           (6.0)
 Other income                                                                         0.9               0.7             1.1
                                                                                   ------            ------          ------
 (Loss) income from continuing operations before income taxes                       (7.3)             (0.2)             3.0
 Income tax (benefit) expense                                                       (0.1)             (0.1)             1.1
                                                                                   ------            ------          ------
 (Loss) income before cumulative effect of change in accounting principle           (7.2)             (0.1)             1.9
 Cumulative effect of change in accounting principle, net of tax benefit                -            (12.3)               -
                                                                                   ------            ------          ------
 Net (loss) income                                                                 (7.2)%           (12.4)%            1.9%
                                                                                   ======           =======          ======



Revenues

   Car and Truck Wash Services

Revenues for the year ended December 31, 2003 were $43.4 million as compared to $44.1 million for the year ended December 31, 2002, a decrease of $0.7 million or 1.6%. Of the $43.4 million of revenues for the year ended December 31, 2003, $35.7 million or 82% was generated from car wash and detailing, $4.1 million or 10% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. Of the $44.1 million of revenues for the year ended December 31, 2002, $36.7 million or 83% was generated from car wash and detailing, $4.2 million or 10% from lube and other automotive services, and $3.2 million or 7% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of three of our car wash locations and a lube facility during 2003; the temporary closure of a car wash location in Arizona due to fire damage; a departure from historic revenue levels within the Northeast region due to several significant snow storms in the first quarter of 2003, an increase in inclement weather, particularly on weekends, within the Texas region and the impact of a slower economy. Overall car wash volumes declined 6.9% in 2003 from 2002, including 1.8% from the closing or divesting of the three car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.52 in 2003, from $13.89 in 2002. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is the result of more aggressive pricing on fuel to attract traffic into our car wash facilities and the addition of higher quality merchandise in our car wash lobbies.

Revenues for the year ended December 31, 2002 were $44.1 million as compared to $48.0 million for the year ended December 31, 2001, a decrease of $3.9 million or 8.1%. Of the $44.1 million of revenues for the year ended December 31, 2002, $36.7 million or 83% was generated from car wash and detailing, $4.2 million or 10% from lube and other automotive services, and $3.2 million or 7% from fuel and merchandise sales. Of the $48.0 million of revenues for the year ended December 31, 2001, $39.9 million or 83% was generated from car wash and detailing, $4.5 million or 9% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow and pollen in the first six months of 2002 and increased rainfall in the quarter ending December 31, 2002. The Company also experienced more challenging weather within its Texas region for the quarters ended September 30 and December 31, 2002. Car wash volume declined 8.4% in 2002 from 2001. In addition to these declines in volume, the Company experienced a slight reduction in average wash and detailing revenues per car to $13.89 in 2002, from $13.90 per car in 2001. Despite management's continued focus on aggressively selling detailing and additional on-line car wash services, more aggressive coupon and discount promotions to encourage volume reduced the average revenue per car. As to the decline in revenues from lube and other automotive services, we discontinued the practice of providing a free wash to lube customers, resulting in decreased lube revenues but benefitting our overall site gross margin performance. The decline in fuel and merchandise revenues was the result of instituting certain minimum gross margin criteria which reduced fuel sales and the sale of certain low margin merchandise.

   Security Products

Pursuant to a Management Agreement, we earned $80,000 in 2002 and $240,000 in 2001. These amounts are included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Products Segment. Revenues for the Consumer Products Division were approximately $2.8 million and $2.1 million in 2003 and 2002, respectively. Additionally, in August 2002, the Company purchased the inventory and certain assets and operations of Micro-Tech, an electronic surveillance and security device business. Revenues for this business unit were approximately $2.8 million and $380,000 in 2003 and 2002, respectively.

Cost of Revenues

   Car and Truck Wash Services

Cost of revenues for the year ended December 31, 2003 were $32.3 million or 74% of revenues with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the year ended December 31, 2002 were $31.8 million, or 72% of revenues with car wash and detailing costs at 70% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues.

In 2003, the Company experienced a deterioration in wash and detailing operating margins largely due to the decrease in wash volume of 6.9% as compared to the prior year, combined with increased insurance premiums and related claim costs, lease termination costs related to an underperforming car wash property closed in 2003, and an increase in labor costs as a percent of revenues of approximately two percentage points. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs, repairs and maintenance costs and certain other operating expenses.

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

With only a slight decrease in average wash and detailing revenues per car in 2002 and our continued emphasis on controlling direct labor and other operating costs such as wash and detailing chemicals and supplies, car damages, uniform expense, and repairs and maintenance costs, we experienced only a one percentage point reduction in wash and detailing gross margins in 2002 despite the 8.4% volume decline previously noted. We also experienced a slight increase in our direct wash and detailing labor costs as a percent of car wash and detail revenues to 48% in 2002 as compared to 47% in 2001 as a result of the volume decline.


   Security Products

During 2001 and for the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. Cost of revenues were $3.5 million or 62% of revenues and $1.5 million or 61% of revenues for 2003 and 2002, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $9.5 million compared to $8.4 million for the same period in 2002, an increase of approximately $1.1 million or 13%. SG&A costs as a percent of revenues were 19.4% for 2003 as compared to 18.1% in 2002. The increase in SG&A costs is primarily the result of recommencing operation of the Security Products Segment in May 2002, which along with the growth in the Electronic Surveillance Products Division added a combined $1.2 million of SG&A costs in 2003. The Company also incurred approximately $168,000 of legal fees through December 31, 2003 related to the investigation being conducted by the United States Securities and Exchange Commission. These increases in costs were partially offset by certain temporary and permanent cost saving measures initiated in March of 2003, including reductions in payroll and related benefit costs.

Selling, general and administrative expenses for the year ended December 31, 2002 were $8.4 million compared to $7.4 million for the same period in 2001, an increase of approximately $1.0 million or 14%. SG&A costs as a percent of revenues were 18.0% for 2002 as compared to 15.3% in 2001. The increase in SG&A costs was primarily the result of recommencing operation of the Security Products Segment in May 2002, which, along with the acquisition of the assets and operations of Micro-Tech, added a combined $0.9 million of SG&A costs in 2002. We also experienced an increase in certain credit card and bank charges and a significant increase in insurance costs. These increases were partially offset by a decrease in administrative salaries and certain office costs.


Depreciation and Amortization

Depreciation and amortization totaled $2.0 million for the year ended December 31, 2003 and December 31, 2002.

Depreciation and amortization totaled $2.0 million for the year ended December 31, 2002 as compared to $2.8 million for 2001. This decrease was primarily attributable to the adoption of SFAS 142 on January 1, 2002, under which the Company no longer amortizes goodwill and other intangible assets determined to have indefinite useful lives. This decrease of approximately $900,000 in amortization costs was partially offset by increased depreciation expense as a result of recent property and equipment purchases and recommencing operation of the Security Products Segment in May 2002.


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

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held, and used and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site's carrying value. The Company closed the facility effective September 30, 2003. We continue to market the remaining two sites for sale and have written down these two assets to their estimated fair market values.

In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather and a slower economy.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2003, was $2.0 million compared to $2.2 million for 2002. This decrease in our interest expense was the result of a decrease in interest rates on approximately 50% of our long-term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Interest expense, net of interest income, for the year ended December 31, 2002, was $2.2 million compared to $2.9 million for 2001. This decrease in our interest expense was the result of a decrease in interest rates on approximately 50% of our long-term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for 2003 was $438,000 compared to $327,000 for 2002. Included in 2003 is a $107,000 gain on the sale of a car wash facility in our Northeast region.

Other income for 2002 was $327,000 compared to $514,000 for 2001. The primary reason for the decrease was that the 2001 figure included a $216,000 gain on the sale of a car wash facility in August of 2001.

Income Taxes

We recorded income tax (benefit) expense of $(50,000), $(32,000), and $534,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Income tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of change in accounting principle at effective rates of approximately 1%, 36%, and 37% for the years ended December 31, 2003, 2002, and 2001, respectively. In 2003, no income tax benefit was recorded on the Northeast region reporting unit goodwill impairment of approximately $3.4 million due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

In 2002, we recorded an income tax benefit related to the cumulative effect of a change in accounting principle of approximately $2.2 million which reflects an effective rate of 36% for the impairment in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast region reporting unit goodwill impairment due to the non-deductibility of the goodwill.

At December 31, 2003, we had approximately $21.0 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $19.8 million from continuing operations and $1.2 million from acquired net operating losses attributable to the acquisition of Colonial Full Service Car Wash, Inc.

Liquidity and Capital Resources

   Liquidity

Cash and cash equivalents were $3.4 million at December 31, 2003. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 37% at December 31, 2003, 37% at December 31, 2002, and 35% at December 31, 2001.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic surveillance products business, and for equipment purchases and upgrades for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company's stock improves.

As of December 31, 2003, we had working capital of approximately $270,000. At December 31, 2002, working capital was a negative $2.2 million, including cash and cash equivalents of $6.2 million. The change in working capital at December 31, 2003 is primarily attributable to renewal and reclassification to non-current liabilities of approximately $6.4 million of 15-year amortizing loans with our current lender. This was partially offset by reclassification to current liabilities of approximately $3.2 million of additional loans due and up for renewal in June through October, 2004. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of the above mentioned loans in 2003 totaling $6.4 million for a five year renewal period, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $500,000 for the year ending December 31, 2004. In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. In October 2003, we purchased additional warehouse and office space adjacent to the original facility. We financed a portion of the $885,000 total purchase price of our facility with a long-term mortgage of approximately $728,000. Additionally, we have spent approximately $4.2 million to date in developing our Electronic Surveillance Products Division, including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. We will continue to expend significant cash for the purchasing of inventory as we introduce new electronic surveillance products in the future.


   Debt Capitalization and Other Financing Arrangements

At December 31, 2003, we had borrowings of approximately $31.3 million. We had three letters of credit outstanding at December 31, 2003, totaling $825,000 as collateral relating to workers' compensation insurance policies. We maintain a revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on a consolidated level. At December 31, 2003, we were not in compliance with our consolidated debt coverage ratio related to our GMAC notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration of the notes through January 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements as of December 31, 2003. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003, including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through December 31, 2003 totaled approximately $425,000. Additional temporary and permanent cost saving measures were intiated in March of 2004, including further reductions in payroll expenses and certain operating costs, along with an increase in prices within the Car and Truck Wash Segment to enable the Company to maintain compliance with the Bank One consolidated debt coverage ratio. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service ( collectively " the debt coverage ratio") of 1.1 to 1 at December 31, 2003 and in the future. As of March 11, 2004, the preliminary operating results for the quarter ended March 31, 2004 indicate that we should meet the Bank One required debt coverage ratio as of March 31, 2004; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2004. If we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.9 million and GMAC debt totaling $11.6 million recorded as long-term debt at December 31, 2003 would become due on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. Although the Company believes that it would be successful in resolving potential non-compliance with its debt covenants, or refinancing its current debt, there can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions on favorable terms. If we are unable to obtain renewals of our loans or refinancings on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for a proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows: 2004 - $1.3 million; 2005 - $1.0 million; 2006
- $616,000; 2007 - $501,000; 2008 - $369,000; and thereafter - $1.1 million.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2003 (in thousands):



                                                                        Payments Due By Period
                                          ---------------------------------------------------------------------------------
Contractual Obligations                       Total             2004           2005 - 2006       2007 - 2008    Thereafter
-----------------------                   -------------     -------------      -------------    -------------   ------------
Long-term debt, including capital         $      31,286     $       5,520      $      4,935     $     11,273    $      9,558
leases
Minimum operating lease payments                  4,853             1,280             1,582              870           1,121
                                          -------------     -------------      -------------    -------------   ------------
                                          $      36,139     $       6,800      $      6,517     $     12,143    $     10,679
                                          =============     =============      ============     ============    ============

                                                                     Amounts Expiring Per Period


Other Commercial Commitments                  Total             2004           2005 - 2006      2007 - 2008      Thereafter
-----------------------                   -------------     -------------      -------------    -------------   ------------

Line of Credit                            $         500     $         500 (1)  $         -      $         -     $         -

Standby Letters of Credit                           825               825                -                -               -
                                          -------------     -------------      -------------    -------------   ------------
                                          $       1,325     $       1,325      $         -      $         -     $         -
                                          =============     =============      =============    =============   =============



(1) There were no borrowings outstanding under the Company's line of credit at December 31, 2002 or 2003.

On April 5, 2000, we executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $12 million. The master facility agreement expired on February 20, 2003. The first equity purchase agreement was executed by Fusion on April 17, 2000. Proceeds from purchased shares through December 31, 2001 totaled approximately $1.3 million. There were no purchased shares in 2002 or 2003.

   Cash Flows

Operating Activities. Net cash provided by operating activities totaled $137,000 for the year ended December 31, 2003. Cash provided by operating activities in 2003 was impacted by working capital used for the expansion of the new Electronic Surveillance Products Division and the effect of increased inclement weather, especially in the Northeast and Texas regions, along with the impact of a slower economy.

Investing Activities. Cash used in investing activities totaled $569,000 for the year ended December 31, 2003. The use of cash in 2003 reflects $1.1 million for capital expenditures, including $873,000 relating to ongoing car care operations and $234,000 for the expansion of the new Electronic Surveillance Products Division. These expenditures were offset partially by $598,000 of cash proceeds from the sale of a car wash facility in our Northeast region.

Financing Activities. Cash used in financing activities was $2.3 million for the year ended December 31, 2003. This reflects routine principal payments on debt of $2.4 million, proceeds from the issuance of stock under the Company's stock option plans of $40,000, and $14,000 for the purchase and retirement of shares of our common stock.

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

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. Therefore, a one percent increase in the prime rate would not have a material effect on the fair value of our variable rate debt at December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent certified public accountants and Consolidated Financial Statements are included in Part III, ITEM 15 of this Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2000, we selected the international accounting firm of Grant Thornton LLP to serve as our new independent accountants for the audit of the Company's Consolidated Financial Statements for the year ended December 31, 1999. The appointment of Grant Thornton LLP as continuing auditors for the years ended December 31, 2001, 2002 and 2003 were approved by our Board of Directors and ratified by our Stockholders at the Company's Annual Meetings.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's periodic filings with The Securities and Exchange Commission. In addition, management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                       Name                         Age       Position

 Louis D. Paolino, Jr........................          47     Chairman of the Board, President, and Chief Executive
                                                              Officer
 Robert M. Kramer............................          51     Chief Operating Officer, Executive Vice President, General
                                                              Counsel and Secretary
 Gregory M. Krzemien.........................          44     Chief Financial Officer and Treasurer
 Ronald R. Pirollo...........................          45     Chief Accounting Officer and Corporate Controller
 Matthew J. Paolino..........................          39     Director, Vice President
 Mark S. Alsentzer...........................          48     Director
 Constantine N. Papadakis, Ph.D. . . . . . . . .       58     Director
 Burton Segal. . . . . . . . . . . . . . . . . .       60     Director


All of the Mace's directors serve for terms of one year each until their successors are elected and qualified.

Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is 47 years old.

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer since July 2000. Mr. Kramer also served as a director of the Company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C., a law firm which consisted of three lawyers. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School. Mr. Kramer is 51 years old.

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant. Mr. Krzemien is 44 years old.

Ronald R. Pirollo has served as Chief Accounting Officer and Corporate Controller of the Company since May 1999. Mr. Pirollo served as Vice President and Corporate Controller of Eastern Environmental Services, Inc. from July 1997 to June 1999. Prior thereto, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President - Finance. Mr. Pirollo received a B.S. degree in Accounting and an MBA from Villanova University. Mr. Pirollo is 45 years old.

Matthew J. Paolino has served as a director and as a Vice President of the Company since May 1999. From 1996 to December 1998, Mr. Paolino served as a director of Eastern Environmental Services, Inc. as well as Vice President of Risk Management, Asset Management and Special Waste Divisions of Eastern Environmental Services, Inc. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by Eastern in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from the Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman, President and Chief Executive Officer of the Company. Mr. Paolino is 39 years old.

Mark S. Alsentzer has served as a director of the Company since December 1999. From December 1996 through the present, Mr. Alsentzer has been President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also serves as a director, and since January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. Mr. Alsentzer is 48 years old.

Constantine N. Papadakis, Ph.D. has served as a director of the Company since May 1999. From 1995 through the present, Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of the Philadelphia Stock Exchange. Dr. Papadakis is 58 years old.

Burton Segal has served as a director of the Company since December 2003. From 1973 through the present, Mr. Segal has been a Principal in the Accounting firm of Burton Segal & Co., Certified Public Accountants.

Audit Committee Financial Expert

The Board of Directors has determined that Burton Segal, the Chairman of the Company's Audit Committee, is an audit committee financial expert as defined by
Item 401(h) of Regulation S-K of the Exchange Act.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Burton Segal, Chairman, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

Code of Ethics and Corporate Governance

The Company has adopted a Code of Ethics and Business Conduct for directors, officers (including the chief executive officer, chief financial officer, and chief accounting officer) and employees. The Code of Ethics and Business Conduct is posted on our website at www.mace.com.

The Board of Directors adopted Corporate Governance Guidelines. Stockholders are encouraged to review the Corporate Governance Guidelines at our website www.mace.com for information concerning the Company's governance practices. Copies of the charters of the committees of the Board are also available on the Company's website.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Mace's directors and executive officers, as well as persons beneficially owning more than 10% of Mace's outstanding shares of common stock and certain other holders of such shares (collectively, "Covered Persons"), to file with the Commission and the NASDAQ Stock Market (the "NASDAQ"), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2003 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace's Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended December 31, 2003.



                        SUMMARY COMPENSATION TABLE(1)
------------------------------------------------------------------------------
                                                                               Long-Term
                                                                              Compensation
                                Fiscal Year                                      Awards
NAME AND                           ended          Annual    Compensation       Securities
PRINCIPAL POSITIONS            December 31,       Salary    Bonus             Underlying
                                                                              Options (#)
------------------------------------------------------------------------------------------
Louis D. Paolino, Jr.
President, Chief Executive              2003    $315,077      -               150,000
 Officer and Chairman of the            2002    $320,000      -                87,500
 Board                                  2001    $320,000      -                    -
------------------------------------------------------------------------------------------

Robert M. Kramer
     Executive Vice President,
     Chief Operating Officer,           2003   $155,692       -               150,000
     General Counsel and                2002   $151,202       -                37,500
      Secretary                         2001   $137,500       -                50,000
------------------------------------------------------------------------------------------

Gregory M. Krzemien                     2003   $135,492       -               150,000
Chief Financial Officer and             2002   $131,596       -                37,500
 Treasurer                              2001   $121,000       -                50,000
------------------------------------------------------------------------------------------

Ronald R. Pirollo
        Chief Accounting
         Officer                        2003   $118,427       -              100,000
        and Corporate                   2002   $117,615       -               15,000
         Controller                     2001   $112,500       -               30,000
------------------------------------------------------------------------------------------



(1) The columns captioned "Annual Compensation - Other Annual Compensation," "Long-Term Compensation - Restricted Stock Awards," "LTIP Payouts," and "All Other Compensation" have been omitted because, in the first case, none of the Named Executive Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because the Company (i) made no restricted stock awards, (ii) maintained no long-term incentive plan, and (iii) paid no other compensation to the Named Executive Officers, in each case during the three fiscal years ended December 31, 2003. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.


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

Equity Compensation Plan Information

Stock options are issued periodically to employees at an exercise price of no less than the then current market price of the Common Stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued periodically to members of the Board of Directors. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the Stock Option Plan, which has been approved by the stockholders of the Company, is to provide a means of performance-based compensation in order to provide incentive for the Company's employees. Warrants have been issued in connection with the purchase of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors of the Company. Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company's Stock Option Plan and warrants as of December 31, 2003.


                                                                            (c)
                                                                   Number of securities
                                   (a)                 (b)          remaining available
                           Number of securities Weighted average    for future issuance
                            to be issued upon    exercise price        under equity
                               exercise of       of outstanding     compensation plans
Plan Category                  outstanding          options,       (excluding securities
                            options, warrants     warrants and      reflected in column
                                and rights            rights                (a))
-----------------------------------------------------------------------------------------

Equity compensation plans
 approved by stockholders            2,590,015             $3.92               5,586,237
-----------------------------------------------------------------------------------------

Equity compensation plans
 not approved by
 stockholders                          274,550             $9.11                     N/A
-----------------------------------------------------------------------------------------



Option and Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003.




                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                               (Individual Grants)

                                        % of Total                                   Potential
                            Number of     Options                                    Realizable
                             Securities Granted to                                    Value at
                             Underlying  Employees    Exercise                      Assumed Rates
                              Options    in Fiscal     Price       Expiration         of Stock
Name                        Granted (2)   Year (1)       Per          Date             Price
                                                       Share                        Appreciation
                                                                                         for
                                                                                   Option Term
                                                                                 5%          10%
-------------------------------------------------------------------------------------------------

Louis D. Paolino, Jr.          150,000         19.0%    $1.32        7/14/13  $124,521  $315,000
-------------------------------------------------------------------------------------------------

Gregory M. Krzemien            150,000         19.0%    $1.32        7/14/13  $124,521  $315,000
-------------------------------------------------------------------------------------------------

Robert M. Kramer               150,000         19.0%    $1.32        7/14/13  $124,521  $315,000
-------------------------------------------------------------------------------------------------

Ronald R. Pirollo              100,000         12.6%    $1.69       11/14/13  $106,000  $269,000
-------------------------------------------------------------------------------------------------

(1) The Company granted options and warrants to employees to purchase a total of 791,000 shares of common stock during the fiscal year ended December 31, 2003. All of these grants were made at fair market value.

(2) Options vest at the rate of 1/3 at date of grant, 1/3 on the six-month anniversary date from date of grant, and 1/3 on the one-year anniversary date from the date of the grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2003, including the number and value of exercisable and unexercisable stock options as of December 31, 2003. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2003. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company's common stock on December 31, 2003 was $2.09 per share.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                             Number of Securities
                                 Underlying                     Value of Unexercised
                             Unexercised Options                    In-the-money
                            at Fiscal Year End 2003         Options/SARs at Year End 2003
-------------------------------------------------------------------------------------------
Name                     Exercisable       Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------

Louis D. Paolino,
 Jr.                           113,334             129,166     $38,500             $77,000
-------------------------------------------------------------------------------------------
Gregory M. Krzemien            187,500             112,500     $74,250             $77,000
-------------------------------------------------------------------------------------------
Robert M. Kramer               230,000             112,500     $74,250             $77,000
-------------------------------------------------------------------------------------------
Ronald R. Pirollo              103,334              71,666     $34,784             $26,666
-------------------------------------------------------------------------------------------




Employment Agreements

Louis D. Paolino, Jr., Employment Agreement

Mace currently employs Louis D. Paolino, Jr., as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: annual salary of $400,000; a car allowance not to exceed $1,500 per month; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

Other Executive Employment Agreements

The primary terms of the employment agreements for Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Messrs. Kramer and Krzemien are working on a month-to-month, at-will basis. Mr. Pirollo or the Company may terminate Mr. Pirollo's employment at any time. Under the prior employment agreements, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $5.375 per share that vest over a period of four years. The table below discloses the current salary and initial option grants for these executive officers.




         Name                          Office                                  Annual Salary           Option Grant

         Robert M. Kramer              Chief Operating Officer, Executive      $156,250                 100,000
                                       Vice President, General Counsel,
                                       and Secretary

         Gregory M. Krzemien           Chief Financial Officer                 $135,500                  62,500
                                       and Treasurer

         Ronald R. Pirollo             Chief Accounting Officer                $119,500                  25,000
                                       and Corporate Controller



The information in the sections entitled "Compensation Committee Interlocks and Insider Participation" "Board Compensation Committee Report on Executive Compensation," and "Performance Graph" in the Proxy Statement to be filed by us with the United States Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2003 (the "Proxy Statement") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following beneficial ownership table sets forth information as of January 31, 2004, regarding beneficial ownership of shares of Mace common stock by the following persons:

-- each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace's records or the records of the Securities and Exchange Commission;

--   each director of Mace;

--   each Named Executive Officer; and

--   all directors and executive officers of Mace as a group.

Unless otherwise indicated, to Mace's knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of January 31, 2004, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.



Name and Address of               Amount and Nature of         Percentage of
Beneficial Owner                   Beneficial Ownership   Common Stock Owned (1)
------------------------------------------------------------------------------
Louis D. Paolino, Jr.
 1000 Crawford Place, Suite 400
 Mt. Laurel, NJ 08054                       2,812,474 (2)                21.3%

Excel Legacy Holdings, Inc.
 16955 Via Del Campo
 San Diego, CA 92127                        1,906,250 (3)                15.3

Mark S. Alsentzer                             552,500 (4)                 4.4

Matthew J. Paolino                            269,354 (5)                 2.2

Robert M. Kramer                              387,324 (6)                 3.0

Gregory M. Krzemien                           262,750 (7)                 2.1

Ronald R. Pirollo                             108,334 (8)                    *

Constantine N. Papadakis, Ph.D.                47,500 (9)                    *

All current directors and
 executive officers as a group (7
 persons)                                  4,440,236 (10)                31.7



* Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 12,451,771 shares outstanding on January 31, 2004.
(2) Includes (i) warrants to acquire 568,182 shares, and (ii) options to purchase 163,334 shares.
(3) Includes (i) 1,750,000 shares and (ii) warrants to purchase 31,250 shares, all held by Millennia Car Wash LLC, a limited liability company wholly owned by Excel Legacy Holdings, Inc.
(4) Includes (i) warrants to purchase 25,000 shares and (ii) options to purchase 27,500 shares.
(5)  Includes options to purchase 67,500 shares.
(6) Includes (i) warrants to acquire 37,500 shares and (ii) options to purchase 280,000 shares.
(7)  Includes options to purchase 237,500 shares.
(8)  Includes options to purchase 103,334 shares.
(9)  Represents options to purchase 47,500 shares.
(10) See Notes 2, 4, 5, 6, 7, 8, and 9 above.

Equity Compensation Plan Information

See the information contained under the heading "Equity Compensation Plan Information" within Item 11 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President, for Mace's executive offices in Mt. Laurel, New Jersey. The lease terms were subject to a survey of local real estate market pricing and approval by the Company's Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot ) are competitive when compared to similar facilities in the Mt. Laurel, New Jersey area. Mace has also entered into a three-year furniture lease/purchase agreement with Bluepointe, Inc., dated January 1, 2001, which provided for an initial payment of $20,000 and monthly rental payments thereafter of $4,513, for the use of the furnishings in Mace's executive offices. The rental rates were based upon a third-party valuation of the furnishings. The furniture lease has expired and Mace has purchased the furniture.

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

In February 2000, the Company entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company through December, 2003. The Management Agreement entitled Mark Sport to operate the Company's Security Products Segment and receive all profits or losses for a seven-month term beginning January 1, 2000 in exchange for certain payments to the Company. The Management Agreement was extended several times through amendments. A February 21, 2002 amendment extended the term of the Management Agreement through April 30, 2002, and reconciled the amount owed by Mark Sport to the Company under the Management Agreement from February 2000 through December 31, 2001. Mark Sport and the Company agreed in the amendment that Mark Sport, as of December 31, 2001, owed the Company $127,000, resulting in a resolution of certain disputes and a reduction of the amounts owed by Mark Sport of approximately $92,000. The Management Agreement expired on April 30, 2002 and was further amended on July 22, 2002 to reconcile the amount owed by Mark Sport to Mace under the Management Agreement for the period January 1, 2002 through April 30, 2002. Mark Sport and Mace agreed in their final amendment that Mark Sport owed the Company $100,000 for this period, resulting in a resolution of certain disputes and a reduction of the amounts recorded by the Company as owed by Mark Sport of approximately $39,000. At December 31, 2003, Mark Sport owed the Company $127,000.

The Company's Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $9,167 through November 2004. The Company has exercised an option to continue the lease through November 2009. The rent will increase by a CPI factor in November 2004. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. On March 1, 2004, Vermont Mill agreed to pay the $127,000 that Mark Sport owes the Company by giving the Company a monthly rent reduction of $1,762. The rent credit commences in July 2004 and continues for 72 months.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At December 31, 2003, the balance owed on this promissory note was $102,000.

From January 1, 2003 through December 31, 2003, the Company's Electronic Surveillance Products Division sold approximately $51,000 of electronic security equipment to DSS, Inc. and approximately $22,000 to Security Systems and Installations, Inc. Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a one-third owner of DSS, Inc. and a fifty percent owner of Security Systems and Installations, Inc. The pricing extended to DSS, Inc. and Security Systems and Installations, Inc. is no more favorable than the pricing given to third party customers who purchase in similar volume. Additionally, DSS, Inc. was hired by the Company to install security cameras in several of the Company's car washes at an installation fee of $6,800. At December 31, 2003, DSS, Inc. and Security Systems and Installations, Inc. owed the Company approximately $37,000 and $20,000, respectively.



ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $115,103 through March 5, 2004, by Grant Thornton LLP for the audit of Mace's annual financial statements for the fiscal year ended December 31, 2003, and for the review of the financial statements included in Mace's Quarterly Reports on Forms 10-Q filed during 2003. The company estimates approximately $25,000 of fees remain unbilled related to the 2003 audit as of March 5, 2004. The Company was billed $98,819 by Grant Thorton LLP for audit of Mace's annual financial statements for the fiscal year ended December 31, 2002, and for the review of the financial statements included in Mace's Quarterly Reports on Forms 10-Q filed during 2002.


Tax Services. The Company was billed $20,260 and $11,290 for tax compliance services rendered by Grant Thornton LLP during 2003 and 2002, repectively.

All Other Fees. Mace was billed $17,983 for non-audit services, principally SEC compliance services, rendered by Grant Thornton LLP during 2002.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace's independent auditors, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) (1) Consolidated Financial Statements:
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December 31,
          2003, 2002 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended December 31,
          2003, 2002 and 2001
         Notes to Consolidated Financial Statements

 (a) (2) The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission ("the Commision") are not required under the related instructions or are inapplicable, and therefore, have been omitted.

 (a) (3) Exhibits:

         The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

           (a) Exhibits:

     *3.3      Amended and Restated Bylaws of Mace Security International, Inc.
               (Exhibit 3.3 to the Company's Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB"))
     *3.4      Amended and Restated Certificate of Incorporation of Mace
               Security International, Inc. (Exhibit 3.4 to the 1999 Form
               10-KSB)
     *3.5      Certificate of Amendment of Amended and Restated Certificate of
               Incorporation of Mace Security International, Inc.
     *3.6      Certificate of Amendment of Amended and Restated Certificate of
               Incorporation of Mace Security International, Inc.
     *10.3     1993 Non-Qualified Stock Option Plan (1)
     *10.22    Trademarks(1)
     *10.28    Warrants in connection with the acquisition of the assets of the
               KinderGard Corporation(2)
     *10.71    Employment Contract between Mace Security International, Inc. and
               Robert M. Kramer dated March 26, 1999 (3)
     *10.72    Employment Contract between Mace Security International, Inc. and
               Gregory M. Krzemien dated March 26, 1999 (3)
     *10.73    Amendment No. 1 to Merger Agreement between Louis D. Paolino, Red
               Mountain Holding, Ltd. and Mace Security International, Inc.
               dated April 13, 1999
     *10.74    Amendment No. 1 to Stock purchase Agreement, between Louis
               Paolino, Jr. and Mace Security International, Inc. dated April
               13, 1999
     *10.98    Mace Security International, Inc. 1999 Stock Option Plan
               (3).(Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August
               13, 1999)
     *10.123   Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash - Arizona, Inc.
               and Bank One, Texas, NA. (Exhibit 10.123 to the December 31, 1999
               Form 10-KSB dated March 29, 2000)
     *10.124   Business Loan Agreement dated January 31, 2000, between the
               Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000
               (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory
               Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55
               (pursuant to instruction 2 to Item 601 of Regulation S-B,
               Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification
               Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31.(Exhibit 10.124 to
               the December 31, 1999 Form 10-KSB dated March 29, 2000)

     *10.128 Form of Equity Purchase Agreement to be issued by Mace to Fusion Capital (included as Exhibit A to Master Facility Agreement in
               Exhibit 10.1 of S-3). (Exhibit 4.1 to the Company's Current Form on S-3 dated April 11, 2000).
     *10.129 Master Facility Agreement, dated as of April 5, 2000, between Mace and Fusion Capital (Exhibit 10.1 to the Company's Current Form on S-3 dated April 11, 2000).
     *10.130 Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400. (Exhibit
               10.130 to the December 31, 2000 Form 10-KSB dated March 20, 2001)
     *10.131 Lease Agreement dated August 1, 2000 among Mace Security International, Inc. and Bluepointe, Inc. (Exhibit 10.131 to the December 31, 2000 Form 10-KSB dated March 20, 2001)
     *10.132 Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-B, two additional amendments which are substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash - Arizona, Inc., are not being filed).(Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)
     *10.133 Modification Agreement between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004).(Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001)
     *10.134 Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.(Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)
     *10.135 Amendment dated February 21, 2002 to Management Agreement between the Company and Mark Sport, Inc. and original Management Agreement dated February 1, 2000 to which the amendment relates.(Exhibit 10.135 to the December 31, 2001 Form 10-K dated March 11, 2002)
     *10.136 Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.(Exhibit 10.136 to the December 31, 2001 Form 10-K dated March 11, 2002)
     *10.137 Promissory Note between the Company and Vermont Mill Properties, Inc. dated February 22, 2002 in the amount of $228,671. (Exhibit
               10.137 to the December 31, 2001 Form 10-K dated March 11, 2002)
     *10.138 Extension dated February 6, 2002 of Equity Purchase Agreement between the Company and Fusion Capital Fund II, LLC. (Exhibit
               10.138 to the December 31, 2001 Form 10-K dated March 11, 2002)
     *10.139 Term note dated April 30, 2002, between the Company, its subsidiary, Mace Truck Wash, Inc., and Bank One, Texas, N.A. in the amount of $342,000.(Exhibit 10.139 to the June 30, 2002 Form 10-Q dated August 14, 2002)
     *10.140 Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit
               10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)
     *10.141 Amendment dated July 22, 2002 to Management Agreement between the Company and Mark Sport, Inc.(Exhibit 10.141 to the June 30, 2002 Form 10-Q dated August 14, 2002)
     *10.142 Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. (Exhibit 10.142 to the June 30, 2002 Form 10-Q dated August 14, 2002)
     *10.143 Asset Purchase Agreement dated as of August 12, 2002, by and among Micro-Tech Manufacturing, Inc. and Moshe Luski on the one hand, and Mace Security Products, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 10.143 to September 30, 2002 Form 10-Q dated November 12, 2002)
     *10.144 Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)
     *10.145 Promissory Note and Loan Agreement dated October 31, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $480,000.(Exhibit 10.145 to the December 31, 2002 Form 10-K dated March 19, 2003)
     *10.146 Line of Credit Note and Credit Agreement dated December 15, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Bank One Texas, N.A. in the amount of $500,000. (Exhibit
               10.146 to the December 31, 2002 Form 10-K dated March 19, 2003)
     *10.147 Amendment dated February 21, 2003 to Business Loan Agreement between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional amendments which are substantially identical in all material respects, except as to the borrower being Mace Truck Wash, Inc. and Mace Security Products, Inc., are not being filed). (Exhibit 10.147 to the December 31, 2002 Form 10-K dated March 19, 2003)

     *10.148 Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)
     *10.149 Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and Bank One, Texas, N.A. in the amount of $4,281,578.(Exhibit 10.149 to the December 31, 2002 Form 10-K dated March 19, 2003)
     *10.150 Modification Agreement dated March 14, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. (Exhibit 10.150 to the December 31, 2002 Form 10-K dated March 19, 2003)
     *10.151 Note Modification Agreement dated August 5, 2003, effective July 10, 2003, between the Company, its subsidiary, Mace Car Wash - Arizona, Inc. and Bank One, Texas, N.A. in the amount of $731,455. (Exhibit 10.151 to the June 30, 2003 Form 10-Q dated August 12, 2003)
     *10.152 Employment Contract dated August 12, 2003, between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.152 to the June 30, 2003 Form 10-Q dated August 12, 2003)
     *10.153 Consolidated Promissory Note and Amended and Restated Loan Agreement dated October 20, 2003 between the Company, its wholly owned subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $728,800. (Exhibit 10.153 to the September 30, 2003 Form 10-Q dated November 12, 2003)
     *10.154 Amendment dated October 25, 2003 to Employment Contract dated August 12, 2003 by and between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.154 to the September 30, 2003 Form 10-Q dated November 12, 2003)
      10.155 Modification and Extension of Note and Ratification of Mortgage Liens dated November 28, 2003, between the Company, its subsidiary, Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $5,723,079.
      10.156 Note Modification Agreement and Amendment to Credit Agreement dated December 15, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Bank One, Texas, N.A. in the amount of $500,000.
      10.157 Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50.
      10.158 Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash - Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.)

       11         Statement Re: Computation of Per Share Earnings
       14         Code of Ethics and Business Conduct
       21         Subsidiaries of the Company
       23.1       Consent of Grant Thornton LLP
       24         Power of Attorney (included on signature page)
       31.1       Certification of Chief Executive Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
       31.2       Certification of Chief Financial Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
       32.1       Certification  of Chief  Executive  Officer  pursuant to 18
                   U.S.C.  Section 1350, as adopted  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2       Certification  of Chief  Financial  Officer  pursuant to 18
                   U.S.C.  Section 1350, as adopted  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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


(b) Current Reports on Form 8-K or 8-K/A:

      On October 29, 2003, the Company filed a report on Form 8-K dated October 29, 2003, under Item 5 and Item 12, to report the resignation of Richard
      B. Muir from the Company's Board of Directors due to other business commitments, and the election of Burton Segal to fill the vacancy.

      On November 12, 2003, the Company filed a report on Form 8-K dated November 12, 2003, under Item 7 and Item 12, to report the issuance of a press release announcing the Company's financial results for the fiscal quarter and nine month period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MACE SECURITY INTERNATIONAL, INC.

      By:  /s/ Louis D. Paolino, Jr.
           ------------------------
      Louis D. Paolino, Jr.
      Chairman of the Board,
      Chief Executive Officer,
      and President

DATED the 12th day of March, 2004.

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


Name                                                       Title                               Date

/s/ Louis D. Paolino, Jr.                        Chairman of the Board,                       3/12/04
-------------------------                        Chief Executive Officer,
Louis D. Paolino, Jr.                            President and Director
                                                 (Principal Executive Officer)


/s/ Gregory M. Krzemien                          Chief Financial Officer                      3/12/04
-----------------------                          and Treasurer (Principal
Gregory M. Krzemien                              Financial Officer)


/s/ Ronald R. Pirollo                            Chief Accounting Officer and                 3/12/04
---------------------                            Corporate Controller (Principal
Ronald R. Pirollo                                Accounting Officer)


/s/ Matthew J. Paolino                           Director, Vice President                     3/12/04
----------------------
Matthew J. Paolino

/s/ Constantine N. Papadakis, Ph.D.              Director                                     3/12/04
-----------------------------------
Constantine N. Papadakis, Ph.D.

/s/ Mark S. Alsentzer                            Director                                     3/12/04
---------------------
Mark S. Alsentzer

/s/ Burton Segal                                 Director                                     3/12/04
----------------
Burton Segal
