Form 10-K/A
period 2003-12-31
MACE SECURITY INTERNATIONAL INC
filed 2004-04-28
CIK 912607

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003                 Commission File No. 0-22810

                        MACE SECURITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

-------------------------------------------     -------------------------------
                 Delaware                                 03-0311630
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)
-------------------------------------------     -------------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
    ---    ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $9,101,866. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2003. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2003, and (b) each stockholder that had informed Registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2003.

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of April 26, 2004 was 13,282,805.

================================================================================

INDEX TO FORM 10-K/A - PART III


PART III - Item 11      Executive Compensation

Explanatory Note

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003. This Annual Report on Form 10-K/A is being filed solely to amend Item 11, Executive Compensation, of the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2003, as was previously filed with the Commission to add the following information.


PART III - ITEM 11.            EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board of Directors consisted of directors Louis D. Paolino, Jr., Richard B. Muir, and Constantine N. Papadakis, Ph.D. Mr. Muir resigned due to other business commitments from the Board of Directors as well as his position on the Compensation Committee effective October 15, 2003. Louis D. Paolino, Jr. is the Company's Chairman, Chief Executive Officer, and President. No executive officer of Mace served as a director or compensation committee member of any entity of which Messrs. Paolino, Muir, or Papadakis was an executive officer or director.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Company's Board of Directors consisted of directors Louis D. Paolino, Jr., Richard B. Muir, and Constantine N. Papadakis, Ph.D. Mr. Muir resigned due to other business commitments from the Board of Directors as well as his position on the Compensation Committee effective October 15, 2003.

The following report of the Compensation Committee is required by the rules of the Securities and Exchange Commission to be included in the Company's Proxy Statement or the Company's Annual Report on Form 10-K and addresses the Company's executive compensation policies for the fiscal year ended December 31, 2003. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

General. The Company's compensation policies for executives are intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company.

The Company's current compensation package consists of two components: base salaries and stock options. Together these elements comprise total compensation value. The total compensation paid to the Company's executive officers is influenced significantly by the need (i) to attract management employees with a high level of expertise, and (ii) to motivate and retain key executives for the long-term success of the Company and its stockholders.

The fiscal year ended December 31, 2003, was a challenging year for the Company. In 2003, Mace focused its management efforts on maximizing operating profits in an economy which had suffered a downturn. Managements efforts were also focused on developing the Company's security electronics surveillance business. Additionally, the financing and re-financing of the Company's long-term debt demanded significant time and attention. The Compensation Committee considered these numerous factors and the Company's financial results in formulating its executive compensation policies and practices for fiscal 2003. The Committee also considered the Amper, Politziner and Mattia, P.C. study of compensation levels dated May 2003 for each executive position when determining compensation. The May 2003 compensation study by Amper, Politziner and Mattia, P.C. concluded that the total compensation packages for the top four executive officers fell below the peer group's 25th percentile. After considering all factors and through negotiation of a new employment agreement by Mr. Paolino, an annual base salary increase was given to Louis D. Paolino, Jr. in the amount of $50,000 bringing Mr. Paolino's base salary to $400,000.

Other than the annual salary increase given in 2003, Mr. Paolino, had not been given a salary increase from the date he was hired by the Company in 1999. Additionally on July 14, 2003, options to purchase 150,000 shares of the Company's common stock were granted each of Louis D. Paolino, Jr., Robert M. Kramer and Gregory Krzemien and on November 14, 2003 options to purchase 100,000 shares of the Company's common stock were granted to Ronald R. Pirollo. The options have an exercise price of the market price at the date of grant.

Base Compensation. The Committee established annual base salary levels for its executives based on competitive data, level of experience, position, responsibility, and individual and Company performance. The Committee has used comparative data provided by Amper, Politziner and Mattia, P.C. The Company has maintained total compensation levels for executives below the median in the range of survey data, which included companies providing consumer services on a national basis. The primary terms of the employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Messrs. Kramer and Krzemien are working on a month-to-month at will-basis. Mr. Pirollo or the Company may terminate Mr. Pirollo's employment at any time.

Stock Options. The Company grants stock options to its executive management under its employee stock option plans. Option grants are intended to offer significant returns if the Company is successful and, therefore, create significant incentives to devote the effort called for in order to implement the Company's strategic plan. The Compensation Committee believes that executives' interests are directly tied to enhanced stockholder value. Thus, stock options are used to provide the executive management team with a strong incentive to perform in a manner that should result in the long-term success of the Company.

Performance Bonuses. The Company maintains the option to supplement base compensation with awards of performance bonuses in the form of cash and/or stock options to reward efforts undertaken by its key executive officers which are extraordinary in nature.

Chief Executive Officer Compensation. Mr. Paolino, in his capacity as Chairman of the Board, Chief Executive Officer, and President, participates in the same compensation programs as the other executive officers. The Committee increased Mr. Paolino's compensation on August 12, 2003 to $400,000. The Committee believes that Mr. Paolino's compensation is competitive with the amount paid by companies in similar industries and competitive situations, as supported by a competitive compensation analysis conducted by Amper, Politziner and Mattia, P.C. and the Compensation Committee's review of Mr. Paolino's salary in the context of (i) the Company's performance and growth, and (ii) compensation packages of chief executive officers at comparable companies.

                           The Compensation Committee of the Board of Directors


                           Louis D. Paolino, Jr.
                           Constantine N. Papadakis, Ph.D.

Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company's common stock with the cumulative total return of companies on the NASDAQ Stock Market and an index comprised of certain companies in similar service industries (the "Selected Peer Group Index").(1)





(1) The Selected Peer Group Index is comprised of securities of Lo-Jack Corporation and Precision Auto Care, Inc.There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.



           COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY INTERNATIONAL, INC.,
                         THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

                                                                   December 31,
    -----------------------------------------------------------------------------------------------------
                                            1998       1999       2000       2001       2002       2003
                                            ----       ----       ----       ----       ----       ----

    Mace Security International, Inc.      100.00     244.44      53.69      50.96      61.93      61.93
    NASDAQ Market Index                    100.00     176.37     110.86      88.37      61.64      92.68
    Selected Peer Group                    100.00      56.42      60.80      43.95      40.00      65.56
    -----------------------------------------------------------------------------------------------------



The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating this proxy statement by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        MACE SECURITY INTERNATIONAL, INC.

        By: /s/ Gregory M. Krzemien
            -------------------------------------
            Gregory M. Krzemien
            Chief Financial Officer and Treasurer

DATED the 28th day of April, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



Name                                                       Title                               Date


/s/ Louis Paolino,Jr.                          Chairman of the Board,                         4/28/04
-------------------------------                Chief Executive Officer,
Louis D. Paolino, Jr.                          President and Director
                                               (Principal Executive Officer)


/s/ Gregory M. Krzemien                        Chief Financial Officer                        4/28/04
-------------------------------                and Treasurer (Principal
Gregory M. Krzemien                            Financial Officer)


/s/ Ronald R.Pirollo                           Chief Accounting Officer and                   4/28/04
-------------------------------                Corporate Controller (Principal
Ronald R. Pirollo                              Accounting Officer)


*                                              Director, Vice President                       4/28/04
-------------------------------
Matthew J. Paolino


*                                              Director                                       4/28/04
-------------------------------
Constantine N. Papadakis, Ph.D.

*                                              Director                                       4/28/04
-------------------------------
Mark S. Alsentzer

*                                              Director                                       4/28/04
-------------------------------
Burton Segal




* Gregory M. Krzemien, pursuant to a Power of Attorney executed by each of the directors and officers noted above and included in the signature page of the inital filing of this Annual Report, buy signing his name hereto, does hereby sign and execute this Amendment No. 1 to Form 10-K Annual Report on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Amendment No. 1 to Form 10-K Annual Report on his behalf in the capacities indicated.

/s/ Gregory M. Krzemien
Gregory M. Krzemien