Form 10-Q
period 2004-03-31
MACE SECURITY INTERNATIONAL INC
filed 2004-05-05
CIK 912607

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED MARCH 31, 2004           COMMISSION FILE NO. 0-22810


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

As of May 3, 2004 there were 13,286,056 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                        Mace Security International, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2004

                                    Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - March 31, 2004  (Unaudited)
         and December 31, 2003                                               2

   Consolidated Statements of Operations (Unaudited) for the three
         months ended March 31, 2004 and 2003                                4

   Consolidated Statement of Stockholders' Equity
         for the three months ended March 31, 2004  (Unaudited)              5

   Consolidated Statements of Cash Flows (Unaudited) for
         the three months ended March 31, 2004 and 2003                      6

   Notes to Consolidated Financial Statements (Unaudited)                    7

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   13

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk      25

Item 4 -     Controls and Procedures                                         25

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                               25

Item 6 -     Exhibits and Reports on Form 8-K                                25

Signatures                                                                   26

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Mace Security International, Inc.
                           Consolidated Balance Sheets

                     (In thousands except share information)


                                                         March 31,      December 31,
                        ASSETS                              2004             2003
                                                      ---------------- ---------------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                            $        3,651   $       3,414
Accounts receivable, less allowance for doubtful
 accounts of $292 and $263 in 2004 and 2003,
 respectively                                                   1,555           1,531
  Inventories                                                   3,295           3,780
  Deferred income taxes                                           265             266
  Prepaid expenses and other current assets                     2,089           1,878
                                                      ---------------- ---------------
Total current assets                                           10,855          10,869
Property and equipment:
  Land                                                         31,391          31,391
  Buildings and leasehold improvements                         34,917          34,871
  Machinery and equipment                                      10,267          10,172
  Furniture and fixtures                                          447             447
                                                      ---------------- ---------------
Total property and equipment                                   77,022          76,881
Accumulated depreciation                                      (11,226)        (10,738)
                                                      ---------------- ---------------
Total property and equipment, net of accumulated
 depreciation                                                  65,796          66,143

Goodwill                                                       10,623          10,623
Other intangible assets, net of accumulated
 amortization of $1,388 and $1,373 in 2004 and 2003,
 respectively                                                   1,006             991
Deferred income taxes                                           1,708           1,820
Other assets                                                      143             156
                                                      ---------------- ---------------
Total assets                                           $       90,131   $      90,602
                                                      ================ ===============

                             See accompanying notes.

                                                         March 31,      December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY              2004              2003
                                                      ---------------  ---------------
                                                        (Unaudited)
Current liabilities:
  Current portion of long-term debt and capital lease
   obligations                                         $       5,404    $       5,520
  Accounts payable                                             2,055            2,658
  Income taxes payable                                           248              172
  Deferred revenue                                               346              402
  Accrued expenses and other current liabilities               2,375            1,847
                                                      ---------------  ---------------
Total current liabilities                                     10,428           10,599

Long-term debt, net of current portion                        25,085           25,591
Capital lease obligations, net of current portion                138              175
Other liabilities                                                 12               25


Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - none                          -                -
  Common stock, $.01 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares of 12,478,350 and
     12,451,771 in 2004 and 2003, respectively                   125              125
  Additional paid-in capital                                  69,824           69,785
  Accumulated deficit                                        (15,481)         (15,698)
                                                      ---------------  ---------------
Total stockholders'  equity                                   54,468           54,212
                                                      --------------   ---------------
Total liabilities and stockholders' equity             $      90,131    $      90,602
                                                      ===============  ===============

                             See accompanying notes.

                        Mace Security International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                     (In thousands except share information)


                                                                      Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2004           2003
                                                                 -------------  -------------
Revenues:
  Car wash and detailing services                                 $     8,910    $     9,545
  Lube and other automotive services                                      930          1,021
  Fuel and merchandise sales                                              959            920
  Security products sales                                               1,876          1,125
                                                                 -------------  -------------
                                                                       12,675         12,611
Cost of revenues:
  Car wash and detailing services                                       6,287          6,705
  Lube and other automotive services                                      705            777
  Fuel and merchandise sales                                              826            795
  Security products sales                                               1,180            654
                                                                 -------------  -------------
                                                                        8,998          8,931

Selling, general and administrative expenses                            2,471          2,220
Depreciation and amortization                                             500            485
                                                                 -------------  -------------

Operating income                                                          706            975

Interest expense, net                                                    (479)          (522)
Other income                                                              112             82
                                                                 -------------  -------------
Income before income taxes                                                339            535

Income tax expense                                                        122            193
                                                                 -------------  -------------

Net income                                                        $       217    $       342
                                                                 =============  =============

Per share of common stock (basic and diluted):
Net income                                                        $      0.02    $      0.03
                                                                 =============  =============

Weighted average shares outstanding:
Basic                                                              12,461,029     12,410,279
Diluted                                                            12,618,837     12,416,564

                             See accompanying notes.

                        Mace Security International, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     (In thousands except share information)

                            Number of   Par Value   Additional
                             Common     of Common     Paid-in    Accumulated
                             Shares       Stock       Capital      Deficit       Total
                           ----------- ----------- ------------- ------------ ------------
Balance at December 31,
 2003                      12,451,771  $      125  $     69,785  $   (15,698) $    54,212

Exercise of common stock
 options                       20,000           -            26            -           26

Common stock issued in
 purchase
acquisition                     6,579           -            13            -           13

Net income                          -           -             -          217          217
                           ----------- ----------- ------------- ------------ ------------

Balance at March 31, 2004  12,478,350  $      125  $     69,824  $   (15,481) $    54,468
                           =========== =========== ============= ============ ============

                             See accompanying notes.

                        Mace Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                      2004       2003
                                                   ---------- ----------

Operating activities
Net income                                         $     217  $     342
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization                       500        485
     Provision for losses on receivables                  32          9
     Deferred income taxes                               112        173
     Changes in operating assets and liabilities:
       Accounts receivable                               (56)      (266)
       Inventories                                       484       (661)
       Accounts payable                                 (603)      (419)
       Deferred revenue                                  (56)       (36)
       Accrued expenses                                  529        123
       Income taxes                                       77         17
       Prepaid expenses and other assets                (195)       254
                                                   ---------- ----------
Net cash provided by operating activities              1,041         21

Investing activities

Purchase of property and equipment                      (141)      (149)
Payments for intangibles                                 (29)        (7)
                                                   ---------- ----------
Net cash used in investing activities                   (170)      (156)

Financing activities
Payments on long-term debt and capital lease
 obligations                                            (660)      (591)
Proceeds from issuance of common stock                    26          -
Payments to purchase stock                                 -         (2)
                                                   ---------- ----------
Net cash used in financing activities                   (634)      (593)
                                                   ---------- ----------
Net increase (decrease) in cash and cash
 equivalents                                             237       (728)
Cash and cash equivalents at beginning of
 period                                                3,414      6,189
                                                   ---------- ----------
Cash and cash equivalents at end of period          $  3,651  $   5,461
                                                   ========== ==========


                             See accompanying notes.

                        Mace Security International, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate those entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and the adoption of FIN 46R did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.


3.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                             March 31, 2004            December 31, 2003
                                      ---------------------------- -------------------------
                                         Gross                       Gross
                                        Carrying     Accumulated    Carrying   Accumulated
                                          Amount     Amortization    Amount    Amortization
                                      ------------- -------------- ---------- --------------

Amortized intangible assets:
  Non-compete agreement                $        88   $          9   $     65   $          7
  Customer list                                 62             29         62             23
  Deferred financing costs                     397            165        390            158
                                      ------------- -------------- ---------- --------------
Total amortized intangible assets              547            203        517            188
Non-amortized intangible assets:
  Trademarks - Security Products
   Segment                                   1,731          1,175      1,731          1,175
  Service mark - Car and Truck Wash
   Segment                                     116             10        116             10
                                      ------------- -------------- ---------- --------------
Total non-amortized intangible
 assets                                      1,847          1,185      1,847          1,185
                                      ------------- -------------- ---------- --------------

Total intangible assets                $     2,394   $      1,388   $  2,364   $      1,373
                                      ============= ============== ========== ==============

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                2004        $69
                                2005         50
                                2006         35
                                2007         32
                                2008         24

4.   Business Combinations

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida, and Arizona; 11 facilities were subsequently divested or closed. The five full service truck wash facilities are located in Arizona, Indiana, Ohio, and Texas. Additionally, on August 12, 2002, the Company entered the electronic surveillance equipment and device business by acquiring the inventory, certain other assets and the operations of Micro-Tech Manufacturing, Inc. ("Micro-Tech").

On September 26, 2003, a wholly owned subsidiary within the Company's Security Products Segment acquired the inventory, certain other assets and the operations of Vernex, Inc., a manufacturer and retailer of electronic security monitors. Total consideration under the agreement was $213,000 cash. The agreement also provides for additional cash consideration based on sales performance for a twelve-month period subsequent to closing. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

5.   Stock Based Compensation

The Company accounts for stock options under Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS 123 had been applied.

At March 31, 2004, the Company had two stock based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                           Three Months Ended
                                                March 31,
                                        -------------------------
                                           2004         2003
                                        ------------ ============
Net  income, as reported                 $      217   $      342
Less: Stock-based compensation costs
 under fair value based method for all
 awards                                         (88)         (75)
                                        ------------ ------------
 Pro forma net income                    $      129   $      267
                                        ============ ============

Earnings per share - basic and diluted
    As reported                          $     0.02   $     0.03
    Pro forma                            $     0.01   $     0.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in the quarter ended March 31, 2003: expected volatility of 61%; risk-free interest rate of 4.07%; and expected life of 10 years. In the quarter ended March 31, 2004, 170,000 options were granted with an expected volatility of 20%, risk-free interest rates ranging from 3.80% to 4.05%; and expected life of 10 years.

6.   Commitments and Contingencies

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

In July 2002, the Company and its former president, Jon Goodrich, were named as defendants in a lawsuit in the Supreme Court of New York County of the State of New York filed by Armor Holdings, et al. The suit alleges that the Company and Mr. Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company's then lines of business to the plaintiffs. The suit also alleges that the Company violated a right of first refusal on sale granted to plaintiffs when the Company entered into a Management Agreement with Mark Sport, Inc.("Mark Sport") to operate the Company's Security Products Segment. The lawsuit requests $15 million in damages. Though the outcome of litigation is always uncertain, the Company believes that all of the claims are without merit.

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

The Company has produced documents requested in a subpoena issued in connection with an investigation being conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The subpoena requested documents and information which would identify persons who knew of two transactions involving the Company prior to Mace's public announcement of the transactions. The transactions were announced by Mace on March 29, 1999 and were consummated in July of 1999. The subpoena also requested documents relating to Mace' s dealings with two investment banking firms and certain of their employees. Mace intends to fully cooperate with the United States Securities and Exchange Commission's investigation.

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

Certain of the Company's executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting upon a change in control of the Company. Additionally, the employment agreement of the Company's Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $2.5 million upon termination of employment under certain conditions. The employment agreement also provides for a bonus of $2.5 million upon a change in control.


7.   Subsequent Events

On April 16, 2004, we received approximately $9.0 million in cash from Price Legacy Corporation in exchange for the Company removing a contractual restriction that prohibited Price Legacy Corporation from selling 1,750,000 shares of the Company's common stock without the Company's approval. Price Legacy Corporation (formerly Excel Legacy Holdings, Inc.) purchased 125,000 restricted shares in July of 1999 and received 1,750,000 shares in October of 1999 in a transaction in which the Company purchased the car wash assets of Millennia Car Wash, LLC (Millennia). The assets consisted of 17 full service car washes, five lube and repair centers, eight fuel sales operations, and 17 convenience stores in the Phoenix, Arizona and San Antonio, Texas markets. The proceeds will be used as part of working capital.

On April 20, 2004, the Company purchased a 20,000 square foot facility in Fort Lauderdale, Florida, to serve as its regional headquarters for the Electronic Surveillance Products Division. Consideration for the facility consisted of 250,000 registered shares of the Company's common stock.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion is terminated. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10,000,000 of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement to resolve a dispute that arose between the Company and Fusion. The dispute arose out of Fusion's claim that it was entitled to purchase approximately 690,000 shares of the Company's common stock at a price of $2.32 per share under the terms of the Equity Purchase Agreement. The Company's position was that Fusion did not have the right to purchase the 690,000 shares. On April 21, 2004, the dispute was resolved by the Company and Fusion entering into an agreement that provided (i) the Company sell to Fusion 150,000 registered shares of common stock at $2.32 per share, (ii) the Master Facility Agreement and Equity Purchase Agreement are terminated, and (iii) the Company has the unilateral right exercisable through May 31, 2004 to enter into a new common stock purchase agreement with Fusion for $10,000,000 of common stock. The new agreement would have a provision prohibiting Fusion from purchasing shares below a minimum purchase price to be selected by the Company. On April 22, 2004, Fusion purchased 150,000 shares of the Company's common stock at $2.32 per share, in accordance with the termination and release agreement.

8.   Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales; and the Security Products Segment. The Security Products Segment is comprised of two operating divisions; the Electronic Surveillance Products Division and Consumer Products Division. The Consumer Products Division designs, markets and sells consumer products for use in home and automobile and for personal protection. The Electronic Surveillance Products Division designs, markets and sells cameras, digital video recorders (DVR's), and monitors.

Financial information regarding the Company's segments is as follows (in thousands):

                                       Car and       Security       Corporate
                                      Truck Wash     Products       Functions *
                                     ------------  -------------  -------------
Three months ended March 31, 2004
Revenues from external customers      $   10,799    $     1,876    $         -
Intersegment revenues                 $        -    $         3    $         -
Segment operating income (loss)       $    1,456    $        (1)   $      (749)
Segment assets                        $   82,841    $     7,290    $         -
Goodwill                              $   10,381    $       242    $         -
Capital Expendiutres                  $      136    $         6    $         -
Three months ended March 31, 2003
Revenues from external customers      $   11,486    $     1,125    $         -
Intersegment revenues                 $        -    $         -    $         -
Segment operating income (loss)       $    1,680    $       (27)   $      (678)
Capital Expenditures                  $      138    $        11    $         -


* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. We must make these estimates and assumptions because certain information that we use is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, as well as valuation calculations such as the Company's goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

10.  Income Taxes

The Company recorded income tax expense of $122,000 and $193,000 for the three months ended March 31, 2004 and 2003, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.


11.  Related Party Transactions

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

The Company purchased charter airline services from Air Eastern, Inc., and LP Learjets, LLC, charter airline companies owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. On November 6, 2001, the Audit Committee approved an arrangement subject to quarterly review under which the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. The prepayments ceased in July, 2002. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees total $31,659 at March 31, 2004.

From February 2000 through April 2002, the Company and Mark Sport, Inc. ("Mark Sport") were parties to a Management Agreement. Mark Sport is a Vermont corporation controlled by Jon E. Goodrich, a former director and current employee of the Company. Mr. Goodrich was a director from December 1987 through December 2003. Under the Management Agreement, as amended, Mark Sport operated the Company's Security Products Segment and received all profits or losses from January 1, 2000 to April 30, 2002 in exchange for certain payments to the Company. At March 31, 2004, Mark Sport owed the Company $127,000 in payments under the Management Agreement. Subsequent to March 31, 2004, the outstanding balance owed by Mark Sport to the Company was paid in full.

The Company's Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $9,167 through November 2004. The Company has exercised an option to continue the lease through November 2009. The rent will increase by a CPI factor in November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. On March 1, 2004, Vermont Mill agreed to pay the $127,000 that Mark Sport owed the Company by giving the Company a monthly rent reduction of $1,700. Subsequent to March 31, 2004, the outstanding balance owed by Mark Sport to the Company was paid in full.

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. The Company's Lease Agreement with Vermont Mill provides for a right of offset of lease payments against this promissory note in the event monthly payments are not made by Vermont Mill. At March 31, 2004, the balance owed on this promissory note was $82,100. Subsequent to March 31, 2004, the balance on the promissary note was paid in full.

From January 1, 2003 through March 31, 2004, the Company's Electronic Surveillance Products Division sold approximately $51,000 of electronic security equipment to DSS, Inc. and approximately $69,600 to Security Systems and Installations, Inc. Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a one-third owner of DSS, Inc. and a fifty percent owner of Security Systems and Installations Inc. Security Systems and Installations, Inc. has taken over the business of DSS, Inc. The pricing extended to DSS, Inc. and Security Systems and Installations, Inc. is no more favorable than the pricing given to third party customers who purchase in similar volume. Additionally, DSS, Inc. was hired by the Company to install security cameras in four of the Company' s car washes at an installation fee of $6,800. At March 31, 2004, DSS, Inc. and Security Systems and Installations, Inc. owed the Company approximately $16,000 and $7,600 respectively.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                       Three Months Ended
                                  -----------------------------
                                     3/31/04        3/31/03
                                  -------------- --------------
Numerator:
Net income                         $        217   $        342
                                  ============== ==============
Denominator:
  Denominator for basic income
  per share - weighted average
   shares                            12,461,029     12,410,279
  Dilutive effect of options and
  warrants                              157,808          6,285
                                  --------------   ------------
  Denominator for diluted
  income per share - weighted
   average shares                    12,618,837     12,416,564
                                  ============== ==============
Basic and diluted income per
 share:
  Net income                       $       0.02   $       0.03
                                  ============== ==============



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

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are described below.

Revenue Recognition

Revenues from the Company's Car and Truck Wash Segment are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year as well as utilizing historical sales and tracking of redemption rates per the car washes' point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

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


Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

Goodwill

In accordance with SFAS 142, the Company completed annual impairment tests as of November 30, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill. Significant estimates and assumptions include future cash flows, growth rates, discount rates, weighted average cost of capital, and estimates of market valuations of the identifiable assets of each reporting unit. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. The Company cannot guarantee that there will not be impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, and establishing a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight line basis over 15 years. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred income tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.


                                  Introduction

Revenues

     Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2004 for the Car and Truck Wash Segment were comprised of approximately 82% car wash and detailing, 9% lube and other automotive services, and 9% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can and has had a significant impact on volume at the individual locations. We believe that the geographic diversity of our operating locations helps mitigate the risk of adverse weather-related influence on our volume.

     Security Products

Prior to the acquisition of Micro-Tech, the Company operated its Security Products Segment solely as the Consumer Products Division. The Company's Consumer Products operations manufacture and market personal safety, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company's car care facilities.

With the acquisition on August 12, 2002 of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, the Company added an additional division to its Security Products Segment. The Company has added security cameras, closed-circuit monitors, digital video recording devices and related electronic security components to its line of well-known personal security products. The Company's electronic security products are manufactured to our specifications principally in Korea, China, and other foreign countries, and are labeled, packaged, and shipped ready for sale, to our warehouse in Hollywood, Florida.

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

Liquidity and Capital Resources

     Liquidity

Cash and cash  equivalents were $3.7 million at March 31, 2004. The ratio of our
total  debt  to  total  capitalization,   which  consists  of  total  debt  plus
stockholders' equity, was 36% at March 31, 2004, and 37% at December 31, 2003.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies. We have been expanding our electronic surveillance products business by increasing its inventories of merchandise, hiring personnel, and purchasing office and warehouse facilities. We also require capital for car wash equipment purchases for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock.

As of March 31, 2004, we had working capital of approximately $427,000. Working capital at March 31, 2004 included the classification of approximately $3.2 million of 15 year amortization loans as current liabilities as a result of these loans being up for renewal in June through October 2004. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms. At December 31, 2003, working capital was $270,000.

We estimate aggregate capital expenditures for our Car and Truck Wash Segment and the Security Products Segment, exclusive of acquisitions of businesses and the building purchased in April 2004 for 250,000 registered shares of the Company's common stock, of approximately $500,000 to $1 million for the remainder of the year ending December 31, 2004.

In October 2002, we purchased a building as a warehouse, production and administrative facility for our electronic surveillance products operations. In October 2003, we purchased additional warehouse and office space adjacent to the original facility. We financed a portion of the $885,000 total purchase price of this facility with a long-term mortgage of approximately $728,000. On April 20, 2004 we purchased a building in exchange for 250,000 registered shares of the Company's common stock. We intend to sell our existing warehouse facility and use the recently purchased building as a warehouse and office facility for the electronic surveillance products operations. We have expended cash of approximately $900,000 since the inception of the electronic surveillance equipment division for capital expenditures and the acquisition costs of Micro-Tech and Vernex. Additionally, the inventory balance of the electronic surveillance equipment division at March 31, 2004 is $1.4 million. We will continue to expend significant cash for the purchasing of inventory as we introduce new electronic surveillance products in the future. While the Company believes that existing working capital may be adequate to fund the Company's current cash requirements, the Company may need to raise additional debt or equity financing in the future. If successful in raising additional financing, the Company may not be able to do so on terms that are not dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company' s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail its operations.


     Debt Capitalization and Other Financing Arrangements

At March 31, 2004, we had borrowings, including capital lease obligations, of approximately $30.6 million. We had three letters of credit outstanding at March 31, 2004, totaling $1,103,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, and the maintenance of certain debt coverage ratios on a consolidated level. At March 31, 2004, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration of the notes through April 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The Company is currently in compliance with these Bank One covenants as amended. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt coverage ratio") of 1.05 to 1 at March 31, 2004; 1.03 to 1 at June 30, 2004; and 1.05 to
1 at September 30, 2004 and December 31, 2004. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least
1.10 to 1. The Company initiated certain temporary cost savings measures in March of 2004, including reductions in payroll expense and certain operating costs. These savings through March 31, 2004 totaled approximately $100,000. Additionally, the Company sold or closed three unprofitable car wash facilities and a lube facility in 2003 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increase more than expected and we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.3 million and GMAC debt totaling $11.4 million, including debt recorded as long-term debt at March 31, 2004, would become payable on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected. The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.


The following are summaries of our contractual obligations and other commercial commitments at March 31, 2004 (in thousands):

                                              Payments Due By Period
                        ------------------------------------------------------------------

                                      Less than   Two to Three Four to Five More Than Five
Contractual Obligations    Total       One Year       Years        Years         Years
----------------------- ------------ ------------ ------------ ------------ --------------
Long-term debt          $    30,336  $     5,252  $     4,870  $    11,039  $       9,175
Capital leases                  290          152          122           16              -
Minimum operating lease
 payments                     4,524        1,216        1,454          784          1,070
                        ------------ ------------ ------------ ------------ --------------
                        $    35,150  $     6,620  $     6,446  $    11,839  $      10,245
                        ============ ============ ============ ============ ==============



                                            Amounts Expiring Per Period
                        ------------------------------------------------------------------
Other Commercial                      Less Than   Two to Three Four to Five   More Than
 Commitments                Total      One Year      Years        Years       Five Years
----------------        ------------ ------------ ------------ ------------ --------------
Line of Credit          $       500  $       500  $         -  $         -  $           -

Standby Letters of
 Credit                       1,103        1,103            -            -              -
                        ------------ ------------ ------------ ------------ --------------
                        $     1,603  $     1,603  $         -  $         -  $           -
                        ============ ============ ============ ============ ==============



(1) There were no borrowings outstanding under the Company's line of credit at March 31, 2004.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion is terminated. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10,000,000 of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement to resolve a dispute that arose between the Company and Fusion. The dispute arose out of Fusion's claim that it was entitled to purchase approximately 690,000 shares of the Company's common stock at a price of $2.32 per share under the terms of the Equity Purchase Agreement. The Company's position was that Fusion did not have the right to purchase the 690,000 shares. On April 21, 2004, the dispute was resolved by the Company and Fusion entering into an agreement that provided (i) the Company sell Fusion 150,000 registered shares of common stock at $2.32 per share, (ii) the Master Facility Agreement and Equity Purchase Agreement are terminated, and (iii) the Company has the unilateral right exercisable through May 31, 2004 to enter into a new common stock purchase agreement with Fusion for $10,000,000 of common stock. The new agreement would have a provision prohibiting Fusion from purchasing shares below a minimum purchase price to be selected by the Company. On April 22, 2004, Fusion purchased 150,000 shares of the Company's common stock at $2.32 per share, in accordance with the termination and release agreement.

     Cash Flows

Operating Activities. Net cash provided by operating activities totaled $1.0 million for the three months ended March 31, 2004. Cash provided by operating activities in 2004 was primarily due to positive operating results and a reduction of inventory within the Company's Electronic Surveillance Products Division.

Investing Activities. Cash used in investing activities totaled $170,000 for the three months ended March 31, 2004 which includes $135,000 for capital expenditures relating to ongoing car care operations, and $6,000 for the Security Products Segment.

Financing Activities. Cash used in financing activities was $634,000 for the three months ended March 31, 2004 which includes routine principal payments on debt of $660,000 partially offset by $26,000 of proceeds from the issuance of common stock.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather adversely affects our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company's third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse geographic regions. The Company also experiences a seasonal reduction in volume during the third quarter within the Company's Arizona and Florida regions as a result of a migration of a significant portion of those areas' populations to cooler climates.

The Company believes that inflation and changing prices have not had, and are not expected to have, a material adverse effect on its results of operations in the near future.


         Results of Operations for the Three Months Ended March 31, 2004
                Compared to the Three Months Ended March 31, 2003

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:


                                                         Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                       2004               2003
                                                  -----------      ------------

Revenues                                              100.0 %           100.0 %
Cost of revenues                                       71.0              70.8
Selling, general and administrative
 expenses                                              19.5              17.6
Depreciation and amortization                           3.9               3.9
                                                  -----------      ------------
Operating income                                        5.6               7.7
Interest expense, net                                  (3.8)             (4.1)
Other income                                            0.9               0.6
                                                  -----------      ------------
Income before income taxes                              2.7               4.2
Income tax expense                                      1.0               1.5
                                                  -----------      ------------
Net income                                              1.7 %             2.7 %
                                                  ===========      ============


Revenues

     Car and Truck Wash Services

Revenues for the three months ended March 31, 2004 were $10.8 million as compared to $11.5 million for the three months ended March 31, 2003, a decrease of $0.7 million or 6%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $10.8 million of revenues for the three months ended March 31, 2004, $8.9 million or 82% was generated from car wash and detailing, $0.9 million or 9% from lube and other automotive services, and $1.0 million or 9% from fuel and merchandise sales. Of the $11.5 million of revenues for the three months ended March 31, 2003, $9.6 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of three of our car wash locations and a lube facility during 2003; the temporary closure of a car wash location in Arizona due to fire damage; continued unfavorable weather trends within the Northeast and Texas regions; and the impact of a slower economy. Overall car wash volumes declined 10.6% in the first quarter of 2004 as compared to the first quarter of 2003, including 5.1% from the closing or divesting of the three car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.42 in 2004, from $13.84 in 2003. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is primarily the result of the addition of higher quality merchandise in our car wash lobbies.

     Security Products

Revenues for the three months ended March 31, 2004 were $1.9 million comprised of approximately $1.2 million from the Electronic Surveillance Products Division and approximately $672,000 from the Consumer Products Division. Revenues for the three months ended March 31, 2003 were approximately $1.1million, comprised of $400,000 from the Electronic Surveillance Products Division and $700,000 from the Consumer Products Division. The increase in revenues within the Electronic Surveillance Products Division is due principally to growth in sales to security systems installers and sales generated by Vernex, which was acquired in September 2003.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues for the three months ended March 31, 2004 were $7.8 million, or 72% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. Cost of revenues for the three months ended March 31, 2003 were $8.3 million, or 72% of revenues, with car washing and detailing costs at 70% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues.

     Security Products

During the three months ended March 31, 2004 cost of revenues were $1.2 million or 63% of revenues as compared to $654,000 or 58% of revenues for the three months ended March 31, 2003. The increase in cost of revenues in 2004 is principally due to the growth in the Electronic Surveillance Products Division which has gross profit margins typically lower than the Consumer Products Division. Additionally, with the acquistion of Vernex, a manufacturer and retailer of electronic security monitors, the Company increased its sales of monitors which are typically sold at lower profit margins than other electronic surveillance equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 were $2.5 million compared to $2.2 million for the same period in 2003. SG&A expenses as a percent of revenues were 19.5% for the three months ended March 31, 2004 as compared to 17.6% in the first quarter of 2003. The increase in SG&A costs is primarily the result of the growth in the Electronic Surveillance Products Division which added an additional $195,000 of SG&A costs in 2004. The Company also incurred approximately $43,000 of legal fees through March 31, 2004 related to the investigation being conducted by the United States Securities and Exchange Commission ( See Note 6 of the accompanying notes to consolidated financial statements.) These increases in costs were partially offset by certain temporary cost saving measures initiated in March of 2004, including reductions in payroll and other administrative costs.


Depreciation and Amortization

Depreciation and amortization totaled $500,000 for the three months ended March 31, 2004 as compared to $485,000 for the same period in 2003.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2004 was $479,000 compared to $522,000 for the three months ended March 31, 2003. This decrease in interest expense was the result of a decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate, and a reduction in our outstanding debt as a result of normal principal payments.

Other Income

Other income for the three months ended March 31, 2004 was $112,000 compared to $82,000 for the three months ended March 31, 2003.

Income Taxes

The Company recorded tax expense of $122,000 and $193,000 for the three months ended March 31, 2004 and 2003, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.


                                  Risk Factors

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward-Looking Statements"). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These risks and uncertainties are set forth herein and in the Company's 2003 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the United States Securities and Exchange Commission. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward- Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations.

Our business plan poses risks for us. Our business objectives include expanding our Electronic Surveillance Products Division. We may also acquire additional car washes, if we can do so under advantageous terms. We have expended cash of approximately $900,000 since the inception of the electronic surveillance equipment division for capital expenditures and the acquisition costs of Micro-Tech and Vernex. Additionally, the inventory balance of the electronic surveillance equipment division at March 31, 2004 is $1.4 million. Our strategy involves a number of risks, including:

     i.   risks associated with growth;
     ii. risks associated with acquisitions and their integration into our Company;
     iii. risks associated with the recruitment and development of management and operating personnel;
     iv. risks of not being able to sell the electronic surveillance products in the quantities we have ordered from OEM manufacturers; and
     v. risks associated with the rapid product cycles and obsolescence of inventory in the electronic surveillance business.

If we are unable to manage one or more of these associated risks effectively, we may not fully realize our business plan.

Risk related to borrowings. Our borrowings as of March 31, 2004 were $30.6 million. Of the borrowings, $5.4 million is classified as current as it is due in less than twelve months. Our business plan is dependent on refinancing the debt as it becomes due. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth maintenance of certain unencumbered, cash and marketable securities balances, and the maintenance of certain debt coverage ratios on a consolidated level. At March 31, 2004, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration of the notes through April 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The Company is currently in compliance with these Bank One covenants as amended. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt coverage ratio") of 1.05 to 1 at March 31, 2004; 1.03 to 1 at June 30, 2004; and 1.05 to 1 at September 30, 2004 and December 31, 2004. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. The Company initiated certain temporary cost savings measures in March of 2004, including reductions in payroll expense and certain operating costs. These savings through March 31, 2004 totaled approximately $100,000. The Company sold or closed three unprofitable car wash facilities and a lube facility in 2003 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our cash flows are less than expected or debt service including interest expense increases more than expected and we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.3 million and GMAC debt totaling $11.4 million, including debt recorded as long-term debt at March 31, 2004, would become payable on demand.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depend largely on the achievement of adequate levels of cash flow. Our cash flow has been and can continue to be adversely affected by weather patterns and the economic climate. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions on favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

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

     We have reported net losses. We have reported net losses and working capital deficits, and we have expended substantial funds for acquisitions, equipment, and new business development. With the adoption of SFAS 142, Goodwill and Other Intangible Assets , on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. The Company cannot guarantee that there will not be impairments in subsequent reporting periods that will have a material impact on earnings and equity of the Company.

     We have a limited operating history regarding our Electronic Surveillance Products Division. We are expanding our line of electronic surveillance security products. We are incurring expenses to develop new products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic
Surveillance Products Division that may prevent the Company from selling them profitably, including, among others: risks associated with unanticipated problems in the acquired companies; risks inherent with our management having limited experience in electronic security product market; risks relating to the size and number of competitors in the electronic security product market, many of whom may be more experienced or better financed; risks associated with the costs of planned entry into new markets and expansion of product lines in old markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory prior to having orders for the inventory; risks related to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace; and risk related to the cost of product returns, warranties and customer support.

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

     We must maintain and replace our car wash equipment. Although we undertake to keep our car wash equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain and replace the equipment, any car wash could become inoperable or operate inefficiently resulting in a loss of revenue. Many of our car washes have older equipment which requires frequent repair or replacement.

     We must operate our locations safely. Our Consumer Products Division and Car and Truck Wash Segment utilize harsh chemicals in their operations. Though we train our personnel in safety, there is a risk of injury to our employees.

     We face risks associated with significant insurance claims. We maintain various insurance coverages for our assets and operations. These coverages include Property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company 's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $803,000 at March 31, 2004. If our loss experience is worse than expected, our cash assessments to the captive may be increased in the future. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If uncontrolled hazardous substances were found on our property, including leased property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

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

     Listing on the Nasdaq National Market. Our common stock is listed on the Nasdaq National Market with a bid price of $3.07 at the close of the market on May 3, 2004. The high and low sale prices per share for our common stock ranged from $1.78 to $2.29 during the first quarter ending March 31, 2004. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180 day grace period on the Nasdaq SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together "Nasdaq-Listed Stocks"). OTC companies may have limited product lines, markets or financial resources. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. The values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2003 as reported on our Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or are reasonablely likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings can be found in Note 6 Commitments and Contingencies.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.159 Amendment to Credit Agreement dated April 27, 2004, effective as of March 31, 2004 between Mace Security International, Inc., and Bank One Texas, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company's subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Eager Beaver Car Wash, Inc., are not being filed.)
          10.160 Termination Agreement dated April 21, 2004, between Mace Security International, Inc. and Fusion Capital Fund II, LLC.
          10.161 Stock Restriction Removal Agreement dated April 12, 2004, between Mace Security International, Inc. and Price Legacy Corporation.
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Current Reports on Form 8-K or 8-K/A:

          On March 12, 2004, the Company filed a report on Form 8-K dated March 12, 2004, under Item 7 and Item 12, to report the issuance of a press release announcing the Company's financial results for the fiscal quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Mace Security International, Inc.

                           BY:   /s/ Louis D. Paolino, Jr.
                                --------------------------
                                      Louis D. Paolino, Jr., Chairman,
                                      Chief Executive Officer and President

                           BY: /s/ Gregory M. Krzemien
                                ----------------------
                                   Gregory M. Krzemien, Chief Financial Officer

                           BY: /s/ Ronald R. Pirollo
                                --------------------
                                    Ronald R. Pirollo, Controller (Principal
                                    Accounting Officer)



DATE:   May 5, 2004

EXHIBIT INDEX

Exhibit No.         Description
-----------         ------------
10.159              Amendment  to   Credit  Agreement   dated  April  27,  2004,
                    effective  as  of  March  31,  2004  between  Mace  Security
                    International, Inc., and Bank One Texas, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company's subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full
                    Service Car Wash,  Inc.,  Mace Security  Products,  Inc. and
                    Eager Beaver Car Wash, Inc., are not being filed.)
10.160              Termination  Agreement  dated  April 21, 2004,  between Mace
                    Security  International,  Inc.  and Fusion  Capital Fund II,
                    LLC.
10.161              Stock Restriction  Removal  Agreement  dated April 12, 2004, between Mace Security  International,  Inc. and Price Legacy
                    Corporation.
31.1                Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.
31.2                Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.
32.1                Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.