Form 10-Q
period 2004-06-30
MACE SECURITY INTERNATIONAL INC
filed 2004-08-12
CIK 912607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED JUNE 30, 2004              COMMISSION FILE NO. 0-22810


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


Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).               Yes         No  X
                                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 10, 2004 there were 14,208,385 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

                        MACE SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2004

                                    CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                2

   Consolidated Balance Sheets - June 30, 2004  (Unaudited)
         and December 31, 2003                                               2

   Consolidated Statements of Operations (Unaudited) for the three
         months ended June 30, 2004 and 2003                                 4

   Consolidated Statements of Operations (Unaudited) for the six
         months ended June 30, 2004 and 2003.                                5

   Consolidated Statement of Stockholders' Equity
         for the six months ended June 30, 2004  (Unaudited)                 6

   Consolidated Statements of Cash Flows (Unaudited) for
         the six months ended June 30, 2004 and 2003                         7

   Notes to Consolidated Financial Statements (Unaudited)                    8

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  15

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk     33

Item 4 -     Controls and Procedures                                        33

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                              33

Item 2 -     Changes in Securities, Use of Proceeds and Issuer, Purchase
             of Equity Securities                                           33

Item 6 -     Exhibits and Reports on Form 8-K                               34

Signatures                                                                  35

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MACE SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                     (In thousands except share information)

                                                                   JUNE 30,    DECEMBER 31,
                                                                    2004         2003
                                     ASSETS                       ---------    ---------
                                                                 (Unaudited)

Current assets:
    Cash and cash equivalents                                     $  18,842    $   3,414
    Accounts receivable, less allowance for doubtful
       accounts of $322 and $263 in 2004 and 2003, respectively       1,669        1,531
    Inventories                                                       4,115        3,780
     Deferred income taxes                                              264          266
    Prepaid expenses and other current assets                         1,466        1,878
                                                                     ------       ------
Total current assets                                                 26,356       10,869
Property and equipment:
    Land                                                             31,891       31,391
    Buildings and leasehold improvements                             35,801       34,871
    Machinery and equipment                                          10,386       10,172
    Furniture and fixtures                                              450          447
                                                                     ------       ------
Total property and equipment                                         78,528       76,881
Accumulated depreciation                                            (11,653)     (10,738)
                                                                     ------       ------
Total property and equipment, net of accumulated depreciation        66,875       66,143



Goodwill                                                             10,623       10,623
Other intangible assets, net of accumulated amortization
    of $1,403 and $1,373 in 2004 and 2003, respectively               1,029          991
Deferred income taxes                                                    --        1,820
Other assets                                                            235          156
                                                                     ------       ------
TOTAL ASSETS                                                      $ 105,118    $  90,602
                                                                  =========    =========

                             SEE ACCOMPANYING NOTES.


                LIABILITIES AND STOCKHOLDERS' EQUITY                      JUNE 30,     DECEMBER 31,
                                                                            2004         2003
                                                                         -----------  ------------
                                                                         (UNAUDITED)

Current liabilities:
    Current portion of long-term debt and capital lease obligations      $   5,245    $   5,520
    Accounts payable                                                         1,765        2,658
    Income taxes payable                                                       340          172
    Deferred revenue                                                           364          402
    Accrued expenses and other current liabilities                           2,600        1,847
                                                                            ------       ------
Total current liabilities                                                   10,314       10,599

Long-term debt, net of current portion                                      24,681       25,591
Capital lease obligations, net of current portion                              112          175
Other liabilities                                                               --           25

Deferred income taxes                                                        1,325           --



Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                     --           --
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 14,208,385 and                         142          125
           12,451,771 in 2004 and 2003, respectively
    Additional paid-in capital                                              84,039       69,785
    Accumulated deficit                                                    (15,495)     (15,698)
                                                                            ------       ------
Total stockholders' equity                                                  68,686       54,212
                                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 105,118    $  90,602
                                                                         =========    =========

                             SEE ACCOMPANYING NOTES.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (In thousands except share information)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       2004            2003
                                                 -------------   -------------
Revenues:
    Car wash and detailing services              $      8,565    $      9,259
    Lube and other automotive services                    895           1,024
    Fuel and merchandise sales                          1,142             877
    Security products sales                             2,003           1,157
                                                       ------          ------
                                                       12,605          12,317
Cost of revenues:
    Car wash and detailing services                     6,126           6,706
    Lube and other automotive services                    703             810
    Fuel and merchandise sales                          1,000             768
    Security products sales                             1,317             646
                                                       ------          ------
                                                        9,146           8,930
Selling, general and administrative expenses            2,537           2,258
Depreciation and amortization                             493             489
Asset impairment charge                                    --             351
                                                       ------          ------

Operating income                                          429             289


Interest expense, net                                    (450)           (511)
Other (expense) income                                     (1)             85
                                                       ------          ------
Loss before income taxes                                  (22)           (137)


Income tax benefit                                         (8)            (49)
                                                       ------          ------
Net loss                                         $        (14)   $        (88)
                                                 ============    ============
Per share of common stock (basic and diluted):
Net loss                                         $       --      $      (0.01)
                                                 ============    ============
Weighted average shares outstanding:
Basic                                              13,495,889      12,406,805
Diluted                                            13,495,889      12,406,805


                             SEE ACCOMPANYING NOTES.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (In thousands except share information)

                                                        Six Months Ended
                                                             June 30,

                                                       2004           2003
                                                 ------------    -------------
Revenues:
    Car wash and detailing services              $     17,476    $     18,804
    Lube and other automotive services                  1,825           2,045
    Fuel and merchandise sales                          2,101           1,797
    Security products sales                             3,879           2,282
                                                       ------          ------
                                                       25,281          24,928
Cost of revenues:
    Car wash and detailing services                    12,413          13,411
    Lube and other automotive services                  1,407           1,587
    Fuel and merchandise sales                          1,826           1,563
    Security products sales                             2,498           1,300
                                                       ------          ------
                                                       18,144          17,861

Selling, general and administrative expenses            5,008           4,477
Depreciation and amortization                             994             975
Asset impairment charge                                    --             351
                                                       ------          ------

Operating income                                        1,135           1,264


Interest expense, net                                    (929)         (1,033)
Other income                                              111             167
                                                       ------          ------
Income before income taxes                                317             398


Income tax expense                                        114             144
                                                       ------          ------

Net income                                       $        203    $        254
                                                 ============    ============

Per share of common stock (basic and diluted):
Net income                                       $       0.02    $       0.02
                                                 ============    =============
Weighted average shares outstanding:
Basic                                              12,978,459      12,408,513
Diluted                                            13,389,706      12,411,656


                             SEE ACCOMPANYING NOTES.

                        MACE SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                     (In thousands except share information)

                                      NUMBER OF       PAR VALUE    ADDITIONAL
                                       COMMON         OF COMMON     PAID-IN     ACCUMULATED
                                       SHARES           STOCK       CAPITAL        DEFICIT        TOTAL
                                    ------------   -----------   ------------  ------------   ------------
Balance at December 31, 2003 .....    12,451,771   $       125   $    69,785   $   (15,698)   $     54,212
Exercise of common stock options .       428,456             4         1,840                         1,844
Common stock issued in purchase
  acquisition ....................        13,158          --              25                            25
Common stock issued for land
 and building ....................       250,000             2         1,561                         1,563
Sales of common stock, net
 of issuance costs of $241 .......     1,065,000            11         5,101                         5,112
Proceeds from removal of
 restriction on shares, net
 of income tax of $3,227                    --            --           5,727                         5,727
Net income .......................          --            --            --             203            203
Balance at June 30, 2004 .........    14,208,385   $       142   $    84,039   $   (15,495)   $    68,686
                                  ==============   ===========   ===========   ===========    ============


                             SEE ACCOMPANYING NOTES.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                              2004       2003
                                                           ---------------------
OPERATING ACTIVITIES
Net income                                                 $    203    $    254
Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                            994         975
       Provision for losses on receivables                       67          29
       Asset impairment charge                                   --         351
       Deferred income taxes                                     98         123
       Loss on disposal of fixed assets                          51           3
       Changes in operating assets and liabilities:
          Accounts receivable                                  (204)       (388)
          Inventories                                          (336)       (688)
          Accounts payable                                     (893)       (525)
          Deferred revenue                                      (38)        (43)
          Accrued expenses                                      747         308
          Income taxes                                          (10)        (92)
          Prepaid expenses and other assets                     433         480
                                                             ------      ------
Net cash provided by operating activities                     1,112         787

INVESTING ACTIVITIES
Purchase of property and equipment                             (384)       (463)
Payments for intangibles                                        (68)         (7)
Proceeds from sale of property and equipment                    149          --
Prepaid costs for future acquisitions                           (43)         --
                                                             ------      ------
Net cash used in investing activities                          (346)       (470)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations     (1,248)     (1,227)
Proceeds from issuance of common stock                        6,956          --
Proceeds from removal of restriction on shares                8,954          --
Payments to purchase stock                                       --         (14)
                                                             ------      ------
Net cash provided by (used in) financing activities          14,662      (1,241)
                                                             ------      ------
Net increase (decrease) in cash and cash equivalents         15,428        (924)
Cash and cash equivalents at beginning of period              3,414       6,189
                                                             ------      ------
Cash and cash equivalents at end of period                 $ 18,842    $  5,265
                                                           ========    =========


                             SEE ACCOMPANYING NOTES.

                        MACE SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

 3.    OTHER INTANGIBLE ASSETS

 The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                              JUNE 30, 2004                     DECEMBER 31, 2003

                                                    GROSS CARRYING                           GROSS
                                                        AMOUNT           ACCUMULATED        CARRYING       ACCUMULATED
                                                                        AMORTIZATION         AMOUNT        AMORTIZATION
                                                    --------------     -------------     -----------      -------------
   Amortized intangible assets:
       Non-compete agreement                        $        119       $        10       $      65        $       7
       Customer list                                          62                36              62               23
       Deferred financing costs                              404               172             390              158
                                                    --------------     -------------     -----------      -------------
   Total amortized intangible assets                         585               218             517              188
   Non-amortized intangible assets:
       Trademarks - Security Products Segment              1,731             1,175           1,731            1,175
       Service mark - Car and Truck Wash Segment             116                10             116               10
                                                    --------------     -------------     -----------      -------------
   Total non-amortized intangible assets                   1,847             1,185           1,847            1,185
                                                    --------------     -------------     -----------      -------------
   Total intangible assets                          $      2,432       $     1,403       $   2,364        $   1,373
                                                    ==============     =============     ===========      =============


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

                                                       2004       $73
                                                       2005        53
                                                       2006        39
                                                       2007        36
                                                       2008        26

4.   BUSINESS COMBINATIONS

On September 26, 2003, a wholly owned subsidiary within the Company's Security Products Segment acquired the inventory, certain other assets and the operations of Vernex, Inc., a manufacturer and retailer of electronic security monitors. Total consideration under the agreement was $213,000 cash for inventory, and further cash consideration based on sales performance for a twelve-month period subsequent to closing. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, BUSINESS COMBINATIONS. (also see Note 7, Subsequent Events)

5.  STOCK BASED COMPENSATION

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

At June 30, 2004, the Company had two stock based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                     2004              2003               2004             2003
                                               ----------------   ----------------   --------------   ------------
Net (loss) income, as reported                 $        (14)      $        (88)      $       203      $     254
Less: Stock-based compensation costs under
fair value based method for all awards                  (75)               (80)             (163)          (155)
                                               ----------------   ----------------   --------------   ------------
Pro forma net (loss) income                    $        (89)      $       (168)      $        40      $      99
                                               ================   ================   ==============   ============

Earnings per share - basic and diluted
    As reported                                $          -       $      (0.01)      $      0.02      $    0.02
    Pro forma                                  $      (0.01)      $      (0.01)      $         -      $    0.01


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in the quarter ended June 30, 2003: expected volatility of 24%; risk-free interest rate of 3.3%; and expected life of 10 years. In the quarter ended June 30, 2004, no options were granted.

6.   COMMITMENTS AND CONTINGENCIES

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

In July 2001, the Company filed a lawsuit in the Supreme Court of New York County of the State of New York against LTV Networks, Inc. ("LTV") to collect upon a promissory note in the amount of $100,000. In January 2002, defendant LTV filed an answer to the suit denying liability under the promissory note and making counterclaims. The Company filed a summary judgment motion that was granted in May of 2004. The Company received a judgment on the promissory note and the defendant's counterclaims were dismissed.

In May 2002, the Company was named as one of three defendants in a suit filed by Timothy Gamradt and Carla Gamradt in the United States District Court for the District of Minnesota. The litigation was dismissed without the Company paying any money.

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

In December 2003, one of the Company's car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the plaintiff is entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The Company's subsidiary is alleged to have been negligent in hiring, retaining and supervising the employee. The Company forwarded the suit to its insurance carrier for defense. The plaintiff has communicated that the case could be settled for $500,000. We do not anticipate that this claim will result in the payment of damages in excess of the Company's insurance coverage.

The Company has produced documents requested in a subpoena issued in connection with an investigation being conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The subpoena requested documents and information which would identify persons who knew of two transactions involving the Company prior to the Company's public announcement of the transactions. The transactions were announced by the Company on March 29, 1999 and were consummated in July of 1999. The subpoena also requested documents relating to the Company's dealings with two investment banking firms and certain of their employees. The Company intends to fully cooperate with the United States Securities and Exchange Commission's investigation. The Company has produced all documents that were requested and has not been contacted by the United States Securities and Exchange Commission regarding the investigation since February, 2004.

On July 20, 2004, the Company received a letter from the United States Securities and Exchange Commission. This letter requested that the Company voluntarily provide information and documents relating to Price Legacy Corporation's sale of 1,875,000 shares of the Company's common stock on the open market in April, 2004 and Price Legacy Corporation's payment of $8.95 million to the Company in exchange for the Company removing a sales restriction from 1,750,000 of the shares that were sold. The Company has voluntarily produced the information and documents requested. The Company intends to cooperate with the United States Securities and Exchange Commission in this matter.

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

7.   SUBSEQUENT EVENTS

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source(R)("IVS") and SecurityandMore(R)("S&M") from American Building Control, Inc. The Company paid approximately $5.6 million of cash comprised of approximately $1.86 million for inventory; $1.37 million for accounts recievable; $100,000 for equipment; $250,000 for current liabilities; and the remainder of $2.54 million allocated to goodwill and other intangible assets. S&M supplies video surveillance and security equipment and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS.

On July 29, 2004, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $3.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or make purchases less than $3.0 million in amount. As of August 11, 2004, the Company did not purchase any shares on the open market.

On August 3, 2004, the Company sold an exterior-only car wash facility in New Jersey. Proceeds from the sale of this facility, which was producing marginal cash flow, were approximately $645,000; slightly more than the site's net book value.

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

Financial information regarding the Company's segments is as follows (in thousands):

                                                                     CAR AND            SECURITY           CORPORATE
                                                                    TRUCK WASH          PRODUCTS           FUNCTIONS*
                                                                  ---------------    ---------------       ----------
           THREE MONTHS ENDED JUNE 30, 2004
           Revenues from external customers                       $     10,602       $      2,003        $        -
           Intersegment revenues                                  $         -        $          2        $        -
           Segment operating income (loss)                        $      1,253       $        (64)       $     (760)
           Segment assets                                         $     95,743       $      9,375        $        -
           Goodwill                                               $     10,381       $        242        $        -
           Capital Expenditures                                   $        215       $      1,542        $        3
           SIX MONTHS ENDED JUNE 30, 2004
           Revenues from external customers                       $     21,402       $      3,879        $        -
           Intersegment revenues                                  $         -        $          5        $        -
           Segment operating income (loss)                        $      2,709       $        (65)       $   (1,509)
           Capital Expenditures                                   $        350       $      1,548        $        3
           THREE MONTHS ENDED JUNE 30, 2003
           Revenues from external customers                       $     11,160       $      1,157        $        -
           Intersegment revenues                                  $          -       $         22        $         -
           Segment operating income (loss)                        $        983       $        (16)       $     (678)
           Capital Expenditures                                   $        249       $         64        $        -
           SIX MONTHS ENDED JUNE 30, 2003
           Revenues from external customers                       $     22,646       $      2,282        $        -
           Intersegment revenues                                  $          -       $         22        $        -
           Segment operating income (loss)                        $      2,663       $        (43)       $    (1,356)
           Capital Expenditures                                   $        389       $         75        $        -


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

10.  INCOME TAXES

The Company recorded income tax expense of $114,000 and $144,000 for the six months ended June 30, 2004 and 2003, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. During the quarter ended June 30, 2004, the Company received a payment of $8.95 million for the removal of a restriction on certain outstanding shares of the Company's stock (see Note 12, Equity). Although the transaction is taxable for Federal and State income tax purposes, no current or deferred income tax expense is reflected on the accompanying income statement due to the recording of the transaction as a contribution to capital, net of income tax of $3.2 million. The Company has sufficient net operating losses available to fully offset the taxable income generated from this event. A tax liability of $179,000 has been recorded for Federal Alternative Minimum Tax purposes.

11.  RELATED PARTY TRANSACTIONS

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation fifty percent owned by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President and fifty percent owned by Mr.
Paolino's father Louis D. Paolino, Sr., for Mace's executive offices in Mt. Laurel, New Jersey. Bluepointe, Inc. sold the building to an unrelated party in May, 2004. The lease terms, which were assumed by the new owner, were subject to a survey of local real estate market pricing and approval by the Company's Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot) were competitive when the lease was executed.

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjects, LLC is a company owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis
D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees total $31,659 at June 30, 2004.

From February 2000 through April 2002, the Company and Mark Sport, Inc. ("Mark Sport") were parties to a Management Agreement. Mark Sport is a Vermont corporation controlled by Jon E. Goodrich, a former director and current employee of the Company. Mr. Goodrich was a director from December 1987 through December 2003. Under the Management Agreement, as amended, Mark Sport operated the Company's Security Products Segment and received all profits or losses from January 1, 2000 to April 30, 2002 in exchange for certain payments to the Company. At March 31, 2004, Mark Sport owed the Company $127,000 in payments under the Management Agreement. In April 2004, the outstanding balance owed by Mark Sport to the Company was paid in full.

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

Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. At March 31, 2004, the balance owed on this promissory note was $82,100. In April 2004, the balance on the promissary note was paid in full.

From  January  1,  2003  through  June  30,  2004,   the  Company's   Electronic
Surveillance Products Division sold approximately $148,000 of electronic security equipment to two companies of which Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a partial owner of each company. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. Additionally, one of these companies was hired by the Company to install security cameras in four of the Company's car washes at an installation fee of $6,800. At June 30, 2004, the balance owed from these companies was approximately $21,000.

12.  EQUITY

On April 16, 2004, the Company received approximately $8.95 million in cash from Price Legacy Corporation (formerly Excel Legacy Holdings, Inc.) in exchange for the Company removing a contractual restriction that prohibited Price Legacy Corporation from selling 1,750,000 shares of the Company's common stock without the Company's approval. The Company recorded this transaction as a contribution to capital, net of related income taxes, in accordance with Accounting Principle Board Opinion No. 9. The proceeds will be used as part of working capital. Price Legacy Corporation purchased 125,000 restricted shares in July of 1999 and received 1,750,000 shares in October of 1999 in a transaction in which the Company purchased the car wash assets of Millennia Car Wash, LLC. Additionally, as part of the agreement, the Company agreed to indemnify Price Legacy Corporation against certain potential circumstances as a result of lifting the restriction. Management believes the fair value of this provision is negligible.

On April 20, 2004, the Company purchased a 20,000 square foot facility in Fort Lauderdale, Florida, to serve as its regional headquarters for the Electronic Surveillance Products Division. Consideration for the facility consisted of 250,000 registered shares of the Company's common stock.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion is terminated. Under the Master Facility Agreement, the Company had entered in to an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement to resolve a dispute that arose between the Company and Fusion. The dispute arose out of Fusion's claim that it was entitled to purchase approximately 690,000 shares of the Company's common stock at a price of $2.32 per share under the terms of the Equity Purchase Agreement. The Company's position was that Fusion did not have the right to purchase the 690,000 shares. On April 21, 2004, the dispute was resolved by the Company and Fusion entering into an agreement that provided (i) the Company sell to Fusion 150,000 registered shares of common stock at $2.32 per share, (ii) the Master Facility Agreement and Equity Purchase Agreement be terminated, and (iii) the Company has the unilateral right exercisable through May 31, 2004 to enter into a new common stock purchase agreement with Fusion for $10 million of common stock. The Company did not exercise its option. On April 22, 2004, Fusion purchased 150,000 shares of the Company's common stock at $2.32 per share, in accordance with the termination and release agreement.

On May 26, 2004, the Company completed a stock sale of 915,000 shares of the Company's common stock at a price of $5.47 per share with a private institution for a total capital investment of $5,005,050. Under the terms of the sale agreement, Mace also granted to the private institution a warrant dated May 26, 2004 to purchase 183,000 shares of the Company's common stock at a strike price of $7.50 per share exercisable immediately through its expiration date of May 26, 2009. The shares were sold in a private transaction under Regulation D of the Securities Act of 1933. Mace is obligated to register the shares for resale on a registration statement within 125 days. Pursuant to the registration rights agreement, the Company filed a registration statement on June 16, 2004 on Form S-3 and a first amendment to the Form S-3 on August 2, 2004. If the Company does not register the shares within the time required, it is obligated to pay a monthly penalty of $50,000 in the first month and $75,000 per month in subsequent months. The proceeds of this transaction strengthen the Company's capital structure and will provide additional cash for the development of new electronic surveillance products, future growth strategies and general working capital.

13. LONG-TERM DEBT, NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

At June 30, 2004, we had borrowings, including capital lease obligations, of approximately $30.0 million. We had letters of credit outstanding at June 30, 2004, totaling $1,051,000 as collateral relating to workers' compensation insurance policies and for the purchase of inventory related to our Security Products Segment. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, and the maintenance of certain debt service coverage ratios on a consolidated level. At June 30, 2004, we were not in compliance with our consolidated debt service coverage ratios related to our General Motors Acceptance Corp. ("GMAC") notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at June 30, 2004 and for measurement periods through July 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt service coverage ratio") of 1.03 to 1 at June 30, 2004; and 1.05 to 1 at September 30, 2004 and December 31, 2004. The Company was not in compliance with this Bank One covenant at June 30, 2004 as amended. The Company received a waiver of acceleration with respect to this debt service coverage ratio from Bank One through July 1, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to
1. Additionally, the Bank One Agreement contains a prohibition on incurring additional debt for borrowed money without the approval of Bank One. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

The Company sold or closed four unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and the first half of 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.2 million and GMAC debt totaling $11.2 million, including debt recorded as long-term debt at June 30, 2004, would become payable on demand.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                ----------------------------------   ----------------------------------
                                                     6/30/04           6/30/03            6/30/04          6/30/03
                                                ----------------   ---------------   ----------------   ---------------
      Numerator:

      Net (loss) income                         $         (14)     $         (88)    $         203      $         254
                                                ================   ===============   ================   ===============
      Denominator:

         Denominator for basic (loss) income
             per share - weighted average          13,495,889         12,406,805        12,978,459         12,408,513
             shares.........................
         Dilutive effect of options and
             warrants.........................              -                  -           411,247              3,143
                                                ----------------   ---------------   ----------------   ---------------
         Denominator for diluted
             (loss) income per share -
             weighted average shares..........     13,495,889         12,406,805        13,389,706         12,411,656
                                                ================   ===============   ================   ===============
         Basic and diluted (loss) income        $           -      $       (0.01)    $        0.02      $        0.02
               per share:                       ================   ===============   ================   ===============



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

Revenues from the Company's Security Products Segment are recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges billed are included in revenues; the cost of which is included in cost of goods sold.

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

GOODWILL

In accordance with SFAS 142, the Company completed annual impairment tests as of November 30, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company's annual impairment testing corresponds with the Company's determination of its annual operating budgets for the upcoming year. The Company's valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management's annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing  labor cost  percentages,  weather  trends  and  recent  and  expected operating  cost levels.  Estimating  cash flows  requires  significant  judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could impair recoverability of goodwill in the future and accordingly, the Company cannot guarantee that there will not be impairments in this or subsequent years.
Weather, particularly in our Northeast and Texas Regions, continues to negatively influence our year to date operating results. This negative influence may effect our future cash flow assumptions during our annual goodwill impairment testing at November 30, 2004, potentially resulting in further goodwill impairment charges.

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

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was approximately $1.0 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively. Income taxes paid were approximately $26,000 and $113,000 for the six months ended June 30, 2004 and 2003, respectively. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million in 2004.

                                  INTRODUCTION

REVENUES

     CAR AND TRUCK WASH SERVICES

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2004 for the Car and Truck Wash Segment were comprised of approximately 82% car wash and detailing, 8% lube and other automotive services, and 10% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather can and has had a significant impact on volume, and therefore revenue, at the individual locations. We believe that the geographic diversity of our operating locations helps mitigate the risk of adverse weather-related influence on our volume.

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

COST OF REVENUES

     CAR AND TRUCK WASH SERVICES

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages resulting from our services, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

SECURITY PRODUCTS

Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. Product return and warranty costs related to the new electronic security surveillance product business have been minimal in that the majority of customer product warranty claims are reimbursed by the supplier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We capitalize direct incremental costs associated with acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any capitalized expenditures (ie, due diligence and transaction costs) relating to proposed acquisitions that will not be consummated.

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

Cash and cash equivalents were $18.8 million at June 30, 2004. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 30% at June 30, 2004, and 37% at December 31, 2003. The improvement in the Company's Cash position and total debt to total capitalization ratio is directly related to equity infusions as noted below.

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

As of June 30, 2004, we had working capital of approximately $16.0 million. At December 31, 2003, working capital was approximately $270,000 including cash and cash equivalents of $3.4 million. The significant improvement in working capital at June 30, 2004 is primarily attributable to: 1) $8.95 million of proceeds received from the removal of a restriction on outstanding shares of the Company's common stock; 2) $5.1 million of proceeds, net of issuance costs, from the sale of 915,000 shares of the Company's common stock to a private institution and the sale of 150,000 shares of the Company's stock to Fusion under a Master Facility Agreement; and 3) $1.8 million of proceeds from the exercise of common stock options. Working capital was also positively affected by the renewal and reclassification to non-current liabilities of approximately $1.2 million of 15-year amortizing loans with Bank One. This was partially offset by reclassification to current liabilities of an additional loan for $290,000 which is up for renewal in April, 2005. The Company intends to renew this loan with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of loans in 2003 totaling $6.4 million and renewal of $1.2 million of loans in the first six months of 2004, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

During the six month period ending June 30, 2004 and 2003, we made capital expenditures of $350,000 and $389,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $750,000 for the year ending December 31, 2004. The Company believes its current cash balance at June 30, 2004 of $18.8 million and cash flow from operating activities in 2004 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2004, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $500,000 to $1million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2004 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In October 2002, we purchased a building as a warehouse, production and administrative facility for our new electronic surveillance products operations. In October 2003, we purchased additional warehouse and office space adjacent to the original facility. We financed a portion of the $885,000 total purchase price of our facility with a long-term mortgage of approximately $728,000. Additionally, we have spent approximately $4.9 million through June 30, 2004 in developing our Electronic Surveillance Products Division, including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. On July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. (See Note 7, Subsequent Events). We estimate capital expenditures for the Security Products Segment at approximately $2 million for the remainder of 2004, principally related to the purchase and furnishing of a facility in the Dallas, Texas area for our newly acquired S&M and IVS security operation. Approximately $1 million of the facility purchase price is expected to be financed. We intend to continue to expend significant cash for the purchasing of inventory as we introduce new electronic surveillance products in 2004 and for years subsequent to 2004. We expect inventory purchased to be funded with cash collected on current sales. The amount of capital that we will spend in 2004 and in years subsequent to 2004 is largely dependent on the marketing success we achieve in our Electronic Surveillance Products Division and our ability to raise additional capital. At June 30, 2004, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional electronic surveillance product inventory purchases. This revolving credit facility, subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement), and our cash balance of $18.8 million at June 30, 2004 will provide for growth in 2004. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing is currently adversely impacted by our stock price and our current debt coverage ratios on existing loans. We are reluctant to sell common stock at current prices as our market price is below our per share book value. For the twelve month period ended June 30, 2004 we would have been in default of certain of our debt covenants had we not obtained waivers. Our ability to obtain new financing will be limited if our stock price does not increase and our cash from operating activities does not improve. Currently, the Company cannot incur additional long term debt without the approval of its commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

     DEBT CAPITALIZATION AND OTHER FINANCING ARRANGEMENTS

At June 30, 2004, we had borrowings, including capital lease obligations, of approximately $30.0 million. We had three letters of credit outstanding at June 30, 2004, totaling $1,103,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, and the maintenance of certain debt service coverage ratios on a consolidated level. At June 30, 2004, we were not in compliance with our consolidated debt service coverage ratios related to our GMAC notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at June 30, 2004 and for measurement periods through July 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt service coverage ratio") of 1.03 to 1 at June 30, 2004; and 1.05 to 1 at September 30, 2004 and December 31, 2004. The Company was not in compliance with this Bank One covenant at June 30, 2004 as amended. The Company received a waiver of acceleration with respect to this debt service ratio from Bank One through July 1, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least
1.10 to 1.

The Company sold or closed four unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and the first half of 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.2 million and GMAC debt totaling $11.2 million, including debt recorded as long-term debt at June 30, 2004, would become payable on demand.

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

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2004 (in thousands):

                                                                PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------------------------
 CONTRACTUAL OBLIGATIONS                              LESS THAN     TWO TO THREE    FOUR TO FIVE      MORE THAN
                                        TOTAL         ONE YEAR          YEARS          YEARS         FIVE YEARS
                                     -----------------------------------------------------------------------------

 Long-term debt (1)                  $    29,786    $      5,105    $      4,824   $      11,465    $      8,392
 Capital leases                              252             140             112               -               -
 Minimum operating lease payments          4,148           1,105           1,328             698           1,017
 Product purchase commitments                249             249               -               -               -
                                     -----------------------------------------------------------------------------
                                     $    34,435    $      6,599    $      6,264   $      12,163    $      9,409
                                     =============   =============  ============== ===============  ==============

                                                             AMOUNTS EXPIRING PER PERIOD
                                     -----------------------------------------------------------------------------
 OTHER COMMERCIAL COMMITMENTS                         LESS THAN     TWO TO THREE       FOUR TO        MORE THAN
                                        TOTAL          ONE YEAR         YEARS        FIVE YEARS      FIVE YEARS
                                     -----------------------------------------------------------------------------
 Line of credit  (2)                 $        500    $        500   $          -   $           -    $          -
 Standby letters of credit                  1,051           1,051              -               -               -
                                     -------------   -------------  -------------- ---------------  --------------
                                     $      1,551    $      1,551   $          -   $           -    $          -
                                     =============   =============  ============== ===============  ==============

     (1) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period are expected to be approximately $1.76 million.

     (2) There were no borrowings outstanding under the Company's line of credit at June 30, 2004.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principle terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month: provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion has been terminated. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement to resolve a dispute that arose between the Company and Fusion. The dispute arose out of Fusion's claim that it was entitled to purchase approximately 690,000 shares of the Company's common stock at a price of $2.32 per share under the terms of the Equity Purchase Agreement. The Company's position was that Fusion did not have the right to purchase the 690,000 shares. On April 21, 2004, the dispute was resolved by the Company and Fusion entering into an agreement that provided (i) the Company sell Fusion 150,000 registered shares of common stock at $2.32 per share, (ii) the Master Facility Agreement and Equity Purchase Agreement are terminated, and (iii) the Company has the unilateral right exercisable through May 31, 2004 to enter into a new common stock purchase agreement with Fusion for $10 million of common stock. The Company did not exercise its option. On April 22, 2004, Fusion purchased 150,000 shares of the Company's common stock at $2.32 per share, in accordance with the termination and release agreement.

     CASH FLOWS

OPERATING ACTIVITIES. Net cash provided by operating activities totaled $1.1 million for the six months ended June 30, 2004 and was slightly greater than cash provided by operating activities of $.8 million in the same period in 2003. The Company realized an approximate $650,000 improvement in cash used in working capital accounts. The improvement in cash used in working capital accounts is mainly attributed to (i) a greater increase in 2003 in the Company's inventory and accounts receivable growth, primarily related to the Company's Electronic Surveillance Products Division, and (ii) a increase in accrued expenses. Growth in inventory and receivables was greater in 2003 as the Electronic Surveillance Products Division was in its initial growth phase.

INVESTING ACTIVITIES. Cash used in investing activities totaled $346,000 for the six months ended June 30, 2004 which includes $350,000 for capital expenditures relating to ongoing car care operations, and $31,000 for the Security Products Segment.

FINANCING ACTIVITIES. Cash provided by financing activities was $14.7 million for the six months ended June 30, 2004 which includes $7.0 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from removal of restrictions on shares; partially offset by routine principal payments on debt of $1.2 million.

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

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                        SIX MONTHS ENDED
                                                             JUNE 30,

                                                ------------------------------
                                                     2004             2003
                                                -------------     ------------
  Revenues                                        100.0  %         100.0  %
  Cost of revenues                                 71.8             71.7
  Selling, general and administrative expenses     19.8             17.9
  Depreciation and amortization                     3.9              3.9
  Asset impairment charge                             -              1.4
                                                -------------     ------------
  Operating income                                  4.5              5.1
  Interest expense, net                            (3.7)            (4.2)
  Other income                                      0.4              0.7
                                                -------------     ------------
  Income before income taxes                        1.2              1.6
  Income tax expense                                0.4              0.6
                                                -------------     ------------
  Net income                                        0.8  %           1.0  %
                                                =============     ============

REVENUES

     CAR AND TRUCK WASH SERVICES

Revenues for the six months ended June 30, 2004 were $21.4 million as compared to $22.6 million for the six months ended June 30, 2003, a decrease of $1.2 million or 5.5%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $21.4 million of revenues for the six months ended June 30, 2004, $17.5 million or 82% was generated from car wash and detailing, $1.8 million or 8% from lube and other automotive services, and $2.1 million or 10% from fuel and merchandise sales. Of the $22.6 million of revenues for the six months ended June 30, 2003, $18.8 million or 83% was generated from car wash and detailing, $2.0 million or 9% from lube and other automotive services, and $1.8 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of three of our car wash locations and a lube facility during 2003; the temporary closure of a car wash location in Arizona due to fire damage; continued unfavorable weather trends within the Northeast, Florida, and Texas regions; and the impact of a slower economy. Overall car wash volumes declined 10.4% in the first half of 2004 as compared to the first half of 2003, including 5% from the closing or divesting of car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.84 in 2004, from $14.37 in 2003. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services combined with the effect of a price increase in certain markets effective in March, 2004. The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes to increase as weather trends return to more historic levels of inclement weather resulting in an improvement in car wash and detailing revenue levels.

     SECURITY PRODUCTS

Revenues for the six months ended June 30, 2004 were $3.9 million comprised of approximately $2.5 million from the Electronic Surveillance Products Division and approximately $1.4 million from the Consumer Products Division. Revenues for the six months ended June 30, 2003 were approximately $2.3 million, comprised of $900,000 from the Electronic Surveillance Products Division and $1.4 million from the Consumer Products Division. The increase in revenues within the Electronic Surveillance Products Division is due principally to growth in sales to security systems installers and sales generated by Vernex, which was acquired in September 2003. Management expects revenues to continue to increase in this area as the Company expands its sales staff and marketing efforts.

COST OF REVENUES

     CAR AND TRUCK WASH SERVICES

Cost of revenues for the six months ended June 30, 2004 were $15.7 million, or 73% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the six months ended June 30, 2003 were $16.6 million, or 73% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues as a percent of revenues remained consistent by area in 2004 and 2003 despite the reduction in wash and detail revenues principally as a result of a reduction in direct labor costs of approximately $470,000 and improved workers compensation claims experience of approximately $400,000. We expect cost of revenues as a percent of revenues to decrease if car wash volumes improve.

     SECURITY PRODUCTS

During the six months ended June 30, 2004 cost of revenues were $2.5 million or 64% of revenues as compared to $1.3 million or 57% of revenues for the six months ended June 30, 2003. The increase in cost of revenues in 2004 is principally due to 1) the growth in the Electronic Surveillance Products Division which has gross profit margins typically lower than the Consumer Products Division; 2) an increase in sales of monitors, which are typically sold at lower profit margins than other electronic surveillance equipment, as a result the acquisition of Vernex, a manufacturer and retailer of electronic security monitors, and 3) an increase in sales to larger distributors and system installers at lower profit margins to gain market share. Management does not expect the cost of revenues as a percent of revenues to increase substantially from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2004 were $5.0 million compared to $4.4 million for the same period in 2003. SG&A expenses as a percent of revenues were 19.8% for the six months ended June 30, 2004 as compared to 17.9% in the first half of 2003. The increase in SG&A costs is primarily the result of the growth in the Electronic Surveillance Products Division which added an additional $452,000 of SG&A costs in 2004 in the areas of marketing costs and selling and administration personnel costs as additional staff were added to handle planned growth. The Company also incurred approximately $54,000 of legal fees through June 30, 2004 related to the investigation being conducted by the United States Securities and Exchange Commission (See Note 6 of the accompanying notes to consolidated financial statements.) These increases in costs were partially offset by certain temporary cost saving measures initiated in March , 2004, including reductions in payroll and other administrative costs. Management does not expect SG&A costs as a percent of revenues to substantially increase in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $994,000 for the six months ended June 30, 2004 as compared to $975,000 for the same period in 2003.

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

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the six months ended June 30, 2004 was $929,000 compared to $1.0 million for the six months ended June 30, 2003. This decrease in interest expense was the result of a slight decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate, and a reduction in our outstanding debt as a result of routine monthly principal payments. Management expects interest expense to continue to decline on existing debt as routine monthly principle payments are made.

OTHER INCOME

Other income for the six months ended June 30, 2004 was $111,000 compared to $167,000 for the six months ended June 30, 2003.The decrease in other income was primarily attributable to a $51,000 loss on the sale of one of our Arizona car wash locations in 2004.

INCOME TAXES

The Company recorded tax expense of $114,000 and $144,000 for the six months ended June 30, 2004 and 2003, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. During the quarter ended June 30, 2004, the Company received a payment of $8.95 million for removal of a restriction on certain outstanding shares of the Company's stock (see Note12, Equity). Although the transaction is taxable for Federal and State income tax purposes, no current or deferred income tax expense is reflected on the income statement due to the recording of the transaction as a contribution of capital, net of income tax of $3.2 million. The Company has sufficient net operating losses available to fully offset the taxable income generated from this event. A tax liability of $179,000 has been recorded for Federal Alternative Minimum Tax purposes.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES

     CAR AND TRUCK WASH SERVICES

Revenues for the three months ended June 30, 2004 were $10.6 million as compared to $11.2 million for the three months ended June 30, 2003, a decrease of $.6 million or 5%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $10.6 million of revenues for the three months ended June 30, 2004, $8.6 million or 81% was generated from car wash and detailing, $.9 million or 8% from lube and other automotive services, and $1.1 million or 11% from fuel and merchandise sales. Of the $11.2 million of revenues for the three months ended June 30, 2003, $9.3 million or 83% was generated from car wash and detailing, $1.0 million or 9% from lube and other automotive services, and $0.9 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of three of our car wash locations and a lube facility during 2003; the temporary closure of a car wash location in Arizona due to fire damage; continued unfavorable weather trends within the Northeast, Florida, and Texas regions; and the impact of a slower economy. Overall car wash volumes declined 10% in the second quarter of 2004 as compared to the same period of 2003, including 5% from the closing or divesting of car wash locations as noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.31 in 2004, from $14.98 in 2003. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies. Management expects volumes to increase as weather trends return to more normal levels of inclement weather resulting in an improvement in car wash and detailing revenue levels.

     SECURITY PRODUCTS

Revenues for the three months ended June 30, 2004 were $2.0 million comprised of approximately $1.3 million from the Electronic Surveillance Products Division and approximately $700,000 from the Consumer Products Division. Revenues for the three months ended June 30, 2003 were approximately $1.2 million, comprised of $529,000 from the Electronic Surveillance Products Division and $628,000 from the Consumer Products Division. The increase in revenues within the Electronic Surveillance Products Division is due principally to growth in sales to security systems installers and sales generated by Vernex, which was acquired in September 2003. Management expects revenues to continue to increase in this area as the Company expands its sales staff and marketing efforts.

COST OF REVENUES

     CAR AND TRUCK WASH SERVICES

Cost of revenues for the three months ended June 30, 2004 were $7.8 million, or 74% of revenues, with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended June 30, 2003 were $8.3 million, or 74% of revenues, with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues as a percent of revenues remained consistent by area in 2004 and 2003 despite the reduction in wash and detail revenues principally as a result of a reduction in direct labor costs of approximately $300,000 and improved workers compensation claims experience of approximately $285,000. We expect cost of revenues as a percent of revenues to decrease if car wash volumes improve.

SECURITY PRODUCTS

During the three months ended June 30, 2004 cost of revenues were $1.3 million or 66% of revenues as compared to $646,000 or 56% of revenues for the three months ended June 30, 2003. The increase in cost of revenues in 2004 is principally due to 1) the growth in the Electronic Surveillance Products Division which has gross profit margins typically lower than the Consumer Products Division. 2) an increase in sales of monitors, which are typically sold at lower profit margins than other electronic surveillance equipment as a result of an acquisition of Vernex, a manufacturer and retailer of electronic security monitors. 3) an increase in sales to larger distributors and installers at lower profit margins to gain market share. Management does not expect the cost of revenues to increase substantially from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2004 were $2.5 million compared to $2.3 million for the same period in 2003. SG&A expenses as a percent of revenues were 20.1% for the three months ended June 30, 2004 as compared to 18.3% in the second quarter of 2003. The increase in SG&A costs is primarily the result of the growth in the Electronic Surveillance Products Division which added an additional $253,000 of SG&A costs in 2004 in the areas of marketing costs and selling and administration personnel costs as additional staff were added to handle planned growth. Management does not expect SG&A costs as a percent of revenues to substantially increase in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $493,000 for the three months ended June 30, 2004 as compared to $489,000 for the same period in 2003.

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

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the three months ended June 30, 2004 was $450,000 compared to $511,000 for the three months ended June 30, 2003. This decrease in interest expense was the result of a slight decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate, and a reduction in our outstanding debt as a result of routine monthly principal payments. Management expects interest expense to continue to decline on existing debt as routine monthly principle payments are made.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended June 30, 2004 was expense of $1,000 compared to income of $85,000 for the three months ended June 30, 2003. The decrease was primarily attributable to a $51,000 loss on the sale of one of our Arizona car wash locations in 2004.

INCOME TAXES

The Company recorded tax benefits of $8,000 and $49,000 for the three months ended June 30, 2004 and 2003, respectively. Tax benefit reflects the recording of income taxes at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. During the quarter ended June 30, 2004, the Company received a payment of $8.95 million for removal of a restriction on certain outstanding shares of the Company's common stock (see Note 12, Equity). Although the transaction is taxable for Federal and State income tax purposes, no current or deferred income tax expense is reflected on the income statement due to the recording this transaction as a contribution to capital, net of income tax. The Company has sufficient net operating losses available to fully offset the taxable income generated from this event. A tax liability of $179,000 has been recorded for Federal Alternative Minimum Tax purposes.

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

GENERAL RISKS

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NEED TO SUBSTANTIALLY REDUCE THE SCALE OF OUR OPERATIONS AND CURTAIL OUR BUSINESS PLAN.

Our  business  plan  involves   growing   through   acquisitions   and  internal
development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for inventory and equipment purchases. Although we had positive working capital as of June 30, 2004, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our further capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we will need to substantially reduce the scale of our operations and curtail our business plan.

IF WE ARE NOT ABLE TO MANAGE GROWTH, OUR BUSINESS PLAN MAY NOT BE REALIZED.

Our business objectives include developing our Electronic Surveillance Products Division, both internally and through acquisitions. As such, our business plan is predicated on growth. If we succeed in growing, it will place significant burdens on our management and on our operational and other resources. For example, it may be difficult to assimilate the operations and personnel of an acquired business into our existing business; we must integrate management information and accounting systems of an acquired business into our current systems; our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns; we may enter markets in which we have limited prior experience; and we may lose key employees of an acquired business. We will also need to attract, train, motivate, retain, and supervise senior managers and other employees. If we fail to manage these burdens successfully, one or more of the acquisitions could be unprofitable, the shift of our management's focus could harm our other businesses, and we may be forced to abandon our business plan, which relies on growth.

IF WE VIOLATE THE FINANCIAL COVENANTS WITH OUR LENDERS, OUR BORROWINGS MAY BE ACCELERATED AND IF OUR LENDERS FORECLOSE ON OUR ASSETS WE COULD GO OUT OF BUSINESS.

Our bank debt borrowings as of June 30, 2004 were $30 million substantially all of which is secured with mortgages against certain of our real property. Of such borrowings, $5.2 million is classified as current as it is due in less than 12 months from June 30, 2004. Our business plan is dependent on refinancing this debt as it becomes due. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $11.2 million, $9.7 million of which was classified as non-current debt at June 30, 2004, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $14.2 million, $10.8 million of which was classified as non-current debt at June 30, 2004. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, and the maintenance of certain debt service coverage ratios on a consolidated level. The Bank One agreement contains a prohibition on incurring additional debt for borrowed money without the approval of Bank One. As security for our bank debt, we have encumbered 26 car washes, one truck wash and our facility in Hollywood, Florida with mortgages.

At June 30, 2004, we were not in compliance with our consolidated debt service coverage ratio related to our GMAC notes payable. GMAC granted us a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at June 30, 2004 and for measurement periods through July 1, 2005 and, accordingly, a portion of the GMAC notes payable were reflected as non-current in our financial statements at June 30, 2004.

As of March 31, 2004, we entered into amendments to our Bank One financial covenants and, as a result, we were in compliance at March 31, 2004. At June 30, 2004, we again were in violation of debt service coverage ratio contained in our term loan agreements with Bank One. We have obtained a waiver of acceleration from Bank One with respect to this debt service coverage ratio through July 1, 2005 and, accordingly, a portion of the Bank One notes payable were reflected as non-current in our financial statements at June 30, 2004.

Our ongoing ability to comply with the debt service coverage covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. If our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Bank One covenant, as amended, and need to seek additional waivers or amendments. If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $14.2 million and GMAC debt totaling $11.2 million, including debt recorded as long-term debt at June 30, 2004, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 26 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 84.7% of our total revenues in the first six months of 2004, would be severely impacted and we could be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and the price of our common stock may decline, or we may go out of business.

WE HAVE REPORTED NET LOSSES IN THE PAST. IF WE CONTINUE TO REPORT NET LOSSES, THE PRICE OF OUR COMMON STOCK MAY DECLINE, OR WE COULD GO OUT OF BUSINESS.

For the year ended December 31, 2003, we reported a net loss, although our business as a whole was cash flow positive. The majority of the reported losses in 2003 related to impairment charges of intangible assets, particularly goodwill, in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, which became effective on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be forced to record additional impairments in the future, which would materially reduce our earnings and equity.

IF WE LOSE THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR BUSINESS MAY SUFFER.

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement. Mr. Kramer is the chief operating officer of our car and truck wash segment, and our general counsel and secretary; Mr. Krzemien is our chief financial officer and treasurer; and Mr. Pirollo is our chief accounting officer and corporate controller. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis, and Mr. Pirollo is working on an at-will basis.

Without employment contracts, we may lose the services of any one or more of Messrs. Kramer, Krzemien or Pirollo, each of whom has been involved in our management for several years and would be difficult to replace. In addition, we do not maintain key-man life insurance policies on our executive officers.

IF OUR INSURANCE IS INADEQUATE, WE COULD FACE SIGNIFICANT LOSSES.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of our insurance program, including automobile, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. We maintain excess coverage through occurrence-based policies. Although our automobile, general liability, and workers' compensation policies are secured in a number of ways, and we believe such policies to be adequate, there can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. Furthermore, our business involves potentially dangerous chemicals and operations, and, accordingly, we face exposure to significant liabilities for injury. If our insurance coverage is exceeded by (or does not cover) a claim, we will have to pay the uncovered liability directly. In the event that we were required to directly pay a claim, our income would be significantly reduced, and in the event of a large claim, we could go out of business.

RISKS RELATED TO OUR SECURITY PRODUCTS SEGMENT

IF WE ARE NOT ABLE TO OPERATE OUR ELECTRONIC SURVEILLANCE PRODUCTS DIVISION EFFECTIVELY, OUR BUSINESS WILL SUFFER.

We expanded our line of security products in 2002 by adding the Electronic Surveillance Products Division. We are incurring expenses to develop this new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the new Electronic Surveillance Products Division that may prevent us from operating such division profitably, including, among others: risks associated with unanticipated liabilities of the acquired companies; risks inherent with our management having limited experience in the electronic security product market; risks relating to the size and number of competitors in the electronic security product market, many of whom may be more experienced or better financed; risks associated with the costs of entering into new markets and expansion of product lines in existing markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory before having orders for that inventory; risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; and risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace. We also expect that there will be costs related to product returns and warranties and customer support that we cannot quantify or accurately estimate until we have more experience in operating the new division.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. We design most of our security products and contract with independent suppliers to manufacture those products and deliver them to us. Certain of these products contain proprietary intellectual property of these independent suppliers. Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property. In addition, if an infringement by us were found to exist, we may attempt to acquire a license or right to use such technology or intellectual property. Most of our suppliers have agreed to indemnify us against any such infringement claim, but any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources.

IF OUR ORIGINAL EQUIPMENT MANUFACTURERS FAIL TO ADEQUATELY SUPPLY OUR PRODUCTS, OUR SECURITY PRODUCTS SALES MAY SUFFER.

Our products are manufactured on an OEM basis. Reliance upon OEMs, as well as industry supply conditions, generally involves several risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability).

We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

IF PEOPLE ARE INJURED BY OUR CONSUMER SAFETY PRODUCTS, WE COULD BE HELD LIABLE AND FACE DAMAGE AWARDS.

We face claims of injury allegedly resulting from our defense sprays, which we market as "non-lethal." For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. As the use of defense sprays by the public increases, we could be subject to additional product liability claims. We have a $25,000 deductible on our insurance policy, meaning that all such lawsuits, even unsuccessful ones, and ones covered by insurance, cost the company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of up to $26 million per occurrence. Based on the amount demanded in the case currently against us and our current insurance coverage, we do not believe that this potential liability is significant. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

IF GOVERNMENTAL REGULATIONS CHANGE OR ARE APPLIED DIFFERENTLY, OUR BUSINESS COULD SUFFER.

The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. Restrictions on the manufacture or use of consumer defense sprays may be enacted that would severely restrict the market for our products or increase our costs of doing business.

Some of our consumer defense spray manufacturing operations currently incorporate hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. We believe that we are in compliance with all current state and local statutes governing our handling and disposal of these hazardous materials, but if there are any changes in environmental permit or regulatory requirements, or if we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. We face a variety of potential environmental liabilities, including those arising out of improperly disposing waste oil or lubricants at our lube centers, improper maintenance of oil discharge ponds, which exist at two of our truck washes, and leaks from our underground oil storage tanks.

RISKS RELATED TO OUR CAR AND TRUCK WASH SEGMENT

IF CONSUMER DEMAND FOR OUR CAR WASH SERVICE DROPS, OUR BUSINESS WILL SUFFER.

Our revenues are primarily derived from our Car and Truck Wash Segment. As such, our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. Also, seasonal trends in some areas affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. It is also possible that general consumer demand for car wash services will decrease in the future.

WE FACE SIGNIFICANT COMPETITION AND IF WE CANNOT COMPETE EFFECTIVELY WE MAY LOSE MONEY AND THE VALUE OF OUR SECURITIES COULD DECLINE.

The car care industry is highly competitive. Competition is based primarily on location, customer service, available services, and price. We face competition from both inside and outside the car care industry, including gas stations, gasoline companies, automotive companies, specialty stores and convenience stores that offer automated car wash services. Because barriers to entry into the car care industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. In some cases, our competitors may have greater financial and operating resources than do we and we may lose customers and revenue to those competitors.

OUR CAR AND TRUCK WASH OPERATIONS FACE GOVERNMENTAL REGULATIONS AND IF WE ARE UNABLE TO COMPLY WITH THOSE REGULATIONS, OUR BUSINESS MAY SUFFER.

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

If uncontrolled hazardous substances were found on our property, including leased property, or if we were otherwise found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

IF OUR CAR WASH EQUIPMENT IS NOT MAINTAINED, OUR CAR WASHES WILL NOT BE
OPERABLE.

Many of our car washes have older equipment which requires frequent repair or replacement. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable resulting in a loss of revenue.

RISKS RELATED TO OUR STOCK

On May 26, 2004, we completed a private placement financing in which we sold to a private investor 915,000 shares of our common stock and warrants to purchase an aggregate of 183,000 shares of our common stock. We agreed to register for resale the shares of common stock and the shares issuable upon exercise of the warrants. By further increasing the number of shares of our common stock that may be sold into the market, this sale could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our stock price has been, and likely will continue to be, volatile.

The market prices for securities of companies quoted on The NASDAQ Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. That volatility depends upon many factors, some of which are beyond our control, including:

o announcements regarding the results of expansion or development efforts by us or our competitors;
o announcements regarding the acquisition of businesses or companies by us or our competitors;
o technological innovations or new commercial products developed by us or our competitors;
o    changes in our, or our Suppliers', intellectual property portfolio;
o issuance of new or changed securities analysts' reports and/or recommendations applicable to us;
o    additions or departures of our key personnel;
o    operating losses by us;
o actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and
o    our ability to maintain  our common  stock  listing on the Nasdaq  National
     Market.

One or more of these factors could cause a decline in our revenue and income or in the price of our common stock.

IF WE LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET, OUR STOCK WILL BECOME SIGNIFICANTLY LESS LIQUID AND ITS VALUE MAY BE AFFECTED.

Our common stock is listed on the NASDAQ National Market with a bid price of $3.04 at the close of the market on August 10, 2004. Although the recent closing prices of our stock have been well in excess of $1.00, earlier in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180 day grace period on the NASDAQ SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ National Market or the NASDAQ SmallCap Market (together "NASDAQ-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than NASDAQ-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

BECAUSE WE ARE A DELAWARE CORPORATION, IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, WHICH COULD AFFECT OUR STOCK PRICE.

We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an entity who is an "interested stockholder" for a period of three years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

If we issue our authorized preferred stock, the rights of the holders of our common stock may be affected and other entities may be discouraged from seeking to acquire control of our Company.

Our certificate of incorporation authorizes the issuance of up to 10 million shares of "blank check" preferred stock that could be designated and issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt. No shares of preferred stock are currently outstanding. It is not possible to state the precise effect of preferred stock upon the rights of the holders of our common stock until the board of directors determines the respective preferences, limitations, and relative rights of the holders of one or more series or classes of the preferred stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on common stock, to the extent dividends are payable on any issued shares of preferred stock, and restrictions on dividends on common stock if dividends on the preferred stock are in arrears, (ii) dilution of the voting power of the common stock to the extent that the preferred stock has voting rights, and (iii) the holders of common stock not being entitled to share in our assets upon liquidation until satisfaction of any liquidation preference granted to the holders of our preferred stock.

The "blank check" preferred stock may be viewed as having the effect of discouraging an unsolicited attempt by another entity to acquire control of us and may therefore have an anti-takeover effect. Issuances of authorized preferred stock can be implemented, and have been implemented by some companies in recent years, with voting or conversion privileges intended to make an acquisition of a company more difficult or costly. Such an issuance, or the perceived threat of such an issuance, could discourage or limit the stockholders' participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

OUR POLICY OF NOT PAYING CASH DIVIDENDS ON OUR COMMON STOCK COULD NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK.

We have not paid in the past, and do not expect to pay in the foreseeable future, cash dividends on our common stock. We expect to reinvest in our business any cash otherwise available for dividends. Our decision not to pay cash dividends may negatively affect the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

INTEREST RATE EXPOSURE

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results with respect to our fixed rate debt unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at June 30, 2004 and would have had the impact of increasing interest expense by approximately $175,000 in for the twelve months ending June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or are reasonablely likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 6 COMMITMENTS AND CONTINGENCIES.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER, PURCHASE OF EQUITY SECURITIES

The following table summarizes our equity security repurchases during the three months ended June 30, 2004:

                                                                                                       APPROXIMATE DOLLAR
                                                                             TOTAL NUMBER OF SHARE    VALUE OF SHARES THAT
                                                                               PURCHASED AS PART OF     MAY YET BE PURCHASED
          PERIOD                TOTAL NUMBER OF        AVERAGE PRICE PAID      PUBLICLY ANNOUNCED       UNDER THE PLANS OR
---------------------------    SHARES PURCHASED            PER SHARE           PLANS OR PROGRAMS          PROGRAMS (1)
                               ----------------        ------------------   ------------------------  ---------------------
 April 1 to April 30, 2004            -                        -                       -                       $    -

 May 1 to May 31, 2004                -                        -                       -                       $    -

 June 1 to June 30, 2004              -                        -                       -                       $    -
                            -----------------------  --------------------- ------------------------ -----------------------
                    Total             -                        -                       -                       $    -
                            =======================  ====================== ======================== =======================

(1) On July 29, 2004, the Company's Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of June 30, 2004, no shares had been repurchased under the program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

        * 3.7 The Company's Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)
        *10.162 Warrant dated May 26, 2004 to purchase 183,000 shares of the Company's common stock, issued to Selling Stockholder. (Exhibit 4.3 to the June 16, 2004 Form S-3)
        *10.163 Securities Purchase Agreement dated May 26, 2004 between the Company and the Purchasers set forth on the signature pages thereof (Exhibit 10.1 to the June 16, 2004 Form S-3)
        *10.164 Registration Rights Agreement dated May 26, 2004 between the Company and the Purchasers set forth on the signature pages thereof (Exhibit 10.2 to the June 16, 2004 Form S-3)
        *10.165 First Amendment to the Securities Purchase Agreement, dated June 8, 2004 (Exhibit 10.3 to the June 16, 2004 Form S-3)
        *10.166 Agreement for purchase and Sale of Assets by and among MDI Operating, L.P., American B Building Control, Inc., and Mace Security Products, Inc. (Exhibit 2.1 to the July 1, 2004 Form 8- K)
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *Incorporated by reference

        (b)     Current Reports on Form 8-K or 8-K/A:

                On May 5, 2004, the Company filed a report on Form 8-K dated May 5, 2004, under Item 7 and Item 12, to report the issuance of a press release announcing the Company's financial results for the fiscal quarter ended March 31, 2004.

                On May 28, 2004, the Company filed a report on Form 8-K dated May 26, 2004, under Item 5 and Item 7, to report the completion of a private placement of its common stock and warrants to a private institution.

                On July 13, 2004, the Company filed a report on Form 8-K dated July 1, 2004, under Item 2 and Item 7 to report the acquisition of assets of Industrial Vision Source ("IVS") and SecurityandMore ("S&M"). Historic financial statements of IVS and S&M and pro forma financial information of the Company required under "Item 7,: "Financial Statements and Exhibits" were filed on Form 8-K/A on August 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MACE SECURITY INTERNATIONAL, INC.

                        BY:/S/ LOUIS D. PAOLINO, JR.
                           -------------------------
                           Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

                        BY:/S/ GREGORY M. KRZEMIEN
                           -----------------------
                           Gregory M. Krzemien, Chief Financial Officer

                        BY:/S/ RONALD R. PIROLLO
                           ---------------------
                           Ronald R. Pirollo, Controller (Principal Accounting Officer)


DATE:   August 12, 2004

EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

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