Form 10-K/A
period 2003-12-31
MACE SECURITY INTERNATIONAL INC
filed 2004-09-24
CIK 912607

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                   FORM 10-K/A

                                 AMENDMENT NO. 2
                                 ---------------

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        (MARK ONE)

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE YEAR ENDED DECEMBER 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-22810
                                _____________

                        MACE SECURITY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                            03-0311630
               (State or Other Jurisdiction               (I.R.S. Employer
             of Incorporation or Organization)           Identification No.)

                 1000 CRAWFORD PLACE, SUITE 400                 08054
                        MT. LAUREL, N.J.                      (Zip Code)
            (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (856) 778-2300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                     Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $63,196,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2004. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2004, and (b) each stockholder that had informed Registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2004.

      The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of September 20, 2004 was 14,210,885.

================================================================================

INDEX TO FORM 10-K/A - PART II

PART II - Item 7    Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations.

PART II - Item 8    Financial Statements and Supplementary Data.

PART III - Item 15  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003. This Annual Report on Form 10-K/A is being filed solely to (i) amend and restate
Part II - Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations and (ii) amend the Financial Statements called for in
Item 8, specifically Footnotes 5, 10 and 21 to the Consolidated Financial Statements, which were previously filed with the Commission as part of the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004. Except for the additional information included in Item 7, Item 8 and
Item 15, this Amendment does not update information that was presented in the Company's original Annual Report on Form 10-K to reflect recent developments that have occurred since that date. Additional information about the Company can be found in other filings it has made with the Commission. This Form 10-K/A has been filed by the Company in response to a review by the Securities and Exchange Commission of the Company's 1934 Securities Exchange Act filings.

PART  II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2003, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

The following discussion includes Forward-Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed under Description of Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements included in Item 1 of this report.

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

In accordance with SFAS 142, the Company also completed annual impairment tests as of November 30, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3 of the Notes to Consolidated Financial Statements). Adverse business conditions could impair recoverability of goodwill in the future and accordingly, the Company cannot guarantee that there will not be impairments in subsequent years.

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

INCOME TAXES

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Weather can have and has had a significant impact on volume at the individual locations. The strength of the economy also has a significant impact on the volume at the car wash locations. We believe that the geographic diversity of our operating locations mitigates but does not remove the risks of adverse weather-related influence on our volume.

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

GOODWILL AND ASSET IMPAIRMENT CHARGES

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down impaired assets by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to poor demographics and increased competition in the geographic areas of these sites, their future expected cash flows would not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site's carrying value. The Company closed the facility effective September 30, 2003. We continue to market the remaining two sites for sale and have written down these two assets to their estimated fair market values.

The Company performs its annual impairment testing of Goodwill and Other Intangibles as of November 30 each year which corresponds with the Company's determination of its annual operating budgets for the upcoming year. The Company's valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management's annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. In the fourth quarter of 2003, as a result of this annual impairment test of

Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $3.4 million related to our Northeast region-reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flow as determined during our 2004 budgeting process, which we undertook in November, 2003. The projection of cash flow from the Northeast region-reporting unit was reduced because fewer cars were washed in 2003 than the Company had projected in November 2002 for 2003. We projected our car wash volume for 2003 based on the number of cars washed in the Northeast region-reporting unit in the previous four years. The Company believes that fewer cars were actually washed during 2003 as a result of more inclement weather than in 2002 and a slower economy. The Company anticipates that the volume of cars washed in the Northeast region will increase, if weather patterns return to the patterns existing in prior years.

OTHER INCOME

Other income consists largely of rental income received from renting out excess space at our car wash facilities, along with gains and losses on the sale of property and equipment.

INCOME TAXES

Income tax (benefit) expense reflects the recording of income taxes on (loss) income before cumulative effect of a change in accounting principle at effective rates of approximately 1%, 36%, and 37% for the years ended December 31, 2003, 2002, and 2001, respectively. In 2003, no income tax benefit was recorded for the Northeast region reporting unit impairment of approximately $3.4 million due to the non-deductibility of the related goodwill.

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

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     2003             2002             2001
                                                                                     ----             ----             ----
Revenues                                                                            100.0%           100.0%           100.0%

Cost of revenues                                                                     73.1             71.3             70.7
                                                                                    -----            -----            -----
Selling, general and administrative expenses                                         19.4             18.0             15.3

Depreciation and amortization                                                         4.0              4.2              5.8

Costs of terminated acquisitions                                                        -              0.1              0.3

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     2003             2002             2001
                                                                                     ----             ----             ----
Goodwill and asset impairment charges                                                 7.7              2.5                -
                                                                                     ----            -----              ---

Operating (loss) income                                                              (4.2)             3.9              7.9

Interest expense, net                                                                (4.0)            (4.8)            (6.0)

Other income                                                                          0.9              0.7              1.1
                                                                                     ----            -----              ---

(Loss) income from continuing operations before income taxes                         (7.3)            (0.2)             3.0

Income tax (benefit) expense                                                         (0.1)            (0.1)             1.1
                                                                                     ----            -----              ---

(Loss) income before cumulative effect of change in accounting principle             (7.2)            (0.1)             1.9

Cumulative effect of change in accounting principle, net of tax benefit                 -            (12.3)               -

Net (loss) income                                                                    (7.2)%          (12.4)%            1.9%
                                                                                     ====            =====              ===

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

Revenues for the year ended December 31, 2002 were $44.1 million as compared to $48.0 million for the year ended December 31, 2001, a decrease of $3.9 million or 8.1%. Of the $44.1 million of revenues for the year ended December 31, 2002, $36.7 million or 83% was generated from car wash and detailing, $4.2 million or 10% from lube and other automotive services, and $3.2 million or 7% from fuel and merchandise sales. Of the $48.0 million of revenues for the year ended December 31, 2001, $39.9 million or 83% was generated from car wash and detailing, $4.5 million or 9% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to the divesting of two of our car wash locations during 2001 combined with a departure from our historic revenue levels within our Northeast region due to the unusual lack of snow and pollen in the first six months of 2002 and increased rainfall in the quarter ending December 31, 2002. The Company also experienced more challenging weather within its Texas region for the quarters ended September 30 and December 31, 2002. Car wash volume declined 8.4% in 2002 from 2001. In addition to these declines in volume, the Company experienced a slight reduction in average wash and detailing revenues per car to $13.89 in 2002, from $13.90 per car in 2001. Despite management's continued focus on aggressively selling detailing and additional on-line car wash services, more aggressive coupon and discount promotions to encourage volume reduced the average revenue per car. As to the decline in revenues from lube and other automotive services, we discontinued the practice of providing a free wash to lube customers, resulting in decreased lube revenues but benefiting our overall site gross margin performance. The decline in fuel and merchandise revenues was the result of instituting certain minimum gross margin criteria which reduced fuel sales and the sale of certain low margin merchandise.

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

As of December 31, 2003, we had working capital of approximately $270,000. At December 31, 2002, working capital was a negative $2.2 million, including cash and cash equivalents of $6.2 million. The change in working capital at December 31, 2003 is primarily attributable to renewal and reclassification to non-current liabilities of approximately $6.4 million of 15-year amortizing loans with our current lender. This was partially offset by reclassification to current liabilities of approximately $3.2 million of additional loans due and up for renewal in June through October 2004. The Company intends to renew these loans with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of the above mentioned loans in 2003 totaling $6.4 million for a five year renewal period, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

During 2003 and 2002 we made capital expenditures of $872,000 and $1.4 million, respectively within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $500,000 for the year ending December 31, 2004. The Company believes its current cash balance at December 31, 2003 of $3.4 million and cash flow from operating activities in 2004 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2004, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $500,000 to $1,000,000. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2004 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

As of December 31, 2003, we maintain an unused $500,000 revolving credit facility with Bank One to provide financing for additional electronic surveillance product inventory purchases. This revolving credit facility, subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). We expect to fund working capital needs for the Security Products Segment, including inventory purchases, with cash collected on current sales and the line of credit.

The Company anticipates aggregate capital expenditures for the Security Products Segment in 2004 of approximately $1.5 million, exclusive of acquisitions of businesses and, if any, their related capital requirements. The principal component of the $1.5 million is necessary to meet the requirements for additional warehouse and office space for our Security Products business located in Hollywood, FL. The Company intends to fund this expenditure through a mortgage or, if a mortgage is not an alternative or the price of our common stock rises to a level which we deem to be advantageous, though the issuance of our Common Stock.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing is currently adversely impacted by our stock price and our current debt coverage ratios on existing loans. We are reluctant to sell common stock at current prices as our market price is below our per share book value. For the year ended 2003 we would have been in default of our debt covenants had we not obtained waivers and amendments of certain of our debt coverage ratios. Our ability to obtain new financing will be limited, if our stock price does not increase or our cash from operating activities does not improve. Currently, the Company cannot incur additional long term debt without the approval of its commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

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

During 2000 and 2001, we refinanced on a long term basis under favorable terms the majority of our short term debt related to our 1999 and 2000 acquisitions. Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth and the maintenance of certain debt coverage ratios on a consolidated level. At December 31, 2003, we were not in compliance with our consolidated debt coverage ratio related to our GMAC notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration of the notes through January 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements as of December 31, 2003. The Company is currently in compliance with these covenants as amended. The Company initiated certain temporary and permanent cost savings measures in March of 2003, including reductions in payroll expense and certain operating costs to enable it to maintain compliance with the Bank One consolidated debt coverage ratio. These savings through December 31, 2003 totaled approximately $425,000. Additional temporary and permanent cost saving measures were initiated in March of 2004, including further reductions in payroll expenses and certain operating costs, along with an increase in prices within the Car and Truck Wash Segment to enable the Company to maintain compliance with the Bank One consolidated debt coverage ratio. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service (collectively, the "debt coverage ratio") of 1.1 to 1 at December 31, 2003 and in the future. As of March 11, 2004, the preliminary operating results for the quarter ended March 31, 2004 indicate that we should meet the Bank One required debt coverage ratio as of March 31, 2004; however, we cannot provide assurance that favorable operating trends will continue through March 31, 2004. If we default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt totaling $14.9 million and GMAC debt totaling $11.6 million recorded as long-term debt at December 31, 2003 would become due on demand.

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

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2003 (in thousands):

                                                                        PAYMENTS DUE BY PERIOD

                                            TOTAL            2004         2005 - 2006      2007 - 2008      THEREAFTER
                                            -----            ----         -----------      -----------      ----------
CONTRACTUAL OBLIGATIONS

Long-term debt, including capital
leases (1)                                 $31,286          $5,520          $ 4,935          $11,273          $ 9,558

Minimum operating lease payments             4,853           1,280            1,582              870            1,121

Product Purchase Commitments                   107             107                -                -                -
                                           -------          ------          -------          -------          -------
                                           $36,246          $6,907          $ 6,517          $12,143          $10,679
                                           =======          ======          =======          =======          =======

                                                                     AMOUNTS EXPIRING PER PERIOD

                                           TOTAL          2004        2005 - 2006      2007 - 2008        THEREAFTER
                                           -----          ----        -----------      -----------        ----------
OTHER COMMERCIAL COMMITMENTS

Line of Credit (2)                         $  500        $  500          $   -           $    -              $   -

Standby Letters of Credit                     825           825              -                -                  -
                                           ------        ------          -----           ------              -----
                                           $1,325        $1,325          $   -           $    -              $   -
                                           ======        ======          =====           ======              =====

(1) Related interest obligations have been excluded from this maturity schedule. Our 2004 interest payments are expected to be approximately $1.8 million.

(2) There were no borrowings outstanding under the Company's line of credit at December 31, 2002 or 2003.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principle terms of the employment agreement include: an annual salary of $400,000; a car allowance not to exceed $1,500 per month: provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

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

      CASH FLOWS

Operating Activities. Net cash provided by operating activities totaled $137,000 for the year ended December

31, 2003 as compared to net cash provided by operating activities of $3.3 million for the year ended December 31, 2002. The reduction in net cash provided by operating activities in 2003 was principally due to increased net losses from operations in 2003 and a decrease in cash generated from the changes in working capital accounts of $2.3 million. The decrease in cash generated from working capital is mainly attributed to an increase in the Company's inventory and accounts receivable totaling $1.95 million, due primarily to the increase in inventory and accounts receivable related to the growth and expansion of the Company's new Electronic Surveillance Products Division. The increase in the loss from operations is mainly due to the expansion of the new Electronic Surveillance Products Division and the effect of increased inclement weather, especially in the Northeast and Texas regions, together with a slower economy, which negatively affected the Company's car count.

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

INTEREST RATE EXPOSURE

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at December 31, 2003 and would have had the impact of increasing interest expense by approximately $180,000 in 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent certified public accountants and Consolidated Financial Statements are included in Part IV, ITEM 15 of this Report beginning on page F-1.

PART IV - ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) The following documents are filed or incorporated by reference as part of this Form 10-K/A.

      1. FINANCIAL STATEMENTS

Report of the Independent Certified Accountants.

Consolidated Financial Statements of Mace Security International, Inc. for the years ended December 31, 2003, 2002, and 2001 including:

Consolidated Balance Sheets for the years ended December 31, 2003, 2002, and
2001;

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001;

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001;

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001; and

Notes to Consolidated Financial Statements.

      2. FINANCIAL STATEMENT SCHEDULE

The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission ("the Commission") are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      3. EXHIBITS

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

99.1  Financial Statements and Notes to Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         MACE SECURITY INTERNATIONAL, INC.

         By: /s/ Gregory M. Krzemien
             ________________________
         Gregory M. Krzemien
         Chief Financial Officer and Treasurer

DATED the 24th day of September, 2004.

                                  Exhibit Index

Exhibit           Description
-------           -------------
31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1              Financial Statements and Notes to Financial Statements