Form 10-Q
period 2004-09-30
MACE SECURITY INTERNATIONAL INC
filed 2004-11-12
CIK 912607

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2004             COMMISSION FILE NO. 0-22810

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 10, 2004 there were 14,253,632 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                        MACE SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                    CONTENTS

                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - September 30, 2004  (Unaudited)                   2
         and December 31, 2003

   Consolidated Statements of Operations (Unaudited) for the three
         months ended September 30, 2004 and 2003                                  4

   Consolidated Statements of Operations (Unaudited) for the nine
         months ended September 30, 2004 and 2003.                                 5

   Consolidated Statement of Stockholders' Equity
         for the nine months ended September 30, 2004  (Unaudited)                 6

   Consolidated Statements of Cash Flows (Unaudited) for
         the nine months ended September 30, 2004 and 2003                         7

   Notes to Consolidated Financial Statements (Unaudited)                          8

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        15

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk           32

Item 4 -     Controls and Procedures                                              32

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                                    33

Item 2 -     Changes in Securities, Use of Proceeds and Issuer, Purchase
             of Equity Securities                                                 33

Item 6 -     Exhibits and Reports on Form 8-K                                     34

Signatures                                                                        35

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MACE SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                     (In thousands except share information)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                      2004            2003
                                                                   -------------   ------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $  12,000        $   3,414
    Accounts receivable, less allowance for doubtful
       accounts of $514 and $263 in 2004 and 2003, respectively         3,321            1,531
    Inventories                                                         6,661            3,780
    Deferred income taxes                                                 265              266
    Prepaid expenses and other current assets                           2,424            1,878
                                                                    ---------        ---------
Total current assets                                                   24,671           10,869
Property and equipment:
    Land                                                               31,604           31,391
    Buildings and leasehold improvements                               37,134           34,871
    Machinery and equipment                                            10,882           10,172
    Furniture and fixtures                                                495              447
                                                                    ---------        ---------
Total property and equipment                                           80,115           76,881
Accumulated depreciation                                              (12,096)         (10,738)
                                                                    ---------        ---------
Total property and equipment, net of accumulated depreciation          68,019           66,143

Goodwill                                                               11,302           10,623
Other intangible assets, net of accumulated amortization
    of $1,449 and $1,373 in 2004 and 2003, respectively                 2,958              991
Deferred income taxes                                                       -            1,820
Other assets                                                              166              156
                                                                    ---------        ---------
TOTAL ASSETS                                                        $ 107,116        $  90,602
                                                                    =========        =========

                             See accompanying notes.

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            2004                2003
                                                                        -------------      -------------
                                                                         (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations     $       2,792      $       5,520
    Accounts payable                                                            3,174              2,658
    Income taxes payable                                                          261                172
    Deferred revenue                                                              337                402
    Accrued expenses and other current liabilities                              3,824              1,847
                                                                        -------------      -------------
Total current liabilities                                                      10,388             10,599

Long-term debt, net of current portion                                         27,039             25,591
Capital lease obligations, net of current portion                                  97                175
Other liabilities                                                                   -                 25
Deferred income taxes                                                           1,070                  -
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                         -                  -
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 14,253,632 and
           12,451,771 in 2004 and 2003, respectively                              143                125

    Additional paid-in capital                                                 84,103             69,785
    Accumulated deficit                                                       (15,724)           (15,698)
                                                                        -------------      -------------
Total stockholders' equity                                                     68,522             54,212
                                                                        -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     107,116      $      90,602
                                                                        =============      =============

                             See accompanying notes.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (In thousands except share information)

                                                         THREE MONTHS ENDED
                                                   ------------------------------
                                                           SEPTEMBER 30,
                                                       2004              2003
                                                   ------------      ------------
Revenues:
    Car wash and detailing services                $      7,898      $      8,276
    Lube and other automotive services                      894             1,089
    Fuel and merchandise sales                              997               925
    Security products sales                               6,858             1,607
                                                   ------------      ------------
                                                         16,647            11,897
Cost of revenues:
    Car wash and detailing services                       5,786             6,396
    Lube and other automotive services                      677               815
    Fuel and merchandise sales                              875               823
    Security products sales                               5,152               914
                                                   ------------      ------------
                                                         12,490             8,948
Selling, general and administrative expenses              3,620             2,346
Depreciation and amortization                               539               487
                                                   ------------      ------------
Operating (loss) income                                      (2)              116
Interest expense, net                                      (447)             (443)
Other income                                                 91                43
                                                   ------------      ------------
Loss before income taxes                                   (358)             (284)
Income tax benefit                                         (129)             (102)
                                                   ------------      ------------
Net loss                                           $       (229)     $       (182)
                                                   ============      ============
Per share of common stock (basic and diluted):
Net loss                                           $      (0.02)     $      (0.01)
                                                   ============      ============

Weighted average shares outstanding:
Basic                                                14,213,656        12,412,189
Diluted                                              14,213,656        12,412,189

                             See accompanying notes.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (In thousands except share information)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ------------------------------
                                                       2004              2003
                                                   ------------      ------------
Revenues:
    Car wash and detailing services                $     25,374      $     27,080
    Lube and other automotive services                    2,719             3,133
    Fuel and merchandise sales                            3,098             2,723
    Security products sales                              10,737             3,889
                                                   ------------      ------------
                                                         41,928            36,825
Cost of revenues:
    Car wash and detailing services                      18,199            19,806
    Lube and other automotive services                    2,084             2,402
    Fuel and merchandise sales                            2,701             2,387
    Security products sales                               7,650             2,214
                                                   ------------      ------------
                                                         30,634            26,809
Selling, general and administrative expenses              8,628             6,823
Depreciation and amortization                             1,533             1,462
Asset impairment charge                                       -               351
                                                   ------------      ------------
Operating income                                          1,133             1,380
Interest expense, net                                    (1,376)           (1,476)
Other income                                                202               210
                                                   ------------      ------------
(Loss) income before income taxes                           (41)              114
Income tax (benefit) expense                                (15)               42
                                                   ------------      ------------
Net (loss) income                                  $        (26)     $         72
                                                   ============      ============
Per share of common stock (basic and diluted):
Net (loss) income                                  $          -      $       0.01
                                                   ============      ============

Weighted average shares outstanding:
Basic                                                13,386,621        12,409,747
Diluted                                              13,386,621        12,422,952

                             See accompanying notes.

                        MACE SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                     (In thousands except share information)

                                      NUMBER OF   PAR VALUE  ADDITIONAL
                                       COMMON     OF COMMON   PAID-IN    ACCUMULATED
                                       SHARES      STOCK      CAPITAL      DEFICIT      TOTAL
                                      ----------  ---------  ----------  -----------  --------
Balance at December 31, 2003........  12,451,771   $  125  $     69,785  $  (15,698)  $ 54,212

Exercise of common stock options....     430,956        4         1,844                  1,848

Common stock issued in purchase
    acquisition.....................      55,905        -           193                    193

Common stock issued for land
and building........................     250,000        3         1,561                  1,564

Sales of common stock, net
 of issuance costs of $348..........   1,065,000       11         4,995                  5,006

Proceeds from removal of
restriction on shares, net
 of income tax of $3,227............           -        -         5,725                  5,725

Net loss............................                                            (26)       (26)
                                      ----------   ------  ------------  ----------   --------
Balance at September 30, 2004.......  14,253,632   $  143  $     84,103  $  (15,724)  $ 68,522
                                      ==========   ======  ============  ==========   ========

                             See accompanying notes.

                        MACE SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 ----------------------
                                                                                   2004          2003
                                                                                 --------      --------
OPERATING ACTIVITIES

Net (loss) income                                                                $    (26)     $     72
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                               1,533         1,462
        Provision for losses on receivables                                           143            53
         Asset impairment charge                                                        -           351
        Deferred income taxes                                                        (336)           32
        Loss on disposal of fixed assets                                               12             3
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (563)         (673)
          Inventories                                                              (1,022)       (1,101)
          Accounts payable                                                            516          (425)
          Deferred revenue                                                            (65)         (113)
          Accrued expenses                                                          1,775           887
          Income taxes                                                                 90          (121)
          Prepaid expenses and other assets                                          (468)         (101)
                                                                                 --------      --------
Net cash provided by operating activities                                           1,589           326

INVESTING ACTIVITIES

Acquisition of business                                                            (5,621)            -
Purchase of property and equipment                                                 (2,035)         (712)
Payments for intangibles                                                              (64)          (14)
Proceeds from sale of property and equipment                                          795             -
Prepaid costs for future acquisitions                                                 (25)            -
                                                                                 --------      --------
Net cash used in investing activities                                              (6,950)         (726)

FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations                           (1,859)       (1,835)
Proceeds from issuance of common stock                                              6,854             -
Gross proceeds from removal of restriction on shares                                8,952             -
Payments to purchase stock                                                              -           (14)
                                                                                 --------      --------
Net cash provided by (used in) financing activities                                13,947        (1,849)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                                8,586        (2,249)
Cash and cash equivalents at beginning of period                                    3,414         6,189
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $ 12,000      $  3,940
                                                                                 ========      ========

                             See accompanying notes.

                        MACE SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    NEW ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, the FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and the effects on its results of operations.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate those entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and the adoption of FIN 46R did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

3.    OTHER INTANGIBLE ASSETS

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                    SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                                 ------------------------  ------------------------
                                                  GROSS                     GROSS
                                                 CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                                  AMOUNT     AMORTIZATION   AMOUNT     AMORTIZATION
                                                 --------    ------------  --------    ------------
Amortized intangible assets:
    Non-compete agreement                         $   28       $   12        $   65      $    7
    Customer lists                                   699           57            62          23
    Product lists                                    590           15             -           -
    Deferred financing costs                         412          180           390         158
                                                  ------       ------        ------      ------
Total amortized intangible assets                  1,729          264           517         188
Non-amortized intangible assets:
    Trademarks - Security Products Segment         2,562        1,175         1,731       1,175
    Service mark - Car and Truck Wash Segment        116           10           116          10
                                                  ------       ------        ------      ------
Total non-amortized intangible assets              2,678        1,185         1,847       1,185
                                                  ------       ------        ------      ------
Total intangible assets                           $4,407       $1,449        $2,364      $1,373
                                                  ======       ======        ======      ======

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2004        $123
2005         166
2006         151
2007         148
2008         141

4.    BUSINESS COMBINATIONS

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source(R)("IVS") and SecurityandMore(R)("S&M") from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthers the Company's expansion of our Security Products Segment, and specifically the Electronic Surveillance Products Division. The acquisition also expands our presence in the southwestern part of the United States and provides us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.6 million of cash and the assumption of $280,000 of current liabilities. The purchase was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.57 million allocated to goodwill and other intangible assets. Of the $2.57 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $521,000 was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations.

The proforma financial information presented below gives effect to the IVS and S&M acquisition as if it had occurred as of the beginning of our fiscal year 2003. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2003 or results which may be achieved in the future. Unaudited proforma financial information is as follows (in thousands, except per shares amounts):

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                 ----------------------     ---------------------
                                   2004          2003         2004         2003
                                 --------      --------     --------     --------
Revenues                         $ 16,647      $ 17,027     $ 52,361     $ 53,679
Net (loss) income                $   (229)     $    115     $    115     $    807
Earnings per share-basic and
dilutive                         $  (0.02)     $   0.01     $   0.01     $   0.07

On August 3, 2004, the Company sold an exterior-only car wash facility in New Jersey. Proceeds from the sale of this facility, which was producing marginal cash flow, were approximately $645,000; slightly more than the site's net book value.

On September 26, 2003, a wholly owned subsidiary within the Company's Security Products Segment acquired the inventory, certain other assets and the operations of Vernex, Inc., a manufacturer and retailer of electronic security monitors. Total consideration under the agreement was $213,000 cash for inventory and the issuance of 42,747 registered shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations.

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

At September 30, 2004, the Company had two stock based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                2004         2003        2004        2003
                                               -------      -------      -----      -------
Net (loss) income, as reported                 $  (229)     $  (182)     $  (26)    $    72
Less: Stock-based compensation costs under
fair value based method for all awards             (92)        (151)       (255)       (307)
                                               -------      -------      ------     -------
Pro forma net loss                             $  (321)     $  (333)     $ (281)    $  (235)
                                               =======      =======      ======     =======
Earnings per share - basic
    As reported                                $ (0.02)     $ (0.01)     $    -     $  0.01
    Pro forma                                  $ (0.02)     $ (0.03)     $(0.02)    $ (0.02)
Earnings per share - diluted
    As reported                                $ (0.02)     $ (0.01)     $    -     $  0.01
    Pro forma                                  $ (0.02)     $ (0.03)     $(0.02)    $ (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in the quarter ended September 30, 2003: expected volatility of 22%; risk-free interest rates ranging from 3.74% to 4.45%; and expected life of 10 years. During the third quarter of 2004, 252,500 options were granted with expected volatility of 64%, risk-free interest rates ranging from 4.19% to 4.56%, and expected life of 10 years.

6.    COMMITMENTS AND CONTINGENCIES

In July 2002, the Company and its former president, Jon Goodrich, were named as defendants in a lawsuit in the Supreme Court of New York County of the State of New York filed by Armor Holdings, et al. The suit alleged that the Company and Mr. Goodrich had violated the non-compete terms of various agreements entered into in April 1998, which transferred certain of the Company's then lines of business to the plaintiff. This suit was dismissed by the plaintiff without payment.

In December 2003, one of the Company's car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the plaintiff is entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The Company's subsidiary is alleged to have been negligent in hiring, retaining and supervising the employee. The Company forwarded the suit to its insurance carrier for defense. The plaintiff has communicated that the case could be settled for $95,000.

The Company has produced documents requested in a subpoena issued in connection with an investigation that was conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The Company has produced all documents that were requested and has not been contacted by the United States Securities and Exchange Commission regarding the investigation since February, 2004. The Company intends to fully cooperate with the United States Securities and Exchange Commission's investigation.

On July 20, 2004, the Company received a letter from the United States Securities and Exchange Commission. This letter requested that the Company voluntarily provide information and documents relating to Price Legacy Corporation's sale of 1,875,000 shares of the Company's common stock on the open market in April, 2004 and Price Legacy Corporation's payment of $8.95 million to the Company in exchange for the Company removing a sales restriction from 1,750,000 of the shares that were sold. The Company supplied the information in August of 2004. The Company has not been contacted by the Securities and Exchange Commission since supplying the information. The Company intends to fully cooperate with the United States Securities and Exchange Commission in this matter.

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

7.    BUSINESS SEGMENTS INFORMATION

The Company currently operates in two segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, and lube services), fuel, and merchandise sales; and the Security Products Segment. The Security Products Segment is comprised of two operating divisions; the Electronic Surveillance Products Division and Consumer Products Division. The Consumer Products Division designs, markets and sells personal protection consumer products for use in home and automobile. The Electronic Surveillance Products Division designs, markets and sells cameras, digital video recorders (DVR's), and monitors.

Financial information regarding the Company's segments is as follows (in thousands):

                                                        CAR AND             SECURITY           CORPORATE
                                                       TRUCK WASH           PRODUCTS           FUNCTIONS *
                                                      -------------       -------------       ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers                       $      9,789       $      6,858        $         -
Intersegment revenues                                  $          -       $         30        $         -
Segment operating income (loss)                        $        912       $        (85)       $      (829)
Segment assets                                         $     88,568       $     18,548        $         -
Goodwill                                               $     10,381       $        921        $         -
Capital Expenditures                                   $        389       $      2,087        $         -
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers                       $     31,191       $     10,737        $         -
Intersegment revenues                                  $          -       $         35        $         -
Segment operating income (loss)                        $      3,621       $       (150)       $    (2,338)
Capital Expenditures                                   $        739       $      3,635        $         3
THREE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from external customers                       $     10,290       $      1,607        $         -
Intersegment revenues                                  $          -       $          -        $         -
Segment operating income (loss)                        $        728       $         29        $      (641)
Capital Expenditures                                   $        215       $         31        $         2
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from external customers                       $     32,936       $      3,889        $         -
Intersegment revenues                                  $          -       $         22        $         -
Segment operating income (loss)                        $      3,380       $        (14)       $    (1,986)
Capital Expenditures                                   $        604       $        106        $         2

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

9.  INCOME TAXES

The Company recorded income tax (benefit) expense of $(15,000) and $42,000 for the nine months ended September 30, 2004 and 2003, respectively. Income tax (benefit) expense reflects the recording of income taxes on (loss) income at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. During the quarter ended June 30, 2004, the Company received a payment of $8.95 million for the removal of a restriction on certain outstanding shares of the Company's stock (see Note 11, Equity). Although the transaction is taxable for Federal and State income tax purposes, no current or deferred income tax expense is reflected on the accompanying income statement due to the recording of the transaction as a contribution to capital, net of income tax of $3.2 million. Although the Company has sufficient Federal net operating losses available to fully offset the taxable income generated from this event, a tax liability of $179,000 has been recorded for Federal Alternative Minimum Tax purposes. Additionally, a $150,000 liability has been recorded for New Jersey Corporate income tax due to that state's 50% net operating loss limitation.

10.   RELATED PARTY TRANSACTIONS

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation fifty percent owned by Louis D. Paolino, Jr., Mace's Chairman, Chief Executive Officer and President and fifty percent owned by Mr. Paolino's father Louis D. Paolino, Sr. The lease was for Mace's executive offices in Mt. Laurel, New Jersey. Bluepointe, Inc. sold the building to an unrelated party in May, 2004. The lease terms, which were assumed by the new owner, were subject to a survey of local real estate market pricing and approval by the Company's Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot) were competitive when the lease was executed.

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjects, LLC is a company owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis
D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees total $31,659 at September 30, 2004.

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

The Company's Consumer Products Division leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provides for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009. The rent will increase by a CPI factor in November 2004. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Additionally, Vermont Mill borrowed a total of $228,671 from the Company through December 31, 2001. On February 22, 2002, Vermont Mill executed a three year promissory note with monthly installments of $7,061 including interest at a rate of 7%. At March 31, 2004, the balance owed on this promissory note was $82,100. In April 2004, the balance on the promissary note was paid in full.

From January 1, 2003 through September 30, 2004, the Company's Electronic Surveillance Products Division sold approximately $155,000 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At September 30, 2004, the balance owed from these companies to Mace was approximately $11,000.

11.   EQUITY

On April 16, 2004, the Company received approximately $8.95 million in cash from Price Legacy Corporation (formerly Excel Legacy Holdings, Inc.) in exchange for the Company removing a contractual restriction that prohibited Price Legacy Corporation from selling 1,750,000 shares of the Company's common stock without the Company's approval. The Company recorded this transaction as a contribution to capital, net of related income taxes, in accordance with APB Opinion No. 9. The proceeds will be used as part of working capital. Price Legacy Corporation purchased 125,000 restricted shares in July of 1999 and received 1,750,000 shares in October of 1999 in a transaction in which the Company purchased the car wash assets of Millennia Car Wash, LLC. Additionally, as part of the agreement, the Company agreed to indemnify Price Legacy Corporation against certain potential circumstances as a result of lifting the restriction. Management believes the fair value of this provision is negligible.

On April 20, 2004, the Company purchased a 20,000 square foot facility in Fort Lauderdale, Florida, to serve as its regional headquarters for the Electronic Surveillance Products Division. Consideration for the facility consisted of 250,000 registered shares of the Company's common stock.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion is terminated. Under the Master Facility Agreement, the Company had entered in to an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement under which the Company sold Fusion 150,000 registered shares of the Company's common stock at $2.32 per share and terminated the Equity Purchase Agreement.

On May 26, 2004, the Company completed a stock sale of 915,000 shares of the Company's common stock at a price of $5.47 per share to a private institution for a total capital investment of $5,005,050. Under the terms of the sale agreement, Mace also granted to the private institution a warrant dated May 26, 2004 to purchase 183,000 shares of the Company's common stock at a strike price of $7.50 per share exercisable immediately through its expiration date of May 26, 2009. The shares were sold in a private transaction under Regulation D of the Securities Act of 1933. Mace was obligated to register the shares for resale within 125 days. The shares were registered on September 28, 2004. The proceeds of this transaction strengthened the Company's capital structure and provide additional cash for the development of new electronic surveillance products, future growth strategies and general working capital.

On July 29, 2004, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of November 10, 2004, the Company did not purchase any shares on the open market.

12.   LONG-TERM DEBT, NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

At September 30, 2004, we had borrowings, including capital lease obligations, of approximately $29.9 million. We had letters of credit outstanding at September 30, 2004, totaling $908,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, and the maintenance of certain debt service coverage ratios on a consolidated level. At September 30, 2004, we were not in compliance with our consolidated debt service coverage ratios related to our General Motors Acceptance Corp. ("GMAC") notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company has received a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at September 30, 2004 and for measurement periods through October 1, 2005 and, accordingly, a portion of the GMAC notes payable were reflected as non-current in our financial statements at September 30, 2004. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt service coverage ratio") of 1.05 to 1 at September 30, 2004 and December 31, 2004. The Company's debt service coverage ratio was .96 to 1 at September 30, 2004 and accordingly was not in compliance with this Bank One covenant at September 30, 2004 as amended. The Company received a waiver of acceleration with respect to this debt service coverage ratio from Bank One through October 1, 2005 and, accordingly, a portion of the Bank One notes payable were reflected as non-current in our financial statements at September 30, 2004. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt service coverage ratio of at least 1.10 to 1. Additionally, the Bank One Agreement contains a prohibition on incurring additional debt for borrowed money without the approval of Bank One. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

The Company sold or closed five unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and the first nine months of 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $14.7 million and/or GMAC debt currently totaling $11.0 million, including debt recorded as long-term debt at September 30, 2004 would become payable on demand upon expiration of the current waivers.

13.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                               ------------------------------      ------------------------------
                                                   2004              2003              2004              2003
                                               ------------      ------------      ------------      ------------
Numerator:
Net (loss) income ........................     $       (229)     $       (182)     $        (26)     $         72
                                               ============      ============      ============      ============
Denominator:
   Denominator for basic (loss) income
       per share - weighted average
       shares ............................       14,213,656        12,412,189        13,386,621        12,409,747
   Dilutive effect of options and
       warrants ..........................                -                 -                 -            13,205
                                               ------------      ------------      ------------      ------------
   Denominator for diluted
       (loss) income per share -
       weighted average shares ...........       14,213,656        12,412,189        13,386,621        12,422,952
                                               ============      ============      ============      ============
Basic and diluted (loss) income per share:
Net (loss) income ........................     $      (0.02)     $      (0.01)          $     -      $       0.01
                                               ============      ============      ============      ============

The effect of options and warrants for periods in which we incurred a net loss have not been included as they would be anti-dilutive. The dilutive effect of options and warrants excluded were 1,266,281, 33,330, and 696,258 for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004, respectively.

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

Revenues from the Company's Security Products Segment are recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges billed are included in revenues; the cost of which is included in cost of revenues.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded.

GOODWILL

In accordance with SFAS 142, the Company completed annual impairment tests as of November 30, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company's annual impairment testing corresponds with the Company's determination of its annual operating budgets for the upcoming year. The Company's valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management's annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could impair recoverability of goodwill in the future and accordingly, the Company may record impairments in this or subsequent years. Weather, particularly in our Northeast and Texas Regions, continues to negatively influence our year to date operating results. This negative influence may affect our future cash flow assumptions during our annual goodwill impairment testing at November 30, 2004, potentially resulting in further goodwill impairment charges.

OTHER INTANGIBLE ASSETS

Other intangible assets consist primarily of deferred financing costs, customer lists, product lists, trademarks, and a registered national brand name. Prior to 2002, our trademarks and brand name were amortized on a straight line basis over 15 years. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks and brand name are considered to have indefinite lives, and as such, are no longer subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

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

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was approximately $1.4 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. Income taxes paid were approximately $231,000 and $132,000 for the nine months ended September 30, 2004 and 2003, respectively. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004.

                                  INTRODUCTION

REVENUES

      CAR AND TRUCK WASH SERVICES

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2004 for the Car and Truck Wash Segment were comprised of approximately 81% car wash and detailing 9% lube and other automotive services, and 10% fuel and merchandise.

The majority of revenues from our Car and Truck Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had and continues to have a significant impact on volume, and therefore revenue, at the individual locations. We believe that the geographic diversity of our operating locations helps mitigate the risk and impact of adverse weather-related influence on our volume.

      SECURITY PRODUCTS

Prior to the acquisition of Micro-Tech, the Company operated its Security Products Segment solely as the Consumer Products Division. The Company's Consumer Products operations manufacture and market personal security, and home and auto security products which are sold through retail stores, major discount stores, domestic and international distributors, and at the Company's car care facilities.

With the acquisition on August 12, 2002 of certain of the assets and operations of Micro-Tech, a manufacturer and retailer of electronic security and surveillance devices, the Company added an additional division to its Security Products Segment. The Company has added security cameras, closed-circuit monitors, digital video recording devices and related electronic security components (the Company's "Electronic Surveillance Products Division") to its line of well-known personal security products. The Company's Electronic Surveillance Products Division was further expanded in July of 2004 with the acquisition of Industrial Vision Source ("IVS") and SecurityandMore ("S&M"). IVS is a distributor of technologically advanced imaging components and video equipment and S&M supplies video surveillance and security equipment. The Company's electronic security products are manufactured to our specifications principally in Korea, China, and other foreign countries, and are labeled, packaged, and shipped ready for sale, to our warehouses in Ft. Lauderdale, Florida and Farmers Branch, Texas.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages resulting from our services, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

      SECURITY PRODUCTS

Cost of revenues within the Security Products Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. Product warranty costs related to the electronic security surveillance products business have been minimal in that the majority of customer product warranty claims are reimbursed by the supplier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We capitalize direct incremental costs associated with acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any expenditures relating to proposed acquisitions that will not be consummated. At September 30, 2004, the Company had approximately $25,000 of capitalized costs related directly to proposed acquisitions that were not yet consummated.

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

OTHER INCOME

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of property and equipment.

INCOME TAXES

Income tax (benefit) expense is derived from tax provisions for interim periods that are based on the Company's estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, fixed asset adjustments and changes to the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

Cash and cash equivalents were $12.0 million at September 30, 2004. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 30% at September 30, 2004, and 37% at December 31, 2003. The improvements in the Company's cash position and total debt to total capitalization ratio are directly related to equity infusions as noted below.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the electronic surveillance products business, and for equipment purchases and upgrades for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company's stock is at a desirable level.

As of September 30, 2004, we had working capital of approximately $14.3 million. At December 31, 2003, working capital was approximately $270,000 including cash and cash equivalents of $3.4 million. The significant improvement in working capital at September 30, 2004 is primarily attributable to: 1) $8.95 million of proceeds received from the removal of a restriction on outstanding shares of the Company's common stock; 2) $5.0 million of proceeds, net of issuance costs, from the sale of 915,000 shares of the Company's common stock to a private institution and the sale of 150,000 shares of the Company's stock to Fusion under a Master Facility Agreement; 3) $1.8 million of proceeds from the exercise of common stock options; and 4) $795,000 of proceeds from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Working capital was also positively affected by the renewal and reclassification to non-current liabilities of approximately $3.2 million of 15-year amortizing loans with Bank One. The above was partially offset by the use of $5.6 million of cash for the acquisition of IVS and S&M on July 1, 2004; capital expenditure investments to further growth within the Car and Truck Wash Segment and the Security Products Segment, as more fully detailed below; and the reclassification to current liabilities of an additional loan for $290,000 which is up for renewal in April, 2005. The Company intends to renew this loan with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of loans in 2003 totaling $6.4 million and renewal of $3.2 million of loans in the first nine months of 2004, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

During the nine month periods ending September 30, 2004 and 2003, we made capital expenditures of $739,000 and $604,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $900,000 for the year ending December 31, 2004. The Company believes its current cash balance at September 30, 2004 of $12.0 million and cash flow from operating activities in the remainder of 2004 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2004, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $500,000 to $1 million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2005 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

We have spent approximately $4.9 million through June 30, 2004 in developing our Electronic Surveillance Products Division, including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures of approximately $1.9 million for the purchase and furnishing of a new facility in the Dallas, Texas area for our newly acquired S&M and IVS security operations. Approximately $825,000 of the Dallas, Texas area facility purchase price was financed. We estimate capital expenditures for the Security Products Segment at approximately $100,000 for the remainder of 2004, principally related to improvements for the new facilities in Dallas, Texas and Ft. Lauderdale, Florida. We intend to continue to expend significant cash for the purchasing of inventory as we grow and introduce new electronic surveillance products in 2004 and for years subsequent to 2004. The amount of capital that we will spend in 2004 and in years subsequent to 2004 is largely dependent on the marketing success we achieve in our Electronic Surveillance Products Division. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At September 30, 2004, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional electronic surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at September 30, 2004, the full amount of the revolving credit facility is currently available. We believe our cash balance of $12.0 million at September 30, 2004 and the revolving credit facility will provide for growth in 2004 and 2005. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended September 30, 2004 we would have been in default on certain of our debt covenants had we not obtained waivers. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, the Company cannot incur additional long term debt without the approval of its commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

DEBT CAPITALIZATION AND OTHER FINANCING ARRANGEMENTS

At September 30, 2004, we had borrowings, including capital lease obligations, of approximately $29.9 million. We had three letters of credit outstanding at September 30, 2004, totaling $908,000 as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, and the maintenance of certain debt service coverage ratios on a consolidated level. At September 30, 2004, we were not in compliance with our consolidated debt service coverage ratios related to our GMAC notes payable and Bank One notes payable.

With respect to the GMAC notes payable, the Company has received a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at September 30, 2004 and for measurement periods through October 1, 2005. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") to debt service (collectively " the debt service coverage ratio") of 1.05 to 1 at September 30, 2004 and December 31, 2004. The Company's debt service coverage ratio was .96 to 1 at September 30, 2004 and accordingly was not in compliance with this Bank One covenant at September 30, 2004 as amended. The Company received a waiver of acceleration with respect to this debt service coverage ratio from Bank One through October 1, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1.

The Company sold or closed five unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and the first nine months of 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $14.7 million and GMAC debt currently totaling $11.0 million, including debt recorded as long-term debt at September 30, 2004, would become payable on demand upon expiration of the current waivers.

The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund our security business that we are attempting to grow. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2004 (in thousands):

                                                              PAYMENTS DUE BY PERIOD
                                    ----------------------------------------------------------------------------
                                                     LESS THAN     TWO TO THREE    FOUR TO FIVE      MORE THAN
CONTRACTUAL OBLIGATIONS  (1)           TOTAL         ONE YEAR          YEARS          YEARS         FIVE YEARS
--------------------------------    ------------   -------------   -------------  --------------   -------------
Long-term debt (2)                  $     29,715   $       2,675   $       5,630  $       12,275   $       9,135
Capital leases (2)                           213             117              96               -               -
Minimum operating lease payments           3,915           1,047           1,235             648             985
                                    ------------   -------------   -------------  --------------   -------------
                                    $     33,843   $       3,839   $       6,961  $       12,923   $      10,120
                                    ============   =============   =============  ==============   =============

                                                              AMOUNTS EXPIRING PER PERIOD
                                    ----------------------------------------------------------------------------
                                                     LESS THAN     TWO TO THREE    FOUR TO FIVE      MORE THAN
OTHER COMMERCIAL COMMITMENTS           TOTAL         ONE YEAR          YEARS          YEARS         FIVE YEARS
----------------------------        ------------   -------------   -------------  --------------   -------------
Line of credit  (3)                 $        500    $        500   $           -  $            -    $          -
Standby letters of credit                    908             908               -               -               -
                                    ------------   -------------   -------------  --------------   -------------
                                    $      1,408    $      1,408   $           -  $            -    $          -
                                    ============   =============   =============  ==============   =============

      (1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

      (2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.9 million.

      (3) There were no borrowings outstanding under the Company's line of credit at September 30, 2004.

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

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion has been terminated. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement under which the Company sold Fusion 150,000 registered shares of the Company's common stock at $2.32 per share and terminated the Equity Purchase Agreement.

      CASH FLOWS

Operating Activities. Net cash provided by operating activities totaled $1.6 million for the nine months ended September 30, 2004 and $326,000 in the same period in 2003. The Company generated approximately $263,000 in cash from working capital accounts. The cash provided by working capital was mainly due to an increase in accrued liabilities and accounts payable, offset by a growth in the Company's inventory and accounts receivable balances. Accounts receivable and inventory increased approximately $1.8 million and $2.9 million, respectively from December 31, 2003 to September 30, 2004. The increase in accounts receivable and inventory was due primarily to the acquisition of IVS and S&M on July 1, 2004 and internal growth within our existing Ft. Lauderdale, Florida based Electronic Security Products operation. The Company also incurred $1.5 million of non-cash depreciation and amortization expense. Net cash provided by operating activities totaled $326,000 for the nine months ended September 30, 2003. Cash provided by operating activities in 2003 was impacted primarily by reduced volume within the Car and Truck Wash Segment due to above average inclement weather in the Company's Texas and East operating regions and the purchasing of our initial inventory of electronic surveillance products.

Investing Activities. Cash used in investing activities totaled $7.0 million for the nine months ended September 30, 2004 which includes $5.6 million for the acquisition of IVS and S&M, $739,000 for capital expenditures relating to ongoing car care operations, and $1.3 million for the Security Products Segment. These expenditures were partially offset by proceeds of approximately $795,000 received from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Cash used in investing activities totaled $726,000 for the nine months ended September 30, 2003 which includes $606,000 for capital expenditures relating to ongoing car care operations, and $106,000 for the Security Products Segment.

Financing Activities. Cash provided by financing activities was $13.9 million for the nine months ended September 30, 2004 which includes $6.9 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from the removal of restrictions on shares; partially offset by routine principal payments on debt of $1.9 million. Cash used in financing activities was $1.8 million for the nine months ended September 30, 2003 which reflects routine principal payments on debt of $1.8 million and $14,000 for the purchase and retirement of shares of our common stock.

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

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   -----------------
                                                   2004        2003
                                                   -----       -----
Revenues                                           100.0%      100.0%
Cost of revenues                                    73.0        72.8
Selling, general and administrative expenses        20.6        18.5
Depreciation and amortization                        3.7         4.0
Asset impairment charge                                -         1.0
                                                    ----         ---
Operating income                                     2.7         3.7
Interest expense, net                               (3.3)       (4.0)
Other income                                         0.5         0.6
                                                    ----         ---
(Loss) income before income taxes                   (0.1)        0.3
Income tax (benefit) expense                           -         0.1
                                                    ----         ---
Net (loss) income                                   (0.1)%       0.2%
                                                    ====         ===

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the nine months ended September 30, 2004 were $31.2 million as compared to $32.9 million for the nine months ended September 30, 2003, a decrease of $1.7 million or 5.2%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $31.2 million of revenues for the nine months ended September 30, 2004, $25.4 million or 81% was generated from car wash and detailing, $2.7 million or 9% from lube and other automotive services, and $3.1 million or 10% from fuel and merchandise sales. Of the $32.9 million of revenues for the nine months ended September 30, 2003, $27.1 million or 82% was generated from car wash and detailing, $3.1 million or 10% from lube and other automotive services, and $2.7 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of five of our car wash locations and a lube facility during 2003 and the first nine months of 2004 and the accompanying reduction in car volume; and continued unfavorable weather trends within the Northeast, Florida, and Texas regions. Overall car wash volumes declined 10.5% in the first nine months of 2004 as compared to the first nine months of 2003, including a 4.6% volume decline from the closing or divesting of car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.07 in 2004, from $14.45 in 2003. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services combined with the effect of a price increase in certain markets effective in March, 2004. The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes to increase as weather trends return to more historic levels of inclement weather resulting in an improvement in car wash and detailing revenue levels.

      SECURITY PRODUCTS

Revenues for the nine months ended September 30, 2004 were $10.7 million comprised of approximately $8.6 million from the Electronic Surveillance Products Division and approximately $2.1 million from the Consumer Products Division. Revenues for the nine months ended September 30, 2003 were approximately $3.9 million, comprised of $1.8 million from the Electronic Surveillance Products Division and $2.1 million from the Consumer Products Division. The increase in revenues within the Electronic Surveillance Products Division is due principally to growth in sales to security systems installers and $4.5 million of sales generated by IVS and S&M, which were acquired in July of 2004, and by Vernex, which was acquired in September 2003. Management expects revenues to continue to increase in the Electronic Surveillance Products Division as the Company expands its sales staff and marketing efforts. Included in revenues from the Electronic Surveillance Products Division is approximately $725,000 of revenue from a major discount retailer that is not expected to reoccur in the fourth quarter of 2004.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the nine months ended September 30, 2004 were $23.0 million, or 74% of revenues, with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the nine months ended September 30, 2003 were $24.6 million, or 75% of revenues, with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues as a percent of revenues declined in 2004 as compared to 2003, despite the reduction in wash and detail revenues, principally as a result of a reduction in wash and detailing direct labor costs of approximately $735,000, improved workers' compensation claims experience, and the cost saving related to closing five unprofitable or marginally profitable car wash sites in 2003 and the first nine months of 2004. We expect cost of revenues as a percent of revenues to decrease if car wash volumes improve.

      SECURITY PRODUCTS

During the nine months ended September 30, 2004 cost of revenues were $7.65 million or 71% of revenues as compared to $2.2 million or 57% of revenues for the nine months ended September 30, 2003. The increase in cost of revenues in 2004 is principally due to 1) the growth in the Electronic Surveillance Products Division which has gross profit margins typically lower than the Consumer Products Division; 2) an increase in sales of monitors, which are typically sold at lower profit margins than other electronic surveillance equipment, 3) an increase in sales to larger distributors and system installers at lower profit margins to gain market share and; 4) the effect of an unfavorable physical inventory adjustment at September 30, 2004 which was identified and corrected by management subsequent to September 30, 2004. Management does not expect the cost of revenues as a percent of revenues to increase substantially from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $8.6 million compared to $6.8 million for the same period in 2003. SG&A expenses as a percent of revenues were 20.6% for the nine months ended September 30, 2004 as compared to 18.5% in the same period in 2003. The increase in SG&A costs is primarily the result of the growth in the Electronic Surveillance Products Division which added $1.6 million of SG&A costs in 2004. The SG&A cost increase in the Electronic Security Products Division was comprised of $857,000 related to the S&M and IVS business, including $105,000 of transition and integration costs, and increases in costs at the Company's existing Electronic Security Products Division. These increases were in the areas of marketing and selling costs, and administration personnel costs, as additional staff was added to handle planned growth. These increases in costs were partially offset by certain temporary cost saving measures initiated in March 2004, including reductions in payroll and other administrative costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $1.5 million for the nine months ended September 30, 2004 as compared to $1.5 million for the same period in 2003.

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

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the nine months ended September 30, 2004 was $1.4 million compared to $1.5 million for the nine months ended September 30, 2003. This decrease in interest expense was the result of a slight decrease in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate, and a reduction in our outstanding debt as a result of routine monthly principal payments. Management expects interest expense to begin to increase with the anticipated increase in the prime interest rate.

OTHER INCOME

Other income for the nine months ended September 30, 2004 was $202,000 compared to $210,000 for the nine months ended September 30, 2003.

INCOME TAXES

The Company recorded tax (benefit) expense of $(15,000) and $42,000 for the nine months ended September 30, 2004 and 2003, respectively. Tax (benefit) expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. During the quarter ended June 30, 2004, the Company received a payment of $8.95 million for removal of a restriction on certain outstanding shares of the Company's stock (see Note 11, Equity). Although the transaction is taxable for Federal and State income tax purposes, no current or deferred income tax expense is reflected on the income statement due to the recording of the transaction as a contribution of capital, net of income tax of $3.2 million. Although the Company has sufficient Federal net operating losses available to fully offset the taxable income generated from this event, a tax liability of $179,000 has been recorded for Federal Alternative Minimum Tax purposes. Additionally, a $150,000 liability has been recorded for New Jersey Corporate income tax due to that state's 50% net operating loss limitation.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER, 2004
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the three months ended September 30, 2004 were $9.8 million as compared to $10.3 million for the three months ended September 30, 2003, a decrease of $.5 million or 5%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $9.8 million of revenues for the three months ended September 30, 2004, $7.9 million or 81% was generated from car wash and detailing, $.9 million or 9% from lube and other automotive services, and $1.0 million or 10% from fuel and merchandise sales. Of the $10.3 million of revenues for the three months ended September 30, 2003, $8.3 million or 80% was generated from car wash and detailing, $1.1 million or 11% from lube and other automotive services, and $0.9 million or 9% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of four of our car wash locations and a lube facility during 2003 and the first nine months of 2004 and the accompanying reduction in car volume; and continued unfavorable weather trends within the Northeast, Florida, and Texas regions. Overall car wash volumes declined 10.6% in the third quarter of 2004 as compared to the same period of 2003, including a 3.7% decline in volume from the closing or divesting of car wash locations as noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.59 in 2004, from $14.59 in 2003. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. Management expects volumes to increase as weather trends return to more normal levels of inclement weather.

      SECURITY PRODUCTS

Revenues for the three months ended September 30, 2004 were $6.9 million comprised of approximately $6.1 million from the Electronic Surveillance Products Division and approximately $778,000 from the Consumer Products Division. Revenues for the three months ended September 30, 2003 were approximately $1.6 million, comprised of $840,000 from the Electronic Surveillance Products Division and $770,000 from the Consumer Products Division. The increase in revenues within the Electronic Surveillance Products Division is due principally to growth in sales to security systems installers and $4.5 million of sales generated by IVS and S&M which was acquired on July 1, 2004, and by Vernex, which was acquired in September 2003. Included in revenues from the Electronic Surveillance Division is approximately $725,000 of revenue from a major discount retailer that is not expected to reoccur in the fourth quarter of 2004. Management expects revenues to continue to increase in this area as the Company expands its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the three months ended September 30, 2004 were $7.3 million, or 75% of revenues, with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended September 30, 2003 were $8.0 million, or 78% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues as a percent of revenues declined in 2004 as compared to 2003 despite the reduction in wash and detail revenues principally as a result of a reduction in direct wash and detailing labor costs of approximately $263,000, improved workers' compensation claims experience and the cost savings of closing five unprofitable or marginally profitable car wash sites in 2003 and the first nine months of 2004. We expect cost of revenues as a percent of revenues to decrease if car wash volumes improve.

SECURITY PRODUCTS

During the three months ended September 30, 2004 cost of revenues were $5.15 million or 75% of revenues as compared to $914,000 or 57% of revenues for the three months ended September 30, 2003. The increase in cost of revenues in 2004 is principally due to 1) the growth in the Electronic Surveillance Products Division which has gross profit margins typically lower than the Consumer Products Division; 2) an increase in sales of monitors which are typically sold at lower profit margins than other electronic surveillance equipment 3) an increase in sales to larger distributors and installers at lower profit margins to gain market share and; 4) the affect of an unfavorable physical inventory adjustment at September 30, 2004. Management does not expect the cost of revenues to increase substantially from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2004 were $3.6 million compared to $2.3 million for the same period in 2003. SG&A expenses as a percent of revenues were 21.7% for the three months ended September 30, 2004 as compared to 19.7% in the third quarter of 2003. The increase in SG&A costs is primarily the result of the growth in the Electronic Surveillance Products Division which added an additional $1.1 million of SG&A costs in 2004.The SG&A cost increase in the Electronic Security Products Division was comprised of $857,000 related to the S&M and IVS business, including $105,000 of transition and integration costs and increases in costs of the Company's existing Electronic Security Products Division. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff were added to handle planned growth. Management does not expect SG&A costs as a percent of revenues to substantially increase in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $539,000 for the three months ended September 30, 2004 as compared to $487,000 for the same period in 2003. The increase was primarily related to IVS and S&M which was acquired on July 1, 2004.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the three months ended September 30, 2004 was $447,000 compared to $443,000 for the three months ended September 30, 2003.

OTHER INCOME

Other income for the three months ended September 30, 2004 was $91,000 compared to income of $43,000 for the three months ended September 30, 2003.

INCOME TAXES

The Company recorded tax benefits of $129,000 and $102,000 for the three months ended September 30, 2004 and 2003, respectively. Tax benefit reflects the recording of income taxes at an effective rate of approximately 36% in both 2004 and 2003. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

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

GENERAL RISKS

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NEED TO SUBSTANTIALLY REDUCE THE SCALE OF OUR OPERATIONS AND CURTAIL OUR BUSINESS PLAN.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for inventory and equipment purchases. Although we had positive working capital as of September 30, 2004, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our further capital needs, we will be required to raise additional funds through bank borrowings and significant additional equity and/or debt financing, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we will need to substantially reduce the scale of our operations and curtail our business plan.

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

Our bank debt borrowings as of September 30, 2004 were $29.9 million substantially all of which is secured with mortgages against certain of our real property. Of such borrowings, $2.8 million is classified as current as it is due in less than 12 months from September 30, 2004. Our business plan is dependent on refinancing this debt as it becomes due. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $11.0 million, $13.1 million of which was classified as non-current debt at September 30, 2004, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $14.7 million, $10.2 million of which was classified as non-current debt at September 30, 2004. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, and the maintenance of certain debt service coverage ratios on a consolidated level. The Bank One agreement contains a prohibition on incurring additional debt for borrowed money without the approval of Bank One. None of our other agreements contain such a prohibition. As security for our bank debt, we have encumbered 26 car washes, one truck wash and our facility in Hollywood, Florida with mortgages.

At September 30, 2004, we were not in compliance with our consolidated debt service coverage ratio related to our GMAC notes payable. GMAC granted us a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at September 30, 2004 and for measurement periods through October 1, 2005 and, accordingly, a portion of the GMAC notes payable were reflected as non-current in our financial statements at September 30, 2004. If we are not able to increase our debt coverage ratio to at least 1.25:1, or we cannot obtain further waivers, the GMAC notes may be reflected as current and our stock price may decline.

As of March 31, 2004, we entered into amendments to our Bank One financial covenants and, as a result, we were in compliance at March 31, 2004. At September 30, 2004, we again were in violation of the debt service coverage ratio contained in our term loan agreements with Bank One. We have obtained a waiver of acceleration from Bank One with respect to this debt service coverage ratio through October 1, 2005 and, accordingly, a portion of the Bank One notes payable were reflected as non-current in our financial statements at September 30, 2004. If we are unable to satisfy the Bank One Covenants in the future or obtain further waivers, the Bank One notes may be reflected as current and our stock price may decline.

Our ongoing ability to comply with the debt service coverage covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. If our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Bank One covenant, as amended, and need to seek additional waivers or amendments. If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $14.7 million and GMAC debt totaling $11.0 million, including debt recorded as long-term debt at September 30, 2004, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to

26 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 74.4% of our total revenues in the first nine months of 2004, would be severely impacted and we could be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and the price of our common stock may decline, or we may go out of business.

WE HAVE REPORTED NET LOSSES IN THE PAST. IF WE CONTINUE TO REPORT NET LOSSES, THE PRICE OF OUR COMMON STOCK MAY DECLINE, OR WE COULD GO OUT OF BUSINESS.

For the year ended December 31, 2003 and for the three and nine months ended September 30, 2004, we reported net losses, although our business as a whole was cash flow positive. The majority of the reported losses in 2003 related to impairment charges of intangible assets, particularly goodwill, in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, which became effective on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be forced to record additional impairments in the future, which would materially reduce our earnings and equity.

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

RISKS RELATED TO OUR SECURITY PRODUCTS SEGMENT

IF WE ARE NOT ABLE TO OPERATE OUR ELECTRONIC SURVEILLANCE PRODUCTS DIVISION EFFECTIVELY, OUR BUSINESS WILL SUFFER.

We expanded our line of security products in 2002 by adding the Electronic Surveillance Products Division. We are incurring expenses to develop this new line of products without having extensively tested the size or possible profitability of the market for such products. There are numerous risks associated with the Electronic Surveillance Products Division that may prevent us from operating such division profitably, including, among others: risks associated with unanticipated liabilities of the acquired companies; risks inherent with our management having limited experience in the electronic security product market; risks relating to the size and number of competitors in the electronic security product market, many of whom may be more experienced or better financed; risks associated with the costs of entering into new markets and expansion of product lines in existing markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory before having orders for that inventory; risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; and risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace. We also expect that there will be costs related to product returns and warranties and customer support that we cannot quantify or accurately estimate until we have more experience in operating the division.

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

Through our Car and Truck Wash Segment, we face a variety of potential environmental liabilities, including those arising out of improperly disposing waste oil or lubricants at our lube centers, improper maintenance of oil discharge ponds, which exist at two of our truck washes, and leaks from our underground oil storage tanks. If we improperly dispose of oil or other hazardous substances, or if our oil discharge ponds or underground tanks leak we could be assessed fines by federal or state regulatory authorities and/or be required to remediate the property. Although each case is different, and there can be no assurance as to the cost to remediate an environmental problem, if any, at one of our properties, the cost for remediation and removal of a leaking discharge pond typically ranges from $200,000 to $150,000, and the costs for remediation of a leaking underground storage tank typically ranges from $75,000 to $30,000.

RISKS RELATED TO OUR CAR AND TRUCK WASH SEGMENT

IF CONSUMER DEMAND FOR OUR CAR WASH SERVICE DROPS, OUR BUSINESS WILL SUFFER.

A large portion of our revenues are derived from our Car and Truck Wash Segment. As such, our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. Also, seasonal trends in some areas affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. It is also possible that general consumer demand for car wash services will decrease in the future.

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

IF OUR CAR WASH EQUIPMENT AND BUILDINGS ARE NOT MAINTAINED, OUR CAR WASHES WILL NOT BE OPERABLE.

Many of our car washes have older equipment which requires frequent repair or replacement. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable resulting in a loss of revenue. Many of our car wash locations have older buildings that also require functional repairs and modernizationn. If we fail to make the improvements our volume could decrease.

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

The market prices for securities of companies quoted on The NASDAQ Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. That volatility depends upon many factors, some of which are beyond our control, including:

- announcements regarding the results of expansion or development efforts by us or our competitors;

- announcements regarding the acquisition of businesses or companies by us or our competitors;

- technological innovations or new commercial products developed by us or our competitors;

-     changes in our, or our Suppliers', intellectual property portfolio;

- issuance of new or changed securities analysts' reports and/or recommendations applicable to us;

-     additions or departures of our key personnel;

-     operating losses by us;

- actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

-     our ability to maintain our common stock listing on the Nasdaq National
      Market.

One or more of these factors could cause a decline in our revenue and income or in the price of our common stock.

IF WE LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET, OUR STOCK WILL BECOME SIGNIFICANTLY LESS LIQUID AND ITS VALUE MAY BE AFFECTED.

Our common stock is listed on the NASDAQ National Market with a bid price of $5.07 at the close of the market on November 10, 2004. Although the recent closing prices of our stock have been well in excess of $1.00, earlier in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180 day grace period on the NASDAQ SmallCap Market or a 360 day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ National Market or the NASDAQ SmallCap Market (together "NASDAQ-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than NASDAQ-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

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

INTEREST RATE EXPOSURE

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results with respect to our fixed rate debt unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at September 30, 2004 and would have had the impact of increasing interest expense by approximately $177,000 for the twelve months ended September 30, 2004. In October 2004, the Company purchased a fixed interest rate swap on $7 million of floating rate debt for a three year period at a cost of $124,000. The fixed interest rate swap provides for a cap rate of 6.50% on the $7 million of floating rate debt covered by the instrument.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. In connection with the preparation of our consolidated financial statements included in our third quarter report on Form 10-Q, we became aware of a material weakness in our internal controls over inventory, billing procedures, and recording of costs of revenues while performing a routine physical inventory observation at one of our Security Products locations. We believe that this weakness did not affect the accuracy of our financial statements included in this report. However, it represented a material control weakness in our internal controls as of September 30, 2004. In order to correct this weakness, we took the following actions: (i) reinforced compliance with existing processes and procedures relating to the inventory and billing control process and implemented additional processes and procedures relating thereto and (ii) expanded and enhanced the periodic review process by our Company's financial and accounting personnel. We believe that the foregoing actions corrected the weakness. There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 6 Commitments and Contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER, PURCHASE OF EQUITY SECURITIES

The following table summarizes our equity security repurchases during the three months ended September 30, 2004:

                                                                                                  APPROXIMATE DOLLAR
                                                                        TOTAL NUMBER OF SHARE    VALUE OF SHARES THAT
                                                                        PURCHASED AS PART OF     MAY YET BE PURCHASED
                             TOTAL NUMBER OF     AVERAGE PRICE PAID      PUBLICLY ANNOUNCED       UNDER THE PLANS OR
         PERIOD              SHARES PURCHASED         PER SHARE           PLANS OR PROGRAMS          PROGRAMS (1)
---------------------------  ----------------    ------------------     ---------------------    --------------------
July 1 to July 31, 2004             -                     -                       -                 $      3,000,000

August 1 to August 31, 2004         -                     -                       -                 $      3,000,000

September 1 to
September 30, 2004                  -                     -                       -                 $      3,000,000
                             ----------------    ------------------     ---------------------
                   Total            -                     -                       -
                             ================    ==================     =====================

(1) On July 29, 2004, the Company's Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of September 30, 2004, no shares had been repurchased under the program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.167 Modification Agreement between the Company , its subsidiary -
                   Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the original amount of $984,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement, are not being filed in the original amounts of $2,216,000 (extended to August 20, 2009) and $380,000 (extended to October 6, 2009)).

            10.168 Promissory Note dated September 15, 2004, between the
                   Company, its subsidiary, Mace Security Products, Inc., and Bank One, Texas, N.A. in the amount of $825,000.

            10.169 First Amendment to Asset Purchase Agreement dated August 27,
                   2004, between Vernex, Inc. and Mace Security Products, Inc.

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

            On August 12, 2004, the Company filed a report on Form 8-K dated August 12, 2004, under Item 7 and Item 12, to report the issuance of a press release announcing the Company's financial results for the fiscal quarter ended June 30, 2004.

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

            MACE SECURITY INTERNATIONAL, INC.

            BY: /s/ Louis D. Paolino, Jr.
                -------------------------
                Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

            BY: /s/ Gregory M. Krzemien
                -----------------------
                Gregory M. Krzemien, Chief Financial Officer

            BY: /s/ Ronald R. Pirollo
                ---------------------
                Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: November 12, 2004

EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
10.167      Modification Agreement between the Company , its subsidiary -
            Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in
            the original amount of $984,000 (pursuant to Instruction 2 to Item
            601 of Regulation S-K, Modification Agreements, which are
            substantially identical in all material respects except to amount and extension date of the Modification Agreement, are not being filed in the original amounts of $2,216,000 (extended to August 20,
            2009) and $380,000 (extended to October 6, 2009)).

10.168 Promissory Note dated September 15, 2004, between the Company, its subsidiary, Mace Security Products, Inc., and Bank One, Texas, N.A.
            in the amount of $825,000.

10.169 First Amendment to Asset Purchase Agreement dated August 27, 2004, between Vernex, Inc. and Mace Security Products, Inc.

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