Form 10-K
period 2004-12-31
MACE SECURITY INTERNATIONAL INC
filed 2005-03-29
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 0-22810

MACE SECURITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0311630
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Crawford Place, Suite 400, Mt. Laurel, NJ 08054

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (856) 778-2300

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

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

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 22, 2005 was 15,271,132.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Mace Security International, Inc. (“the Company” or “Mace”) was incorporated in Delaware on September 1, 1993. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants reflect the reverse split, unless otherwise noted. Our operations are currently conducted through two segments: Car and Truck Washes, and Security.

Beginning in May of 1999, we began developing our Car and Truck Wash Segment through acquisitions. We currently own and operate 49 car washes and five truck washes.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. Our primary focus in the Security Segment is digital video surveillance systems and components that we design, produce and sell. Sales of video systems and components are sold primarily to installing dealers, system integrators and end users. A video system is typically a private network that can transmit and receive video, audio and data signals. The video and audio can be monitored over the internet and recorded to a digital video recorder (“DVR” ). Other products in our Security Segment are less-than-lethal defense sprays and other security devices such as biometric locks and plasma monitors. The main marketing channels for our products are industry shows, trade publications, catalogs, internet, a call center and mass merchants. Prior to 2002, this segment’s main business was primarily the production and sale of less-than-lethal defense sprays.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission, can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

     Car and Truck Wash Segment. The Company, through its subsidiaries, owns and operates 49 car washes and five truck washes. We operate 12 car wash locations in the region surrounding Philadelphia, Pennsylvania, which are located in New Jersey, Pennsylvania and Delaware. We also operate six car wash locations in and near the Sarasota, Florida area, 12 car wash locations in the Phoenix, Arizona area, and 19 car wash locations in Texas. We also own five truck washes located in Arizona, Indiana, Ohio and Texas. Except for eight of the Philadelphia area car washes, which provide only exterior washing, and one Texas location, which is a self-serve wash and lube facility, the rest of our locations are full service car washes. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (offered at 40 locations), oil and lubrication services (offered at 11 locations), gasoline dispensing services (offered at 18 locations), state inspection services (offered at six locations), convenience store sales (offered at one location), and merchandise sales (offered at 40 locations). Our truck wash facilities provide washing and waxing services for tractor-trailer and fleet transport vehicles. These services are provided by hand. The Car and Truck Wash Segment provided 71.1%, 88.6%, and 94.5%, of our revenues in fiscal years 2004, 2003, and 2002, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States. For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 32.

On December 9, 2004, we announced that we engaged Legg Mason Wood Walker, Incorporated for the purpose of identifying strategic business alternatives, including the potential sale of all of our car and truck washes. We will consider such a transaction if the purchase price received would be sufficient to retire all debt related to the car and truck washes and provide significant capital for the growth of our Security Segment. There can be no assurances that any particular strategic business alternative will be pursued or that any transaction will occur.

     Security Segment. The Security Segment offers a wide variety of security related products. Among the items offered, are video surveillance systems and system components, including analog, digital and IP cameras, digital video recorders, display units (monitors), matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets. Other products offered are defense sprays, personal alarms, biometric locks, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard® product line of child proof security locks, security literature for the domestic and foreign financial community, a “dye-pack” used by financial institutions for robbery protection, state-of-the-art training videos, crisis response materials and a tear gas system used in prisons.

Our video systems and system components are designed by our engineering staff in Ft. Lauderdale, Florida and manufactured by overseas original equipment manufacturers (“OEM”) with which we have relationships. Our video systems and system components are warehoused and shipped from our facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida. Our defense sprays are made by us in our Bennington, Vermont facility. The KinderGard® product line is manufactured by a third party utilizing molds primarily owned by the Company. Our defense sprays and the KinderGard® product line are packaged, warehoused, and shipped from our Vermont facility.

Our products are marketed through several sales channels, such as dealers, system integrators, catalog sales, internet, mass merchants and a telephone call center. We also sell our products by the use of independent sales representatives and distributors, exhibitions at national trade shows and advertisements in trade publications.

The Security Segment provided 28.9%,11.4%, and 5.5% of our revenues in fiscal years 2004, 2003, and 2002, respectively. (See also, the Consolidated Statements of Operations in the financial statements accompanying this report.)

BUSINESS STRATEGIES

Car and Truck Wash Segment.

     Internal Growth. Our strategy is to maintain and increase our sales in our current markets by providing superior service and through our existing marketing efforts. To maintain and increase market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely uses car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. We believe that through consumer education and by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, we can increase consumer participation rates and generate internal growth from existing locations. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist.

     Operating Efficiency. We have reduced the total operating expenses of our businesses by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals and supplies, parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance and communications. We train our operating personnel to emphasize customer service, labor efficiency, safe operations, and sales of add-on and ancillary services. Location managers are trained to implement our standardized service menu option list and high-margin service add-ons at each of our locations.

     Acquisitions. From May 1999 through December 2000, including a merger with American Wash Services, Inc., we acquired 62 car wash facilities and five truck wash facilities through the acquisition of 17 separate businesses. Thirteen car wash facilities have been divested or closed. The majority of the locations were acquired by acquiring a company, or the assets of a company, that owned several locations in a given geographic area.

We did not acquire any car or truck washes in 2004, 2003, or 2002.

On December 9, 2004, we announced that we engaged Legg Mason Wood Walker, Incorporated for the purpose of identifying strategic business alternatives, including the potential sale of all of our car and truck washes. We currently own and operate 49 car washes and five truck washes. We will consider a sale if the purchase price received would be sufficient to retire all debt related to the car and truck washes and provide significant capital for the growth of our Security Segment. We seek to grow the Security Segment through acquisitions, new product development and new market penetration. There can be no assurances that any particular strategic business alternative will be pursued or that any transaction will occur.

Security Segment.

     Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products. For the year ended December 31, 2004, revenues from the Security Segment were $16.6 million. The Company began producing video surveillance systems and system components in August 2002. Revenues from video surveillance systems and system components have grown from $380,000 of revenue in 2002 to $2.8 million in 2003 and $14.0 million in 2004. Growth has been principally achieved through acquiring businesses and the development of advanced product offerings, as well as expanded advertising and marketing efforts in 2004. For the five years prior to July 14, 2003, the Company was prohibited from selling defense sprays to the law enforcement market, under a non-competition agreement with Armor Holdings, Inc. We are now selling our defense sprays in the law enforcement market under the brand name of TakeDown®. We believe that the total consumer defense spray market is approximately $10 million to $12 million in annual revenues and that the law enforcement market is approximately $3 million in annual revenues. We have recently developed a pepper gel self defense spray. We hope that Pepper Gel™ will increase law enforcement sales.

     Operating Agreements and Acquisitions. In the first quarter of 2000, we entered into a Management Agreement with Mark Sport, a Vermont corporation controlled by Jon E. Goodrich, a director of the Company through December, 2003. The Management Agreement entitled Mark Sport to operate the Security Segment and receive all profits or losses during the term of the Management Agreement. We retained the ownership of all of the business assets. The Management Agreement terminated on April 30, 2002. Under the Management Agreement, Mark Sport paid us $20,000 per month. Additionally, Mark Sport paid us an amount equal to the amortization and depreciation on the assets of the division. Effective May 1, 2002, the Company recommenced operation of the Security Segment.

On August 12, 2002, the video systems and system component products were added to the Security Segment when we acquired certain of the assets and operations of Micro-Tech, Inc., a manufacturer and retailer of video security and surveillance devices. Plasma and video monitors were added to the Security Segment on September 26, 2003, when we acquired certain assets and the operations of Vernex, Inc., a manufacturer and retailer of plasma and CRT video monitors. We added a line of high-end digital and fiber optic cameras and a line of consumer “do it yourself” video surveillance systems on July 1, 2004, when we acquired two businesses from American Building Control, Inc. By acquiring the two businesses, Industrial Vision Source® (“IVS”) and SecurityandMore® (“S&M”), we have continued the process of expanding our Security Segment.

We regularly evaluate potential acquisitions for the Security Segment to determine if they provide an advantageous opportunity. In evaluating potential acquisitions, we consider: (i) our cash position and the availability of financing at favorable terms; (ii) the potential for operating cost reductions; (iii) marketing advantages by adding new products to the Mace® brand name; (iv) market penetration of existing products; and (v) other relevant factors.

As consideration for acquisitions, we may use combinations of common stock, warrants, cash, and indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historic operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance the cash portion of future acquisitions through our cash reserves, funds provided by operations, loans, and the proceeds of possible future equity sales.

MARKETING

     Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct mail marketing programs and radio and television advertisements. We spend 2% to 3% of regional revenue on regional advertising campaigns. We have a diverse customer base, with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2004. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

     Security Segment. Our video systems and components are marketed through several sales channels, such as dealers, system integrators, catalogs, internet, mass merchants, exhibitions at national trade shows and a call center. Our other products are sold through direct marketing, the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

Our self defense sprays are available for purchase at mass merchant/department stores, gun shops, sporting goods stores, hardware, auto, convenience and drug stores. In the law enforcement market, our defense sprays, including Pepper Gel™, are sold through direct marketing, the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2004. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

     Car and Truck Wash Segment. We do not manufacture any of the car or truck wash equipment and supplies which we use. There are numerous suppliers of the equipment and supplies required by our car and truck wash operations.

     Security Segment. Our video systems and components are manufactured principally in Korea, China, and other foreign countries, by original equipment manufacturers (“OEM”). The video systems and components are manufactured to our specifications, labeled, packaged, and shipped ready for sale, to our warehouses in Ft Lauderdale, Florida and Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant “clamshells.” The KinderGard® product line of child proof locks, MaceCash™ dye pack system and TG Guard® Tear Gas Security System are primarily manufactured by unrelated companies and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms, among others.

COMPETITION

     Car and Truck Wash Segment. The car care industry is a highly fragmented industry comprised of many large and small businesses. We compete principally with locally-owned car wash facilities and other regional car wash chains which may, in many instances, be located near our car washes. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and price. We also face competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Barriers to entry in the car care industry are relatively low. Competition is always entering our existing markets from new sources not currently competing with us.

     Security Segment. Our video systems and components face competition from many larger companies such as Sony, Panasonic, and others. A number of these competitors have significantly greater financial, marketing, and other resources than do we. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our video systems sales.

Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. While we continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations, this segment has experienced a sales decline for these products. We attribute this decline not only to the strong competition, but also to lower demand in general.

TRADEMARKS AND PATENTS

     Car and Truck Wash Business. We own a registered service mark for Super Bright®. We have selected Super Bright® as our brand name for regions in which we do not have a well recognized name. During 2002, we upgraded the signage and appearance of many of our car wash facilities while branding our Pennsylvania, New Jersey, San Antonio, Texas and Lubbock, Texas locations as Super Bright®.

     Security Segment. We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. The license agreement was renegotiated in 1992 to include a purchase option. We exercised this option and purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case®, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We have a patent pending and filed two trademark applications for a new less-than-lethal product called Pepper Gel™ in the law enforcement market and Mace Gel™ in the civilian market. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit.

In July 1998, in connection with the sale of our Law Enforcement Division, we transferred our Mace® brand trademark and all related trademarks, and a patent (No. 5,348,193) to our wholly-owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99 year license to use the Mace® brand, certain other such trademarks and the patent in the Law Enforcement Market only.

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Window Jammer™, Sonic Alert™, Safety Flasher™, Sport Strobe™, Window Alert™, Motion Alert™, Emergency Whistle™, Auto Alert™, Screecher®, Peppergard®, Slam®, Mace (Mexico)®, Viper® defense spray, KinderGard®, TG Guard® and TakeDown®.

In accordance with a 2004 acquisition, we obtained the following trademarks used in our Security Segment: SecurityandMore®, SecurityandMore.com®, Industrial Vision Source®, Security Outsourcing Solutions™, Observision®, ProtectItNow!®, Easy Watch®, Focus Vision 4 Observation System (Stylized)® and SmartChoice®.

The Company has expanded the Mace® trademark to cover new electronic surveillance products.

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

     Security Segment. The distribution, sale, ownership, and use of consumer defense sprays are legal in some form in all fifty states and the District of Columbia. However, in some states sales to minors are prohibited and in several states (MA,MI,NY and WI, for example) sales are highly regulated. Among the typical regulations are the following, which listing is not all inclusive. Massachusetts requires both the seller and possessor to be licensed. Michigan does not allow the sale of combinations of tear gas and pepper sprays. New York requires sellers to be licensed firearms dealers or pharmacists. Wisconsin allows only pepper sprays and no tear gas. There are often restrictions on sizes, labeling and packaging that may vary from state to state. We have been able to sell our defense sprays consistent with the requirements of state laws. We believe we are in material compliance with all federal, state, and local laws that affect our defense spray business. There can be no assurance, however, that broader or more severe restrictions will not be enacted that would have an adverse impact on the sale of defense sprays.

RESEARCH AND DEVELOPMENT

     Car and Truck Wash Segment. There are no research and development expenditures within the Car and Truck Wash Segment.

     Security Segment. Our staff in our Ft. Lauderdale, Florida facility designs various video systems components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2004, 2003 or 2002.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $803,000 at December 31, 2004. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

All of our car and truck wash businesses are conducted in the United States. Approximately 4% (or $673,000), 4% (or $246,000) and 6% (or $150,000) of the 2004, 2003 and 2002 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Our Electronic Surveillance products are manufactured in Korea, China, and other foreign countries. We do not believe we are currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of March 1, 2005, we had approximately 1,388 employees, of which approximately 1,280 were employed in the Car and Truck Wash Segment, 85 employed in the Security Segment, 19 in corporate clerical and administrative positions, and four in executive management. None of our employees is covered by a collective bargaining agreement.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward-

Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

If we do not raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $17.5 million as of December 31, 2004, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

If we are not able to manage growth, our business plan may not be realized.

Our business objectives include developing our Security Segment, both internally and through acquisitions, if we can do so under advantageous terms. As such, our business plan is predicated on growth. If we succeed in growing, it will place significant burdens on our management and on our operational and other resources. For example, it may be difficult to assimilate the operations and personnel of an acquired business into our existing business; we must integrate management information and accounting systems of an acquired business into our current systems; our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns; we may enter markets in which we have limited prior experience; and we may lose key employees of an acquired business. We will also need to attract, train, motivate, retain, and supervise senior managers and other employees. If we fail to manage these burdens successfully, one or more of the acquisitions could be unprofitable, the shift of our management’s focus could harm our other businesses, and we may be forced to abandon our business plan, which relies on growth.

If we violate the financial covenants with our lenders, our borrowings may be accelerated.

Our bank debt borrowings as of December 31, 2004 were $29.2 million substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $2.6 million is classified as current as it is due in less than 12 months from December 31, 2004. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. (“GMAC”) in the amount of $10.6 million, $9.7 million of which was classified as non-current debt at December 31, 2004, and secured notes payable to Bank One, Texas, N.A. (“Bank One”) in the amount of $14.5 million, $13.0 million of which was classified as non-current debt at December 31, 2004. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Twenty five car washes, one truck wash and our warehouse and office facility in Farmers Branch, Texas are encumbered by mortgages.

At December 31, 2004, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company’s debt coverage ratio related to the GMAC notes payable was .92:1 at December 31, 2004. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at December 31, 2004, and for measurement periods through January 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at December 31, 2004. If we are not able to increase our debt coverage ratio to at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at December 31, 2004 and thereafter. The Company’s debt coverage ratio was ..89:1 at December 31, 2004, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through January 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our financial statements at December 31, 2004. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants or obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Bank One and GMAC covenants and need to seek additional waivers or amendments.

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $14.5 million and GMAC debt totaling $10.6 million, including debt recorded as long-term debt at December 31, 2004, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 88.6% of our total revenues for fiscal year 2003 and 71.1% of our total revenues for fiscal year 2004, would be severely impacted and we could be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

For the year ended December 31, 2004, we reported a net loss although our business as a whole generated positive cash flow from operations. The majority of the reported losses in 2004 related to non-cash impairment charges of intangible assets, particularly goodwill, in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, which became effective on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity.

If we lose the services of our executive officers, our business may suffer.

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement. The employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Mr. Kramer is the chief operating officer of our Car and Truck Wash Segment, and our general counsel and secretary; Mr. Krzemien is our chief financial officer and treasurer; and Mr. Pirollo is our chief accounting officer and corporate controller. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis, and Mr. Pirollo is working on an at-will basis. Without employment contracts, we may lose the services of any one or more of Messrs. Kramer, Krzemien and Pirollo, each of whom has been involved in our management for several years and would be difficult to replace. In addition, we do not maintain key-man life insurance policies on our executive officers.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $803,000 at December 31, 2004. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments.

There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risks Related to our Security Segment

If we are not able to operate our Electronic Surveillance Products Division effectively, our business will suffer.

In 2001, we expanded our Security Segment by adding video systems and components. We are incurring expenses to develop and further expand these products. There are numerous risks associated with expanding our video surveillance systems and components that may prevent us from operating the Security Segment profitably, including, among others: risks associated with products which do not function properly; risks associated with unanticipated liabilities of the acquired companies; risks inherent with our management having limited experience in the electronic surveillance product market; risks relating to the size and number of competitors in the video system and component product market, many of whom may be more experienced or better financed; risks associated with the costs of entering into new markets and expansion of product lines in existing markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory before having orders for that inventory; risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; and risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace. We also expect that there will be costs related to product returns and warranties and customer support that we cannot quantify or accurately estimate until we have more experience in operating the electronic surveillance product division. If we are not able to operate our electronic surveillance products division effectively, our operating and financial results could be adversely impacted.

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

We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

If people are injured by our consumer safety products, we could be held liable and face damage awards.

We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems, if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increase, we could be subject to additional product liability claims. We have a $25,000 deductible on our insurance policy, meaning that all such lawsuits, even unsuccessful ones, and ones covered by insurance, cost the company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of up to $26 million per occurrence. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

If governmental regulations change or are applied differently, our business could suffer.

The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. Restrictions on the manufacture or use of consumer defense sprays may be enacted, which would severely restrict the market for our products or increase our costs of doing business.

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

Our revenues are primarily derived from our Car and Truck Wash Segment. As such, our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. Also, seasonal trends in some areas affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. If there is a drop in consumer demand, our financial condition and results of operations will be adversely impacted.

We face significant competition and if we cannot compete effectively we may lose money and the value of our securities could decline.

The car care industry is highly competitive. Competition is based primarily on location, customer service, available services, and price. We face competition from both inside and outside the car care industry, including gas stations, gasoline companies, automotive companies, specialty stores and convenience stores that offer automated car wash services. Because barriers to entry into the car care industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. In some cases, our competitors may have greater financial and operating resources than we do. If we cannot effectively compete, our operating results are likely to be negatively effected.

Our car and truck wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer.

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

If uncontrolled hazardous substances were found on any of our properties, including leased property, or if we were otherwise found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

Through our Car and Truck Wash Segment, we face a variety of potential environmental liabilities, including those arising out of improperly disposing waste oil or lubricants at our lube centers, improper maintenance of oil discharge ponds, which exist at two of our truck washes, and leaks from our underground gasoline storage tanks. If we improperly dispose of oil or other hazardous substances, or if our oil discharge ponds or underground gasoline tanks leak, we could be assessed fines by federal or state regulatory authorities and/or be required to remediate the property. Although each case is different, and there can be no assurance as to the cost to remediate an environmental problem, if any, at one of our properties, the costs for remediation and removal of a leaking discharge pond typically range from $150,000 to $200,000, and the costs for remediation of a leaking underground storage tank typically range from $30,000 to $75,000.

If our car wash equipment is not maintained, our car washes will not be operable.

Many of our car washes have older equipment that requires frequent repair or replacement. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable resulting in a loss of revenue.

Risk Related to the Sale of our Car and Truck Wash Segment

If we sell our Car and Truck Wash Segment, our revenues will decrease and our business may suffer.

On December 9, 2004, we engaged Legg Mason Wood Walker, Incorporated for the purpose of identifying strategic business alternatives, including the possible sale of all of our car and truck washes. We can offer no assurances that we will be able to locate potential buyers for our Car and Truck Wash Segment or that we will be able to consummate any sales to potential buyers we do locate. If we are able to sell our Car and Truck Wash Segment, our total revenues will decrease and our business will become reliant on the success of our Security Segment. Our Security Segment faces significant risks as set forth herein and may impact our ability to generate positive operating income or cash flows from operations, may cause our financial results to become more volatile, or may otherwise materially adversely affect us.

Risks Related to our Stock

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

The market prices for securities of companies quoted on The NASDAQ Stock Market, including our market price, have in the past been, and are likely to continue in the future to be volatile. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;

•	announcements regarding the acquisition of businesses or companies by us or our competitors;

•	announcements regarding the disposition of all or a significant portion of the assets that comprise our Car and Truck Wash Segment, which may or may not be on favorable terms;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our, or our suppliers’, intellectual property portfolio;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	additions or departures of our key personnel;

•	operating losses by us;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•	our ability to maintain our common stock listing on the Nasdaq National Market.

One or more of these factors could cause a decline in our revenues and income or in the price of our common stock, thereby reducing the value of an investment in our Company.

If we lose our listing on the NASDAQ National Market, our stock will become significantly less liquid and its value may be affected.

Our common stock is listed on the NASDAQ National Market with a bid price of $2.84 at the close of the market on March 22, 2005. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the NASDAQ SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ National Market or the NASDAQ SmallCap Market (together “NASDAQ-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than NASDAQ-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price.

We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” for a period of three years, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

If we issue our authorized preferred stock, the rights of the holders of our common stock may be affected and other entities may be discouraged from seeking to acquire control of our Company.

Our certificate of incorporation authorizes the issuance of up to 10 million shares of “blank check” preferred stock that could be designated and issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt. No shares of preferred stock are currently outstanding. It is not possible to state the precise effect of preferred stock upon the rights of the holders of our common stock until the board of directors determines the respective preferences, limitations, and relative rights of the holders of one or more series or classes of the preferred stock. However, such effect might include: (i) reduction of the amount otherwise available for payment of dividends on common stock, to the extent dividends are payable on any issued shares of preferred stock, and restrictions on dividends on common stock if dividends on the preferred stock are in arrears, (ii) dilution of the voting power of the common stock to the extent that the preferred stock has voting rights, and (iii) the holders of common stock not being entitled to share in our assets upon liquidation until satisfaction of any liquidation preference granted to the holders of our preferred stock.

The “blank check” preferred stock may be viewed as having the effect of discouraging an unsolicited attempt by another entity to acquire control of us and may therefore have an anti-takeover effect. Issuances of authorized preferred stock can be implemented, and have been implemented by some companies in recent years, with voting or conversion privileges intended to make an acquisition of a company more difficult or costly. Such an issuance, or the perceived threat of such an issuance, could discourage or limit the stockholders’ participation in certain types of transactions that might be proposed (such as a tender offer), whether or not such transactions were favored by the majority of the stockholders, and could enhance the ability of officers and directors to retain their positions.

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

     There are additional risks set forth in the incorporated documents. In addition to the risk factors set forth above, you should review the financial statements and exhibits incorporated into this report. Such documents may contain, in certain instances and from time to time, additional and supplemental information relating to the risks set forth above and/or additional risks to be considered by you, including, without limitation, information relating to losses experienced by us in certain historical periods, working capital deficits at particular dates, information relating to pending and recently completed acquisitions by us, and estimates at various times of our potential liabilities for compliance with environmental laws or in connection with pending litigation.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters is located in Mount Laurel, New Jersey. We rent approximately 10,000 square feet of space at a current annual cost of approximately $222,000.

     Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under Item 1. Lines of Business. The 49 car wash facilities operated by us as of December 31, 2004 are situated on sites we own or lease. We own 40 and lease 9 of our car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

	Type of	Number of
Locations (1)	Car Wash (2)	Facilities
Philadelphia, Pennsylvania Area	Full Service	3
	Exterior Washes	3

Southern New Jersey Area	Full Service	1
	Exterior Washes	4

Smyrna, Delaware	Exterior Wash	1

Phoenix, Arizona Area	Full Service	12

Dallas, Texas Area	Full Service	8
	Self Serve /Lube	1

Austin, Texas	Full Service	3

Lubbock, Texas	Full Service	3

Sarasota, Florida Area	Full Service	6

San Antonio, Texas	Full Service	4

(1)	The majority of our locations are owned except for the following number of locations which are leased:

(i)	Philadelphia, Pennsylvania (3)

(ii)	Smyrna, Delaware (1)

(iii)	Phoenix, Arizona Area (3)

(iv)	Dallas, Texas Area (2)

(2)	Several locations also offer other consumer products and related car care services, such as professional detailing services (offered at 40 locations), oil and lubrication services (offered at 10 locations), gasoline dispensing services (offered at 19 locations), state inspection services (offered at seven locations), convenience store sales (offered at one location) and merchandise store sales (offered at 40 locations).

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes. We expect to make substantial investments in additional equipment and property for expansion, replacement of assets, and in connection with future acquisitions.

Many of our car washes are encumbered by first mortgage loans. Of the 49 car washes owned or leased by us at December 31, 2004, 25 properties and related equipment with a net book value totaling $45.8 million secured first mortgage loans totaling $27.6 million and 24 properties were not encumbered.

We also own and operate five truck wash facilities. We own the buildings and equipment at each of our truck washes, and lease the land for all of our truck wash facilities except for the Amarillo, Texas land which we own and which is encumbered by debt of $295,000 at December 31, 2004.

Security Segment Properties. The operations of our Security Segment are located in Ft. Lauderdale, Florida, Farmers Branch, Texas and Bennington, Vermont. The operations of our less-than-lethal defense spray business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of $126,800. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003 and President of Mark Sport. We purchased a 20,000 square foot facility in June 2004 in Ft. Lauderdale, Florida, where our professional video surveillance systems and components are warehoused and sold. In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our consumer “do it yourself” video systems and components and our high end camera products are warehoused and sold. The Farmers Branch facility is secured by a first mortgage loan in the amount of $815,000 at December 31, 2004. Additionally, the Company owned two warehouse bays in Hollywood, FL which were previously utilized in the Security Segment. At December 31, 2004, the bays were classified at their fair market values in our balance sheet as assets held for sale. One bay was sold in January 2005 and Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., has offered to purchase the remaining bay for $306,000 in cash, the current estimated fair market value per a third party independent appraiser.

ITEM 3. LEGAL PROCEEDINGS

In December 2003, one of the Company’s car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the plaintiff is entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The Company’s subsidiary is alleged to have been negligent in hiring, retaining and supervising the employee. The Company forwarded the suit to its insurance carrier for defense. The plaintiff has communicated that the case could be settled for $95,000.

The Company has produced documents requested in a subpoena issued in connection with an investigation conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The Company produced all documents that were requested and has not been contacted by the United States Securities and Exchange Commission regarding the investigation since February, 2004. The Company intends to fully cooperate with the United States Securities and Exchange Commission’s investigation.

     On July 20, 2004, the Company received a letter from the United States Securities and Exchange Commission. This letter requested that the Company voluntarily provide information and documents relating to Price Legacy Corporation’s sale of 1,875,000 shares of the Company’s common stock on the open market in April, 2004 and Price Legacy Corporation’s payment of $8.95 million to the Company in exchange for the Company removing a sales restriction from 1,750,000 of the shares that were sold. The Company supplied the information in August of 2004. The Company has not been contacted by the Securities and

Exchange Commission since supplying the information. The Company intends to fully cooperate with the United States Securities and Exchange Commission in this matter.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings is material in relation to the Company’s results of operations, liquidity, cash flows or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held November 30, 2004. The following proposals were submitted to a vote: (i) Election of five directors to the Board of Directors for one-year terms, (ii) Approval and Adoption of an amendment to Mace’s Amended and Restated Certificate of Incorporation to decrease the authorized shares of Common Stock from 100,000,000 to 35,000,000 and decrease the number of authorized shares of Preferred Stock from 10,000,000 to 5,000,000, and (iii) Ratification of the Board’s appointment of Grant Thornton LLP as Mace’s independent auditors for fiscal year 2004.

Proposals (i) and (iii) were adopted by the shareholders. The voting was as follows:

Directors:	Votes For	Votes Against	Abstentions	Broker Non-Votes
Louis D. Paolino, Jr.	13,720,992	235,056	—	—
Mark S. Alsentzer	13,788,319	167,729	—	—
Matthew J. Paolino	13,847,969	108,079	—	—
Constantine N. Papadakis, Ph.D	13,849,659	106,389	—	—
Burton Segal	13,849,809	106,239	—	—

Approve and adopt amendment of the Mace Amended and Restated Certificate of Incorporation to decrease authorized shares	4,254,481	46,727	—	9,654,840

Ratify appointment of Grant Thornton LLP	13,928,047	19,156	8,845	—

Executive Officers of the Registrant

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

There are no family relationships between any of the executive officers of the Company. The following table sets forth information regarding our executive officers.

Name	Age	Position
Louis D. Paolino, Jr.	48	Chairman of the Board, President, and Chief Executive Officer
Robert M. Kramer	52	Executive Vice President, Chief Operating Officer of the Car and Truck Wash Segment, General Counsel, and Secretary
Gregory M. Krzemien	45	Chief Financial Officer and Treasurer
Ronald R. Pirollo	46	Chief Accounting Officer and Corporate Controller

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

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer of the Car and Truck Wash Segment since July 2000. Mr. Kramer also served as a director of the company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania, and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock is traded and quoted on the Nasdaq National Market under the trading symbol “MACE”. Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq. On December 17, 2002, we effected a one-for-two reverse stock split. All information in the table below preceding the reverse split has been restated for the reverse split.

	HIGH	LOW
Year Ended December 31, 2003
First Quarter	$2.04	$0.88
Second Quarter	1.73	1.02
Third Quarter	2.06	1.25
Fourth Quarter	2.62	1.55
Year Ended December 31, 2004
First Quarter	$2.29	$1.78
Second Quarter	14.80	2.00
Third Quarter	5.55	2.50
Fourth Quarter	6.20	2.83
Year Ending December 31, 2005
First Quarter	$4.90	$2.55
(through March 22, 2005)

The closing price for our common stock on March 22, 2005 was $2.84. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, non-affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management.

As of March 22, 2005, we had 59 stockholders of record and approximately 7,300 beneficial owners of our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

Equity Compensation Plan Information

See the information contained under the heading “Equity Compensation Plan Information” within Item 11 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

(b) Recent Sales of Unregistered Securities

During fiscal 2004, we sold securities that were not registered under the Securities Act of 1933 at the time of sale.

On May 26, 2004, we sold 915,000 shares of the Company’s common stock and issued a warrant for 183,000 shares of the Company’s common stock in exchange for $5,005,050 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to May 26, 2009 at a price of $7.50 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Exchange Act of 1934. The securities were registered for resale by Langley Partners, L.P. effective September 28, 2004 on a Form S-3 Registration Statement.

On December 14, 2004, we sold 750,000 shares of the Company’s common stock and issued a warrant for 150,000 shares of the Company’s common stock in exchange for $3,307,500 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to December 14, 2009 at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1934.The securities were registered for resale by Langley Partners, L.P. effective February 3, 2005 on a Form S-3 Registration Statement.

On December 14, 2004, we sold 400,000 shares of the Company’s common stock and issued a warrant for 50,000 shares of the Company’s common stock in exchange for $1,872,000 in cash. The purchaser was JMB Capital Partners, L.P., an accredited investor. The warrant is exercisable by JMB Capital Partners, L.P. at any time up to December 14, 2009, at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1934. The securities were registered for resale by JMB Capital Partners, L.P. effective February 3, 2005 on a Form S-3 Registration Statement.

(c) Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Share	Value of Shares that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the Plans or
Period	Shares Purchased	per Share	Plans or Programs	Programs (1)
October 1 to October 31, 2004	—	—	—	$3,000,000

November 1 to November 30, 2004	—	—	—	$3,000,000

December 1 to December 31, 2004	—	—	—	$3,000,000

Total	—	—	—

(1)	On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. During 2004 the Company did not repurchase any shares.

ITEM 6. SELECTED FINANCIAL DATA

The information below was derived from our Consolidated Financial Statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those financial statements and the Notes to the Consolidated Financial Statements. For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section also included in this report.

Statement of Operations Data:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share information)
Revenues:
Car wash and detailing services	$33,381	$35,655	$36,696	$39,859	$37,812
Lube and other automotive services	3,504	4,147	4,219	4,487	4,869
Fuel and merchandise sales	4,130	3,613	3,217	3,638	5,061
Security sales	16,632	5,581	2,498	—	—
Operating agreements	—	—	80	240	261

	57,647	48,996	46,710	48,224	48,003

Cost of revenues:
Car wash and detailing services	23,754	25,983	25,674	27,417	26,856
Lube and other automotive services	2,729	3,188	3,301	3,446	3,789
Fuel and merchandise sales	3,577	3,156	2,802	3,234	4,472
Security sales	11,989	3,485	1,523	—	—

	42,049	35,812	33,300	34,097	35,117

Selling, general and administrative expenses	12,642	9,486	8,432	7,366	7,303
Depreciation and amortization	2,509	1,958	1,953	2,813	2,467
Costs of terminated acquisitions	53	—	57	135	580
Goodwill and asset impairment charges	8,225	3,798	1,165	—	138

Operating (loss) income	(7,831)	(2,058)	1,803	3,813	2,398

Interest expense, net	(1,890)	(1,963)	(2,219)	(2,885)	(3,013)
Other income	267	438	327	514	408

(Loss) income from continuing operations before income taxes	(9,454)	(3,583)	(89)	1,442	(207)

Income tax (benefit) expense	(3,044)	(50)	(32)	534	(66)

(Loss) income from continuing operations	(6,410)	(3,533)	(57)	908	(141)

Discontinued Operations:
(Loss) gain from discontinued operations, net of applicable income taxes	—	—	—	—	(265)
Gain on disposal of ICS, net of applicable income tax expense	—	—	—	—	724

(Loss) income before cumulative effect of change in accounting principle	(6,410)	(3,533)	(57)	908	318
Cumulative effect of change in accounting principle, net of tax benefit of $2,188	—	—	(5,733)	—	—

Net (loss) income	$(6,410)	$(3,533)	$(5,790)	$908	$318

Basic (loss) income per share
From continuing operations	$(0.47)	$(0.28)	$—	$0.07	$(0.01)
From discontinued operations	—	—	—	—	0.04

(Loss) income before cumulative effect of change in accounting principle	(0.47)	(0.28)	—	0.07	0.03
Cumulative effect of change in accounting principle	—	—	(0.46)	—	—

Net (loss) income	$(0.47)	$(0.28)	$(0.46)	$0.07	$0.03

Weighted average number of shares outstanding	13,679,604	12,414,816	12,630,964	12,724,282	12,238,421

Diluted (loss) income per share
From continuing operations	$(0.47)	$(0.28)	$—	$0.07	$(0.01)
From discontinued operations	—	—	—	—	0.04

(Loss) income before cumulative effect of change in accounting principle	(0.47)	(0.28)	—	0.07	0.03
Cumulative effect of change in accounting principle	—	—	(0.46)	—	—

Net (loss) income	$(0.47)	$(0.28)	$(0.46)	$0.07	$0.03

Weighted average number of shares outstanding	13,679,604	12,414,816	12,630,964	12,742,122	12,238,421

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data (at end of period):
Working capital (deficit)	$17,471	$270	$(2,210)	$4,809	$(1,003)
Intangible assets, net	$6,522	$11,614	$14,389	$21,132	$22,024
Total assets	$102,757	$90,602	$96,288	$104,670	$106,131
Long-term debt, including current maturities	$29,195	$31,286	$33,312	$34,349	$36,685
Stockholders’ equity	$66,522	$54,212	$57,669	$63,856	$62,877

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2004, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

The following discussion includes Forward-Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed under Description of Business — Factors Influencing Future Results and Accuracy of Forward-Looking Statements included in Item 1 of this report.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Revenue Recognition

Revenues from the Company’s Car and Truck Wash Segment are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year as well as utilizing historical sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Revenues from the Company’s Security Segment are recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges billed are included in revenues; the cost of which is included in SG&A expenses.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded. See Note 17 of the Notes to Consolidated Financial Statements for information regarding impairment charges incurred with respect to our truck wash operations.

Goodwill

In accordance with SFAS 142, the Company completed annual impairment tests as of November 30, 2004, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Weather, particularly in our Northeast and Texas regions, continues to negatively influence our operating results. This negative influence continues to affect our future cash flow assumptions during our annual goodwill impairment testing resulting in further goodwill impairment charges in 2004 as part of our November 30, 2004 annual testing. See Note 3 of the Notes to Consolidated Financial Statements for information regarding impairment charges incurred with respect to our Northeast and Texas reporting units. Adverse business conditions could affect recoverability of goodwill in the future and accordingly, the Company may record additional impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, customer lists, product lists, trademarks, and a registered national brand name. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks and brand name are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.0 million, $2.0 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002 respectively. Income taxes paid were approximately $340,000, $144,000, and $169,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004 and property additions financed by debt of $343,000 and $1.0 million in 2003 and 2002, respectively.

Introduction

Revenues

     Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2004 for the Car and Truck Wash Segment were comprised of approximately 81% from car washing and detailing, 9% from lube and other automotive services, and 10% from fuel and merchandise. The majority of revenues from our Car and Truck Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had and continues to have a significant impact on volume, and therefore revenue, at the individual locations. We believe that the geographic diversity of our operating locations in different regions of the country helps mitigate the risk and impact of adverse weather-related influence on our volume.

     Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of digital video surveillance systems and components that it produces and sells, primarily to installing dealers, system integrators and end users. A video system is typically a private network that can transmit and receive video, audio and data signals. Other products in our Security Segment are less-than-lethal defense sprays and other security devices such as biometric locks and plasma monitors. The main marketing channels for our products are industry shows, catalogs, internet, sales through a call center and sales through mass merchants and trade publications. Prior to 2002, this segment’s main business was the production and sale of less-than-lethal defense sprays.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues consists primarily of direct labor and related taxes and benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

     Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and benefits, and raw material costs. Product warranty costs related to the electronic security surveillance products business have been minimal in that the majority of customer product warranty claims are reimbursed by the supplier.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

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

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. At December 31, 2004, there were no capitalized costs related directly to proposed acquisitions that were not yet consummated. We periodically review the future likelihood of these acquisitions and record appropriate provisions against capitalized costs associated with projects that are not likely to be completed.

Goodwill and Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona, which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we perform the annual impairment testing of Goodwill and Other Intangibles as of November 30 each year which corresponds with the Company’s determination of its annual operating budgets for the upcoming year. Our valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flow as determined during our 2004 budgeting process, which we undertook in November, 2003. The projection of cash flow from the Northeast region reporting unit was reduced because fewer cars were washed in 2003 than we had projected in November 2002 for 2003. We projected our car wash volume for 2003 based on the number of cars washed in the Northeast region reporting unit in the previous four years. We believe that fewer cars were actually washed during 2003 as a result of more inclement weather than in 2002 and a slower economy. In the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas region reporting unit of our Car and Truck Wash Segment. These impairments were principally due to reductions in future projected cash flows as determined during our 2005 budgeting process, which we completed in December, 2004. The projections of cash flows from these reporting units were reduced because of two successive years of reductions in number of cars washed. We projected our car wash volume for 2004 based on the number of cars washed in these reporting units in the previous five years. We believe that fewer cars were actually washed during 2004 as a result of more inclement weather than in 2003, and increased competition near certain of our facilities in Texas and New Jersey.

In 2002, the income tax benefit related to the cumulative effect of change in accounting principle was recorded at an effective tax rate of 36% for the impairments in the Arizona and Truck Wash reporting units. In 2004, the income tax benefit related to the Texas region’s goodwill impairment was recorded at an effective tax rate of 36%. No income tax benefit was recorded for the Northeast region reporting unit’s impairment due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments, and changes to the valuation allowance.

Other Income

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of property and equipment.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2004

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	73.0	73.1	71.3
Selling, general and administrative expenses	21.9	19.4	18.0
Depreciation and amortization	4.3	4.0	4.2
Costs of terminated acquisitions	0.1	—	0.1
Goodwill and asset impairment charges	14.3	7.7	2.5

Operating (loss) income	(13.6)	(4.2)	3.9
Interest expense, net	(3.3)	(4.0)	(4.8)
Other income	0.5	0.9	0.7

Loss from continuing operations before income taxes	(16.4)	(7.3)	(0.2)
Income tax benefit	(5.3)	(0.1)	(0.1)

Loss before cumulative effect of change in accounting principle	(11.1)	(7.2)	(0.1)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(12.3)

Net loss	(11.1)%	(7.2)%	(12.4)%

Revenues

     Car and Truck Wash Services

Revenues for the year ended December 31, 2004 were $41.0 million as compared to $43.4 million for the year ended December 31, 2003, a decrease of $2.4 million or 5.5%. Of the $41.0 million of revenues for the year ended December 31, 2004, $33.4 million or 81% was generated from car wash and detailing, $3.5 million or 9% from lube and other automotive services, and $4.1 million or 10% from fuel and merchandise sales. Of the $43.4 million of revenues for the year ended December 31, 2003, $35.7 million or 82% was generated from car wash and detailing, $4.1 million or 10% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to an overall car wash volume decline of 10.2% in 2004 from 2003, including 3.9% from the closing or divesting of five car wash locations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.14 in 2004, from $14.52 in 2003, a 4.3% increase. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. Revenue from lube and other automotive serivces was approximately $3.5 million in 2004 compared to $4.1 million in 2003, a decrease of $0.6 million or 15%. This decrease in revenue, principally within our Texas region, is the result of the reduction in car wash volume within this market combined with increased competition.The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes to increase as weather trends return to more historic levels of inclement weather resulting in an improvement in car wash and detailing revenue levels.

Revenues for the year ended December 31, 2003 were $43.4 million as compared to $44.1 million for the year ended December 31, 2002, a decrease of $0.7 million or 1.6%. Of the $43.4 million of revenues for the year ended December 31, 2003, $35.7 million or 82% was generated from car wash and detailing, $4.1 million or 10% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. Of the $44.1 million of revenues for the year ended December 31, 2002, $36.7 million or 83% was generated from car wash and detailing, $4.2 million or 10% from lube and other automotive services, and $3.2 million or 7% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to closing or divesting of three of our car wash locations and a lube facility during 2003; the temporary closure of a car wash location in Arizona due to fire damage; a departure from historic revenue levels within the Northeast region due to several significant snow storms in the first quarter of 2003, an increase in inclement weather, particularly on weekends, within the Texas region and the impact of a slower economy. Overall car wash volumes declined 6.9% in 2003 from 2002, including 1.8% from the closing or divesting of the three car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.52 in 2003, from $13.89 in 2002. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is the result of more aggressive pricing on fuel to attract traffic into our car wash facilities and the addition of higher quality merchandise in our car wash lobbies.

     Security

Revenues of the Security Segment were approximately $16.6 million, $5.6 million and $2.5 million in 2004 and 2003 and 2002, respectively. The increase in revenues is due principally to internal growth in sales to security systems installers, $7.8 million of sales generated by IVS and S&M which we acquired in July of 2004, and sales growth in 2004 of $1.1 million generated by Vernex, which was acquired in September 2003. Management expects revenues to continue to increase in the electronic surveillance systems area as the Company expands its sales staff and marketing efforts. Pursuant to a Management Agreement, we earned $80,000 in 2002. This amount is included under revenues from operating agreements. Effective May 1, 2002, the Company recommenced operation of the Security Segment.

Cost of Revenues

     Car and Truck Wash Services

Cost of revenues for the year ended December 31, 2004 was $30.1 million or 73% of revenues with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the year ended December 31, 2003 was $32.3 million, or 74% of revenues with car wash and detailing costs at 73% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. The Company experienced a slight improvement in wash and detailing operating margins in 2004, despite a decrease in wash volume of 10.2% as compared to the prior year, as a result of a decline in insurance related claim costs, lease termination costs recorded in the prior year related to an underperforming car wash property closed in 2003, and the divestitive or closing of five unprofitable or marginally profitable car wash sites in 2003 and 2004. Additionally, due to management’s emphasis on monitoring labor staffing on a daily basis, we were successful in maintaining relatively stable labor costs as a percent of revenues in 2004 and 2003 despite the decrease in volume.

Cost of revenues for the year ended December 31, 2003 was $32.3 million or 74% of revenues with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the year ended December 31, 2002 was $31.8 million, or 72% of revenues with car wash and detailing costs at 70% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. In 2003, as compared to 2002, the Company experienced a deterioration in wash and detailing operating margins largely due to the decrease in wash volume of 6.9% as compared to the prior year, combined with increased insurance premiums and related claim costs, lease termination costs related to an underperforming car wash property closed in 2003, and an increase in labor costs as a percent of revenues of approximately two percentage points. This deterioration in wash and detailing operating margins was partially offset by certain temporary and permanent cost savings measures instituted in March of 2003, including reductions in payroll and related benefit costs, repairs and maintenance costs and certain other operating expenses.

     Security

Cost of revenues were $12.0 million, or 72% of revenues, $3.5 million or 62% of revenues and $1.5 million or 61% of revenues for 2004, 2003 and 2002, respectively. For the first four months of 2002, pursuant to a Management Agreement, no costs were incurred by us. The increase in cost of revenues in 2004 is principally due to the growth in the sale of video surveillance systems and components which have gross profit margins typically lower than less-then-lethal defense sprays; an increase in sales of monitors, which are typically sold at lower profit margins than other video system components; an increase in sales to larger distributors and system installers at lower profit margins to gain market share; and the acquisition of IVS and S&M with sales margins lower than the Company’s previously existing security operations. Management does not expect the cost of revenues as a percent of revenues to increase substantially from current levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004 were $12.6 million compared to $9.5 million for the same period in 2003, an increase of approximately $3.1 million or 33%. SG&A costs as a percent of revenues were 21.9% for 2004 as compared to 19.4% in 2003. The increase in SG&A costs is primarily the result of growth of the Security Segment, which added $2.5 million of SG&A costs in 2004, and an increase of $497,000 in Corporate SG&A costs. The SG&A cost increase in the Security Segment was comprised of $1.6 million related to the “do it yourself” video surveillance system business and the high end digital camera business acquired in July 2004 including $105,000 of transaction and integration costs as well as increases in costs of our existing Ft. Lauderdale, FL based video surveillance systems operation. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff was added to handle planned growth. Corporate cost increases related principally to increased insurance costs, the cost of settling a legal matter for $55,000, and a management bonus and increased corporate salaries totaling $298,000 in 2004. Management does not expect SG&A costs as a percent of revenues to substantailly increase in the future.

Selling, general and administrative expenses for the year ended December 31, 2003 were $9.5 million compared to $8.4 million for the same period in 2002, an increase of approximately $1.1 million or 13%. SG&A costs as a percent of revenues were 19.4% for 2003 as compared to 18.1% in 2002. The increase in SG&A costs is primarily the result of recommencing operation of the Security Segment in May 2002, which along with the growth in the video surveillance system and components operation added a combined $1.2 million of SG&A costs in 2003. The Company also incurred approximately $168,000 of legal fees through December 31, 2003 related to the investigation being conducted by the United States Securities and Exchange Commission. These increases in costs were partially offset by certain temporary and permanent cost saving measures initiated in March of 2003, including reductions in payroll and related benefit costs.

Depreciation and Amortization

Depreciation and amortization totaled $2.5 million, $2.0 million and $2.0 million for 2004, 2003 and 2002, respectively. In the fourth quarter of 2004, the Company recorded an adjustment to reflect the appropriate balances for certain assets classified as buildings and leasehold improvements that had been depreciated using incorrect useful lives. Specifically, the Company recognized $338,000 in additional depreciation and amortization expense in its consolidated statement of operation for the quarter ended December 31, 2004 to correct the aforementioned error in accounting. We decided to record the correction in the current period and not restate our previously issued financial statements after taking into consideration (i) that the adjustment, net of applicable income taxes, did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; and (ii) that the cumulative impact of the adjustment on stockholders’ equity was not material to the financial statements of prior interim or annual periods.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. The costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $53,000, $0 and $57,000 in 2004, 2003 and 2002, repectively. These costs, which principally related to several possible acquisitions we pursued in the Security Segment, are primarily related to due diligence costs.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona, which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

In the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded impairments of approximately $1.0 million and $6.7 million related to our Northeast and Texas reporting units, respectively. Additionally, in the fourth quarter of 2003, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment.These 2004 and 2003 impairments were principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather, and increased competition near several of our facilities in Texas and New Jersey.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2004, was $1.9 million compared to $2.0 million for 2003. This decrease in our interest expense was the result of a reduction in our outstanding debt as a result of routine monthly principal payments, partially offset by an increase in interest rates in the last quarter of 2004 on approximately 50% of our long-term debt which has interest rates tied to the prime rate.

Interest expense, net of interest income, for the year ended December 31, 2003, was $2.0 million compared to $2.2 million for 2002. This decrease in our interest expense was the result of a decrease in interest rates on approximately 50% of our long-term debt which has interest rates tied to the prime rate and a reduction in our outstanding debt as a result of routine monthly principal payments.

Other Income

Other income was $267,000, $438,000, and $327,000 for 2004, 2003 and 2002, respectively. Included in 2003 is a $107,000 gain on the sale of a car wash facility in our Northeast region.

Income Taxes

We recorded income tax benefits of $3.0 million, $50,000, and $32,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Income tax benefit reflects the recording of income taxes on loss before income taxes at effective rates of approximately 32%, 1%, and 36% for the years ended December 31, 2004, 2003, and 2002, respectively. In 2004 and 2003 no income tax benefit was recorded on the Northeast region reporting unit goodwill impairments of approximately $1.0 million and $3.4 million, respectively, due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

In 2002, we recorded an income tax benefit related to the cumulative effect of a change in accounting principle of approximately $2.2 million which reflects an effective rate of 36% for the impairment in the Arizona and truck wash reporting units. No income tax benefit was recorded for the Northeast region reporting unit goodwill impairment due to the non-deductibility of the goodwill.

At December 31, 2004, we had approximately $16.0 million of net operating loss carryforwards for federal income tax purposes. Components of the net operating loss carryforwards include $14.8 million from continuing operations and $1.2 million from acquired net operating losses attributable to the acquisition of Colonial Full Service Car Wash, Inc.

Liquidity and Capital Resources

     Liquidity

Cash and cash equivalents were $14.5 million at December 31, 2004. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 30.5% at December 31, 2004, and 37% at December 31, 2003. The improvements in the Company’s cash position and total debt to total capitalization ratio are directly related to equity infusions as noted below.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security Segment, and for equipment purchases and upgrades for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of December 31, 2004, we had working capital of approximately $17.5 million. At December 31, 2003, working capital was approximately $270,000. The significant improvement in working capital at December 31, 2004 is primarily attributable to: 1) $8.95 million of proceeds received from the removal of a restriction on outstanding shares of the Company’s common stock; 2) $9.4 million of proceeds, net of issuance costs, from the sale of approximately 1.9 million shares of the Company’s common stock to two private institutions through three seperate sale transactions and the sale of 150,000 shares of the Company’s stock to Fusion under a Master Facility Agreement; 3) $1.9 million of proceeds from the exercise of common stock options; and 4) $795,000 of proceeds from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Working capital was also positively affected by the renewal and reclassification to non-current liabilities of approximately $3.3 million of 15-year amortizing loans with Bank One. The increase in working capital was partially offset by the use of $5.6 million of cash for the acquisitions of IVS and S&M on July 1, 2004; capital expenditure investments for further growth within the Car and Truck Wash Segment and the Security Segment, as more fully detailed below; and the reclassification to current liabilities of an additional loan for $290,000 which is up for renewal in April 2005. The Company intends to renew this loan with the current lender. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of loans in 2004 and 2003 totaling $3.3 million and $6.4 million, respectively, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

During the year ending December 31, 2004 and 2003, we made capital expenditures of $1.46 million and $872,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $1.3 million for the year ending December 31, 2005. The Company believes its current cash balance at December 31, 2004 of $14.5 million and cash flow from operating activities in the remainder of 2005 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2005, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $750,000 to $1.25 million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2005 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

We have spent approximately $4.9 million through June 30, 2004 in developing our video surveillance systems operations in Ft. Lauderdale, FL. including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our newly acquired S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed. We estimate capital expenditures for the Security Segment at approximately $150,000 for 2005, principally related to improvements and equipment for the new facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida.

We intend to continue to expend significant cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2005 and in years subsequent to 2005. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At December 31, 2004, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional video surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at December 31, 2004, the full amount of the revolving credit facility is currently available. The amount of capital that we will spend in 2005 and in years subsequent to 2005 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash balance of $14.5 million at December 31, 2004 and the revolving credit facility will provide for growth in 2005. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended December 31, 2004 we would have been in default on certain of our debt covenants had we not obtained waivers. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At December 31, 2004, we had borrowings, including capital lease obligations, of approximately $29.2 million. We had three letters of credit outstanding at December 31, 2004, totaling $908,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2004. The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commerical letters of credit under this commitment at December 31, 2004.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At December 31, 2004, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company’s debt coverage ratio related to the GMAC notes payable was .92:1 at December 31, 2004. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at December 31, 2004, and for measurement periods through January 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at December 31, 2004. If we are not able to increase our debt coverage ratio to at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at December 31, 2004 and thereafter. The Company’s debt coverage ratio was .89:1 at December 31, 2004, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through January 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our financial statements at December 31, 2004. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants or obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold or closed five unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $14.5 million and GMAC debt currently totaling $10.6 million, including debt recorded as long-term debt at December 31, 2004, would become payable on demand by the financial institution upon expiration of the current waivers.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2004 (in thousands):

	Payments Due By Period
		Less than	Two to	Four to Five	More Than
Contractual Obligations(1)	Total	One Year	Three Years	Years	Five Years
Long-term debt (2)	$29,021	$2,541	$5,137	$13,542	$7,801
Capital leases (2)	174	93	81	—	—
Minimum operating lease payments	4,212	1,093	1,371	815	933

	$33,407	$3,727	$6,589	$14,357	$8,734

	Amounts Expiring Per Period
		Less Than	Two to	Four to Five	More Than
Other Commercial Commitments	Total	One Year	Three Years	Years	Five Years
Line of credit(3)	$500	$500	$—	$—	$—
Standby letters of credit(4)	908	908	—	—	—

	$1,408	$1,408	$—	$—	$—

(1)	Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.9 million.

(3)	There were no borrowings outstanding under the Company’s line of credit at December 31, 2004.

(4)	The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commerical letters of credit under this commitment at December 31, 2004. Outstanding letters of credit of $908,000 represent collateral for workers’ compensation insurance policies

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month: provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino’s employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC (“Fusion”) and the Equity Purchase Agreement between the Company and Fusion has been terminated. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company’s common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement under which the Company sold Fusion 150,000 registered shares of the Company’s common stock at $2.32 per share and terminated the Equity Purchase Agreement.

     Cash Flows

Operating Activities. Net cash provided by operating activities totaled $1.2 million for the year ended December 31, 2004 and $137,000 in 2003. The Company generated approximately $147,000 in cash from working capital accounts. The cash generated from working capital was mainly due to increases in accounts payable and accrued expenses. This was partially offset by growth in the Company’s inventory of approximately $1.4 million from December 31, 2003 to December 31, 2004. The increase in inventory was due primarily to growth within our existing Ft. Lauderdale, Florida and recently acquired Farmers Branch, Texas video surveillance systems and components operations. The Company also incurred $2.5 million of non-cash depreciation and amortization expense.

Net cash provided by operating activities totaled $137,000 for the year ended December 31, 2003 as compared to net cash provided by operating activities of $3.3 million for the year ended December 31, 2002. The reduction in net cash provided by operating activities in 2003 was pricipally due to an increased net loss from operations in 2003 and a decrease in cash generated from the changes in working capital accounts of $2.3 million. The decrease in cash generated from working capital is mainly attributed to an increase in the Company’s inventory and accounts receivable totaling $1.95 million, due primarily to the increase in inventory and accounts receivable related to the growth and expansion of the Company’s Security Segment. The increase in the loss from operations is mainly due to the expansion of the Security Segment and the effect of increased inclement weather, especially in the Northeast and Texas regions, together with a slower economy, which negatively affected the Company’s car count.

Investing Activities. Cash used in investing activities totaled $7.8 million for the year ended December 31, 2004 which includes $5.6 million for the July 1, 2004 acquisition of IVS and S&M, $1.5 million for capital expenditures relating to ongoing car care operations, and $1.4 million for capital expenditures relating to the Security Segment. These expenditures were partially offset by proceeds of approximately $795,000 received from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Cash used in investing activities totaled $569,000 for the year ended December 31, 2003 which includes $873,000 for capital expenditures relating to ongoing car care operations, and $234,000 for the Security Segment. These amounts were partially offset by $598,000 of cash proceeds from the sale of a car wash facility in our Northeast region.

Financing Activities. Cash provided by financing activities was $17.6 million for the year ended December 31, 2004 which includes $11.3 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from the removal of restrictions on shares, partially offset by routine principal payments on debt of $2.6 million. Cash used in financing activities was $2.3 million for the year ended December 31, 2003 which was pricipally for routine principal payments on debt.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather adversely affects our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company’s third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse geographic regions. The Company also experiences a seasonal reduction in volume during the third quarter within the Company’s Arizona and Florida regions as a result of a migration of a significant portion of those areas’ populations to cooler climates.

The Company believes that inflation and changing prices have not had, and are not expected to have, a material adverse effect on its results of operations in the near future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at December 31, 2004 and would have had the impact of increasing interest expense by approximately $170,000 in 2004.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (5.5% at December 31, 2004). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2004 the contract which was originally purchased for $124,000, is included in other assets, at its fair market value of approximately $79,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm and Consolidated Financial Statements are included in Part III, ITEM 15 of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2000, we selected the international accounting firm of Grant Thornton LLP to serve as our new independent accountants for the audit of the Company’s Consolidated Financial Statements for the year ended December 31, 1999. The appointment of Grant Thornton LLP as continuing auditors for the years ended through December 31, 2004 was approved by our Board of Directors and ratified by our Stockholders at the Company’s Annual Meetings.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s periodic filings with The United States Securities and Exchange Commission. In addition, management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Louis D. Paolino, Jr	48	Chairman of the Board, President, and Chief Executive Officer
Robert M. Kramer	52	Executive Vice President, Chief Operating Officer of the Car and Truck Wash Segment,General Counsel and Secretary
Gregory M. Krzemien	45	Chief Financial Officer and Treasurer
Ronald R. Pirollo	46	Chief Accounting Officer and Corporate Controller
Matthew J. Paolino	40	Director, Vice President
Mark S. Alsentzer	49	Director
Constantine N. Papadakis, Ph.D.	59	Director
Burton Segal	61	Director

All of the Mace’s directors serve for terms of one year each until their successors are elected and qualified.

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

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer of the Car and Truck Wash Segment since July 2000. Mr. Kramer also served as a director of the Company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C.. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University Law School.

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

Mark S. Alsentzer has served as a director of the Company since December 1999. From December 1996 through September 2004, Mr. Alsentzer was President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also serves as a director, and since January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. On July 23, 2004, U.S. Plastic Lumber Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mark S. Alsentzer was Chairman, President and Chief Executive Officer of U.S. Plastic Lumber Corporation. Mr. Alsentzer currently remains a director on the Board of U.S. Plastic Lumber Corporation and is no longer Chairman, President or Chief Executive Officer.

Constantine N. Papadakis, Ph.D. has served as a director of the Company since May 1999. From 1995 through the present, Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of Sovereign Bank, Met-Pro Corporation, The Philadelphia Stock Exchange, Corcell, Inc., the Judicial Council of the Supreme Court of Pennsylvania, the Opera Company of Philadelphia, the National Commission for Cooperative Education, the University City Science Center, the Ben Franklin Technology Center and the World Trade Center of Greater Philadelphia.

Burton Segal has served as a director of the Company since December 2003. From 1973 through the present, Mr. Segal has been a Principal in the Accounting firm of Burton Segal & Co., Certified Public Accountants.

The Board has determined the Messrs. Alsentzer, Papadakis and Segal are independent directors within the meaning of Rule 4200 (a) (15) of National Association of Securities Dealers’ listing standards.

Audit Committee Financial Expert

The Board of Directors has determined that Burton Segal, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the

Exchange Act. The members of the Audit Committee are Burton Segal, Chairman, Mark S. Alsentzer, and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.

Code of Ethics and Corporate Governance

The Company has adopted a Code of Ethics and Business Conduct for directors, officers (including the chief executive officer, chief financial officer, and chief accounting officer), and employees. The Code of Ethics and Business Conduct is posted on our website at www.mace.com.

The Board of Directors adopted Corporate Governance Guidelines. Stockholders are encouraged to review the Corporate Governance Guidelines at our website at www.mace.com for information concerning the Company’s governance practices. Copies of the charters of the committees of the Board are also available on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the Commission and the NASDAQ Stock Market (the “NASDAQ”), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2004 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the “Named Executive Officers”) for the three years ended December 31, 2004.

SUMMARY COMPENSATION TABLE(1)

				Long-Term
				Compensation
				Awards
	Fiscal Year			Securities
NAME AND	ended	Annual Compensation		Underlying
PRINCIPAL POSITIONS	December 31,	Salary	Bonus	Options (#)
Louis D. Paolino, Jr.	2004	$400,000	$200,000	732,182
President, Chief Executive	2003	$346,769	—	150,000
Officer and Chairman of the Board	2002	$320,000	—	87,500

Robert M. Kramer Executive Vice President,
Chief Operating Officer of the	2004	$163,438	—	112,500
Car and Truck Wash Segment,	2003	$155,692	—	150,000
General Counsel and Secretary	2002	$151,202	—	37,500

Gregory M. Krzemien	2004	$144,485	—	50,000
Chief Financial Officer and	2003	$135,492	—	150,000
Treasurer	2002	$131,596	—	37,500

				Long-Term
				Compensation
				Awards
	Fiscal Year			Securities
NAME AND	ended	Annual Compensation		Underlying
PRINCIPAL POSITIONS	December 31,	Salary	Bonus	Options (#)

Ronald R. Pirollo	2004	$130,137	—	25,000
Chief Accounting Officer	2003	$118,427	—	100,000
and Corporate Controller	2002	$117,615	—	15,000

(1)	The columns captioned “Annual Compensation - Other Annual Compensation,” “Long-Term Compensation - Restricted Stock Awards,” “LTIP Payouts,” and “All Other Compensation” have been omitted because none of the Named Executive Officers received other annual compensation except for Mr. Paolino who receives a car at a lease cost of $1,500 per month. Additionally, the Company paid legal fees in 2004 to Mr. Paolino’s attorney of approximately $38,800 which were incurred in connection with Mr. Paolino’s obligation to file Form 4’s and Form 13d’s in connection with his ownership of the Company’s common stock. The Company (i) made no restricted stock awards, and (ii) maintained no long-term incentive plan for any of the Named Executive Officers, in each case during the three fiscal years ended December 31, 2004, except as noted above. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.

Director Compensation

Prior to June 30, 2004, Mace did not pay fees to directors, but paid non-employee directors reasonable travel and out-of-pocket expenses relating to their attendance at meetings. On June 29, 2004, the Independent Directors approved a compensation package for the Independent Directors consisting of (a) an annual fee of $4,000, prorated for partial years of service, (b) a $750 fee for in-person attendance at each Board meeting, and (c) a $300 fee for in-person attendance at each committee meeting.

On August 10, 2004, Mace’s outside directors, Mark S. Alsentzer, Burton Segal, and Constantine N. Papadakis, Ph.D., were each granted options to purchase 11,000 shares of Mace common stock at $3.04 per share for their service on the Board of Directors in 2004. Additionally, on November 2, 2004, Mark S. Alsentzer was granted options to purchase 25,000 shares of Mace common stock at $5.00 per share to compensate him for not being able to exercise a warrant for 25,000 shares prior to expiration due to the Company’s insider trading policy. On November 19, 2004, Louis D. Paolino, Jr., Matthew J. Paolino, Mark S. Alsentzer, Burton Segal, and Constantine N. Papadakis, Ph.D., were each granted options to purcahse 14,000 shares of Mace common stock at $5.35 per share for their services on the Board of Directors in 2004.

On April 4, 2002, Mace’s outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D., were each granted options to purchase 12,500 shares of Mace common stock at $2.36 per share for their service on the Board of Directors in 2002.

All of the above grants were made under the 1999 Stock Option Plan.

Equity Compensation Plan Information

Stock options are issued under the 1999 Stock Option Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the Stock Option Plan, which has been approved by the stockholders of the Company, is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees. Warrants have been issued in connection with the sale of the shares of the Company’s stock, the purchase and sale of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors of the Company. Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2004.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders	2,971,264	$4.03	4,123,550

Equity compensation plans not approved by stockholders	433,000	$8.02	N/A

Option and Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR (1)
(Individual Grants)

		% of Total
	Number of	Options			Potential Realizable Value
	Securities	Granted to	Exercise		at Assumed Rates of Stock
	Underlying	Employees	Price		Price Appreciation for
	Options	in Fiscal	Per	Expiration on	Option Term
Name	Granted	Year (1)	Share	Date	5%	10%
Louis D. Paolino, Jr.	568,182	37.7%	$4.21	11/02/14	$1,505,682	$3,812,501
	164,000	10.9%	$5.35	11/19/14	$551,040	$1,398,920

Gregory M. Krzemien	50,000	3.3%	$5.35	11/19/14	$168,000	$426,500

Robert M. Kramer	37,500	2.5%	$4.21	11/02/14	$99,375	$251,625
	75,000	4.9%	$5.35	11/19/14	$252,000	$639,750

Ronald R. Pirollo	25,000	1.7%	$5.35	11/19/14	$84,000	$213,250

(1)	The Company granted options to employees and directors to purchase a total 1,506,182 shares of common stock during the fiscal year ended December 31, 2004. All of these grants were made at exercise prices equal to the fair market value of the common stock at the date of grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2004, including the number and value of exercisable and unexercisable stock options as of December 31, 2004. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2004. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company’s common stock on December 31, 2004 was $4.80 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-money
	at Fiscal Year End 2004		Options/SARs at Year End 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Louis D. Paolino, Jr.	899,682	75,000	$1,081,915	$—
Gregory M. Krzemien	325,000	25,000	$784,750	$—
Robert M. Kramer	417,500	37,500	$818,063	$—
Ronald R. Pirollo	187,500	12,500	$450,350	$—

Employment Agreements

Louis D. Paolino, Jr., Employment Agreement

Mace currently employs Louis D. Paolino, Jr., as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: annual salary of $400,000; a car allowance not to exceed $1,500 per month; provision of certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino’s employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

Other Executive Employment Agreements

The primary terms of the employment agreements for Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Messrs. Kramer and Krzemien are working on a month-to-month, at-will basis. Mr. Pirollo or the Company may terminate Mr. Pirollo’s employment at any time. Under the prior employment agreements, Mace granted to each of these executive officers options to purchase shares of Mace common stock at $5.375 per share that vested over a period of four years. The table below discloses the current salary and initial option grants for these executive officers.

		Current	Initial
Name	Office	Annual Salary	Option Grant
Robert M. Kramer	Chief Operating Officer of the Car	$210,000	100,000
	and Truck Wash Segment,Executive
	Vice President, General Counsel
	and Secretary

Gregory M. Krzemien	Chief Financial Officer	$200,000	62,500
	and Treasurer

Ronald R. Pirollo	Chief Accounting Officer	$160,000	25,000
	and Corporate Controller

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors consisted of directors Burton Segal, Mark Alsentzer, and Constantine N. Papadakis, Ph.D. No executive officer of Mace served as a director or compensation committee member of any entity of which Messrs. Segal, Alsentzer or Papadakis was an executive officer or director.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Company’s Board of Directors consisted of directors Burton Segal, Mark Alentzer, and Constantine N. Papadakis, Ph.D.

The following report of the Compensation Committee is required by the rules of the United States Securities and Exchange Commission to be included in the Company’s Proxy Statement or the Company’s Annual Report on Form 10-K and addresses the Company’s executive compensation policies for the fiscal year ended December 31, 2004. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

General. The Company’s compensation policies for executives are intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company.

The Company’s current compensation package consists of three components: base salaries, bonuses and stock options. Together these elements comprise total compensation value. The total compensation paid to the Company’s executive officers is influenced significantly by the need (i) to attract management employees with a high level of expertise, and (ii) to motivate and retain key executives for the long-term success of the Company and its stockholders.

Compensation for 2004

In 2004, Mace focused its management efforts on maximizing operating profits from its Car and Truck Wash Segment and continuing the growth of its Security Segment. Additionally, the financing and re-financing of the Company’s long-term debt demanded significant time and attention. Management also successfully increased the Company’s cash position from $3.4 million at December 31, 2003 to $14.5 million at December 31, 2004. The cash position was increased by the Company’s sale of common stock and a transaction with Price Legacy Corporation that paid the Company $8.95 million for removal of a contractual restriction on 1.75 million shares owned by Price Legacy Corporation. The Compensation Committee considered these numerous factors and the Company’s financial results in formulating its executive compensation policies and practices for fiscal 2004. The Committee also considered the Amper, Politziner and Mattia, P.C. study of compensation levels dated May 2004 for each executive position when determining compensation.

The May 2004 compensation study by Amper, Politziner and Mattia, P.C. concluded that the total compensation package for Mr. Paolino fell below the peer group median. After considering all factors, Mr. Paolino was granted 150,000 options on November 19, 2004 and a $200,000 bonus on February 14, 2005. The bonus and 150,000 options were granted for Mr. Paolino’s 2004 performance. Mr. Paolino’s base salary remained the same at $400,000. In 2004, Mr. Paolino also recieved a grant of 568,182 options. The 568,182 option grant was made to compensate Mr. Paolino for not being able to exercise a warrant for 568,182 shares prior to its expiration due to the Corporation’s insider trading policy. The options granted have an exercise price equal to the market price at the date of grant. The Compensation Committee’s basis for the 150,000 option award and bonus awarded to Mr. Paolino was Mr. Paolino’s success in improving the Company’s cash postion in 2004 and in achieving 198% growth in the Security Segment’s revenues from 2003 to 2004. Mr. Paolino’s total compensation for 2004 places his compensation above the 75th percentile of the companies surveyed by Amper, Poliziner & Mattia, P.C.. The Committee believes that Mr. Paolino’s compensation is appropraite in the context of (i) the Company’s 2004 results, and (ii) compensation packages of chief executive officers at comparable companies.

The May 2004 compensation study concluded that the cash compensation of Mr. Kramer, Mr Krzemien and Mr. Pirollo fell below the peer group’s 25th percentile. In November, 2004, Mr. Kramer’s cash compensation was increased by $54,000 to a total of $210,000 and Mr. Kramer was granted 75,000 stock options, Mr. Krzemien’s cash compensation was increased by $65,000 to a total of $200,000 and Mr. Krzemien was granted 50,000 stock options and Mr. Pirollo’s cash compensation was increased by $40,000 to a total of $160,000 and he was granted 25,000 stock options. Messrs. Kramer, Krzemien and Pirollo did not recieve a cash compensation increase since April 2002. With the cash compensation increase, Mr. Kramer’s and Mr. Krzemien’s cash compensation was slightly below the peer group’s 25th percentile and Mr. Pirollo’s cash compensation was slightly above the 25th percentile. Additionally, Mr. Kramer was granted 37,500 options in 2004 to compensate him for not being able to exercise a warrant for 37,500 shares prior to its expiration due to the Corporation’s insider trading policy. All options granted to Mr. Kramer, Mr. Krzemien and Mr. Pirollo have an exercise price equal to the market price at the date of grant. The total compensation for Mr. Kramer, Mr. Krzemien and Mr. Pirollo for 2004 was between the median and the 75th percentile of peer companies surveyed.

Base Compensation. The Committee established annual base salary levels for its executives based on competitive data, level of experience, position, responsibility, and individual and Company performance. The Committee has used comparative data provided by Amper, Politziner and Mattia, P.C. For 2004, the Company has maintained base cash compensation levels for Mr. Paolino near the median of the peer companies surveyed and for Mr. Kramer, Mr. Krzemien and Mr. Pirollo near the 25th percentile of peer companies. Peer companies included companies providing consumer services on a national basis. The primary terms of the employment agreements of Mr. Kramer, Mr. Krzemien, and Mr. Pirollo expired on March 26, 2003. Messrs. Kramer and Krzemien are working on a month-to-month at will-basis. Mr. Pirollo or the Company may terminate Mr. Pirollo’s employment at any time.

Stock Options. The Company grants stock options to its executive management under its 1999 employee stock option plan. Option grants are intended to offer significant returns if the Company is successful and, therefore, create significant incentives to devote the effort called for in order to implement the Company’s strategic plan. The Compensation Committee believes that executives’ interests are directly tied to enhanced stockholder value. Thus, stock options are used to provide the executive management team with a strong incentive to perform in a manner that should result in the long-term success of the Company.

Performance Bonuses. The Company maintains the option to supplement base compensation with awards of performance bonuses in the form of cash to reward efforts undertaken by its key executive officers which are extraordinary in nature.

The Compensation Committee of the Board of Directors

Burton Segal
Mark Alsentzer
Constantine N. Papadakis, Ph.D.

Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the NASDAQ Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”).(1)

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MACE SECURITY INTERNATIONAL, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN 1, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEARENDING DECEMBER 31, 2004

(1)	The Selected Peer Group Index is comprised of securities of Lo-Jack Corporation and Precision Auto Care, Inc. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY INTERNATIONAL, INC., THE
NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	1999	2000	2001	2002	2003	2004
Mace Security International, Inc.	100.0	21.96	20.85	25.33	25.33	58.18

NASDAQ Market Index	100.0	107.32	77.60	70.66	115.87	174.23

Selected Peer Group	100.0	62.85	50.10	34.95	52.55	56.97

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following beneficial ownership table sets forth information as of January 31, 2005, except for Langley Partners, L.P. which is based on their Schedule 13G filing dated February 7, 2005, regarding beneficial ownership of shares of Mace common stock by the following persons:

.	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the United States Securities and Exchange Commission;

.	each director of Mace;

.	each Named Executive Officer; and

.	all directors and executive officers of Mace as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of January 31, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

	Amount and Nature		Percentage of
Name and Address of	of Beneficial		Common Stock Owned
Beneficial Owner	Ownership		(1)
Louis D. Paolino, Jr. 1000 Crawford Place, Suite 400 Mt. Laurel, NJ 08054	1,790,640	(2)	11.1%

Langley Partners, L.P. 535 Madison Avenue, 7th floor New York, NY 10022	1,179,900	(3)	7.6

Mark S. Alsentzer	577,500	(4)	3.8

Matthew J. Paolino	283,354	(5)	1.8

Robert M. Kramer	487,324	(6)	3.1

Gregory M. Krzemien	350,250	(7)	2.2

Ronald R. Pirollo	192,500	(8)	1.2

Constantine N. Papadakis, Ph.D.	72,500	(9)	*

Burton Segal	25,000	(10)	*

	Amount and Nature		Percentage of
Name and Address of	of Beneficial		Common Stock Owned
Beneficial Owner	Ownership		(1)
All current directors and executive officers as a group (8 persons)	3,779,068	(11)	21.8

*	Less than 1% of the outstanding shares of Mace common stock.

(1)	Percentage calculation is based on 15,271,132 shares outstanding on January 31, 2005.

(2)	Includes options to purchase 899,682 shares.

(3)	Includes warrants to purchase 333,000 shares.

(4)	Includes options to purchase 77,500 shares.

(5)	Includes options to purchase 81,500 shares.

(6)	Includes options to purchase 417,500 shares.

(7)	Includes options to purchase 325,000shares.

(8)	Includes options to purchase 187,500 shares.

(9)	Represents options to purchase 72,500 shares.

(10)	Represents options to purchase 25,000 shares.

(11)	See Notes 2, 4, 5, 6, 7, 8, 9 and 10 above.

Equity Compensation Plan Information

See the information contained under the heading “Equity Compensation Plan Information” within Item 11 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation fifty percent owned by Louis D. Paolino, Jr., Mace’s Chairman, Chief Executive Officer and President and fifty percent owned by Mr. Paolino’s father Louis D. Paolino, Sr., for Mace’s executive offices in Mt. Laurel, New Jersey. Bluepointe, Inc. sold the building to an unrelated party in May, 2004. The lease terms, which were assumed by the new owner, were subject to a survey of local real estate market pricing and approval by the Company’s Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot) were competitive when the lease was executed.

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees total $31,659 at December 31, 2004.

During 2004, Louis D. Paolino, Jr. purchased approximately $20,600 of the Company’s products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $6,600.

From February 2000 through April 2002, the Company and Mark Sport, Inc. (“Mark Sport”) were parties to a Management Agreement. Mark Sport is a Vermont corporation controlled by Jon E. Goodrich, a former director and current employee of the Company. Mr. Goodrich was a director from December 1987 through December 2003. Under the Management Agreement, as amended, Mark Sport operated the Company’s Security Segment and received all profits or losses from January 1, 2000 to April 30, 2002 in exchange for certain payments to the Company. At March 31, 2004, Mark Sport owed the Company $127,000 in payments under the Management Agreement. In April 2004, the outstanding balance owed by Mark Sport to the Company was paid in full.

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

From January 1, 2003 through December 31, 2004, the Company’s Security Segment sold approximately $156,000 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At December 31, 2004, no balance was owed from these companies to Mace.

Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis Paolino, Jr., has offered to purchase from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company’s operations. Louis Paolino III has offered to purchase the warehouse bay for $306,000 in cash. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 14, 2005 at a estimated market value of $306,000. On February 14, 2005, the Company’s Audit Committee authorized the Company to proceed with a sale of the warehouse property to Louis Paolino III for $306,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $162,310 through February 28, 2005, by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2004, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2004. The Company was billed $141,000 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2003, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2003.

Tax Fees. The Company was billed $17,684 and $20,260 for tax compliance services rendered by Grant Thornton LLP during 2004 and 2003, respectively.

All Other Fees. Mace was billed $46,788 and $17,983 for non-audit or non-tax services, principally SEC compliance services, rendered by Grant Thornton LLP during 2004 and 2003, respectively.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s independent auditors, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004,2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission (“the Commission”) are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)Exhibits:

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

*3.3	Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.3 to the Company’s Report on Form 10-KSB for the year ended December 31, 1999 (the “1999 Form 10-KSB”))

*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)

*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)

*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)

*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)

*10.3	1993 Non-Qualified Stock Option Plan (1) (3)

*10.22	Trademarks(1)

*10.28	Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2)

*10.71	Employment Contract between Mace Security International, Inc. and Robert M. Kramer dated March 26, 1999 (3)

*10.72	Employment Contract between Mace Security International, Inc. and Gregory M. Krzemien dated March 26, 1999 (3)

*10.73	Amendment No. 1 to Merger Agreement between Louis D. Paolino, Red Mountain Holding, Ltd. and Mace Security International, Inc. dated April 13, 1999

*10.74	Amendment No. 1 to Stock purchase Agreement, between Louis Paolino, Jr. and Mace Security International, Inc. dated April 13, 1999

*10.98	Mace Security International, Inc. 1999 Stock Option Plan (3).(Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999)

*10.123	Loan Agreement and Promissory Note dated February 17, 2000, between the Company, its subsidiary Mace Car Wash — Arizona, Inc. and Bank One, Texas, NA. (Exhibit 10.123 to the December 31, 1999 Form 10-KSB dated March 29, 2000)

*10.124	Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31.(Exhibit 10.124 to the December 31, 1999 Form 10-KSB dated March 29, 2000)

*10.128	Form of Equity Purchase Agreement to be issued by Mace to Fusion Capital (included as Exhibit A to Master Facility Agreement in Exhibit 10.1 of S-3). (Exhibit 4.1 to the Company’s Current Form on S-3 dated April 11, 2000).

*10.129	Master Facility Agreement, dated as of April 5, 2000, between Mace and Fusion Capital (Exhibit 10.1 to the Company’s Current Form on S-3 dated April 11, 2000).

*10.130	Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400. (Exhibit 10.130 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.131	Lease Agreement dated August 1, 2000 among Mace Security International, Inc. and Bluepointe, Inc. (Exhibit 10.131 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.132	Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional amendments which are substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc. and Mace Car Wash B Arizona, Inc., are not being filed).(Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.133	Modification Agreement between the Company, its subsidiary — Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004).(Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001)

*10.134	Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.(Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)

*10.135	Amendment dated February 21, 2002 to Management Agreement between the Company and Mark Sport, Inc. and original Management Agreement dated February 1, 2000 to which the amendment relates.(Exhibit 10.135 to the December 31, 2001 Form 10-K dated March 11, 2002)

*10.136	Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.(Exhibit 10.136 to the December 31, 2001 Form 10-K dated March 11, 2002)

*10.137	Promissory Note between the Company and Vermont Mill Properties, Inc. dated February 22, 2002 in the amount of $228,671. (Exhibit 10.137 to the December 31, 2001 Form 10-K dated March 11, 2002)

*10.138	Extension dated February 6, 2002 of Equity Purchase Agreement between the Company and Fusion Capital Fund II, LLC. (Exhibit 10.138 to the December 31, 2001 Form 10-K dated March 11, 2002)

*10.139	Term note dated April 30, 2002, between the Company, its subsidiary, Mace Truck Wash, Inc., and Bank One, Texas, N.A. in the amount of $342,000.(Exhibit 10.139 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.140	Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.141	Amendment dated July 22, 2002 to Management Agreement between the Company and Mark Sport, Inc. (Exhibit 10.141 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.142	Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. (Exhibit 10.142 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.143	Asset Purchase Agreement dated as of August 12, 2002, by and among Micro-Tech Manufacturing, Inc. and Moshe Luski on the one hand, and Mace Security Products, Inc., a wholly owned subsidiary of Mace Security International, Inc. (Exhibit 10.143 to September 30, 2002 Form 10-Q dated November 12, 2002)

*10.144	Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)

*10.145	Promissory Note and Loan Agreement dated October 31, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $480,000.(Exhibit 10.145 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.146	Line of Credit Note and Credit Agreement dated December 15, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Bank One Texas, N.A. in the amount of $500,000. (Exhibit 10.146 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.147	Amendment dated February 21, 2003 to Business Loan Agreement between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional amendments which are substantially identical in all material respects, except as to the borrower being Mace Truck Wash, Inc. and Mace Security Products, Inc., are not being filed). (Exhibit 10.147 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.148	Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.149	Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Mace Car Wash B Arizona, Inc. and Bank One, Texas, N.A. in the amount of $4,281,578.(Exhibit 10.149 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.150	Modification Agreement dated March 14, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. (Exhibit 10.150 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.151	Note Modification Agreement dated August 5, 2003, effective July 10, 2003, between the Company, its subsidiary, Mace Car Wash B Arizona, Inc. and Bank One, Texas, N.A. in the amount of $731,455. (Exhibit 10.151 to the June 30, 2003 Form 10-Q dated August 12, 2003)

*10.152	Employment Contract dated August 12, 2003, between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.152 to the June 30, 2003 Form 10-Q dated August 12, 2003) (3)

*10.153	Consolidated Promissory Note and Amended and Restated Loan Agreement dated October 20, 2003 between the Company, its wholly owned subsidiary, Mace Security Products, Inc. and Wachovia Bank, N.A. in the amount of $728,800. (Exhibit 10.153 to the September 30, 2003 Form 10-Q dated November 12, 2003)

*10.154	Amendment dated October 25, 2003 to Employment Contract dated August 12, 2003 by and between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.154 to the September 30, 2003 Form 10-Q dated November 12, 2003) (3)

*10.155	Modification and Extension of Note and Ratification of Mortgage Liens dated November 28, 2003, between the Company, its subsidiary, Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $5,723,079.
(Exhibit 10.155 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.156	Note Modification Agreement and Amendment to Credit Agreement dated December 15, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Bank One, Texas, N.A. in the amount of $500,000.(Exhibit 10.156 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.157	Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50.(Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.158	Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash — Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.) (Exhibit 10.158 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.159	Amendment to Credit Agreement dated April 27, 2004, effectiveness of March 31, 2004 between Mace Security International, Inc., and Bank One Texas, N.A. (Pursant to instruction 2 to Item 601 of Regulation S-K, four Additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc. Mace Security Products Inc. and Eager Beaver Car Wash, Inc., are not being fikled) (Exhibit 10.159 to the March 31, 2004 Form 10-Q dated May 5, 2004)

*10.160	Termination Agreement dated April 21, 2004, between Mace Security International, Inc. and Fusion Capital Fund II, LLC. (Exhibit 10.160 to March 31, 2004 Form 10-Q dated May 5, 2004.)

*10.161	Stock Restriction Removal Agreement dated April 12, 2004, between Mace Security International, Inc. and Price Legacy Corporation (Exhibit 10.161 to the March 31, 2004 Form 10-Q dated May 5, 2004.)

*10.162	Warrant dated May 26, 2004 to purchase 183,000 shares of the Company’s common stock, issued to Langley Partners, L.P. (Exhibit 4.3 to the June 16, 2004 Form S-3)

*10.163	Securities Purchase Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth on the Signature pages therof (Exhibit 10.1 to the June 16, 2004 Form S-3)

*10.164	Registration Rights Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth On the Signature pages thereof (Exhibit 10.2 to the June 16, 2004 Form S-3)

*10.165	First Amendment to the Securities Purchase Agreement, dated June 8, 2004 (Exhibit 10.3 to the June 16, 2004 Form S-3)

*10.166	Agreement for purchase and Sale of Assets by and among MDI Operating, L.P. America Building Control, Inc. and Mace Security International, Inc.( Exhibit 2.1 to the July 1, 2004 Form 8-K)

*10.167	Modification Agreement between the Company , its subsidiary — Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the original amount of $984,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement, are not being filed in the original amounts of $2,216,000 (extended to August 20, 2009) and $380,000 (extended to October 6, 2009)). (Exhibit 10.167 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.168	Promissory Note dated September 15, 2004, between the Company, its subsidiary, Mace Security Products, Inc., and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.169	First Amendment to Asset Purchase Agreement dated August 27, 2004, between Vernex, Inc. and Mace Security Products, Inc. (Exhibit 10.169 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.170	Securities Purchase Agreement between Mace and Langley Partners, L.P. (Exhibit 99.2 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.171	Registration Rights Agreement between Mace and Langley Partners, L.P. (Exhibit 99.3 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.172	Warrant to be issued to Langley Partners, L.P. ( Exhibit 99.4 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.174	Registration Rights Agreement between Mace and JMB Capital, L.P. ( Exhibit 99.6 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.175	Warrant to be issued to JMB Capital Partners, L.P. ( Exhibit 99.7 to the December 14, 2004 Form 8-K dated December 16, 2004)

10.176	Compensatory Arrangements with Certain Executive Officers and Directors.

11	Statement Re: Computation of Per Share Earnings

*14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

+	Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.

(2)	Incorporated by reference to the Company’s Form 10-QSB report for the quarter ended September 30, 1994 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through 10.10 in that report.

(3)	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACE SECURITY INTERNATIONAL, INC.

By: /s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr.
Chairman of the Board,
Chief Executive Officer,
and President

DATED the 29th day of March, 2005.

     KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint Louis D. Paolino, Jr. and Gregory M. Krzemien, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Report on Form 10-K of Mace Security International, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Louis D. Paolino, Jr. Louis D. Paolino, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	3/29/05

/s/ Gregory M. Krzemien Gregory M. Krzemien	Chief Financial Officer and Treasurer (Principal Financial Officer)	3/29/05

/s/ Ronald R. Pirollo Ronald R. Pirollo	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	3/29/05

/s/ Matthew J. Paolino Matthew J. Paolino	Director, Vice President	3/29/05

/s/ Constantine N. Papadakis, Ph.D. Constantine N. Papadakis, Ph.D.	Director	3/29/05

/s/ Mark S. Alsentzer Mark S. Alsentzer	Director	3/29/05

/s/ Burton Segal Burton Segal	Director	3/29/05

Mace Security International, Inc.
Consolidated Financial Statements
Years ended December 31, 2004, 2003, and 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Mace Security International, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 15, 2005

Mace Security International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,499	$3,414
Accounts receivable, less allowance for doubtful accounts of $449 and $263 in 2004 and 2003, respectively	2,556	1,531

Inventories	7,067	3,780
Deferred income taxes	321	266
Prepaid expenses and other current assets	2,102	1,878
Assets held for sale	600	—

Total current assets	27,145	10,869
Property and equipment:
Land	31,629	31,391
Buildings and leasehold improvements	36,263	34,871
Machinery and equipment	11,456	10,172
Furniture and fixtures	527	447

Total property and equipment	79,875	76,881
Accumulated depreciation and amortization	(13,003)	(10,738)

Total property and equipment, net	66,872	66,143

Goodwill	3,587	10,623

Other intangible assets, net of accumulated amortization of $309 and $188 in 2004 and 2003, respectively	2,935	991
Deferred income taxes	2,008	1,820
Other assets	210	156

Total assets	$102,757	$90,602

See accompanying notes.

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,634	$5,520
Accounts payable	4,077	2,658
Income taxes payable	278	172
Deferred revenue	469	402
Accrued expenses and other current liabilities	2,216	1,847

Total current liabilities	9,674	10,599

Long-term debt, net of current portion	26,480	25,591
Capital lease obligations, net of current portion	81	175
Other liabilities	—	25

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 10,000,000 Issued and outstanding shares - none	—	—
Common stock, $.01 par value: Authorized shares - 100,000,000 Issued and outstanding shares of 15,271,132 and 12,4 51,7 71 in 2004 and 2003, respectively	153	125
Additional paid-in capital	88,507	69,785
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(22,108)	(15,698)

Total stockholders’ equity	66,522	54,212

Total liabilities and stockholders’ equity	$102,757	$90,602

See accompanying notes.

Mace Security International, Inc. and
Subsidiaries Consolidated Statements of Operations

(In thousands, except share information)

	Year ended December 31,
	2004	2003	2002
Revenues:
Car wash and detailing services	$33,381	$35,655	$36,696
Lube and other automotive services	3,504	4,147	4,219
Fuel and merchandise sales	4,130	3,613	3,217
Security sales	16,632	5,581	2,498
Operating agreements	—	—	80

	57,647	48,996	46,710

Cost of revenues:
Car wash and detailing services	23,754	25,983	25,674
Lube and other automotive services	2,729	3,188	3,301
Fuel and merchandise sales	3,577	3,156	2,802
Security sales	11,989	3,485	1,523

	42,049	35,812	33,300

Selling, general and administrative expenses	12,642	9,486	8,432
Depreciation and amortization	2,509	1,958	1,953
Costs of terminated acquisitions	53	—	57
Goodwill and asset impairment charges	8,225	3,798	1,165

Operating (loss) income	(7,831)	(2,058)	1,803

Interest expense, net	(1,890)	(1,963)	(2,219)
Other income	267	438	327

Loss before income taxes	(9,454)	(3,583)	(89)

Income tax benefit	(3,044)	(50)	(32)

Loss before cumulative effect of change in accounting principle	(6,410)	(3,533)	(57)

Cumulative effect of change in accounting principle, net of tax benefit of $2,188	—	—	(5,733)

Net loss	$(6,410)	$(3,533)	$(5,790)

Basic loss per share
Loss before cumulative effect of change in accounting principle	$(0.47)	$(0.28)	$—
Cumulative effect of change in accounting principle	—	—	(0.46)

Total	$(0.47)	$(0.28)	$(0.46)

Weighted average number of shares outstanding	13,679,604	12,414,816	12,630,964

Diluted loss per share
Loss before cumulative effect of change in accounting principle	$(0.47)	$(0.28)	$—
Cumulative effect of change in accounting principle	—	—	(0.46)

Total	$(0.47)	$(0.28)	$(0.46)

Weighted average number of shares outstanding	13,679,604	12,414,816	12,630,964

See accompanying notes.

Mace Security International, Inc. and
Subsidiaries Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2001	25,428,427	$254	$69,977	$—	$(6,375)	$63,856
Common stock issued in purchase acquisitions	26,316		25			25
Shares purchased and retired	(624,900)	(6)	(416)			(422)
One-for-two reverse stock split	(12,422,188)	(124)	124			—
Net loss					(5,790)	(5,790)

Balance at December 31, 2002	12,407,655	124	69,710	—	(12,165)	57,669
Common stock issued in purchase acquisitions	26,316		50			50
Exercise of common stock options	30,000	1	39			40
Shares purchased and retired	(12,200)		(14)			(14)
Net loss					(3,533)	(3,533)

Balance at December 31, 2003	12,451,771	125	69,785	—	(15,698)	54,212
Common stock issued in purchase acquisition	55,905	—	193			193
Exercise of common stock options	448,456	4	1,872			1,876
Common stock issued for land and building	250,000	3	1,561			1,564
Sales of common stock, net of issuance Costs of $372	2,065,000	21	9,371			9,392
Proceeds from removal of restriction on shares, net of income tax of $3,227	—	—	5,725			5,725
Net loss					(6,410)	(6,410)
Change in fair value of cash flow hedge				(30)		(30)

Total Comprehensive loss						(6,440)

Balance at December 31, 2004	15,271,132	$153	$88,507	$(30)	$(22,108)	$66,522

See accompanying notes.

Mace Security International, Inc. and
Subsidiaries Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Loss before cumulative effect of change in accounting principle	$(6,410)	$(3,533)	$(57)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(5,733)

Net loss	(6,410)	(3,533)	(5,790)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	2,509	1,958	1,953
Provision for losses on receivables	225	86	98
Cumulative effect of change in accounting principle	—	—	7,920
Goodwill and asset impairment charges	8,225	3,798	1,165
Loss (gain) on disposal of property and equipment	18	(104)	—
Deferred income taxes	(3,470)	(155)	(2,423)
Changes in operating assets and liabilities:
Accounts receivable	120	(845)	(16)
Inventory	(1,428)	(1,105)	(195)
Accounts payable	1,419	60	198
Deferred revenue	67	22	127
Accrued expenses	157	(197)	(140)
Income taxes	122	(39)	37
Prepaid expenses and other assets	(310)	191	401

Net cash provided by operating activities	1,244	137	3,335
Investing activities
Acquisition of businesses, net of cash acquired	(5,621)	—	(217)
Purchase of property and equipment	(2,876)	(1,112)	(865)
Proceeds from sale of property and equipment	795	598	—
Payments for intangibles	(86)	(55)	(14)

Net cash used in investing activities	(7,788)	(569)	(1,096)

Financing activities
Proceeds from long term debt	—	11	—
Payments on long-term debt and capital lease obligations	(2,591)	(2,380)	(2,240)
Proceeds from issuance of common stock	11,268	40	—
Gross proceeds from removal of restriction on shares	8,952	—	—
Payments to purchase stock	—	(14)	(422)

Net cash provided by (used in) financing activities	17,629	(2,343)	(2,662)

Net increase (decrease) in cash and cash equivalents	11,085	(2,775)	(423)
Cash and cash equivalents at beginning of year	3,414	6,189	6,612

Cash and cash equivalents at end of year	$14,499	$3,414	$6,189

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, “the Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants reflect the reverse split, unless otherwise noted. Certain amounts in the 2003 Financial Statements have been reclassified to conform to the 2004 presentation.

2. Summary of Significant Accounting Policies

Description of Business

The Company currently operates in two business segments: the Car and Truck Wash Segment, supplying complete car care and truck wash services (including wash, detailing, lube, and minor repairs) and the Security Segment, producing for sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. The Company’s car care and truck wash operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey, Delaware, Indiana, and Ohio.

Revenue Recognition and Deferred Revenue

Revenue from the Company’s Car and Truck Wash Segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed . The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs are included in revenues and cost of goods sold, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Accounts Receivable

The Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide irrevocable confirmed letters of credit and/or cash advances.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security and car care products. Inventories at the Company’s car and truck wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products.

Assets Held for Sale

The Company owned two warehouse bays in Hollywood, FL which were previously utilized in the Security Segment. At December 31, 2004, the bays were classified at their fair market values in our balance sheet as assets held for sale. One bay was sold in January 2005 and Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., has offered to purchase the remaining bay for $306,000 in cash, the current estimated fair market value per a third party independent appraiser.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements — 15 to 40 years; machinery and equipment — 2 to 20 years; and furniture and fixtures — 5 to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense was approximately $2.5 million, $1.9 million, and $1.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $950,000 in 2004, $900,000 in 2003, and $1.1 million in 2002.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net by costs to sell. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

Goodwill

In accordance with SFAS 142, we also completed our annual impairment tests as of November 30, 2004, 2003, and 2002, and will be subject to an impairment test each year thereafter. In the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas Region reporting unit of our Car and Truck Wash Segment. These were principally due to a reduction in future projected cash flows resulting from an extended departure from our historic revenue levels due to inclement weather, the lingering effects of a slower economy, and increased competition near several of our facilities in Texas and New Jersey. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 3, Goodwill). The Company cannot guarantee that there will not be impairments in subsequent years. In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles, we recorded an impairment of approximately $3 .4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, customer lists, product lists, and establishing a registered national brand name . In accordance with SFAS 142, our trademarks and brand name are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. In 2003, approximately $9,000 related to our security product trademarks was written off in accordance with SFAS 142. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $120,000, $53,000, and $31,000, for the years ended December 31, 2004,

2003, and 2002, respectively. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments.

Insurance

Commencing July 2002, we are insured through participation in a captive insurance program with other unrelated businesses including coverage for auto, general liability, and workers’ compensation. The Company maintains excess coverage through occurrence-based policies. With respect to participating in the captive insurance program, we set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on or about the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $803,000 at December 31, 2004. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments and claims.

Costs of Terminated Acquisitions

The Company’s policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management’s current opinion will not be consummated.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.0 million, $2.0 million, and $2.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Income taxes paid were approximately $340,000, $ 144,000, and $ 169,000, in 2004, 2003, and 2002, respectively.

Noncash investing and financing activities of the Company include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004 and property additions financed by debt of $343,000 and $1.0 million in 2003 and 2002, respectively.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months. Prepaid advertising costs were $25,000 and $134,000 at December 31, 2004 and 2003, respectively. Advertising expense was approximately $1.2 million in 2004, $1.1 million in 2003,and $1.1 million in 2002.

Stock Based Compensation

At December 31, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No . 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FASB 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued Statement 123(R) Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Schools option pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002; risk-free interest rate ranges of 3.80% to 4.56% in 2004, 3.29% to 4.45% in 2003, and 3.72% to 5.39% in 2002; dividend yield of 0%; expected volatility of the market price of the Company’s common stock ranging from 20% to 64 % in 2004, 21 % in 2003, and 61% in 2002; and a weighted-average expected life of the option of ten years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(6,410)	$(3,533)	$(5,790)
Less: Stock-based compensation costs under fair value based method for all awards	(2,089)	(401)	(685)

Pro forma net loss	$(8,499)	$(3,934)	$(6,475)

Loss per share - basic
As reported	$(0.47)	$(0.28)	$(0.46)
Pro forma	$(0.62)	$(0.32)	$(0.51)
Loss per share - diluted
As reported	$(0.47)	$(0.28)	$(0.46)
Pro forma	$(0.62)	$(0.32)	$(0.51)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2004 were as follows:

\

	Carrying	Fair
	Value	Value
	(In thousands)
Fixed rate debt	$12,470	$14,048
Variable rate debt	16,725	16,889

Total	$29,195	$30,937

The majority of the fixed rate debt provides for a pre-payment penalty based on an interest rate yield maintenance formula. The yield maintenance formula results in a significant pre-payment penalty as market interest rates decrease. The pre-payment penalty precludes refinancing of this long-term debt.

Derivative Instruments

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (5.5% at December 31, 2004). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2004 the contract which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $79,000.

Business Combinations

In accordance with SFAS 141, Business Combinations, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, pre-acquisition liabilities including deferred revenues, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the period in which the adjustment is determined.

New Accounting Standards

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In January 2003, the FASB released Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for Vies created after January 31, 2003 and to Vies in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to Vies in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R ”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and accordingly, the adoption of FIN 46R did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs- An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS 151 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 18. Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion 29, and replaces it with an exception for exchanges that do not have commercial substances. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS 153 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 12 3(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will implement this new standard in the third quarter of our fiscal year 2005. We are currently evaluating this statement and the effects on our results of operations. We believe that implementation of SFAS 123(R) will have a material impact on the Company.

3. Goodwill

Under the provisions of SFAS 142, the Company was required to complete the first phase of the goodwill transitional impairment test within six months of adopting the new standard or by June 30, 2002 and the final phase of the transitional test before the end of the year of adoption, or December 31, 2002. The first step of the transitional testing was the determination of our reporting units and the estimation of the fair values of the reporting units. A discounted cash flow model was used to estimate the fair value of our reporting units. Discount rates were derived by using the weighted average cost of capital technique. The discount rates were then used by the Company in the discounted cash flow calculations. Significant estimates and assumptions were used in assessing the fair value of the reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital, and estimates of market valuations of each of the reporting units. During the third quarter of 2002, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the book value of our Northeast reporting unit exceeded its current fair value by $1.84 million. The Northeast reporting unit’s current fair value was based on present expectations for the business in light of the then current economic environment and the uncertainty associated with recent volume due to unfavorable weather patterns. Additionally, there was an impairment of $5.34 million in our Arizona reporting unit due to unfavorable economic conditions combined with a significant increase in local competition. This charge represented a complete write-off of the goodwill associated with this reporting unit. Finally, there was an impairment loss of $670,000 in our truck wash reporting unit, primarily because we did not acquire additional truck washes necessary to achieve the scale needed to attract national accounts. This charge represented a complete write-off of the goodwill associated with this reporting unit.

We completed our 2003 annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, 2003. The methodology applied was consistent with that of our transitional impairment testing and our 2002 annual test. The growth rate applied to future cash flows beyond detailed projections was 3%. The discount rates used varied from 7.25% to 15.0% for our security business and approximately 11% for our car and truck wash operations. In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flows resulting from extended departures from our historic revenue levels due to inclement weather and a slower economy. Additionally, in the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other

Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas region reporting unit of our Car and Truck Wash Segment. These impairments were principally due to reductions in future projected cash flows as determined during our 2005 budgeting process, which we completed in December, 2004. The projections of cash flows from these reporting units were reduced primarily due to two successive years of reductions in number of cars washed. We projected our car wash volume for 2004 based on the number of cars washed in these reporting units in the previous five years. We believe that fewer cars were actually washed during 2004 as a result of more inclement weather than in 2003, and increased competition near certain of our facilities in Texas and New Jersey. The methodology applied in our 2004 annual impairment testing was consistent with that of our 2003 and 2002 testing. We anticipate that the volume of cars washed in these regions will increase, if weather patterns return to the patterns existing in prior years. Impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis and whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in subsequent years. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows (in thousands):

			Security
	Northeast	Texas	Products	Total
Balance at December 31, 2002	$5,528	$7,620	$282	$13,430
Reallocation of purchase price	—	671	(40)	631
Impairment loss	(3,438)	—	—	(3,438)

Balance at December 31, 2003	2,090	8,291	242	10,623
Impairment Loss	(998)	(6,727)	—	(7,725)
Reallocation of purchase price	—	—	158	158
Acquisition of IVS and S&M	—	—	531	531

Balance at December 31, 2004	$1,092	$1,564	$931	$3,587

4. Business Combinations

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida, and Arizona; 13 facilities were subsequently divested or closed. The five full service truck wash facilities are located in Arizonan, Indiana, Ohio, and Texas.

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

On September 26, 2003, a wholly owned subsidiary within the Company’s Security Segment acquired the inventory, certain other assets and the operations of Vernex, Inc., a manufacturer and retailer of electronic security monitors. Total consideration under the agreement was $213,000 cash for inventory and the issuance of 42,747 registered shares of the Company’s common stock. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations

On November 12, 2003, the Company sold, through a wholly owned subsidiary, the assets of our car wash facility located in Voorhees, New Jersey, for approximately $600,000.

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source®(“IVS”) and SecurityandMore®(“S&M”) from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthers the Company’s expansion of our Security Products Segment, and specifically the Electronic Surveillance Products Division. The acquisition also expands our presence in the southwestern part of the United States and provides us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.62 million of cash and the assumption of $290,000 of current liabilities. The purchase was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.58 million allocated to goodwill and other intangible assets. Of the $2.58 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $531,000 was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

The proforma financial information presented below gives effect to the IVS and S&M acquisition as if it had occurred as of the beginning of our fiscal year 2003. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2003 or results which may be achieved in the future. Unedited proforma financial information is as follows (in thousands, except per shares amounts):

	Twelve Months Ended
	December 31,
	2004	2003
Revenues	$68,080	$70,469

Net loss	$(6,269)	$(2,853)

Loss per share-basic and dilutive	$(0.46)	$(0.23)

On August 3, 2004, the Company sold an exterior-only car wash facility in New Jersey. Proceeds from the sale of this facility, which was producing marginal cash flow, were approximately $645,000; slightly more than the site’s net book value.

5. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Balance at beginning of year	$263	$198	$178

Additions (charged to expense)	225	86	98

Adjustments	125	–	239

Deductions	(164)	(21)	(317)

Balance at end of year	$449	$263	$198

6. Inventories

Inventories consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Finished goods	$5,402	$2,115

Work in process	112	94

Raw materials and supplies	527	602
Fuel, merchandise inventory and car wash supplies	1,026	969

	$7,067	$3,780

7. Other Intangible Assets

	December 31, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreement	$28	$13	$65	$7
Customer lists	699	79	62	23
Product lists	590	29	—	—
Deferred financing costs	421	188	390	158

Total amortized intangible assets	1,738	309	517	188
Non-amortized intangible assets:
Trademarks - Security Segment	1,400	—	556	—
Service mark - Car and Truck Wash Segment	106	—	106	—

Total non-amortized intangible assets	1,506	—	662	—

Total intangible assets	$3,244	$309	$1,179	$188

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2005	$166
2006	$151
2007	$148
2008	$141
2009	$141

Amortization expense of other intangible assets was approximately $120,000, $ 53,000, and $31,000, for the years ended December 31, 2004, 2003, and 2002, respectively. The weighted average useful life of amortizing intangible assets was 10.7 years at December 31, 2004.

8. Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Notes payable to GMAC Commercial Mortgage (“GMAC”), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, through September 2013, collateralized by real property, equipment and inventory of certain of the Millennia Car Wash locations	$10,625	$11,618

Note payable to Bank One, Texas, NA, interest rate of prime plus 0.25% (5.50% at December 31, 2004), is due in monthly installments of $53,508 including interest (adjusted annually), through November 2008, collateralized by real property and equipment of Eager Beaver Car Wash, Inc.	5,306	5,723

Notes payable to Bank One, Texas, NA, interest rate of prime plus 0.25% (5.50% at December 31, 2004) due in monthly installments totaling $46,522 per month including interest (adjusted annually), through various dates ranging from January 2005 to February 2008, collateralized by real property and equipment of certain of the Colonial Car Wash locations	3,162	3,531

	As of December 31,
	2004	2003
	(In thousands)
Note payable to Bank One, Texas, NA which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000. The Bank One note, which provides for an interest rate of prime plus 0.25% (5.50% at December 31, 2004), is due in monthly installments of $38,260 including interest (adjusted annually), renewed through February 2008, collateralized by real property and equipment of the Genie Car Wash locations	3,785	4,062

Note payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas	1,671	1,769

Note payable to Business Loan Express, interest rate of prime plus 2.5% (7.75% at December 31, 2004), is due in monthly installments of $11,360 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car Wash	1,372	1,409

Note payable to Merriman Park J.V., interest rate of 5.0% (adjusted annually), due in monthly installments of $9,585 including interest, through November 2011, collateralized by real property and equipment of certain of the Colonial Car Wash locations	671	754

Note payable to Bank One Texas, NA, interest rate of prime plus 0.25% (5.50% at December 31, 2004), is due in monthly installments of $6,600 including interest (adjusted annually), through July 2006, collateralized by real property and equipment of the Superstar Kyrene Car Wash	665	712

Note payable to Bank One, Texas, NA, interest rate of prime plus 0.25% (5.50% at December 31, 2004), is due in monthly installments of $2,705 including interest (adjusted annually) through April 2005, collateralized by real property and equipment of the Red Baron Amarillo Truck Wash with a net book value of $396,000 at December 31, 2004.	295	313

Note payable to Bank One, Texas, NA, which refinanced the mortgage note payable to Southwest Bank in October 2001. The Bank One note which provides for an interest rate of prime plus 0.25% (5.50% at December 31, 2004, is due in monthly installments of $2,966 including interest (adjusted annually), through October 2009, collateralized by real property and equipment of certain of the Colonial Car Wash locations	318	339

Note payable to Wachovia, interest rate of one month LIBOR plus 2.50% (4.91% at December 31, 2004), is due in monthly principal payments of $4,049 plus accrued interest, collateralized by real property of Mace Security Products, Inc.	337	714

Capital lease payable to Columbia Credit Company, interest rate of 14.5%, due in monthly installments of $8,314 including interest, through May 2005, collateralized by certain equipment of the Shammy Man Car Wash location	32	123

Capital leases payable to various creditors, interest rates ranging from 7.75% to 9.97%, due in monthly installments of $5,744 including interest, through June 2007, collateralized by certain equipment of the Company	141	204

Notes payable to individuals for deferred purchase payment of Micro- Tech, Inc.	—	15

Note payable to Bank One, Texas, N.A. interest rate of prime plus 0.25% (5.50% at December 31, 2004) due in monthly installments of $6,417 including interest (adjusted annually), through September 2009, collateralized by real property and equipment of Mace Security Products, Inc. Texas with a net book value of $1,975,000 at December 31, 2004.	815	—

	As of December 31,
	2004	2003
	(In thousands)
	29,195	31,286

Less: current portion	2,634	5,520

	$26,561	$25,766

Of the 49 car washes owned or leased by us at December 31, 2004, 25 properties and related equipment with a net book value totaling $45.8 million secured first mortgage loans totaling $27.6 million.

The Company has available a short-term line of credit with Bank One, Texas, N.A. which provides borrowing for inventory and accounts receivable financing up to $500,000 for the Company’s electronic surveillance operations. The availability under this line of credit is subject to an inventory and accounts receivable borrowing formula. There were no borrowings outstanding under this line of credit at December 31, 2004.

At December 31, 2004, the Company had three letters of credit outstanding totaling $908,000 as collateral relating to workers’ compensation insurance policies.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending, and the maintenance of certain debt coverage ratios on a consolidated level. At December 31, 2004, we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and Bank One notes payable. With respect to the GMAC notes payable, the Company’s debt service coverage requirement is 1.25:1. At December 31, 2004, the Company’s debt service coverage ratio was .92:1 and accordingly was not in compliance with the GMAC covenant. The Company has received a waiver of acceleration related to the non-compliance with the debt service coverage ratio covenant at December 31, 2004 and for measurement periods through January 1, 2006. Additionally, the Company has entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA ”) to debt service (collectively “ the debt service coverage ratio”) of 1.05:1 at December 31, 2004 and thereafter. The Company’s debt service coverage ratio was .89:1 at December 31, 2004 and accordingly was not in compliance with this Bank One covenant at December 31, 2004 as amended. The Company received a waiver of acceleration with respect to this debt service coverage ratio from Bank One through January 1, 2006. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1.

The Company sold or closed five unprofitable or marginally profitable car wash facilities and a lube facility in 2003 and 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $14.5 million and GMAC debt currently totaling $10.6 million, including debt recorded as long-term debt at December 31, 2004, would become payable on demand by the financial institution upon expiration of the current waivers. The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund our security business that we are attempting to grow. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows: 2005 - $2.6 million, 2006 - $2.5 million, 2007 - $2.8 million, 2008 - $9.8 million, 2009 - $3.7 million, 2010 and thereafter - $7.8 million.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
Accrued compensation	$945	$495
Property and other non-income taxes	317	267
Other	954	1,085

	$2,216	$1,847

10. Stock Option Plans

During September 1993, the Company adopted the 1993 Stock Option Plan (“the 1993 Plan”). The 1993 Plan provides for the issuance of up to 630,000 shares of common stock upon exercise of the options. The Company has reserved 630,000 shares of common stock to satisfy the requirements of the 1993 Plan. The options are non-qualified stock options and are not transferable by the recipient. The 1993 Plan is administered by the Compensation Committee (“the Committee”) of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (“the 1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2004, 3,877,944 options have been granted under the 1993 and 1999 Plans including 3,419,760 nonqualified stock options.

Activity with respect to these plans is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Options outstanding beginning of period	1,957,033	$4.27	1,305,283	$5.72	1,101,875	$7.14
Options granted	1,539,932	$4.05	791,000	$1.42	279,500	$2.32
Options exercised	(448,456)	$4.19	(30,000)	$1.32	—	—
Options canceled	(77,245)	$9.04	(109,250)	$1.81	(76,092)	$13.48

Options outstanding end of period	2,971,264	$4.03	1,957,033	$4.27	1,305,283	$5.72

Options exercisable	2,329,764		1,417,895	$5.28	1,037,988	$6.40

Shares available for granting of options	4,123,550		5,586,237		6,267,987

Stock options outstanding at December 31, 2004 under both plans are summarized as follows:

			Weighted
		Weighted Avg.	Avg.
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price
$ 1.28-$ 1.91	808,125	8.3	$1.46
$ 1.94-$ 2.97	523,980	7.9	$2.45
$ 3.00-$ 4.45	793,641	9.8	$4.04
$ 5.00-$ 5.59	632,291	7.8	$5.34
$ 8.63-$11.75	71,160	5.1	$10.06
$13.25-$19.50	132,067	4.5	$15.22
$22.00	10,000	4.4	$22.00

	2,971,264

In August 1994, the Company issued warrants to purchase 30,000 shares of Mace Security International, Inc. common stock at $8.50 per share (shares and exercise price are adjusted for one-for-two reverse stock split) in connection with the purchase of certain assets of a business. Of these warrants, 1,200 were exercised and the remaining 28,800 expired on August 24, 2004.

In 1999, the Company issued warrants to purchase a total of 1,328,250 shares of the Company’s common stock at a weighted average exercise price of $4.22 per share (shares and exercise price are adjusted for one-for-two reverse stock split) in connection with the purchase of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at various dates through August 2, 2009 and have exercise prices ranging from $2.75 to $18.50 per share. Through December 31, 2004, 281,818 warrants to purchase common stock have been exercised and 996,432 warrants to purchase common stock have expired.

In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expire in 2009. The Company has a total of 433,000 warrants to purchase common stock outstanding at December 31, 2004, all of which are exercisable.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	As of December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$134	$104
Inventories	28	39
Net operating loss carryforwards	6,202	7,822
Deferred revenue	184	159
Compensation	117	155
Car damage reserve	28	25
Accrued workers compensation costs	16	(11)
Federal Tax Credit	179	—
Other, net	—	17

Total deferred tax assets	6,888	8,310
Valuation allowance for deferred tax assets	(896)	(872)

Deferred tax assets after valuation allowance	5,992	7,438

Deferred tax liabilities:
Property, equipment and intangibles	(3,663)	(5,352)

Net deferred tax assets	$2,329	$2,086

At December 31, 2004, the Company had a net deferred tax asset of $2.2 million, primarily representing the tax effect of the $16.0 million of net operating loss carryforwards (“NOLs”) that will begin to expire during the year ending December 31, 2008 through 2023, if unused. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the long duration of the NOL carryforward period, and the Company’s future projection of taxable income. Based on the recent significant growth trend in revenues within the Security Segment which includes the recent acquisition of IVS and S&M and projected improvements in the Car and Truck Wash Segment operations as weather trends return to more historic levels of inclement weather, management believes that future generation of taxable income from operations is more likely than not to be adequate to allow us to utilize the NOLs and realize the benefits of the net deferred tax assets. During 2004 the valuation allowance was increased by $24,000.

     The components of income tax benefit are (In thousands):

	Year ended December 31,
	2004	2003	2002
Current (principally state taxes)	$112	$106	$203
Deferred	(3,156)	(156)	(2,423)

Total income tax benefit	$(3,044)	$(50)	$(2,220)

The significant components of deferred income tax benefit attributed to the loss for the years ended December 31, 2004, 2003, and 2002 are as follows (In thousands):

	Year ended December 31,
	2004	2003	2002
Deferred tax (benefit) expense	$(1,780)	$2,074	$(1,465)
Loss carryforward	(1,400)	(2,002)	(1,108)
Valuation allowance for deferred tax assets	24	(228)	150

	$(3,156)	$(156)	$(2,423)

     A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax benefit is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Tax at U.S. federal statutory rate	$(3,175)	$(1,255)	$(2,803)
State taxes, net of federal benefit	(124)	233	(184)
Goodwill impairment	349	1,203	—
Nondeductible costs and other acquisition accounting adjustments	16	7	654
Valuation allowance for deferred tax assets	24	(228)	150
Other adjustments	(134)	(10)	(37)

Total income tax benefit	$(3,044)	$(50)	$(2,220)

12. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share: (in thousands except loss per share)

	Year ended December 31,
	2004	2003	2002
Numerator (In thousands):
Loss before cumulative effect of change in accounting principle	$(6,410)	$(3,533)	$(57)
Cumulative effect of change in accounting principle	—	—	(5,733)

Net loss	$(6,410)	$(3,533)	$(5,790)

Denominator:
Denominator for basic loss per share - weighted average shares	13,679,604	12,414,816	12,630,964
Dilutive effect of options and warrants	—	—	—

Denominator for diluted loss per share - weighted average shares	13,679,604	12,414,816	12,630,964

Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(0.47)	$(0.28)	$—
Cumulative effect of change in accounting principle	—	—	(0.46)

Total	$(0.47)	$(0.28)	$(0.46)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.47)	$(0.28)	$—
Cumulative effect of change in accounting principle	—	—	(0.46)

Total	$(0.47)	$(0.28)	$(0.46)

The dilutive effect of options and warrants of 491,082, 40,399 and 25,344 at December 31, 2004, 2003 and 2002, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

13. Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

14. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows: 2005 - $1.1 million; 2006 - $ 743,000; 2007 - $628,000; 2008 - $496,000; 2009 - $318,000 and thereafter - $933,000. Rental expense under these leases was $1.3 million, $1.7 million, and $1.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2004, 2003, and 2002 revenues under these leases were approximately $163,000, $214,000, and $192,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies, in all material respect, with all applicable laws relating to its business.

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., entitles Mr. Paolino to receive a fee of $2.5 million upon termination of employment under certain conditions. The employment agreement also provides for a bonus of $2.5 million upon a change in control.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

15. Employee Benefit Plans

Two subsidiaries of the Company maintained voluntary 401(k) plans which covered substantially all of their respective employees. Both plans were terminated in 2002.

16. Operating Agreements

The Company has been directly operating its Security Products Segment since May 1, 2002. Previous to May 1, 2002, the Security Products Segment was operated by Mark Sport under a management agreement which expired on April 30, 2002. Mark Sport is controlled by Jon E. Goodrich, a director of the Company through December, 2003. Under the Management Agreement, beginning on January 1, 2000, Mark Sport operated the segment and received all profits and losses therefrom. In exchange, Mark Sport paid the Company a monthly fee and, upon termination of the agreement, an amount equal to the amortization and depreciation of the assets of the division. (See Note 19, Related Party Transactions.)

17. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

18. Costs of Terminated Acquisitions

The Company’s policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in management’s current opinion will not be consummated. The costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $53,000, $0, and $57,000 in 2004, 2003 and 2002, respectively. These costs, which principally related to several possible acquisitions the Company pursued outside the car wash industry, are primarily related to due diligence costs.

19. Related Party Transactions

Effective August 1, 2000, Mace entered into a five-year lease with Bluepointe, Inc., a corporation fifty percent owned by Louis D. Paolino, Jr., Mace’s Chairman, Chief Executive Officer and President and fifty percent owned by Mr. Paolino’s father Louis D. Paolino, Sr., for Mace’s executive offices in Mt. Laurel, New Jersey. Bluepointe, Inc. sold the building to an unrelated party in May, 2004. The lease terms, which were assumed by the new owner, were subject to a survey of local real estate market pricing and approval by the Company’s Audit Committee and provide for an initial monthly rental payment of $15,962, which increases by 5% per year in the third through fifth years of the lease. Mace believes that the terms of this lease (based on an annual rate of $19.00 per square foot) were competitive when the lease was executed.

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees total $31,659 at December 31, 2004.

During 2004, Louis D. Paolino, Jr. purchased approximately $20,600 of the Company’s products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $6,600.

From February 2000 through April 2002, the Company and Mark Sport, Inc. (“Mark Sport”) were parties to a Management Agreement. Mark Sport is a Vermont corporation controlled by Jon E. Goodrich, a former director and current employee of the Company. Mr. Goodrich was a director from December 1987 through December 2003. Under the Management Agreement, as amended, Mark Sport operated the Company’s Security Segment and received all profits or losses from January 1, 2000 to April 30, 2002 in exchange for certain payments to the Company. At March 31, 2004, Mark Sport owed the Company $127,000 in payments under the Management Agreement. In April 2004, the outstanding balance owed by Mark Sport to the Company was paid in full.

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

From January 1, 2003 through December 31, 2004, the Company’s Electronic Surveillance Products Division sold approximately $156,000 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At December 31, 2004, no balance was owed from these companies to Mace.

Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis Paolino, Jr., has offered to purchase from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company’s operations. Louis Paolino III has offered to purchase the warehouse bay for $306,000 in cash. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000. On February 14, 2005, the Company’s Audit Committee authorized the Company to proceed with a sale of the warehouse property to Louis Paolino III for $306,000.

20. Segment Reporting

The Company currently operates in two segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs), fuel, and merchandise sales; and the Security Segment. From January 1, 2000 through April 30, 2002, the Company was paid $20,000 per month under a Management Agreement pursuant to which Mark Sport, an entity controlled by Jon E. Goodrich, a director of the Company through December, 2003, operated the Company’s Security Segment. Effective May 1, 2002, the Management Agreement expired and the Company recommenced operation of the Security Segment.

The Company evaluates performances and allocates resources based on operating income of each reportable segment rather than at the operating unit level. The Company defines operating income as revenues less cost of revenues, selling, general and administrative expense, and depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). There is no intercompany profit or loss recognized on intersegment sales.

The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services or produce and distribute distinct products through different processes.

Selected financial information for each reportable segment is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Revenues:
Car and truck wash - external customers	$41,015	$43,415	$44,132
Security - external customers	16,632	5,581	2,498
Security - operating agreement	—	—	80

	$57,647	$48,996	$46,710

Segment Operating (loss) income:
Corporate (1)	$(3,485)	$(2,987)	$(3,044)
Car and truck wash	4,300	4,917	6,004
Security	(368)	(190)	(15)
Security - operating agreement	—	—	80

	$447	$1,740	$3,025

Assets:
Car and truck wash	$84,495	$83,262	$91,294
Security	18,478	7,340	4,994

	$102,973	$90,602	$96,288

Capital expenditures:
Corporate	$5	$5	$11
Car and truck wash	1,456	872	1,357
Security	3,809	578	625

	$5,270	$1,455	$1,993

Depreciation and amortization:
Corporate	$62	$62	$66
Car and truck wash	2,187	1,795	1,839
Security	260	101	48

	$2,509	$1,958	$1,953

(1)	Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating (loss) income is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Total operating income for reportable segments	$447	$1,740	$3,025
Costs of terminated acquisitions	(53)	—	(57)
Goodwill and asset impairment charges	(8,225)	(3,798)	(1,165)

Total reported operating (loss) income	$(7,831)	$(2,058)	$1,803

21. Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$12,675	$12,605	$16,647	$15,720	$57,647
Gross profit	$3,677	$3,459	$4,157	$4,305	$15,598
Net income (loss)	$217	$(14)	$(229)	$(6,384)	$(6,410)
Diluted net income (loss) per share	$0.02	$—	$(0.02)	$(0.44)	$(0.47)

Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$12,611	$12,317	$11,897	$12,171	$48,996
Gross profit	$3,680	$3,387	$2,949	$3,168	$13,184
Net income (loss)	$342	$(88)	$(182)	$(3,605)	$(3,533)
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.01)	$(0.29)	$(0.28)

Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$11,756	$11,853	$11,840	$11,261	$46,710
Gross Profit	$3,840	$3,581	$3,146	$2,843	$13,410
Income (loss) before cumulative effect of change in accounting principle	$691	$357	$(116)	$(989)	$(57)
Net (loss) income	$(5,042)	$357	$(116)	$(989)	$(5,790)
Diluted income (loss) before cumulative effect of change in accounting principle	$0.06	$0.03	$(0.01)	$(0.08)	$—
Diluted net (loss) income per share	$(0.40)	$0.03	$(0.01)	$(0.08)	$(0.46)

In the fourth quarter of 2004, the Company recorded an adjustment to reflect the appropriate balances for certain assets classified as buildings and leasehold improvements that had been depreciated using incorrect useful lives. Specifically, the Company recognized $338,000 in additional depreciation and amortization expense in its consolidated statement of operation for the quarter ended December 31, 2004 to correct the aforementioned error in accounting. We decided to record the correction in the current period and not restate our previously issued financial statements after taking into consideration (i) that the adjustment, net of applicable income taxes, did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; and (ii) that the cumulative impact of the adjustment on stockholders’ equity was not material to the financial statements of prior interim or annual periods.

EXHIBIT INDEX

Exhibit
No.	Description
10.176	Compensation Arrangements with Certain Executive Officers and Directors

11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.