Form 10-Q
period 2005-03-31
MACE SECURITY INTERNATIONAL INC
filed 2005-05-10
CIK 912607

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

FOR THE QUARTER ENDED MARCH 31, 2005         COMMISSION FILE NO. 0-22810

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

As of May 6, 2005 there were 15,271,132 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                       MACE SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005

                                    CONTENTS

                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - March 31, 2005  (Unaudited)
            and December 31, 2004                                                               2

   Consolidated Statements of Income (Unaudited) for the three
            months ended March 31, 2005 and 2004                                                4

   Consolidated Statement of Stockholders' Equity
            for the three months ended March 31, 2005  (Unaudited)                              5

   Consolidated Statements of Cash Flows (Unaudited) for
            the three months ended March 31, 2005 and 2004                                      6

   Notes to Consolidated Financial Statements (Unaudited)                                       7

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                    14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                            29

Item 4 - Controls and Procedures                                                               30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                     30

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                           30

Item 6 - Exhibits                                                                              31

Signatures                                                                                     32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except share information)

                                                                          MARCH 31,      DECEMBER 31,
                             ASSETS                                         2005             2004
                                                                         -----------     ------------
                                                                         (Unaudited)
Current assets:
       Cash and cash equivalents                                         $    12,962     $     14,499
       Accounts receivable, less allowance for doubtful
           accounts of $520 and $449 in 2005 and 2004, respectively            2,472            2,556
       Inventories                                                             7,904            7,067
       Deferred income taxes                                                     321              321
       Prepaid expenses and other current assets                               1,907            2,102
       Asset held for sale                                                       243              600
                                                                         -----------     ------------
Total current assets                                                          25,809           27,145
Property and equipment:
       Land                                                                   31,639           31,629
       Buildings and leasehold improvements                                   36,537           36,263
       Machinery and equipment                                                11,707           11,456
       Furniture and fixtures                                                    536              527
                                                                         -----------     ------------
Total property and equipment                                                  80,419           79,875
Accumulated depreciation and amortization                                    (13,550)         (13,003)
                                                                         -----------     ------------
Total property and equipment, net                                             66,869           66,872

Goodwill                                                                       3,587            3,587

Other intangible assets, net of accumulated amortization
       of $346 and $309 in 2005 and 2004, respectively                         2,893            2,935

Deferred income taxes                                                          1,992            2,008
Other assets                                                                     256              210
                                                                         -----------     ------------
TOTAL ASSETS                                                             $   101,406     $    102,757
                                                                         ===========     ============

                             See accompanying notes.

                                                                            MARCH 31,       DECEMBER 31,
                 LIABILITIES AND STOCKHOLDERS' EQUITY                         2005              2004
                                                                           -----------      ------------
                                                                           (Unaudited)
Current liabilities:

       Current portion of long-term debt and capital lease obligations     $     2,555      $      2,634
       Accounts payable                                                          3,231             4,077
       Income taxes payable                                                        283               278
       Deferred revenue                                                            439               469
       Accrued expenses and other current liabilities                            2,662             2,216
                                                                           -----------      ------------
Total current liabilities                                                        9,170             9,674

Long-term debt, net of current portion                                          25,658            26,480
Capital lease obligations, net of current portion                                   69                81

Stockholders' equity:
       Preferred stock, $.01 par value:
           Authorized shares - 10,000,000
           Issued and outstanding shares - none                                      -                 -
       Common stock, $.01 par value:
           Authorized shares - 100,000,000
           Issued and outstanding shares of
               15,271,132 in both 2005 and 2004                                    153               153
       Additional paid-in capital                                               88,456            88,507
       Accumulated other comprehensive loss                                         (3)              (30)
       Accumulated deficit                                                     (22,097)          (22,108)
                                                                           -----------      ------------
Total stockholders' equity                                                      66,509            66,522
                                                                           -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   101,406      $    102,757
                                                                           ===========      ============

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                    (In thousands, except share information)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                      2005             2004
                                                  ------------     -------------
Revenues:
       Car wash and detailing services            $      8,712     $       8,910
       Lube and other automotive services                  791               930
       Fuel and merchandise sales                          983               959
       Security sales                                    6,365             1,876
                                                  ------------     -------------
                                                        16,851            12,675
Cost of revenues:
       Car wash and detailing services                   6,189             6,287
       Lube and other automotive services                  654               705
       Fuel and merchandise sales                          852               826
       Security sales                                    4,579             1,180
                                                  ------------     -------------
                                                        12,274             8,998

Selling, general and administrative expenses             3,608             2,471
Depreciation and amortization                              590               500
                                                  ------------     -------------

Operating income                                           379               706

Interest expense, net                                     (451)             (479)
Other income                                                89               112
                                                  ------------     -------------
Income before income taxes                                  17               339

Income tax expense                                           6               122
                                                  ------------     -------------

Net income                                        $         11     $         217
                                                  ============     =============

Per share of common stock (basic and diluted):
Net income                                        $       0.00     $        0.02
                                                  ============     =============

Weighted average shares outstanding:
Basic                                               15,271,132        12,461,029
Diluted                                             15,655,863        12,618,837

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                    (In thousands, except share information)

                                                                                         ACCUMULATED
                                                                           ADDITIONAL       OTHER
                                                   COMMON       COMMON       PAID-IN    COMPREHENSIVE   ACCUMULATED
                                                   SHARES        STOCK       CAPITAL        LOSS          DEFICIT      TOTAL
                                                 -----------    ------     ----------   -------------   -----------   --------
BALANCE AT DECEMBER 31, 2004                      15,271,132    $  153     $   88,507   $         (30)  $   (22,108)  $ 66,522

Costs associated with private placement.......                                    (51)                                     (51)
Change in fair value of cash flow hedge.......                                                     27                       27
Net income....................................                                                                   11         11
                                                                                                                      --------
Total comprehensive income....................                                                                              38
                                                  ----------    ------     ----------   -------------   -----------   --------
BALANCE AT MARCH 31, 2005.....................    15,271,132    $  153     $   88,456   $          (3)  $   (22,097)  $ 66,509
                                                  ==========    ======     ==========   =============   ===========   ========

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  2005         2004
                                                                --------     --------
OPERATING ACTIVITIES
Net income                                                      $     11     $    217
Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
       Depreciation and amortization                                 590          500
       Provision for losses on receivables                            71           32
       Gain on sale of property and equipment                        (33)           -
       Deferred income taxes                                          16          112
       Changes in operating assets and liabilities:
          Accounts receivable                                         14          (56)
          Inventories                                               (837)         484
          Accounts payable                                          (846)        (603)
          Deferred revenue                                           (30)         (56)
          Accrued expenses                                           295          529
          Income taxes                                                 5           77
          Prepaid expenses and other assets                          178         (195)
                                                                --------     --------
Net cash (used in) provided by operating activities                 (566)       1,041

INVESTING ACTIVITIES

Purchase of property and equipment                                  (396)        (141)
Proceeds form sale of property and equipment                         390            -
Payments for intangibles                                              (1)         (29)
                                                                --------     --------
Net cash used in investing activities                                 (7)        (170)

FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations            (913)        (660)
(Costs) proceeds from issuance of common stock                       (51)          26
                                                                --------     --------
Net cash used in financing activities                               (964)        (634)
                                                                --------     --------
Net (decrease) increase in cash and cash equivalents              (1,537)         237
Cash and cash equivalents at beginning of period                  14,499        3,414
                                                                --------     --------
Cash and cash equivalents at end of period                      $ 12,962     $  3,651
                                                                ========     ========

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company", "we" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, Inventory Costs- An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS 151 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 18. Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board ("APB") Opinion 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS 153 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, Share-Based Payments, which provides further guidance for the adopation of SFAS 123(R), discussed above. The Company will implement this new standard in the first quarter of our fiscal year 2006. The Company is currently evaluating this statement and the effects on our results of operations. The Company believes that implementation of SFAS 123 (R) will have a material impact on the Company.

3.    OTHER INTANGIBLE ASSETS

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                           MARCH 31, 2005             DECEMBER 31, 2004
                                                     -------------------------     -----------------------
                                                      GROSS                         GROSS
                                                     CARRYING     ACCUMULATED      CARRYING   ACCUMULATED
                                                      AMOUNT      AMORTIZATION      AMOUNT    AMORTIZATION
                                                     --------     ------------     --------   ------------
Amortized intangible assets:
       Non-compete agreement                         $     28     $         15     $     28   $         13
       Customer lists                                     699              101          699             79
       Product lists                                      590               44          590             29
       Deferred financing costs                           415              186          421            188
                                                     --------     ------------     --------   ------------
Total amortized intangible assets                       1,732              346        1,738            309
Non-amortized intangible assets:
       Trademarks - Security Segment                    1,401                -        1,400              -
       Service mark - Car and Truck Wash Segment          106                -          106              -
                                                     --------     ------------     --------   ------------
Total non-amortized intangible assets                   1,507                -        1,506              -

                                                     --------     ------------     --------   ------------
Total intangible assets                              $  3,239     $        346     $  3,244   $        309
                                                     ========     ============     ========   ============

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2005           $   168
2006           $   153
2007           $   149
2008           $   143
2009           $   143

4.    BUSINESS COMBINATIONS

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source(R)("IVS") and SecurityandMore(R)("S&M") from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment, and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthers the Company's expansion of our Security Segment. The acquisition also expands our presence in the southwestern part of the United States and provides us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.62 million of cash and the assumption of $290,000 of current liabilities. The purchase price was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.58 million allocated to goodwill and other intangible assets. Of the $2.58 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $531,000 was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

The pro forma financial information presented below gives effect to the IVS and S&M acquisition as if it had occurred as of the beginning of our fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2004 or results which may be achieved in the future. Unaudited pro forma financial information is as follows (in thousands, except per shares amounts):

                                THREE MONTHS ENDED
                                    MARCH 31,
                               --------------------
                                 2005        2004
                               --------    --------
Revenues                       $ 16,851    $ 17,766

Net income                     $     11    $    247

Income per share-basic and
dilutive                       $   0.00    $   0.02

5.    STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net (loss) income and
(loss) income per share if the Company had applied the fair value recognition provisions of FASB 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued Statement 123(R) Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective as of the first quarter of 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    --------------------
                                                      2005        2004
                                                    --------   ---------
Net income, as reported                             $     11   $     217
Less: Stock-based compensation costs under fair
         value based method for all awards              (219)        (88)
                                                    --------   ---------
Pro forma net (loss) income                         $   (208)  $     129
                                                    ========   =========

Earnings per share - basic and diluted
    As reported                                     $   0.00   $    0.02
    Pro forma                                       $  (0.01)  $    0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for grants in the quarter ended March 31, 2004: 170,000 options granted; expected volatility of 20%; risk-free interest rates ranging from 3.80% to 4.05%; and expected life of 10 years. In the quarter ended March 31, 2005, 90,000 options were granted with an expected volatility of 56%, risk-free interest rate of 4.06% and expected life of 10 years.

6.    COMMITMENTS AND CONTINGENCIES

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

Financial information regarding the Company's segments is as follows (in thousands):

                                      CAR AND                    CORPORATE
                                     TRUCK WASH    SECURITY     FUNCTIONS *
                                     ----------    --------     -----------
THREE MONTHS ENDED MARCH 31, 2005

Revenues from external customers     $   10,486    $  6,365     $         -
Intersegment revenues                $        -    $    140     $         -
Segment operating income (loss)      $    1,247    $     (1)    $      (867)
Segment assets                       $   82,165    $ 19,241     $         -
Goodwill                             $    2,655    $    932     $         -
Capital expenditures                 $      276    $    118     $         2

THREE MONTHS ENDED MARCH 31, 2004

Revenues from external customers     $   10,799    $  1,876     $         -
Intersegment revenues                $        -    $      3     $         -
Segment operating income (loss)      $    1,456    $     (1)    $      (749)
Segment assets                       $   82,841    $  7,290     $         -
Goodwill                             $   10,381    $    242     $         -
Capital expenditures                 $      136    $      5     $         -

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

9.    INCOME TAXES

The Company recorded income tax expense of $6,000 and $122,000 for the three months ended March 31, 2005 and 2004, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

10.   RELATED PARTY TRANSACTIONS

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis
D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at March 31, 2005 and December 31, 2004.

From January 1, 2004 through March 31, 2005, Louis D. Paolino, Jr. purchased approximately $26,000 of the Company's products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $8,500.

The Company's Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. ("Vermont Mill"), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace.

From January 1, 2004 through March 31, 2005, the Company's Security Segment sold approximately $124,000 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At March 31, 2005, $6,828 was owed from one of these companies to Mace.

Louis Paolino III, the son of the Company's Chief Executive Officer, Louis Paolino, Jr., has offered to purchase from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company's operations for $306,000 in cash. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000. On February 14, 2005, the Company's Audit Committee authorized the Company to proceed with a sale of the warehouse property to Louis Paolino III for $306,000. A sale has not been consumated and the related assets remain classified as held for sale at March 31, 2005.

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

On April 20, 2004, the Company purchased a 20,000 square foot facility in Fort Lauderdale, Florida, to serve as its regional headquarters for its electronic surveillance products operation. Consideration for the facility consisted of 250,000 registered shares of the Company's common stock valued at approximately $1.6 million.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion was terminated. Under the Master Facility Agreement, the Company had entered in to an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement under which the Company sold Fusion 150,000 registered shares of the Company's common stock at $2.32 per share and terminated the Equity Purchase Agreement.

On May 26, 2004, the Company sold 915,000 shares of the Company's common stock and issued a warrant for 183,000 shares of the Company's common stock in exchange for $5,005,050 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to May 26, 2009 at a price of $7.50 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Exchange Act of 1934. The securities were registered for resale by Langley Partners, L.P. effective September 28, 2004 on a Form S-3 Registration Statement.

On December 14, 2004, the Company sold 750,000 shares of the Company's common stock and issued a warrant for 150,000 shares of the Company's common stock in exchange for $3,307,500 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to December 14, 2009 at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1934.The securities were registered for resale by Langley Partners, L.P. effective February 3, 2005 on a Form S-3 Registration Statement.

On December 14, 2004, the Company sold 400,000 shares of the Company's common stock and issued a warrant for 50,000 shares of the Company's common stock in exchange for $1,872,000 in cash. The purchaser was JMB Capital Partners, L.P., an accredited investor. The warrant is exercisable by JMB Capital Partners, L.P. at any time up to December 14, 2009, at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1934. The securities were registered for resale by JMB Capital Partners, L.P. effective February 3, 2005 on a Form S-3 Registration Statement.

On July 29, 2004, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of May 6, 2005, the Company did not purchase any shares on the open market.

12.   LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

At March 31, 2005, we had borrowings, including capital lease obligations, of approximately $28.3 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $2.6 million is classified as current as it is due in less than 12 months from March 31, 2005. We had letters of credit outstanding at March 31, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2005.

Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $10.4 million, $9.5 million of which was classified as non-current debt at March 31, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $14.2 million, $12.8 million of which was classified as non-current debt at March 31, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Twenty five car washes, one truck wash and our warehouse and office facility in Farmers Branch, Texas are encumbered by mortgages.

At March 31, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was .89:1 at March 31, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2005, and for measurement periods through April 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at March 31, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at December 31, 2004 and thereafter. The Company's debt coverage ratio was .86:1 at March 31, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through April 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our financial statements at March 31, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 :1. If we are unable to satisfy these covenants or obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Bank One and GMAC covenants and may need to seek additional waivers or amendments.

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $14.2 million and GMAC debt totaling $10.4 million, including debt recorded as long-term debt at March 31, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash facility) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 71% of our total revenues for fiscal year 2004 and 62% of our total revenues in the first quarter of 2005, would be severely impacted and we could be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

13.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------    ------------
Numerator:

Net income                                          $        11    $        217
                                                    ===========    ============
Denominator:

  Denominator for basic income
       per share - weighted average shares......     15,271,132      12,461,029

  Dilutive effect of options and
       warrants.................................        384,731         157,808
                                                    -----------    ------------
  Denominator for diluted
       income per share - weighted average
       shares...................................     15,655,863      12,618,837
                                                    ===========    ============
Basic and diluted income per share:

  Net income....................................    $      0.00    $       0.02
                                                    ===========    ============

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company's Security Segment are recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges billed are included in revenues; the cost of which is included in SG&A expenses.

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

GOODWILL

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completed annual impairment tests as of November 30, 2004, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company's annual impairment testing corresponds with the Company's determination of its annual operating budgets for the upcoming year. The Company's valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management's annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and accordingly, the Company may record additional impairments in subsequent years.

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

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was approximately $504,000 and $486,000 for the quarter ended March 31, 2005 and 2004, respectively. Income taxes paid were $0 in the first quarter of 2005 and a refund of $67,000 was received in the first quarter of 2004.

                                  INTRODUCTION

REVENUES

      CAR AND TRUCK WASH SERVICES

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2005 for the Car and Truck Wash Segment were comprised of approximately 83% car wash and detailing, 8% lube and other automotive services, and 9% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had a significant impact on volume, and therefore revenue at the individual locations. We believe that the geographic diversity of our operating locations in different regions of the country helps mitigate the risk of adverse weather-related influence on our volume.

      SECURITY

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company's primary focus in the Security Segment is the design of electronic video surveillance systems and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal defense sprays, personal alarms, biometric locks and plasma monitors. The main marketing channels for our products are industry shows, outside sales representatives, catalogs, internet, sales through a call center and sales through mass merchants and trade publications.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

      SECURITY

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment have been minimal in that the majority of customer product warranty claims are reimbursed by the supplier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We capitalize direct incremental costs associated with business acquisitions. Indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight-line method.

OTHER INCOME

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of property and equipment.

INCOME TAXES

Income tax expense is derived from tax provisions for interim periods that are based on the Company's estimated annual effective rate. Currently, the effective rate of 36% differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, fixed asset adjustments and changes to the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

Cash and cash equivalents were $13.0 million at March 31, 2005. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 29.8% at March 31, 2005, and 30.5% at December 31, 2004.

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

As of March 31, 2005, we had working capital of approximately $16.6 million. At December 31, 2004, working capital was approximately $17.5 million.

During the three month periods ending March 31, 2005 and 2004, we made capital expenditures of $276,000 and $136,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $1.0 million for the remainder of the year ending December 31, 2005. The Company believes its current cash balance at March 31, 2005 of $13.0 million and cash flow from operating activities in the remainder of 2005 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2005, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $750,000 to $1.25 million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2005 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

We have spent approximately $4.9 million through June 30, 2004 in developing our video surveillance systems operations in Ft. Lauderdale, Florida including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our newly acquired S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed with debt. We estimate capital expenditures for the Security Segment at approximately $100,000 for the remainder of 2005, principally related to improvements and equipment for the new facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2005 and in years subsequent to 2005. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At March 31, 2005, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional video surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at March 31, 2005, the full amount of the revolving credit facility is currently available. The amount of capital that we will spend in 2005 and in years subsequent to 2005 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash balance of $13.0 million at March 31, 2005 and the revolving credit facility will provide for growth in 2005. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended March 31, 2005 we were in default on certain of our debt covenants. We obtained waivers through April 1, 2006 from the lenders. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

DEBT CAPITALIZATION AND OTHER FINANCING ARRANGEMENTS

At March 31, 2005, we had borrowings, including capital lease obligations, of approximately $28.3 million. We had three letters of credit outstanding at March 31, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2005. The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commerical letters of credit under this commitment at March 31, 2005.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At March 31, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was .89:1 at March 31, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2005, and for measurement periods through April 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at March 31, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at March 31, 2004 and thereafter. The Company's debt coverage ratio was .86:1 at March 31, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through April 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our financial statements at March 31, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants or obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold two unprofitable or marginally profitable car wash facilities in 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows. The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $14.2 million and GMAC debt currently totaling $10.4 million, including debt recorded as long-term debt at March 31, 2005, would become payable on demand by the financial institution upon expiration of the current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2005 (in thousands):

                                                          Payments Due By Period
                                      --------------------------------------------------------------
                                                                 Two to
                                                   Less than     Three        Four to     More Than
  Contractual Obligations (1)           Total      One Year      Years      Five Years    Five Years
------------------------------        ---------    ---------    --------    ----------    ----------
Long-term debt (2)                    $  28,145    $   2,487    $  5,095    $   12,700    $    7,863
Capital leases (2)                          137           69          68             -             -
Minimum operating lease payments          3,914        1,034       1,274           717           889
                                      ---------    ---------    --------    ----------    ----------
                                      $  32,196    $   3,590    $  6,437    $   13,417    $    8,752
                                      =========    =========    ========    ==========    ==========

                                                       Amounts Expiring Per Period
                                      --------------------------------------------------------------
                                                                 Two to
                                                   Less Than     Three       Four to      More Than
Other Commercial Commitments           Total       One Year      Years      Five Years    Five Years
----------------------------          ---------    ---------    --------    ----------    ----------
Line of credit (3)                    $     500    $     500    $      -    $        -    $        -
Standby letters of credit (4)             1,078        1,078           -             -             -
                                      ---------    ---------    --------    ----------    ----------
                                      $   1,578    $   1,578    $      -    $        -    $        -
                                      =========    =========    ========    ==========    ==========

(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.95 million.

(3) There were no borrowings outstanding under the Company's line of credit at March 31, 2005.

(4) The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2005. Outstanding letters of credit of $1,078,000 represent collateral for workers' compensation insurance policies

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month: provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

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

      CASH FLOWS

Operating Activities. Net cash used in operating activities totaled $566,000 for the three months ended March 31, 2005. Cash used in operating activities in 2005 was primarily due to an increase in our inventories of our Security Segment of $770,000 and a decrease in accounts payable of $846,000 primarily due to the payment of real estate taxes in the first quarter of 2005. Net cash provided by operating activities totaled $1.0 million for the three months ended March 31, 2004. Cash provided by operating activities in 2004 was primarily due to positive operating results and a reduction of inventory within the Company's Security Segment.

Investing Activities. Cash used in investing activities totaled $7,000 for the three months ended March 31, 2005, which includes capital expenditures of $396,000 and proceeds of $390,000 from the sale of an unused warehouse bay in one of our Florida facilities. Cash used in investing activities totaled $170,000 for the three months ended March 31, 2004 which includes $135,000 for capital expenditures relating to ongoing car care operations, and $6,000 for the Security Segment.

Financing Activities. Cash used in financing activities was $964,000 for the three months ended March 31, 2005, which includes routine principal payments on debt of $575,000 and payoff of $338,000 of debt utilizing proceeds from the previously mentioned sale of a warehouse bay. Cash used in financing activities was $634,000 for the three months ended March 31, 2004, which includes routine principal payments on debt of $660,000 partially offset by $26,000 of proceeds from the issuance of common stock.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                 2005       2004
                                                -------    -------
Revenues                                          100.0%     100.0%

Cost of revenues                                   72.8       71.0

Selling, general and administrative expenses       21.4       19.5

Depreciation and amortization                       3.5        3.9
                                                  -----      -----
Operating income                                    2.3        5.6

Interest expense, net                              (2.7)      (3.8)

Other income                                        0.5        0.9
                                                  -----      -----
Income before income taxes                          0.1        2.7

Income tax expense                                    -        1.0
                                                  -----      -----
Net income                                          0.1%       1.7%
                                                  =====      =====

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the three months ended March 31, 2005 were $10.5 million as compared to $10.8 million for the three months ended March 31, 2004, a decrease of $0.3 million or 3%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $10.5 million of revenues for the three months ended March 31, 2005, $8.7 million or 83% was generated from car wash and detailing, $791,000 or 8% from lube and other automotive services, and $983,000 or 9% from fuel and merchandise sales. Of the $10.8 million of revenues for the three months ended March 31, 2004, $8.9 million or 82% was generated from car wash and detailing, $0.9 million or 9% from lube and other automotive services, and $1.0 million or 9% from fuel and merchandise sales. The decrease in wash and detail revenues was principally due to closing or divesting of two of our car wash locations in 2004; and unfavorable weather trends within our Arizona and Texas regions. Overall car wash volumes declined 3.4% in the first quarter of 2005 as compared to the first quarter of 2004, including 2.3% from the closing or divesting of the two car wash locations noted above. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.73 in the first quarter of 2005, from $14.42 in the same period in 2004. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is primarily the result of the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes to increase as weather trends return to more historic levels of inclement weather resulting in an improvement in car wash and detailing revenue levels.

      SECURITY

Revenues within the Security Segment were approximately $6.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, The increase in revenues within the Security Segment was due principally to internal growth in sales to security system installers, and $3.5 million of sales generated by IVS and S&M which we acquired in July of 2004. Management expects revenues to continue to increase in the electronic surveillance systems area as the Company expands its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the three months ended March 31, 2005 were $7.7 million, or 73% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 83% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the three months ended March 31, 2004 were $7.8 million, or 72% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues.

      SECURITY

During the three months ended March 31, 2005 cost of revenues were $4.6 million or 72% of revenues as compared to $1.2 million or 63% of revenues for the three months ended March 31, 2004. The increase in cost of revenues in 2005 is principally due to the growth in the sale of video surveillance systems and components which have gross profit margins typically lower than less-than-lethal defense sprays; an increase in sales to larger distributors and system installers at lower profit margins to gain market share; and the acquisition of IVS and S&M with sales margins lower than the Company's previously existing security operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2005 were $3.6 million compared to $2.5 million for the same period in 2004. SG&A expenses as a percent of revenues were 21.4% for the three months ended March 31, 2005 as compared to 19.5% in the first quarter of 2004. The increase in SG&A costs is primarily the result of the growth in the Security Segment which added an additional $1.0 million of SG&A costs in 2005. Management does not expect SG&A costs as a percent of revenues to substantially increase in the future.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $590,000 for the three months ended March 31, 2005 as compared to $500,000 for the same period in 2004.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the three months ended March 31, 2005 was $451,000 compared to $479,000 for the three months ended March 31, 2004. This decrease in interest expense was the result of a reduction in our outstanding debt as a result of normal principal payments, partially offset by an increase in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate and an increase in interest income.

OTHER INCOME

Other income for the three months ended March 31, 2005 was $89,000 compared to $112,000 for the three months ended March 31, 2004.

INCOME TAXES

The Company recorded tax expense of $6,000 and $122,000 for the three months ended March 31, 2005 and 2004, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NEED TO SUBSTANTIALLY REDUCE THE SCALE OF OUR OPERATIONS AND CURTAIL OUR BUSINESS PLAN.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $16.6 million as of March 31, 2005, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

IF WE VIOLATE THE FINANCIAL COVENANTS WITH OUR LENDERS, OUR BORROWINGS MAY BE ACCELERATED.

Our bank debt borrowings as of March 31, 2005 were $28.3 million substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $2.6 million is classified as current as it is due in less than 12 months from March 31, 2005. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $10.4 million, $9.5 million of which was classified as non-current debt at March 31, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $14.2 million, $12.8 million of which was classified as non-current debt at March 31, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Twenty five car wash facilities, one truck wash facility and our warehouse and office in Farmers Branch, Texas are encumbered by mortgages.

At March 31, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was .89:1 at March 31, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2005, and for measurement periods through April 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at March 31, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at March 31, 2004 and thereafter. The Company's debt coverage ratio related to the Bank One term loan agreement was .86:1 at March 31, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through April 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our financial statements at March 31, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants or obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Bank One and GMAC coven ants and need to seek additional waivers or amendments.

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $14.2 million and GMAC debt totaling $10.4 million, including debt recorded as long-term debt at March 31, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 62% of our total revenues for the quarter ended March 31, 2005, would be severely impacted and we could be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

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

IF OUR INSURANCE IS INADEQUATE, WE COULD FACE SIGNIFICANT LOSSES.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $973,000 at March 31, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

- announcements regarding the disposition of all or a significant portion of the assets that comprise our Car and Truck Wash Segment, which may or may not be on favorable terms;

- technological innovations or new commercial products developed by us or our competitors;

-     changes in our, or our suppliers', intellectual property portfolio;

- issuance of new or changed securities analysts' reports and/or recommendations applicable to us or our competitors;

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

IF WE LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET, OUR STOCK WILL BECOME SIGNIFICANTLY LESS LIQUID AND ITS VALUE MAY BE AFFECTED.

Our common stock is listed on the NASDAQ National Market with a bid price of $2.33 at the close of the market on May 6, 2005. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the NASDAQ SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2004 as reported on our Form 10-K for the year ended December 31, 2004.

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at March 31, 2005 and would have had the impact of increasing interest expense by approximately $163,000 for the twelve months ended March 31, 2005.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (6.0% at March 31, 2005). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At March 31, 2005 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $120,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 6 Commitments and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our equity security repurchases during the three months ended March 31, 2005:

                                                                                       APPROXIMATE
                                                               TOTAL NUMBER OF       DOLLAR VALUE OF
                                                              SHARE PURCHASED AS     SHARES THAT MAY
                                                               PART OF PUBLICLY      YET BE PURCHASED
                        TOTAL NUMBER OF     AVERAGE PRICE      ANNOUNCED PLANS      UNDER THE PLANS OR
       PERIOD           SHARES PURCHASED    PAID PER SHARE       OR PROGRAMS           PROGRAMS (1)
--------------------    ----------------    --------------    ------------------    ------------------
January 1 to January
31, 2005                               -                 -                     -      $   3,000,000

February 1 to
February 28, 2005                      -                 -                     -      $   3,000,000

March 1 to March
31, 2005                               -                 -                     -      $   3,000,000
                        ----------------    --------------    ------------------
               Total                   -                 -                     -
                        ================    ==============    ==================

(1) On July 29, 2004, the Company's Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of March 31, 2005, no shares had been repurchased under the program.

ITEM 6. EXHIBITS

      (a)   Exhibits:

            10.1 Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc. and Bank One, Texas, N.A. in the amount of $500,000.

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

      MACE SECURITY INTERNATIONAL, INC.

      BY: /s/ Louis D. Paolino, Jr.
         --------------------------
          Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

      BY: /s/ Gregory M. Krzemien
         ------------------------
          Gregory M. Krzemien, Chief Financial Officer

      BY: /s/ Ronald R. Pirollo
         ----------------------
          Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: May 10, 2005

EXHIBIT INDEX

EXHIBIT NO.                                                    DESCRIPTION
-----------    -----------------------------------------------------------------------------------------------------------
   10.1        Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc.
               and Bank One, Texas, N.A. in the amount of $500,000.

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