Form 10-Q
period 2005-06-30
MACE SECURITY INTERNATIONAL INC
filed 2005-08-09
CIK 912607

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

FOR THE QUARTER ENDED JUNE 30, 2005                  COMMISSION FILE NO. 0-22810

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

As of August 5, 2005, there were 15,271,132 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                       MACE SECURITY INTERNATIONAL, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2005

                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - June 30, 2005  (Unaudited)
                  and December 31, 2004                                       2

   Consolidated Statements of Operations (Unaudited) for the three
                  months ended June 30, 2005 and 2004                         4

   Consolidated Statements of Operations (Unaudited) for the six
                  months ended June 30, 2005 and 2004                         5

   Consolidated Statement of Stockholders' Equity
                  for the six months ended June 30, 2005  (Unaudited)         6

   Consolidated Statements of Cash Flows (Unaudited) for
                  the six months ended June 30, 2005 and 2004                 7

   Notes to Consolidated Financial Statements (Unaudited)                     8

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk           32

Item 4 - Controls and Procedures                                              32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          33

Item 6 - Exhibits                                                             34

Signatures                                                                    35

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and par value information)

                                                                     JUNE 30,   DECEMBER 31,
                                                                      2005          2004
                                                                   -----------  ------------
                                                                   (Unaudited)
                                 ASSETS

Current assets:
     Cash and cash equivalents                                       $ 12,739     $ 14,499
     Short-term investments                                             1,564            -
     Accounts receivable, less allowance for doubtful
         accounts of $587 and $449 in 2005 and 2004, respectively       2,668        2,556

     Inventories                                                        7,100        7,067
     Deferred income taxes                                                316          321
     Prepaid expenses and other current assets                          1,436        2,102
     Asset held for sale                                                  243          600
                                                                     --------     --------
Total current assets                                                   26,066       27,145
Property and equipment:
     Land                                                              31,639       31,629
     Buildings and leasehold improvements                              36,632       36,263
     Machinery and equipment                                           11,873       11,456
     Furniture and fixtures                                               540          527
                                                                     --------     --------
Total property and equipment                                           80,684       79,875
Accumulated depreciation and amortization                             (14,103)     (13,003)
                                                                     --------     --------
Total property and equipment, net                                      66,581       66,872

Goodwill                                                                3,587        3,587

Other intangible assets, net of accumulated amortization
     of $395 and $309 in 2005 and 2004, respectively                    2,845        2,935
Deferred income taxes                                                   1,819        2,008
Other assets                                                              218          210
                                                                     --------     --------
TOTAL ASSETS                                                         $101,116     $102,757
                                                                     ========     ========

                            See accompanying notes.

                                                                          JUNE 30,   DECEMBER 31,
                                                                            2005        2004
                                                                        -----------  ------------
                                                                        (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt and capital lease obligations   $  2,287     $  2,634
       Accounts payable                                                     3,134        4,077
       Income taxes payable                                                   333          278
       Deferred revenue                                                       439          469
       Accrued expenses and other current liabilities                       2,566        2,216
                                                                         --------     --------
Total current liabilities                                                   8,759        9,674

Long-term debt, net of current portion                                     25,382       26,480
Capital lease obligations, net of current portion                              55           81

Stockholders' equity:
       Preferred stock, $.01 par value:
              Authorized shares - 10,000,000
              Issued and outstanding shares - none                              -            -
       Common stock, $.01 par value:
              Authorized shares - 100,000,000
              Issued and outstanding shares of
                 15,271,132 in both 2005 and 2004                             153          153

       Additional paid-in capital                                          88,454       88,507
       Accumulated other comprehensive loss                                   (29)         (30)
       Accumulated deficit                                                (21,658)     (22,108)
                                                                         --------     --------
Total stockholders' equity                                                 66,920       66,522
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $101,116     $102,757
                                                                         ========     ========

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  (In thousands, except per share information)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
Revenues:
    Car wash and detailing services              $      9,388    $      8,565
    Lube and other automotive services                    873             895
    Fuel and merchandise sales                          1,265           1,142
    Security sales                                      7,247           2,003
                                                 ------------    ------------
                                                       18,773          12,605

Cost of revenues:
    Car wash and detailing services                     6,580           6,126
    Lube and other automotive services                    637             703
    Fuel and merchandise sales                          1,096           1,000
    Security sales                                      5,079           1,317
                                                 ------------    ------------
                                                       13,392           9,146

Selling, general and administrative expenses            3,774           2,537
Depreciation and amortization                             599             493
                                                 ------------    ------------
Operating income                                        1,008             429

Interest expense, net                                    (443)           (450)
Other income (expense)                                    122              (1)
                                                 ------------    ------------
Income (loss) before income taxes                         687             (22)

Income tax expense (benefit)                              248              (8)
                                                 ------------    ------------

Net income (loss)                                $        439    $        (14)
                                                 ============    ============

Per share of common stock (basic and diluted):
Net income                                       $       0.03    $          -
                                                 ============    ============

Weighted average shares outstanding:
Basic                                              15,271,132      13,495,889
Diluted                                            15,509,261      13,495,889

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  (In thousands, except per share information)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
Revenues:
    Car wash and detailing services              $     18,100    $     17,476
    Lube and other automotive services                  1,664           1,825
    Fuel and merchandise sales                          2,248           2,101
    Security sales                                     13,611           3,879
                                                 ------------    ------------
                                                       35,623          25,281

Cost of revenues:
    Car wash and detailing services                    12,769          12,413
    Lube and other automotive services                  1,291           1,407
    Fuel and merchandise sales                          1,948           1,826
    Security sales                                      9,657           2,498
                                                 ------------    ------------
                                                       25,665          18,144

Selling, general and administrative expenses            7,382           5,008
Depreciation and amortization                           1,189             994
                                                 ------------    ------------
Operating income                                        1,387           1,135

Interest expense, net                                    (894)           (929)
Other income                                              211             111
                                                 ------------    ------------
Income before income taxes                                704             317

Income tax expense                                        254             114
                                                 ------------    ------------

Net income                                       $        450    $        203
                                                 ============    ============

Per share of common stock (basic and diluted):
Net income                                       $       0.03    $       0.02
                                                 ============    ============

Weighted average shares outstanding:
Basic                                              15,271,132      12,978,459
Diluted                                            15,582,547      13,389,706

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                    (In thousands, except share information)

                                                                                               ACCUMULATED
                                                                                  ADDITIONAL      OTHER
                                                              COMMON     COMMON    PAID-IN    COMPREHENSIVE  ACCUMULATED
                                                              SHARES     STOCK     CAPITAL         LOSS        DEFICIT      TOTAL
                                                            ----------   ------   ----------  -------------  -----------   -------
BALANCE AT DECEMBER 31, 2004                                15,271,132   $  153   $   88,507     $ (30)      $   (22,108)  $66,522

Costs from issuance of common stock.....................                                 (53)                                  (53)

Change in fair value of cash flow hedge, net of tax.....                                            (5)                         (5)

Unrealized gain on short-term investments, net of tax...                                             6                           6

Net income..............................................                                                             450       450
                                                                                                                           -------
Total comprehensive income..............................                                                                       451
                                                            ----------   ------   ----------     -----       -----------   -------
BALANCE AT JUNE 30, 2005................................    15,271,132   $  153   $   88,454     $ (29)      $   (21,658)  $66,920
                                                            ==========   ======   ==========     =====       ===========   =======

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
OPERATING ACTIVITIES
Net income                                                 $    450   $    203
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                       1,189        994
          Provision for losses on receivables                    76         67
          (Gain) loss on sale of property and equipment         (33)        51
          Gain on short-term investments                        (55)         -
          Deferred income taxes                                 194         98
          Changes in operating assets and liabilities:
               Accounts receivable                             (188)      (204)
               Inventories                                      (33)      (336)
               Accounts payable                                (943)      (893)
               Deferred revenue                                 (30)       (38)
               Accrued expenses                                 200        747
               Income taxes                                      55        (10)
               Prepaid expenses and other assets                654        433
                                                           --------   --------
Net cash provided by operating activities                     1,536      1,112

INVESTING ACTIVITIES

Purchase of property and equipment                             (661)      (384)
Proceeds from sale of property and equipment                    390        149
Purchase of short-term investments                           (1,500)         -
Payments for intangibles                                         (1)       (68)
Prepaid costs for future acquisitions                             -        (43)
                                                           --------   --------
Net cash used in investing activities                        (1,772)      (346)

FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations     (1,471)    (1,248)
(Costs) proceeds from issuance of common stock                  (53)     6,956
Proceeds from removal of restrictions on shares                   -      8,954
                                                           --------   --------
Net cash (used in) provided by financing activities          (1,524)    14,662
                                                           --------   --------
Net (decrease) increase in cash and cash equivalents         (1,760)    15,428
Cash and cash equivalents at beginning of period             14,499      3,414
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 12,739   $ 18,842
                                                           ========   ========

                            See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company", "we" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS 151 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 18, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board ("APB") Opinion 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS 153 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, Share-Based Payments, which provides further guidance for the adopation of SFAS 123(R), discussed above. The Company will implement this new standard in the first quarter of our fiscal year 2006. The Company is currently evaluating this statement and the effects on our results of operations. The Company believes that implementation of SFAS 123(R) will have a material impact on the Company.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting priciple and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial postition.

3.    OTHER INTANGIBLE ASSETS

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                    JUNE 30, 2005            DECEMBER 31, 2004
                                                -----------------------   ------------------------
                                                 GROSS                     GROSS
                                                CARRYING   ACCUMULATED    CARRYING    ACCUMULATED
                                                 AMOUNT    AMORTIZATION    AMOUNT     AMORTIZATION
                                                --------   ------------   --------    ------------
Amortized intangible assets:
    Non-compete agreement                       $     28     $   16       $     28       $   13
    Customer lists                                   699        124            699           79
    Product lists                                    590         59            590           29
    Deferred financing costs                         416        196            421          188
                                                --------     ------       --------       ------
Total amortized intangible assets                  1,733        395          1,738          309

Non-amortized intangible assets:
    Trademarks - Security Segment                  1,401          -          1,400            -
    Service mark - Car and Truck Wash Segment        106          -            106            -
                                                --------     ------       --------       ------
Total non-amortized intangible assets              1,507          -          1,506            -
                                                --------     ------       --------       ------

Total intangible assets                         $  3,240     $  395       $  3,244       $  309
                                                ========     ======       ========       ======

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2005         $168
2006         $153
2007         $149
2008         $143
2009         $143

4.    BUSINESS COMBINATIONS

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source(R)("IVS") and SecurityandMore(R)("S&M") from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment, and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthered the Company's expansion of our Security Segment. The acquisition also expanded our presence in the southwestern part of the United States and provided us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.62 million of cash and the assumption of $290,000 of current liabilities. The purchase price was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.58 million allocated to goodwill and other intangible assets. Of the $2.58 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $531,000 was assigned to goodwill, neither of which is subject to amortization. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

The pro forma financial information presented below gives effect to the IVS and S&M acquisition as if it had occurred as of the beginning of our fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2004 or results which may be achieved in the future. Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                        -------------------   ------------------
                                          2005       2004        2005     2004
                                        --------   --------   --------  --------
Revenues                                $ 18,773   $ 17,948   $ 35,623  $ 35,714

Net income                              $    439   $     97   $    450  $    344

Earnings per share-basic and dilutive   $   0.03   $   0.01   $   0.03  $   0.03

5.    STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company has elected to follow APB 25, and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued Statement 123(R) Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective as of the first quarter of 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows (in thousands, except per share data):

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                  -------------------   ------------------
                                                    2005       2004        2005     2004
                                                  --------   --------   --------  --------
Net income (loss), as reported                    $    439   $    (14)  $    450  $    203
Less: Stock-based compensation costs under fair
         value based method for all awards            (216)       (75)      (435)     (163)
                                                  --------   --------   --------  --------
Pro forma net income (loss)                       $    223   $    (89)  $     15  $     40
                                                  ========   ========   ========  ========

Earnings per share - basic and diluted
    As reported                                   $   0.03   $      -   $   0.03  $   0.02
    Pro forma                                     $   0.01   $  (0.01)  $      -  $      -

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with weighted average assumptions for grants. In the quarter ended June 30, 2004 no options were granted. In the quarter ended June 30, 2005, 65,000 options were granted with an expected volatility of 56%, risk-free interest rates ranging from 4.26% to 4.55%, and expected life of 10 years.

6.    COMMITMENTS AND CONTINGENCIES

In December 2003, one of the Company's car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the plaintiff is entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The Company's subsidiary is alleged to have been negligent in hiring, retaining and supervising the employee. The Company forwarded the suit to its insurance carrier for defense. The plaintiff has communicated that the case could be settled for $1.0 million.

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

7.    BUSINESS SEGMENTS INFORMATION

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company's segments is as follows (in thousands):

                                    CAR AND                CORPORATE
                                   TRUCK WASH   SECURITY   FUNCTIONS*
                                   ----------   --------   -----------
THREE MONTHS ENDED JUNE 30, 2005
Revenues from external customers   $   11,526   $  7,247   $         -
Intersegment revenues                       -         85             -
Segment operating income (loss)         1,600        301          (893)
Segment assets                         83,198     17,918             -
Goodwill                                2,655        932             -
Capital expenditures                      338         74             3
SIX MONTHS ENDED JUNE 30, 2005
Revenues from external customers       22,012     13,611             -
Intersegment revenues                       -        225             -
Segment operating income (loss)         2,847        300        (1,760)
Capital expenditures                      614        192             5
THREE MONTHS ENDED JUNE 30, 2004
Revenues from external customers       10,602      2,003             -
Intersegment revenues                       -          2             -
Segment operating income (loss)         1,253        (64)         (760)
Segment assets                         95,743      9,375             -
Goodwill                               10,381        242             -
Capital expenditures                      215      1,542             3
SIX MONTHS ENDED JUNE 30, 2004
Revenues from external customers       21,402      3,879             -
Intersegment revenues                       -          5             -
Segment operating income (loss)         2,709        (65)       (1,509)
Capital expenditures                      350      1,548             3

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

9.    INCOME TAXES

The Company recorded income tax expense of $254,000 and $114,000 for the six months ended June 30, 2005 and 2004, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

10.   RELATED PARTY TRANSACTIONS

From November 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis
D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at June 30, 2005 and December 31, 2004.

From January 1, 2004 through June 30, 2005, Louis D. Paolino, Jr. purchased approximately $41,000 of the Company's products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $15,000.

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

From January 1, 2004 through June 30, 2005, the Company's Security Segment sold approximately $143,000 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At June 30, 2005 and December 31, 2004, $15,462 and $0, respectively, was owed from one of these companies to Mace.

Louis Paolino III, the son of Louis Paolino, Jr., has offered to purchase from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company's operations for $306,000 in cash. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000. On February 14, 2005, the Company's Audit Committee authorized the Company to proceed with a sale of the warehouse property to Louis Paolino III for $306,000. A sale has not been consumated and the related assets remain classified as held for sale at June 30, 2005.

11.   EQUITY

On April 16, 2004, the Company received approximately $8.95 million in cash from Price Legacy Corporation (formerly Excel Legacy Holdings, Inc.) in exchange for the Company removing a contractual restriction that prohibited Price Legacy Corporation from selling 1,750,000 shares of the Company's common stock without the Company's approval. The Company recorded this transaction as a contribution to capital, net of related income taxes, in accordance with APB Opinion No. 9. The remaining proceeds will be used as part of working capital. Price Legacy Corporation purchased 125,000 restricted shares in July of 1999 and received 1,750,000 shares in October of 1999 in a transaction in which the Company purchased the car wash assets of Millennia Car Wash, LLC. Additionally, as part of the agreement, the Company agreed to indemnify Price Legacy Corporation against certain potential circumstances as a result of lifting the restriction. Management believes the fair value of this provision is negligible.

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

On May 26, 2004, the Company sold 915,000 shares of the Company's common stock and issued a warrant for 183,000 shares of the Company's common stock in exchange for $5,005,050 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to May 26, 2009 at a price of $7.50 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Regulation D promulgated under the 1933 Act. The securities were registered for resale by Langley Partners, L.P. effective September 28, 2004 on a Registration Statement on Form S-3.

On December 14, 2004, the Company sold 750,000 shares of the Company's common stock and issued a warrant for 150,000 shares of the Company's common stock in exchange for $3,307,500 in cash. The purchaser was Langley Partners, L.P., an accredited investor. The warrant is exercisable by Langley Partners, L.P. at any time up to December 14, 2009 at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act. The securities were registered for resale by Langley Partners, L.P. effective February 3, 2005 on a Registration Statement on Form S-3.

On December 14, 2004, the Company sold 400,000 shares of the Company's common stock and issued a warrant for 50,000 shares of the Company's common stock in exchange for $1,872,000 in cash. The purchaser was JMB Capital Partners, L.P., an accredited investor. The warrant is exercisable by JMB Capital Partners, L.P. at any time up to December 14, 2009, at a price of $5.88 per share. The securities sold were exempt from registration pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act. The securities were registered for resale by JMB Capital Partners, L.P. effective February 3, 2005 on a Registration Statement Form S-3.

On July 29, 2004, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of August 5, 2005, the Company did not purchase any shares on the open market.

12.   LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

At June 30, 2005, we had borrowings, including capital lease obligations, of approximately $27.7 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $2.3 million is classified as current as it is due in less than 12 months from June 30, 2005. We had letters of credit outstanding at June 30, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2005.

Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $10.2 million, $9.3 million of which was classified as non-current debt at June 30, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $13.9 million, $12.8 million of which was classified as non-current debt at June 30, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages.

At June 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.03:1 at June 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at June 30, 2005, and for measurement periods through July 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at June 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at December 31, 2004 and thereafter. The Company's debt coverage ratio was 1.04:1 at June 30, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through July 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at June 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $13.9 million and GMAC debt totaling $10.2 million, including debt recorded as long-term debt at June 30, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 71% of our total revenues for fiscal year 2004 and 62% of our total revenues in the six months ended June 30, 2005, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

13.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                            ------------------------   ------------------------
                                                                2005         2004          2005        2004
                                                            -----------  -----------   -----------  -----------
Numerator:

Net income (loss)                                           $       439  $       (14)  $       450  $       203
                                                            ===========  ===========   ===========  ===========
Denominator:

   Denominator for basic earnings
       per share - weighted average shares..............     15,271,132   13,495,889    15,271,132   12,978,459
   Dilutive effect of options and
       warrants.........................................        238,129            -       311,415      411,247
                                                            -----------  -----------   -----------  -----------
   Denominator for diluted
       earnings per share - weighted average shares.....     15,509,261   13,495,889    15,582,547   13,389,706
                                                            ===========  ===========   ===========  ===========

Basic and diluted earnings per share:                       $      0.03  $         -   $      0.03  $      0.02
                                                            ===========  ===========   ===========  ===========

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

      CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

      SHORT-TERM INVESTMENTS

At June 30, 2005, the Company had approximately $1.56 million invested in a private fund. The Company may exit the fund at the end of any calendar quarter with 30 days advanced written notice. In the quarter ended June 30, 2005, the Company realized a total gain of $55,000. Additionally, an unrealized gain, net of tax, of $6,000 is included in Accumulated Other Comprehensive Loss at June 30, 2005.

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

      GOODWILL

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completed annual impairment tests as of November 30, 2004, 2003, and 2002, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company's annual impairment testing corresponds with the Company's determination of its annual operating budgets for the upcoming year. The Company's valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management's annual review of historical data and future assessment of certain critical operating factors, including, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

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

      SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was approximately $1.0 million in each of the six months ended June 30, 2005 and 2004. Income taxes paid were $5,000 in the first half of 2005 and $26,000 in the first half of 2004. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition paid for with shares of our common stock valued at $1.6 million in 2004.

                                  INTRODUCTION

REVENUES

      CAR AND TRUCK WASH SERVICES

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2005 for the Car and Truck Wash Segment were comprised of approximately 82% car wash and detailing, 8% lube and other automotive services, and 10% fuel and merchandise.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had a significant impact on volume and revenue at the individual locations. We believe that the geographic diversity of our operating locations in different regions of the country helps mitigate the risk of adverse weather-related influence on our volume.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of leasehold improvements and certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the lease term with renewal options. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight-line method.

OTHER INCOME

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on the sale of property and equipment and gains and losses on short-term investments.

INCOME TAXES

Income tax expense is derived from tax provisions for interim periods that are based on the Company's estimated annual effective rate. Currently, the effective rate of 36% differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, fixed asset adjustments and changes to the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

Cash and cash equivalents were $12.7 million at June 30, 2005. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 29.3% at June 30, 2005, and 30.5% at December 31, 2004.

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

As of June 30, 2005, we had working capital of approximately $17.3 million. At December 31, 2004, working capital was approximately $17.5 million.

During the six month periods ending June 30, 2005 and 2004, we made capital expenditures of $614,000 and $350,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $650,000 for the remainder of the year ending December 31, 2005. The Company believes its current cash balance at June 30, 2005 of $12.7 million and cash flow from operating activities in the remainder of 2005 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2005, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $750,000 to $1.25 million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2005 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

We have spent approximately $4.9 million through June 30, 2004 in the initial development of our video surveillance systems operations in Ft. Lauderdale, Florida including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures in 2004 of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed with debt. We estimate capital expenditures for the Security Segment at approximately $100,000 for the remainder of 2005, principally related to improvements and equipment for the new facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2005 and in years subsequent to 2005. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At June 30, 2005, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional video surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at June 30, 2005, the full amount of the revolving credit facility is currently available. The amount of capital that we will spend in 2005 and in years subsequent to 2005 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash balance of $12.7 million at June 30, 2005 and the revolving credit facility will provide for growth in 2005. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended June 30, 2005 we were in default on certain of our debt covenants. We obtained waivers through July 1, 2006 from the lenders. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

      DEBT CAPITALIZATION AND OTHER FINANCING ARRANGEMENTS

At June 30, 2005, we had borrowings, including capital lease obligations, of approximately $27.7 million. We had three letters of credit outstanding at June 30, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2005. The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commerical letters of credit under this commitment at June 30, 2005.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At June 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.03:1 at June 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at June 30, 2005, and for measurement periods through July 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at June 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at March 31, 2004 and thereafter. The Company's debt coverage ratio was 1.04:1 at June 30, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through July 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at June 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold two unprofitable or marginally profitable car wash facilities in 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows. The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $13.9 million and GMAC debt currently totaling $10.2 million, including debt recorded as long-term debt at June 30, 2005, would become payable on demand by the financial institution upon expiration of the current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2005 (in thousands):

                                                    Payments Due By Period
                                    ---------------------------------------------------------
                                                             Two to
                                                 Less than   Three      Four to    More Than
Contractual Obligations  (1)          Total      One Year    Years    Five Years   Five Years
---------------------------------   ----------   ---------   ------   ----------   ----------
Long-term debt (2)                  $   27,611   $   2,230   $5,161   $   13,260   $    6,960

Capital leases (2)                         113          57       56            -            -

Minimum operating lease  payments        3,680         916    1,280          634          850
                                    ----------   ---------   ------   ----------   ----------
                                    $   31,404   $   3,203   $6,497   $   13,894   $    7,810
                                    ==========   =========   ======   ==========   ==========

                                                   Amounts Expiring Per Period
                                    ---------------------------------------------------------
                                                             Two to
                                                 Less than   Three      Four to    More Than
Other Commercial Commitments          Total      One Year    Years    Five Years   Five Years
------------------------------      ----------   ---------   ------   ----------   ----------
Line of credit  (3)                 $      500   $     500   $    -   $        -   $        -

Standby letters of credit  (4)           1,078       1,078        -            -            -
                                    ----------   ---------   ------   ----------   ----------
                                    $    1,578   $   1,578   $    -   $        -   $        -
                                    ==========   =========   ======   ==========   ==========

      (1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

      (2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.96 million.

      (3) There were no borrowings outstanding under the Company's line of credit at June 30, 2005.

      (4) The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2005. Outstanding letters of credit of $1,078,000 represent collateral for workers' compensation insurance policies

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month; provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

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

      CASH FLOWS

Operating Activities. Net cash provided by operating activities totaled $1.5 million for the six months ended June 30, 2005. Cash provided by operating activities in 2005 was primarily due to positive operating results. Net cash provided by operating activities totaled $1.1 million for the six months ended June 30, 2004. Cash provided by operating activities in 2004 was primarily due to positive operating results and a reduction of inventory within the Company's Security Segment.

Investing Activities. Cash used in investing activities totaled $1.8 million for the six months ended June 30, 2005, which includes the purchase of short-term investments of $1.5 million, capital expenditures of $464,000 related to ongoing car care operations and $192,000 for the Security Segment and proceeds of $390,000 from the sale of an unused warehouse bay in one of our Florida facilities. Cash used in investing activities totaled $346,000 for the six months ended June 30, 2004, which includes $350,000 for capital expenditures relating to ongoing car care operations and $31,000 for the Security Segment.

Financing Activities. Cash used in financing activities was $1.5 million for the six months ended June 30, 2005, which includes routine principal payments on debt of $1.1 million and payoff of $338,000 of debt utilizing proceeds from the previously mentioned sale of a warehouse bay. Cash provided by financing activities was $14.7 million for the six months ended June 30, 2004, which includes $7.0 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from the removal of restrictions on shares; partially offset by routine principal payments on debt of $1.2 million.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                               ----------------
                                                2005      2004
                                               ------    ------
Revenues                                        100.0%    100.0%

Cost of revenues                                 72.1      71.8

Selling, general and administrative expenses     20.7      19.8

Depreciation and amortization                     3.3       3.9
                                               ------    ------
Operating income                                  3.9       4.5

Interest expense, net                             2.5       3.7

Other income                                      0.6       0.4
                                               ------    ------
Income before income taxes                        2.0       1.2

Income tax expense                                0.7       0.4
                                               ------    ------
Net income                                        1.3%      0.8%
                                               ======    ======

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the six months ended June 30, 2005 were $22.0 million as compared to $21.4 million for the six months ended June 30, 2004, an increase of $0.6 million or 3%. This increase was primarily attributable to an increase in wash and detail services. Of the $22.0 million of revenues for the six months ended June 30, 2005, $18.1 million or 82% was generated from car wash and detailing, $1.7 or 8% from lube and other automotive services, and $2.2 million or 10% from fuel and merchandise sales. Of the $21.4 million of revenues for the six months ended June 30, 2004, $17.5 million or 82% was generated from car wash and detailing, $1.8 million or 8% from lube and other automotive services, and $2.1 million or 10% from fuel and merchandise sales. The increase in wash and detail revenues was principally due to an increase in consumer spending and an improvement in weather trends in the second quarter in most of the Company's markets, partially offset by the divesting of two of our car wash locations in the first half of 2004. Overall car wash volumes increased 4.2% in the first half of 2005 as compared to the first half of 2004, net of a 2.1% reduction from the closing or divesting of the two car wash locations noted above. In addition to this increase in volume, the Company experienced an increase in average wash and detailing revenue per car to $14.97 in the first half of 2005, from $14.84 in the same period in 2004. This increase in average wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is primarily the result of an increase in the price of fuel and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes and revenues to continue at historic levels consistent with weather patterns.

      SECURITY

Revenues within the Security Segment were approximately $13.6 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively. The increase in revenues within the Security Segment was due principally to internal growth in sales to security system installers, and $7.2 million of sales generated by IVS and S&M, which we acquired in July of 2004. Management expects revenues to increase in the electronic surveillance systems areas where the Company expands its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the six months ended June 30, 2005 were $16.0 million, or 73% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the six months ended June 30, 2004 were $15.7 million, or 73% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues.

      SECURITY

During the six months ended June 30, 2005 cost of revenues were $9.7 million or 71% of revenues as compared to $2.5 million or 64% of revenues for the six months ended June 30, 2004. The increase in cost of revenues in 2005 is principally due to growth in sales of advanced imaging components and video equipment sold by Industrial Vision Source, increased sales of monitors which typically have gross profit margins lower than other security products, and an increase in sales to distributors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2005 were $7.4 million compared to $5.0 million for the same period in 2004. SG&A expenses as a percent of revenues were 20.7% for the six months ended June 30, 2005 as compared to 19.8% in the first half of 2004. The increase in SG&A costs is primarily the result of the growth in the Security Segment which added an additional $2.0 million of SG&A costs in 2005. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff was added to handle planned growth. Corporate SG&A costs also increased approximately $260,000 principally related to increased insurance costs, increased auditing and consulting fees related to preparation for the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and increased corporate salaries. Management expects SG&A costs to increase in the future as the Company expands its Security operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $1.2 million for the six months ended June 30, 2005 as compared to $994,000 for the same period in 2004.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the six months ended June 30, 2005 was $894,000 compared to $929,000 for the six months ended June 30, 2004. This decrease in interest expense was the result of a reduction in our outstanding debt as a result of normal principal payments, partially offset by an increase in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate.

OTHER INCOME

Other income for the six months ended June 30, 2005 was $211,000 compared to $111,000 for the six months ended June 30, 2004. The increase in other income for 2005 is principally due to a gain on short term investments of $55,000.

INCOME TAXES

The Company recorded tax expense of $254,000 and $114,000 for the six months ended June 30, 2005 and 2004, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the three months ended June 30, 2005 were $11.5 million as compared to $10.6 million for the three months ended June 30, 2004, an increase of $0.9 million or 9%. This increase was primarily attributable to an increase in wash and detail services. Of the $11.5 million of revenues for the three months ended June 30, 2005, $9.4 million or 81% was generated from car wash and detailing, $0.9 million or 8% from lube and other automotive services, and $1.2 million or 11% from fuel and merchandise sales. Of the $10.6 million of revenues for the three months ended June 30, 2004, $8.6 million or 81% was generated from car wash and detailing, $0.9 million or 8% from lube and other automotive services, and $1.1 million or 11% from fuel and merchandise sales. The increase in wash and detail revenues was principally due to an increase in consumer spending and an improvement in weather trends in most of the Company's markets, partially offset by the closing or divesting of two of our car wash locations in 2004. Overall car wash volumes increased 12.5% in the second quarter of 2005 as compared to the second quarter of 2004, net of a 1.6% reduction from the closing or divesting of the two car wash locations noted above. Partially offsetting this increase in volume, the Company experienced a slight decline in average wash and detailing revenue per car to $15.23 in the second quarter of 2005, from $15.31 in the same period in 2004. The increase in fuel and merchandise revenues is primarily the result of an increase in the price of fuel and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes and revenues to continue at historic levels consistent with weather pattern.

      SECURITY

Revenues within the Security Segment were approximately $7.2 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively. The increase in revenues within the Security Segment was due principally to internal growth in sales to security system installers, and $3.7 million of sales generated by IVS and S&M, which we acquired in July of 2004. Management expects revenues to increase in the electronic surveillance systems areas where the Company expands its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the three months ended June 30, 2005 were $8.3 million, or 72% of revenues, with car washing and detailing costs at 70% of respective revenues, lube and other automotive services costs at 73% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the three months ended June 30, 2004 were $7.8 million, or 74% of revenues, with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. The Company experienced an improvement in wash and detailing operating margins in the June 2005 quarter, as compared to the same period in 2004, largely due to the increase in wash volumes of 12.5% and a reduction in certain direct operating expenses including an improvement in labor costs as a percent of revenues from 49.4% in 2004 to 48.9% in 2005.

      SECURITY

During the three months ended June 30, 2005 cost of revenues were $5.1 million or 70% of revenues as compared to $1.3 million or 66% of revenues for the three months ended June 30, 2004. The increase in cost of revenues in 2005 is principally due to growth in sales of advanced imaging components and video equipment sold by Industrial Vision Source, increased sales of monitors which typically have gross profit margins lower than other security products, and an increase in sales to distributors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2005 were $3.8 million compared to $2.5 million for the same period in 2004. SG&A expenses as a percent of revenues were 20.1% for the three months ended June 30, 2005 as compared to 20.1% in the second quarter of 2004. The increase in SG&A costs is primarily the result of the growth in the Security Segment which added an additional $1.0 million of SG&A costs in 2005. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff was added to handle planned growth. Corporate SG&A costs also increased approximately $139,000 principally related to increased insurance costs, increased auditing and consulting fees related to preparation for the audit of internal controls over financial reporting as required by
Section 404 of the Sarbanes-Oxley Act of 2002 and increased corporate salaries. Management expects SG&A costs to increase in the future as the Company expands its Security operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $599,000 for the three months ended June 30, 2005 as compared to $493,000 for the same period in 2004.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the three months ended June 30, 2005 was $443,000 compared to $450,000 for the three months ended June 30, 2004. This decrease in interest expense was the result of a reduction in our outstanding debt as a result of normal principal payments, partially offset by an increase in interest rates on approximately 50% of our long term debt which has interest rates tied to the prime rate.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended June 30, 2005 was income of $122,000 compared to expense of $1,000 for the three months ended June 30, 2004. The increase in other income for 2005 is principally due to a gain on short-term investments of $55,000.

INCOME TAXES

The Company recorded tax expense of $248,000 for the three months ended June 30, 2005 and an income tax benefit of $8,000 for the three months ended June 30, 2004. Tax expense reflects the recording of income taxes at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NEED TO SUBSTANTIALLY REDUCE THE SCALE OF OUR OPERATIONS AND CURTAIL OUR BUSINESS PLAN.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $17.3 million as of June 30, 2005, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

IF WE VIOLATE THE FINANCIAL COVENANTS WITH OUR LENDERS, OUR BORROWINGS MAY BE ACCELERATED.

Our bank debt borrowings as of June 30, 2005 were $27.7 million substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $2.3 million is classified as current as it is due in less than 12 months from June 30, 2005. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $10.2 million, $9.3 million of which was classified as non-current debt at June 30, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $13.9 million, $12.8 million of which was classified as non-current debt at June 30, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch,

Texas, twenty five car washes and one truck wash are encumbered by mortgages. At June 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.03:1 at June 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at June 30, 2005, and for measurement periods through July 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our consolidated financial statements at June 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at March 31, 2004 and thereafter. The Company's debt coverage ratio related to the Bank One term loan agreement was 1.04:1 at June 30, 2005, which was not in compliance with this Bank One covenant as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through July 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at June 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $13.9 million and GMAC debt totaling $10.2 million, including debt recorded as long-term debt at June 30, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 71% of our total revenues for fiscal year 2004 and 62% of our total revenues in the six months ended June 30, 2005, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

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

IF OUR INSURANCE IS INADEQUATE, WE COULD FACE SIGNIFICANT LOSSES.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest on the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $973,000 at June 30, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

RISKS RELATED TO OUR SECURITY SEGMENT

IF WE ARE NOT ABLE TO OPERATE OUR ELECTRONIC SURVEILLANCE PRODUCTS DIVISION EFFECTIVELY, OUR BUSINESS WILL SUFFER.

In 2001, we expanded our Security Segment by adding video systems and components. We are incurring expenses to develop and further expand these products. There are numerous risks associated with expanding our video surveillance systems and components that may prevent us from operating the Security Segment profitably, including, among others: risks associated with products which do not function properly; risks associated with unanticipated liabilities of the acquired companies; risks inherent with our management having limited experience in the electronic surveillance product market; risks relating to the size and number of competitors in the video system and component product market, many of whom may be more experienced or better financed; risks associated with the costs of entering into new markets and expansion of product lines in existing markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory before having orders for that inventory; risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; and risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace. We also expect that there will be costs related to product returns and warranties and customer support that we cannot quantify or accurately estimate until we have more experience in operating the electronic surveillance products division. If we are not able to operate our electronic surveillance products division effectively, our operating and financial results could be adversely impacted.

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

IF WE LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET, OUR STOCK WILL BECOME SIGNIFICANTLY LESS LIQUID AND ITS VALUE MAY BE AFFECTED.

Our common stock is listed on the NASDAQ National Market with a bid price of $2.65 at the close of the market on August 5, 2005. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the NASDAQ SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ National Market or the NASDAQ SmallCap Market (together "NASDAQ-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than NASDAQ-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

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

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at Jun 30, 2005 and would have had the impact of increasing interest expense by approximately $167,000 for the twelve months ended June 30, 2005.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (6.25% at June 30, 2005). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of Accumulated Other Comprehensive Loss and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At June 30, 2005 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $70,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective June 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 6 Commitments and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our equity security repurchases during the three months ended June 30, 2005:

                                                                                    APPROXIMATE
                                                               TOTAL NUMBER OF     DOLLAR VALUE OF
                                                              SHARES PURCHASED     SHARES THAT MAY
                                                             AS PART OF PUBLICLY   YET BE PURCHASED
                           TOTAL NUMBER OF   AVERAGE PRICE     ANNOUNCED PLANS    UNDER THE PLANS OR
           PERIOD          SHARES PURCHASED  PAID PER SHARE     OR PROGRAMS           PROGRAMS(1)
-------------------------  ----------------  --------------  -------------------  ------------------
April 1 to April 30, 2005         -                -               -              $        3,000,000

May  1 to May 31, 2005            -                -               -              $        3,000,000

June 1 to June 30, 2005           -                -               -              $        3,000,000
                                 --               --              --
                    Total         -                -               -
                                 ==               ==              ==

(1) On July 29, 2004, the Company's Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of June 30, 2005, no shares had been repurchased under the program.

ITEM 6. EXHIBITS

      (a)    Exhibits:

                10.1 Note Modification Agreement dated May 19, 2005 between the Company, its subsidiary, Mace Truck Wash, Inc. and Bank One, Texas, N.A. in the original amount of $342,000.

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

                      MACE SECURITY INTERNATIONAL, INC.

                      BY: /s/ Louis D. Paolino, Jr.
                          ----------------------------------------------------
                             Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

                      BY: /s/ Gregory M. Krzemien
                          ------------------------------------------------------
                              Gregory M. Krzemien, Chief Financial Officer

                      BY: /s/ Ronald R. Pirollo
                          ----------------------------------------------------
                              Ronald R. Pirollo, Controller (Principal
                              Accounting Officer)

DATE: August 9, 2005

EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
10.1           Note Modification Agreement dated May 19, 2005 between the
               Company, its subsidiary, Mace Truck Wash Inc. and Bank One,
               Texas, N.A. in the original amount of $342,000.

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