Form 10-Q
period 2005-09-30
MACE SECURITY INTERNATIONAL INC
filed 2005-11-09
CIK 912607

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

  FOR THE QUARTER ENDED September 30, 2005       COMMISSION FILE NO. 0-22810

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 7, 2005, there were 15,272,882 Shares of Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                        MACE SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2005

                                    CONTENTS

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - September 30, 2005  (Unaudited)
         and December 31, 2004                                                              2

   Consolidated Statements of Operations (Unaudited) for the three
         months ended September 30, 2005 and 2004                                           4

   Consolidated Statements of Operations (Unaudited) for the nine
         months ended September 30, 2005 and 2004                                           5

   Consolidated Statement of Stockholders' Equity
         for the nine months ended September 30, 2005  (Unaudited)                          6

   Consolidated Statements of Cash Flows (Unaudited) for
         the nine months ended September 30, 2005 and 2004                                  7

   Notes to Consolidated Financial Statements (Unaudited)                                   8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                     16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                        33

Item 4 - Controls and Procedures                                                           33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                 34

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                       34

Item 6 - Exhibits                                                                          35

Signatures                                                                                 36

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and par value information)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2005             2004
                                                                  -------------    ------------
                                                                   (Unaudited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                      $   9,978       $   14,499
     Short-term investments                                             2,879                -
     Accounts receivable, less allowance for doubtful
       accounts of $599 and $449 in 2005 and 2004, respectively         2,516            2,556

    Inventories                                                         7,708            7,067
    Deferred income taxes                                                 318              321
    Prepaid expenses and other current assets                           2,282            2,102
    Asset held for sale                                                     -              600
                                                                    ---------       ----------
Total current assets                                                   25,681           27,145
Property and equipment:
    Land                                                               31,639           31,629
    Buildings and leasehold improvements                               35,785           36,263
    Machinery and equipment                                            11,875           11,456
    Furniture and fixtures                                                609              527
                                                                    ---------       ----------
Total property and equipment                                           79,908           79,875
Accumulated depreciation and amortization                             (14,639)         (13,003)
                                                                    ---------       ----------
Total property and equipment, net                                      65,269           66,872

Goodwill                                                                3,575            3,587

Other intangible assets, net of accumulated amortization
    of $444 and $309 in 2005 and 2004, respectively                     2,796            2,935

Deferred income taxes                                                   2,140            2,008
Other assets                                                              259              210
                                                                    ---------       ----------
TOTAL ASSETS                                                        $  99,720       $  102,757
                                                                    =========       ==========

                             See accompanying notes

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                           2005                2004
                                                                        -------------        ------------
                                                                         (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital lease obligations       $   2,140           $   2,634
    Accounts payable                                                          2,967               4,077
    Income taxes payable                                                        283                 278
    Deferred revenue                                                            401                 469
    Accrued expenses and other current liabilities                            2,959               2,216
                                                                          ---------           ---------
Total current liabilities                                                     8,750               9,674

Long-term debt, net of current portion                                       25,021              26,480
Capital lease obligations, net of current portion                                44                  81

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - none                                       -                   -
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares of 15,271,882 and
           15,271,132 in 2005 and 2004, respectively                            153                 153

    Additional paid-in capital                                               88,455              88,507
    Accumulated other comprehensive income (loss)                                83                 (30)
    Accumulated deficit                                                     (22,786)            (22,108)
                                                                          ---------           ---------
Total stockholders' equity                                                   65,905              66,522
                                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  99,720           $ 102,757
                                                                          =========           =========

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             (In thousands, except share and per share information)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
Revenues:
    Car and truck wash and detailing services    $      8,138    $      7,898
    Lube and other automotive services                    853             894
    Fuel and merchandise sales                          1,358             997
    Security sales                                      5,737           6,858
                                                 ------------    ------------
                                                       16,086          16,647
Cost of revenues:
    Car and truck wash and detailing services           6,231           5,786
    Lube and other automotive services                    652             677
    Fuel and merchandise sales                          1,189             875
    Security sales                                      4,010           5,152
                                                 ------------    ------------
                                                       12,082          12,490

Selling, general and administrative expenses            3,589           3,620
Depreciation and amortization                             590             539
Asset impairment charge                                   966               -
                                                 ------------    ------------

Operating loss                                         (1,141)             (2)

Interest expense, net                                    (441)           (447)
Other income                                              104              91
                                                 ------------    ------------
Loss before income taxes                               (1,478)           (358)

Income tax benefit                                       (350)           (129)
                                                 ------------    ------------

Net loss                                         $     (1,128)   $       (229)
                                                 ============    ============

Per share of common stock (basic and diluted):
Net loss                                         $      (0.07)   $      (0.02)
                                                 ============    ============

Weighted average shares outstanding:

Basic                                              15,271,450      14,213,656

Diluted                                            15,271,450      14,213,656

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             (In thousands, except share and per share information)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
Revenues:
    Car and truck wash and detailing services    $     26,238    $     25,374
    Lube and other automotive services                  2,517           2,719
    Fuel and merchandise sales                          3,606           3,098
    Security sales                                     19,348          10,737
                                                 ------------    ------------
                                                       51,709          41,928

Cost of revenues:
    Car and truck wash and detailing services          19,000          18,199
    Lube and other automotive services                  1,943           2,084
    Fuel and merchandise sales                          3,137           2,701
    Security sales                                     13,667           7,650
                                                 ------------    ------------
                                                       37,747          30,634

Selling, general and administrative expenses           10,971           8,628
Depreciation and amortization                           1,779           1,533
Asset impairment charge                                   966               -
                                                 ------------    ------------

Operating income                                          246           1,133

Interest expense, net                                  (1,335)         (1,376)
Other income                                              315             202
                                                 ------------    ------------
Loss before income taxes                                 (774)            (41)

Income tax benefit                                        (96)            (15)
                                                 ------------    ------------

Net loss                                         $       (678)   $        (26)
                                                 ============    ============

Per share of common stock (basic and diluted):
Net loss                                         $      (0.04)   $          -
                                                 ============    ============

Weighted average shares outstanding:
Basic                                              15,271,239      13,386,621
Diluted                                            15,271,239      13,386,621

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                    (In thousands, except share information)


                                       COMMON STOCK                      ACCUMULATED
                                    -------------------    ADDITIONAL       OTHER
                                                            PAID-IN      COMPREHENSIVE   ACCUMULATED
                                      SHARES     AMOUNT     CAPITAL      (LOSS) INCOME    DEFICIT       TOTAL
                                    ----------   ------    ----------    -------------   -----------   --------
BALANCE AT DECEMBER 31, 2004        15,271,132   $  153    $   88,507       $   (30)      $ (22,108)   $ 66,522

Net costs from issuance of
common stock.....................                                 (53)                                      (53)

Exercise of common stock
options .........................          750        -             1                                         1

Change in fair value of cash
flow hedge, net of tax...........                                                27                          27

Unrealized gain on short-term
investments, net of tax..........                                                86                          86

Net loss.........................                                                              (678)       (678)
                                                                                                       --------
Total comprehensive loss.........                                                                          (565)
                                    ----------   ------    ----------       -------       ---------    --------
BALANCE AT SEPTEMBER 30, 2005       15,271,882   $  153    $   88,455       $    83       $ (22,786)   $ 65,905
                                    ==========   ======    ==========       =======       =========    ========

                             See accompanying notes.

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            --------------------
                                                                              2005        2004
                                                                            --------    --------
OPERATING ACTIVITIES

Net loss                                                                    $   (678)   $    (26)

Adjustments to reconcile net loss
    to net cash provided by operating activities:
          Depreciation and amortization                                        1,779       1,533
          Provision for losses on receivables                                    117         143
          (Gain) loss on sale of property and equipment                          (92)         12
          Gain on short-term investments                                        (147)          -
          Asset impairment charge-hurricane damage                               100           -
          Asset impairment charge                                                966           -
          Deferred income taxes                                                 (128)       (336)
          Changes in operating assets and liabilities:
               Accounts receivable                                               (77)       (563)
               Inventories                                                      (686)     (1,022)
               Accounts payable                                               (1,109)        516
               Deferred revenue                                                  (68)        (65)
               Accrued expenses                                                  606       1,775
               Income taxes payable                                              (58)         90
               Prepaid expenses and other assets                                (131)       (468)
                                                                            --------    --------
Net cash provided by operating activities                                        394       1,589

INVESTING ACTIVITIES

Acquisition of business                                                            -      (5,621)
Purchase of property and equipment                                              (950)     (2,035)
Proceeds from sale of property and equipment                                     687         795
Purchase of short-term investments                                            (2,600)          -
Payments for intangibles                                                          (5)        (64)
Prepaid costs for future acquisitions                                              -         (25)
                                                                            --------    --------
Net cash used in investing activities                                         (2,868)     (6,950)

FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations                      (1,995)     (1,859)
(Costs) proceeds from issuance of common stock                                   (52)      6,854
Proceeds from removal of restrictions on shares                                    -       8,952
                                                                            --------    --------
Net cash (used in) provided by financing activities                           (2,047)     13,947
                                                                            --------    --------
Net (decrease) increase in cash and cash equivalents                          (4,521)      8,586
Cash and cash equivalents at beginning of period                              14,499       3,414
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $  9,978    $ 12,000
                                                                            ========    ========

                             See accompanying notes

               MACE SECURITY INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively "the Company", "we" or "Mace"). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.

3. OTHER INTANGIBLE ASSETS

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                 SEPTEMBER 30, 2005      DECEMBER 31, 2004
                                               ----------------------  ----------------------
                                                GROSS                   GROSS
                                               CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
                                                AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                               --------  ------------  --------  ------------
Amortized intangible assets:
    Non-compete agreement                       $   28      $   18      $   28      $   13
    Customer lists                                 699         142         699          79
    Product lists                                  590          74         590          29
    Deferred financing costs                       416         210         421         188
                                                ------      ------      ------      ------
Total amortized intangible assets                1,733         444       1,738         309

Non-amortized intangible assets:
    Trademarks - Security Segment                1,401           -       1,400           -
    Service mark - Car and Truck Wash Segment      106           -         106           -
                                                ------      ------      ------      ------
Total non-amortized intangible assets            1,507           -       1,506           -

                                                ------      ------      ------      ------
Total intangible assets                         $3,240      $  444      $3,244      $  309
                                                ======      ======      ======      ======

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2005           $175
2006           $149
2007           $146
2008           $143
2009           $143

4. BUSINESS COMBINATIONS

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source(R) ("IVS") and SecurityandMore(R) ("S&M") from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment, and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthered the Company's expansion of our Security Segment. The acquisition also expanded our presence in the southwestern part of the United States and provided us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.62 million of cash and the assumption of $290,000 of current liabilities. The purchase price was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.58 million allocated to goodwill and other intangible assets. Of the $2.58 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $531,000 was assigned to goodwill, neither of which is subject to amortization. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

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

                               NINE MONTHS ENDED
                                   SEPTEMBER 30,
                               --------------------
                                 2005        2004
                               --------    --------
Revenues                       $ 51,709    $ 52,361

Net (loss) income              $   (678)   $    115

Earnings per share-basic and
dilutive                       $  (0.04)   $   0.01

5. STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows (in thousands, except per share data):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2005       2004       2005        2004
                                                  -------    -------    -------    -------
Net loss, as reported                             $(1,128)   $  (229)   $  (678)   $   (26)

Less: Stock-based compensation costs under fair
         value based method for all awards            (86)       (92)      (521)      (255)
                                                  -------    -------    -------    -------
Pro forma net loss                                $(1,214)   $  (321)   $(1,199)   $  (281)
                                                  =======    =======    =======    =======

Earnings per share - basic and diluted

    As reported                                   $ (0.07)   $ (0.02)   $ (0.04)   $     -

    Pro forma                                     $ (0.08)   $ (0.02)   $ (0.08)   $ (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with weighted average assumptions for grants. In the quarter ended September 30, 2004, 252,500 options were granted with expected volatility of 64%, risk-free interest rates ranging from 4.19% to 4.56%, and expected life of 10 years. In the quarter ended September 30, 2005, 20,000 options were granted with an expected volatility of 54%, risk-free interest rate of 4.42%, and expected life of 10 years.

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

Financial information regarding the Company's segments is as follows (in thousands):

                                         CAR AND                  CORPORATE
                                        TRUCK WASH   SECURITY    FUNCTIONS *
                                        ----------   --------    -----------
THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues from external customers         $ 10,349    $  5,737     $      -
Intersegment revenues                    $      -    $    123     $      -
Segment operating loss                   $   (347)   $     (2)    $   (792)
Segment assets                           $ 81,632    $ 18,088     $      -
Goodwill                                 $  2,655    $    920     $      -
Capital expenditures                     $    253    $     38     $      3

NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues from external customers         $ 32,361    $ 19,348     $      -
Intersegment revenues                    $      -    $    348     $      -
Segment operating income (loss)          $  2,500    $    298     $ (2,552)
Capital expenditures                     $    867    $    230     $      8

THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues from external customers         $  9,789    $  6,858     $      -
Intersegment revenues                    $      -    $     30     $      -
Segment operating income (loss)          $    912    $    (85)    $   (829)
Segment assets                           $ 88,568    $ 18,548     $      -
Goodwill                                 $ 10,381    $    921     $      -
Capital expenditures                     $    389    $  2,087     $      -

NINE  MONTHS ENDED SEPTEMBER 30, 2004

Revenues from external customers         $ 31,191    $ 10,737     $      -
Intersegment revenues                    $      -    $     35     $      -
Segment operating income (loss)          $  3,621    $   (150)    $ (2,338)
Capital expenditures                     $    739    $  3,635     $      3

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

8. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. We must make these estimates and assumptions because certain information that we use is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, as well as valuation calculations such as the Company's goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

9. INCOME TAXES

The Company recorded income tax benefits of $96,000 and $15,000 for the nine months ended September 30, 2005 and 2004, respectively. Income tax expense (benefit) reflects the recording of income taxes on income at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. Additionally, the income tax benefit for the nine months ended September 30, 2005 was reduced by a $182,000 write-off of deferred tax assets of one of the Company's subsidiaries generated from net operating loss carryforwards in certain states in which the subsidiary operates. It is management's belief that it is unlikely that the benefit from these net operating loss carryforwards will be realized.

10. RELATED PARTY TRANSACTIONS

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company's Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis
D. Paolino, Jr., the direct costs of the Learjet's per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at September 30, 2005.

From January 1, 2004 through September 30, 2005, Louis D. Paolino, Jr. purchased approximately $59,200 of the Company's products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $22,300.

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

From January 1, 2004 through September 30, 2005, the Company's Security Segment sold approximately $146,500 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company's CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume. At September 30, 2005 and December 31, 2004, $15,250 or $0, respectively, was owed from these companies to Mace.

On September 29, 2005, Louis Paolino III, the son of the Company's Chief Executive Officer, Louis D. Paolino, Jr., purchased from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company's operations for $306,000 in cash. The Company's Audit Committee authorized the Company on February 14, 2005 to proceed with a sale of the warehouse property to Louis Paolino III for $306,000. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000.

11. EQUITY

On April 16, 2004, the Company received approximately $8.95 million in cash from Price Legacy Corporation (formerly Excel Legacy Holdings, Inc.) in exchange for the Company removing a contractual restriction that prohibited Price Legacy Corporation from selling 1,750,000 shares of the Company's common stock without the Company's approval. The Company recorded this transaction as a contribution to capital, net of related income taxes, in accordance with APB Opinion 9. The remaining proceeds are being used as part of working capital. Price Legacy Corporation purchased 125,000 restricted shares in July of 1999 and received 1,750,000 shares in October of 1999 in a transaction in which the Company purchased the car wash assets of Millennia Car Wash, LLC. Additionally, as part of the agreement, the Company agreed to indemnify Price Legacy Corporation against certain potential circumstances as a result of lifting the restriction. Management believes the fair value of this provision is negligible.

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

On July 29, 2004, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of November 7, 2005, the Company did not purchase any shares on the open market.

12. LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

At September 30, 2005, we had borrowings, including capital lease obligations, of approximately $27.2 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $2.1 million is classified as current as it is due in less than 12 months from September 30, 2005. We had three letters of credit outstanding at September 30, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2005. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2005.

Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $9.98 million, $9.04 million of which was classified as non-current debt at September 30, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $13.68 million, $12.72 million of which was classified as non-current debt at September 30, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages.

At September 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.01:1 at September 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at September 30, 2005, and for measurement periods through October 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at September 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company's debt coverage ratio was 1.02:1 at September 30, 2005, which was not in compliance with this Bank One covenant, as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through October 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at September 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $13.68 million and GMAC debt totaling $9.98 million, including debt recorded as long-term debt at September 30, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 71% of our total revenues for fiscal year 2004 and 63% of our total revenues in the nine months ended September 30, 2005, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                           2005             2004            2005            2004
                                        ------------    ------------    ------------    ------------
Numerator:

Net loss                                $     (1,128)   $       (229)   $       (678)   $        (26)
                                        ============    ============    ============    ============
Denominator:

   Denominator for basic earnings
       per share - weighted average
       shares........................     15,271,450      14,213,656      15,271,239      13,386,621

   Dilutive effect of options and
       warrants......................              -               -               -               -
                                        ------------    ------------    ------------    ------------

   Denominator for diluted
       earnings per share - weighted
       average shares................     15,271,450      14,213,656      15,271,239      13,386,621
                                        ============    ============    ============    ============

Basic and diluted earnings per share:   $      (0.07)   $      (0.02)   $      (0.04)   $          -
                                        ============    ============    ============    ============

The effect of options and warrants for periods in which we incurred a net loss have been excluded as they would be anti-dilutive. The dilutive effect of options and warrants excluded were 1,266,281 and 696,258 for the three months ended September 30, 2004 and the nine months ended September 30, 2004, respectively, and 254,628 and 292,825 for the three months and nine months ended September 30, 2005, respectively.

14. SUBSEQUENT EVENT

During October of 2005, certain of our Florida Security Segment and Car and Truck Wash Segment operations suffered property damages and business interruption losses from hurricane Wilma. We are still assessing the extent of damage to property which could be in the range of $60,000 to $80,000 which is below the Company's property insurance deductible of $100,000. Additionally, hurricane Wilma disrupted our Florida based security operation for approximately a week. It is too early to determine the impact of the hurricane disruption on Florida based security sales.

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

      REVENUE RECOGNITION AND DEFERRED REVENUE

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

Revenues from the Company's Security Segment are recognized when shipments are made. Shipping and handling charges billed are included in revenues; the cost of which is included in SG&A expenses.

      CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

      SHORT-TERM INVESTMENTS

At September 30, 2005, the Company had approximately $2.9 million invested in three funds. The Company may exit one of the fund at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business days notice. In the quarter ended September 30, 2005, the Company realized a total gain of $92,000. Additionally, an unrealized gain, net of tax, of approximately $86,000 is included in Accumulated Other Comprehensive Income (Loss) at September 30, 2005.

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

      ASSET IMPAIRMENT CHARGE

During the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

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

      SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid on all indebtedness was approximately $1.5 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. Income taxes paid were $91,000 in the nine months ended September 30, 2005 and $231,000 in the nine months ended September 30, 2004. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004.

                                  INTRODUCTION

REVENUES

      CAR AND TRUCK WASH SERVICES

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2005 for the Car and Truck Wash Segment were comprised of approximately 81% car wash and detailing, 8% lube and other automotive services, and 11% fuel and merchandise.

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

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues within the Car and Truck Wash Segment consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

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

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

Cash and cash equivalents were approximately $10.0 million at September 30, 2005. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders' equity, was 29.2% at September 30, 2005, and 30.5% at December 31, 2004.

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

As of September 30, 2005, we had working capital of approximately $16.9 million. At December 31, 2004, working capital was approximately $17.5 million.

During the nine month periods ending September 30, 2005 and 2004, we made capital expenditures of $867,000 and $739,000, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $300,000 for the remainder of the year ending December 31, 2005. The Company believes its current cash balance at September 30, 2005 of approximately $10.0 million and cash flow from operating activities will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2005, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $750,000 to $1.25 million. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2006 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital Expenditures for our Security Segment were $230,000 and $3.6 million for the nine month period ending September 30, 2005 and 2004, respectively. We spent approximately $4.9 million through June 30, 2004 in the initial development of our video surveillance systems operations in Ft. Lauderdale, Florida including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures in 2004 of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed with debt. We estimate capital expenditures for the Security Segment at approximately $150,000 for the remainder of 2005, principally related to hurricane damage work at a Florida property and facility improvements and equipment for our Farmers Branch, Texas and Ft. Lauderdale, Florida operations.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2005 and in years subsequent to 2005. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At September 30, 2005, we maintained an unused $500,000 revolving credit facility with Bank One to provide financing for additional video surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at September 30, 2005, the full amount of the revolving credit facility is currently available. The amount of capital that we will spend in 2005 and in years subsequent to 2005 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash balance of approximately $10.0 million at September 30, 2005 and the revolving credit facility will provide for growth in 2006. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended September 30, 2005 we were in default on certain of our debt covenants. We obtained waivers through October 1, 2006 from the lenders. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

      DEBT CAPITALIZATION AND OTHER FINANCING ARRANGEMENTS

At September 30, 2005, we had borrowings, including capital lease obligations, of approximately $27.2 million. We had three letters of credit outstanding at September 30, 2005, totaling $1.1 million as collateral relating to workers' compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2005. The Company also maintains a $600,000 line of credit for commerical letters of credit for the importation of inventory. There were no outstanding commerical letters of credit under this commitment at September 30, 2005.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At September 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.01:1 at September 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at September 30, 2005, and for measurement periods through October 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at September 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company's debt coverage ratio was 1.02:1 at September 30, 2005, which was not in compliance with this Bank One covenant, as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through October 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at September 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to
1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold two unprofitable or marginally profitable car wash facilities in 2004 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows. The Company's ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Bank One covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Bank One debt currently totaling $13.68 million and GMAC debt currently totaling $9.98 million, including debt recorded as long-term debt at September 30, 2005, would become payable on demand by the financial institution upon expiration of the current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2005 (in thousands):

                                                Payments Due By Period
                                    --------------------------------------------------
                                                        Two to    Four to
                                             Less than   Three     Five      More Than
Contractual Obligations (1)          Total   One Year    Years     Years    Five Years
-----------------------             -------  ---------  -------   -------   ----------
Long-term debt (2)                  $27,103   $ 2,082   $ 8,150   $10,299     $ 6,572

Capital leases (2)                      102        58        44         -           -

Minimum operating lease  payments     3,448       863     1,231       543         811
                                    -------   -------   -------   -------     -------
                                    $30,653   $ 3,003   $ 9,425   $10,842     $ 7,383
                                    =======   =======   =======   =======     =======

                                                Amounts Expiring Per Period
                                    --------------------------------------------------
                                                        Two to    Four to
                                             Less than   Three     Five      More Than
Other Commercial Commitments         Total   One Year    Years     Years    Five Years
----------------------------        -------  ---------  -------   -------   ----------
Line of credit  (3)                  $    -   $     -     $ -       $ -         $-

Standby letters of credit  (4)        1,078     1,078       -         -          -
                                     ------   -------     ---       ---         --
                                     $1,078   $ 1,078     $ -       $ -         $-
                                     ======   =======     ===       ===         ==


(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $2.0 million.

(3) The Company maintains a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the Company's line of credit at September 30, 2005.

(4) Outstanding letters of credit of $1,078,000 represent collateral for workers' compensation policies. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2005.

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

      CASH FLOWS

Operating Activities. Net cash provided by operating activities totaled $394,000 for the nine months ended September 30, 2005. Cash provided by operating activities in 2005 was primarily due to positive operating results, exclusive of two non-cash asset impairment charges, and an increase in accrued expenses, partially offset by a reduction in accounts payable and growth in inventory as the Company experiences growth in the Security Segment. Net cash provided by operating activities totaled approximately $1.6 million for the nine months ended September 30, 2004. Cash provided by operating activities in 2004 was primarily due to an increase in accrued expenses and accounts payable offset by growth in inventory and accounts receivable as a result of acquiring IVS and S&M of July 1, 2004.

Investing Activities. Cash used in investing activities totaled approximately $2.9 million for the nine months ended September 30, 2005, which includes the purchase of short-term investments of $2.6 million, capital expenditures of $717,000 related to ongoing car care operations and $225,000 for the Security Segment partially offset by proceeds of $687,000 from the sale of two unused warehouse bays in Florida. Cash used in investing activities totaled approximately $7.0 million for the nine months ended September 30, 2004, which includes $5.6 million for the acquisition of IVS and S&M, $739,000 for capital expenditures relating to ongoing car care operations and $1.3 million for the Security Segment.

Financing Activities. Cash used in financing activities was approximately $2.0 million for the nine months ended September 30, 2005, which includes routine principal payments on debt of $1.7 million and payoff of $338,000 of debt utilizing proceeds from the previously mentioned sale of a warehouse bay. Cash provided by financing activities was $13.9 million for the nine months ended September 30, 2004, which includes $6.9 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from the removal of restrictions on shares, partially offset by routine principal payments on debt of $1.9 million.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ------------------
                                                 2005        2004
                                                 -----       ------
Revenues                                         100.0%      100.0%
Cost of revenues                                  73.0        73.0
Selling, general and administrative expenses      21.2        20.6
Depreciation and amortization                      3.4         3.7
Asset impairment charge                            1.9           -
                                                 -----       -----
Operating income                                   0.5         2.7
Interest expense, net                             (2.6)       (3.3)
Other income                                       0.6         0.5
                                                 -----       -----
Loss before income taxes                          (1.5)       (0.1)
Income tax benefit                                (0.2)          -
                                                 -----       -----
Net loss                                          (1.3)%      (0.1)%
                                                 =====       =====

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the nine months ended September 30, 2005 were $32.4 million as compared to $31.2 million for the nine months ended September 30, 2004, an increase of $1.2 million or 3.8%. This increase was primarily attributable to an increase in car wash and detail services. Of the $32.4 million of revenues for the nine months ended September 30, 2005, $26.2 million or 81% was generated from car and truck wash and detailing, $2.5 million or 8% from lube and other automotive services, and $3.6 million or 11% from fuel and merchandise sales. Of the $31.2 million of revenues for the nine months ended September 30, 2004, $25.4 million or 81% was generated from car and truck wash and detailing, $2.7 million or 9% from lube and other automotive services, and $3.1 million or 10% from fuel and merchandise sales. The increase in car and truck wash and detail revenues was principally due to an increase in consumer spending and an improvement in weather trends in the second quarter in most of the Company's markets, partially offset by the divesting of two of our car wash locations in the first half of 2004. Overall car wash volumes increased 4.3% in the first nine months of 2005 as compared to the same period 2004, net of a 1.4% reduction from the closing or divesting of the two car wash locations noted above. In addition to this increase in volume, the Company experienced an increase in average car wash and detailing revenue per car to $15.20 in the first nine months of 2005, from $15.07 in the same period in 2004. This increase in average car wash and detailing revenue per car was the result of management's continued focus on aggressively selling detailing and additional on-line car wash services. This increase was partially offset by a $350,000 decrease in truck wash revenue. The increase in fuel and merchandise revenues is primarily the result of an increase in the price of fuel and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes and revenues to continue at historic levels consistent with weather patterns.

      SECURITY

Revenues within the Security Segment were approximately $19.3 million and $10.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in revenues within the Security Segment was due principally to internal growth in sales to security system installers, approximately $0.6 million of sales growth within the Company's personal defense products operations, and $5.7 million increase in sales by IVS and S&M, which we acquired in July of 2004 and, therefore, only contributed revenues for three months of the nine months ended September 30, 2004. Management expects revenues to increase in the electronic surveillance systems areas where the Company is expanding its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the nine months ended September 30, 2005 were $24.1 million, or 74% of revenues, with car and truck washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the nine months ended September 30, 2004 were $23.0 million, or 74% of revenues, with car and truck washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues.

      SECURITY

During the nine months ended September 30, 2005 cost of revenues were $13.7 million or 71% of revenues as compared to $7.7 million or 71% of revenues for the nine months ended September 30, 2004. The increase in cost of revenue in 2005 is principally due to growth in sales of advanced imaging components and video equipment sold by IVS, increased sales of monitors, and a increase in sales to distributors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $11.0 million compared to $8.6 million for the same period in 2004. SG&A expenses as a percent of revenues were 21.2% for the nine months ended September 30, 2005 as compared to 20.6% in the same period in 2004. The increase in SG&A costs is primarily the result of the growth in the Security Segment which added an additional $2.0 million of SG&A costs in 2005. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff was added to handle planned growth. Corporate SG&A costs also increased approximately $234,000 principally related to increased insurance costs, increased auditing and consulting fees related to preparation for the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and increased corporate salaries. Management expects SG&A costs to increase in the future as the Company expands its Security operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $1.8 million for the nine months ended September 30, 2005 as compared to $1.5 million for the same period in 2004.

ASSET IMPAIRMENT CHARGE

During the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the nine months ended September 30, 2005 was $1.3 million compared to $1.4 million for the nine months ended September 30, 2004.

OTHER INCOME

Other income for the nine months ended September 30, 2005 was $316,000 compared to $202,000 for the nine months ended September 30, 2004. The increase in other income for 2005 is principally due to a gain on short term investments of $147,000.

INCOME TAXES

The Company recorded tax benefits of $96,000 and $15,000 for the nine months ended September 30, 2005 and 2004, respectively. Tax benefit reflects the recording of income taxes at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. Additionally, the income tax benefit for the nine months ended September 30, 2005 was reduced by a $182,000 write-off of deferred tax assets of one of the Company's subsidiaries generated from net operating loss carryforwards in certain states in which the subsidiary operates. It is management's belief that it is unlikely that the benefit from these net operating loss carryforwards will be realized

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

      CAR AND TRUCK WASH SERVICES

Revenues for the three months ended September 30, 2005 were $10.4 million as compared to $9.8 million for the three months ended September 30, 2004, an increase of $0.6 million or 5.7%. This increase was primarily attributable to an increase in car wash and detail services. Of the $10.4 million of revenues for the three months ended September 30, 2005, $8.1 million or 79% was generated from car and truck wash and detailing, $0.9 million or 8% from lube and other automotive services, and $1.4 million or 13% from fuel and merchandise sales. Of the $9.8 million of revenues for the three months ended September 30, 2004, $7.9 million or 81% was generated from car and truck wash and detailing, $0.9 million or 9% from lube and other automotive services, and $1.0 million or 10% from fuel and merchandise sales. The increase in car wash and detail revenues was principally due to an increase in consumer spending and an improvement in weather trends in most of the Company's markets. Overall, car wash volumes increased 4.4% in the third quarter of 2005 as compared to the third quarter of 2004. The Company also experienced a slight increase in average car wash and detailing revenue per car to $15.69 in the third quarter of 2005, from $15.59 in the same period in 2004. This increase was partially offset by a $128,000 decrease in truck wash revenue. The increase in fuel and merchandise revenues is primarily the result of an increase in the price of fuel and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes and revenues to continue at historic levels consistent with weather pattern.

      SECURITY

Revenues within the Security Segment were approximately $5.7 million and $6.9 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in revenues within the Security Segment was due principally to a decrease in electronic surveillance equipment sales to retail distributors and sales within our consumer based call center. This decrease in sales was partially offset by growth in sales of our professional line of electronic surveillance equipment to dealers and installers and growth in sales of our less-than-lethal defense spray products. Management expects revenues to increase in the electronic surveillance systems areas where the Company is expanding its sales staff and marketing efforts.

COST OF REVENUES

      CAR AND TRUCK WASH SERVICES

Cost of revenues for the three months ended September 30, 2005 were $8.1 million, or 78% of revenues, with car and truck washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended September 30, 2004 were $7.3 million, or 75% of revenues, with car and truck washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. The Company experienced a decrease in car and truck wash and detailing operating margins in the September 2005 quarter, as compared to the same period in 2004, largely due to an increase in certain direct operating expenses, including an increase in car wash labor costs as a percent of revenues from 50.6% in 2004 to 52.5% in 2005.

      SECURITY

During the three months ended September 30, 2005 cost of revenues were $4.0 million or 70% of revenues as compared to $5.2 million or 75% of revenues for the three months ended September 30, 2004. The decrease in costs as a percent of revenues in 2005 is principally due a decrease in sales of advanced imaging components and video equipment sold by Industrial Vision Source and a decrease in sales to retail distributors, both of which have gross profit margins typically lower than other security products, combined with an improvement in gross profits margins related to sales of electronic surveillance security products to installers and dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $3.6 million. SG&A expenses as a percent of revenues were 22.3% for the three months ended September 30, 2005 as compared to 21.7% in the third quarter of 2004. The increase in SG&A costs as a percent of sales is primarily the result of the reduction in Security Segment sales in 2005. Management expects SG&A costs to increase in the future as the Company expands its Security operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $590,000 for the three months ended September 30, 2005 as compared to $539,000 for the same period in 2004.

ASSET IMPAIRMENT CHARGE

During the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

INTEREST EXPENSE, NET

Interest expense, net of interest income, for the three months ended September 30, 2005 was $441,000 compared to $447,000 for the three months ended September 30, 2004.

OTHER INCOME

Other income for the three months ended September 30, 2005 was $104,000 compared to $91,000 for the three months ended September 30, 2004. The increase in other income for 2005 is principally due to a gain on short-term investments of $92,000, and a $59,000 gain on the sale of a warehouse bay in Florida, partially offset by a $100,000 write down of certain property, equipment, and inventory as a result of damage from hurricane Katrina at one of our Florida properties.

INCOME TAXES

The Company recorded tax benefits of $350,000 and $129,000 for the three months ended September 30, 2005 and 2004, respectively. Tax benefit reflects the recording of income taxes at an effective rate of approximately 36% in both 2005 and 2004. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. Additionally, the income tax benefit for the three months ended September 30, 2005 was reduced by a $182,000 write-off of deferred tax assets of one of the Company's subsidiaries generated from net operating loss carryforwards in certain states in which the subsidiary operates. It is management's belief that it is unlikely that the benefit from these net operating loss carryforwards will be realized

                                  RISK FACTORS

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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NEED TO SUBSTANTIALLY REDUCE THE SCALE OF OUR OPERATIONS AND CURTAIL OUR BUSINESS PLAN.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $16.9 million as of September 30, 2005, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

IF WE VIOLATE THE FINANCIAL COVENANTS WITH OUR LENDERS, OUR BORROWINGS MAY BE ACCELERATED.

Our bank debt borrowings as of September 30, 2005 were $27.2 million substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $2.1 million is classified as current as it is due in less than 12 months from September 30, 2005. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. ("GMAC") in the amount of $9.98 million, $9.04 million of which was classified as non-current debt at September 30, 2005, and secured notes payable to Bank One, Texas, N.A. ("Bank One") in the amount of $13.68 million, $12.72 million of which was classified as non-current debt at September 30, 2005. The GMAC and Bank One agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Bank One agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages. At September 30, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company's debt coverage ratio related to the GMAC notes payable was 1.01:1 at September 30, 2005. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at September 30, 2005, and for measurement periods through October 1, 2006 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our consolidated financial statements at September 30, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Bank One term loan agreements effective March 31, 2004. The amended debt coverage ratio with Bank One requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company's debt coverage ratio related to the Bank One term loan agreement was 1.02:1 at September 30, 2005, which was not in compliance with this Bank One covenant, as amended. The Company received a waiver of acceleration with respect to this debt coverage ratio from Bank One through October 1, 2006 and, accordingly, a portion of the Bank One notes payable was reflected as non-current on our consolidated financial statements at September 30, 2005. The Bank One amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Bank One notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Bank One or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Bank One debt totaling $13.68 million and GMAC debt totaling $9.98 million, including debt recorded as long-term debt at September 30, 2005, could become due and payable on demand, and Bank One and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 71% of our total revenues for fiscal year 2004 and 63% of our total revenues in the nine months ended September 30, 2005, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

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

IF OUR INSURANCE IS INADEQUATE, WE COULD FACE SIGNIFICANT LOSSES.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers' compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company's insurance program, including auto, general liability, and workers' compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers' compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted "loss fund" account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $973,000 at September 30, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company's tracking of claims and the insurance company's reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

IF PEOPLE ARE INJURED BY OUR CONSUMER SAFETY PRODUCTS, WE COULD BE HELD LIABLE AND FACE DAMAGE AWARDS.

We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems, if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increase, we could be subject to additional product liability claims. We have a $25,000 deductible on our insurance policy, meaning that all such lawsuits, even unsuccessful ones, and ones covered by insurance, cost the Company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

IF WE LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET, OUR STOCK WILL BECOME SIGNIFICANTLY LESS LIQUID AND ITS VALUE MAY BE AFFECTED.

Our common stock is listed on the NASDAQ National Market with a bid price of $2.65 at the close of the market on November 7, 2005. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the NASDAQ National Market. Upon delisting from the NASDAQ National Market, our stock would be traded on the NASDAQ SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the NASDAQ National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the NASDAQ SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the NASDAQ SmallCap Market. Upon delisting from the NASDAQ SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ National Market or the NASDAQ SmallCap Market (together "NASDAQ-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than NASDAQ-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

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

THERE ARE ADDITIONAL RISKS SET FORTH IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. In addition to the risk factors set forth above, you should review the financial statements and exhibits included in our other filings with the Securities and Exchange Commission. Such documents may contain, in certain instances and from time to time, additional and supplemental information relating to the risks set forth above and/or additional risks to be considered by you, including, without limitation, information relating to losses experienced by us in certain historical periods, working capital deficits at particular dates, information relating to pending and recently completed acquisitions by us, and estimates at various times of our potential liabilities for compliance with environmental laws or in connection with pending litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2004 as reported on our Form 10-K for the year ended December 31, 2004.

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at September 30, 2005 and would have had the impact of increasing interest expense by approximately $163,000 for the twelve months ended September 30, 2005.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of our variable rate debt. The variable rate debt floats at prime plus .25% (7% at September 30, 2005). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at a cap rate of 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of Accumulated Other Comprehensive Income (Loss) and is classified into earnings in the earlier of
(i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At September 30, 2005 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $119,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective September 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 6 Commitments and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our equity security repurchases during the three months ended September 30, 2005:

                                                                                            APPROXIMATE
                                                                    TOTAL NUMBER OF       DOLLAR VALUE OF
                                                                    SHARES PURCHASED      SHARES THAT MAY
                                                                   AS PART OF PUBLICLY    YET BE PURCHASED
                               TOTAL NUMBER OF    AVERAGE PRICE      ANNOUNCED PLANS     UNDER THE PLANS OR
         PERIOD                SHARES PURCHASED   PAID PER SHARE      OR PROGRAMS           PROGRAMS (1)
----------------------------   ----------------   --------------   -------------------   ------------------
July 1 to July  31, 2005                -                 -                  -               $ 3,000,000

August 1 to August 31, 2005             -                 -                  -               $ 3,000,000

September 1 to September 30,
2005                                    -                 -                  -               $ 3,000,000
                                   ------            ------             ------
                      Total             -                 -                  -
                                   ======            ======             ======

(1) On July 29, 2004, the Company's Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of September 30, 2005, no shares had been repurchased under the program.

ITEM  6. EXHIBITS

      (a)   Exhibits:

            10.1  Amended Audit Committee Charter dated November 3, 2005.

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

      MACE SECURITY INTERNATIONAL, INC.

      BY: /s/  Louis D. Paolino, Jr.
          ------------------------------
          Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

      BY: /s/  Gregory M. Krzemien
          ------------------------------
          Gregory M. Krzemien, Chief Financial Officer

      BY: /s/  Ronald R. Pirollo
          ------------------------------
          Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE:   November 9, 2005

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       --------------------------------------------------------------
10.1              AMENDED Audit Committee Charter dated November 3, 2005.

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