Form 10-K
period 2005-12-31
MACE SECURITY INTERNATIONAL INC
filed 2006-07-14
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005  Commission File No. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0311630 (I.R.S. Employer Identification No.)

1000 Crawford Place, Suite 400, Mt. Laurel, NJ (Address of Principal Executive Offices)	08054 (Zip Code)

Registrant's Telephone Number, Including Area Code: (856) 778-2300

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $31,956,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2005, and (b) each stockholder that had informed Registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2005.

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of June 13, 2006 was 15,275,382.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2005

PART I
ITEM 1. BUSINESS

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

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. Our primary focus in the Security Segment is electronic surveillance products and components that we purchase from Asian manufacturers who design equipment to our requirements. We sell the electronic surveillance products and components primarily to installing dealers, system integrators and end users. Other products in our Security Segment are less-than-lethal defense sprays and other security devices such as biometric locks, monitors and high-end digital and fiber optic cameras. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, a call center and mass merchants. Prior to 2002, this segment’s main business was primarily the production and sale of less-than-lethal defense sprays.

We currently own and operate 48 car washes. We own, but do not operate, five truck washes. The truck washes are leased to a third party, pursuant to a lease under which we are paid $9,000 per month.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission, can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Car and Truck Wash Segment. The Company, through its subsidiaries, owns and operates 48 car washes. We operate 11 car wash locations in the region surrounding Philadelphia, Pennsylvania, which are located in New Jersey, Pennsylvania and Delaware. We also operate six car wash locations in or near the Sarasota, Florida area, 12 car wash locations in the Phoenix, Arizona area, and 19 car wash locations in Texas. Except for seven of the Philadelphia area car washes, which provide only exterior washing, and one Texas location, which is a self-serve wash and lube facility, the rest of our locations are full service car washes. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass. In addition, we own five truck washes located in Arizona, Indiana, Ohio and Texas. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. Within the next two years, Eagle is obligated under the agreement to purchase the truck washes and be delivered title to the assets for $1.2 million, consideration consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (offered at 40 locations), oil and lubrication services (offered at 11 locations), gasoline dispensing services (offered at 18 locations), state inspection services (offered at six locations), convenience store sales (offered at one location), and merchandise sales (offered at 40 locations). The Car and Truck Wash Segment provided 63.5%, 71.1% and 88.6% of our revenues in fiscal years 2005, 2004 and 2003, respectively. (See Note 19, to the consolidated financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States. For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 32.

Security Segment. The Security Segment offers a wide variety of security related products. Among the items offered, are electronic surveillance products, including analog, digital and IP cameras, digital video recorders, display units (monitors), matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets. Other products offered are defense sprays, personal alarms, biometric locks, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard® product line of child proof security locks, security literature for the domestic and foreign financial community, a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos, crisis response materials and a tear gas system used in prisons.

Our electronic surveillance products and system component requirements are established by our operating and marketing staffs in Ft. Lauderdale, Florida and manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida. Our defense sprays are manufactured by us in our Bennington, Vermont facility. The KinderGard® product line is manufactured by a third party utilizing molds primarily owned by the Company. Our defense sprays and the KinderGard® product line are packaged, warehoused, and shipped from our Vermont facility.

Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, exhibitions at national trade shows and a call center. We also sell our products by the use of independent sales representatives and distributors, exhibitions at national trade shows and advertisements in trade publications.

The Security Segment provided 36.5%, 28.9%, and 11.4% of our revenues in fiscal years 2005, 2004, and 2003, respectively. (See Note 19, Segment Reporting, to the consolidated financial statements accompanying this report.)

BUSINESS STRATEGIES

Car and Truck Wash Segment.

Internal Growth. Our strategy is to maintain and increase our sales in our current markets by providing superior service and through our existing marketing efforts. To maintain and increase market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely uses car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process. We believe that by developing a strong brand reputation, known for consistent quality and safe, dependable service across locations, we can increase consumer participation rates and generate internal growth from existing locations. Our pricing policy is to selectively implement increases when competitive market conditions allow increases.

Operating Efficiency. We have reduced the total operating expenses of our businesses by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals, supplies and parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance and communications. We train our operating personnel to emphasize customer service, labor efficiency, safe operations, and sales of add-on and ancillary services.

Acquisitions and Divestitures. We acquired our car and truck washes between May 1999 and December 2000. We did not acquire any car or truck washes since December 2000.  During 2005 we sold one car wash and leased the five truck washes under an agreement that obligates the lessee to purchase the truck washes by December 31, 2007. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages.

On December 9, 2004, we announced that we engaged Legg Mason Wood Walker, Incorporated for the purpose of identifying potential purchasers for of all of our car and truck washes. We currently own and operate 48 car washes. Stifel, Nicolause & Company, Incorporated, the successor of Legg Mason Wood Walker, Incorporated, continues to advise us on potential sales of car washes. We are considering offers for our car washes and evaluate offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide significant capital for the growth of our Security Segment. We seek to grow the Security Segment through acquisitions, new product development and new market penetration. On February 28, 2006, we entered into an agreement with CW Acquisition, LLC to sell our 12 Phoenix, Arizona area car washes. The sale price is $19.5 million. We expect the transaction to close by July 31, 2006. On June 16, 2006, we completed the sale of our car wash located in Deptford, New Jersey for a sale price of $1,025,000. Additionally, we have received other offers from other parties for either all of our remaining car washes or for individual regions or car washes. We have not accepted any of the other offers as the Company did not believe the offers were for sufficient consideration. There can be no assurances that the transaction with CW Acquisition, LLC will close or that any other transactions will occur.

Security Segment.

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products. For the year ended December 31, 2005, revenues from the Security Segment were $24.9 million. The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $380,000 of revenue in 2002 to $2.8 million in 2003, $14.0 million in 2004 and $21.8 million in 2005. Growth has been principally achieved through acquiring businesses and through internal growth through development of advanced product offerings, as well as expanded advertising and marketing efforts in 2004 and 2005.

For the five years prior to July 14, 2003, the Company was prohibited from selling defense sprays to the law enforcement market, under a non-competition agreement with Armor Holdings, Inc. We are now selling our defense sprays in the law enforcement market under the brand name of TakeDown®. We believe that the total consumer defense spray market is approximately $10 million to $12 million in annual revenues and that the law enforcement market is approximately $3 million in annual revenues. Our newly developed Pepper Gel has increased sales in Law Enforcement and Consumer markets. Pepper Gel has a patent pending in the US Patent office and internationally through the patent co-operation treaty (PCT).

Operating Agreements and Acquisitions.  On August 12, 2002, the video systems and system component products were added to the Security Segment when we acquired certain of the assets and operations of Micro-Tech, Inc., a manufacturer and retailer of video security and surveillance devices. Plasma and video monitors were added to the Security Segment on September 26, 2003 when we acquired certain assets and the operations of Vernex, Inc., a manufacturer and retailer of plasma and CRT video monitors. We added a line of high-end digital and fiber optic cameras, Industrial Vision Source (“IVS”), and a line of consumer “do it yourself” video surveillance systems, SecurityandMore (“S&M”), on July 1, 2004, when we acquired the two businesses from American Building Control, Inc. On November 23, 2005 we acquired the inventory and customer accounts of Securetek, Inc. which specializes in the sale of electronic video surveillance system components to security alarm dealers and installers. The acquired business was relocated and integrated into our existing security operation in Ft. Lauderdale, Florida.

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

MARKETING

Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct mail marketing programs and radio and television advertisements. We spend 2% to 3% of regional revenue on regional advertising campaigns. We have a diverse customer base, with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2005. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Security Segment. Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, exhibitions at national trade shows and a call center. Our other products are sold through direct marketing, the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

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

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2005. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

Car and Truck Wash Segment. We do not manufacture any of the car or truck wash equipment and supplies which we use. There are numerous suppliers of the equipment and supplies required by our car and truck wash operations.

Security Segment. Our electronic surveillance products and system component requirements are established at our Ft. Lauderdale, Florida facility but are manufactured principally in Korea, China, and other foreign countries, by original equipment manufacturers (“OEM”). The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale, to our warehouses in Ft Lauderdale, Florida and Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard®, a product line of child-proof locks, MaceCash™, a dye pack system, and TG Guard®, an electronic tear gas security system, are primarily manufactured by unrelated companies and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms.

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

Security Segment. Our video systems and components face competition from many larger companies such as Sony, Panasonic, and others. A number of these competitors have significantly greater financial, marketing, and other resources than us. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

Domestically, there continues to be a number of companies marketing defense sprays to civilian consumers. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations. This segment experienced increased sales in 2005 attributable to improved marketing as well as an increase in demand for Pepper Gel.

TRADEMARKS AND PATENTS

Car and Truck Wash Business. We own a registered service mark for Super Bright®. We have selected Super Bright® as our brand name for regions in which we do not have a well recognized name. During 2002, we upgraded the signage and appearance of many of our car wash facilities while branding certain of our Pennsylvania, New Jersey, San Antonio, Texas and Lubbock, Texas locations as Super Bright®. We operate our car washes in other geographic regions under locally recognizable names such as Eager Beaver Car Wash, Genie Car Wash, Colonial Car Wash, and Weiss Guys Car Wash.

Security Segment. We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. We subsequently purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case®, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We have a patent pending and filed two trademark applications for a new less-than-lethal product called Pepper Gel™ in the law enforcement market and Mace Gel™ in the civilian market. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit.

In July 1998, in connection with the sale of our Law Enforcement Division, we transferred our Mace® brand trademark and all related trademarks, and a patent (No. 5,348,193) to our wholly-owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99 year license to use the Mace® brand, certain other such trademarks and the patents in the law enforcement market only.

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Window Jammer™, Sonic Alert™, Safety Flasher™, Sport Strobe™, Window Alert™, Motion Alert™, Emergency Whistle™, Auto Alert™, Screecher ®, Peppergard®, Slam®, Mace (Mexico)®, Viper® defense spray, KinderGard®, TG Guard® and TakeDown®.

With the 2004 acquisition of S&M and IVS, we obtained the following trademarks used in our Security Segment: SecurityandMore®, SecurityandMore.com®, Industrial Vision Source®, Security Outsourcing Solutions™, Observision®, ProtectItNow!®, Easy Watch®, Focus Vision 4 Observation System (Stylized)® and SmartChoice®.

The Company has expanded the Mace® trademark to cover new electronic surveillance products.

We believe these Mace related trademarks provide us with a competitive advantage.

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

Security Segment. The distribution, sale, ownership, and use of consumer defense sprays are legal in some form in all fifty states and the District of Columbia. However, in some states sales to minors are prohibited and in several states (MA, MI, NY and WI, for example) sales are highly regulated. Among the typical regulations are the following, which list is not all inclusive: Massachusetts requires both the seller and possessor to be licensed; Michigan does not allow the sale of combinations of tear gas and pepper sprays; and New York requires sellers to be licensed firearms dealers or pharmacists. There are often restrictions on sizes, labeling and packaging that may vary from state to state. We have been able to sell our defense sprays consistent with the requirements of state laws. We believe we are in material compliance with all federal, state, and local laws that affect our defense spray business. There can be no assurance, however, that broader or more severe restrictions will not be enacted that would have an adverse impact on the sale of defense sprays.

RESEARCH AND DEVELOPMENT

Car and Truck Wash Segment. There are no research and development expenditures within the Car and Truck Wash Segment.

Security Segment. Our staff in our Ft. Lauderdale, Florida facility determines the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2005, 2004 or 2003.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate but no earlier then the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $973,000 at December 31, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

All of our car and truck wash businesses are conducted in the United States. Approximately 6%, (or $1.5 million), 4% (or $673,000), and 4% (or $246,000) of the 2005, 2004 and 2003 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Our Electronic Surveillance products are manufactured in Korea, China, and other foreign countries. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of June 16, 2006, we had approximately 1,428 employees, of which approximately 1,316 were employed in the Car Wash Segment, 90 employed in the Security Segment, 18 in corporate clerical and administrative positions, and four in executive management. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we do not raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $14.9 million as of December 31, 2005, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital declined by $2.9 million from December 31, 2004 to December 31, 2005. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

Our bank debt borrowings as of December 31, 2005 were $26.7 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $2.2 million is classified as current as it is due in less than 12 months from December 31, 2005. Our two most significant borrowings are secured notes payable to General Motors Acceptance Corp. (“GMAC”) in the amount of $9.7 million, $8.8 million of which was classified as non-current debt at December 31, 2005, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $13.4 million, $12.4 million of which was classified as non-current debt at December 31, 2005. The GMAC and Chase agreements contain affirmative and negative covenants, including financial reporting requirements, the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and the maintenance of certain debt coverage ratios on a consolidated level. The Chase agreement is our only debt agreement that contains an express prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages. At December 31, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company’s debt coverage ratio related to the GMAC notes payable was 1.07:1 at December 31, 2005. Additionally, the Mace guaranty agreement with GMAC requires the Company to provide GMAC audited, reviewed or compiled financial statements by the Company’s independent certified public accountants within 90 days of the Company’s fiscal year end. The Company was not able to timely provide the required year end audited financial statements. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant and delinquency in providing the Company’s year end audited financial statements at December 31, 2005, and for measurement periods through April 1, 2007 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our consolidated financial statements at December 31, 2005. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio related to the Chase term loan agreement was 1.09:1 at December 31, 2005, which was in compliance with this Chase covenant, as amended. The amended Chase term loan agreement also limits annual capital expenditures to $1.0 million and requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end, as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the first quarter Form 10-Q. The Company incurred capital expenditures of $1.4 million in 2005 and, accordingly, was not in compliance with this Chase covenant. The Company received a waiver of acceleration from Chase at December 31, 2005 and for measurement periods through January 1, 2007 related to exceeding the annual capital expenditure limit and the untimely financial statement filings at December 31, 2005 and for measurement periods through January 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at December 31, 2005. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Chase and GMAC covenants and need to seek additional waivers or amendments.

If we default on any of the Chase or GMAC covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $13.4 million and GMAC debt totaling $9.7 million, including debt recorded as long-term debt at December 31, 2005, could become due and payable on demand, and Chase and/or GMAC could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised approximately 71% and 64% of our total revenues for fiscal year 2004 and 2005, respectively, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

For the year ended December 31, 2005, we reported a net loss although our business as a whole generated positive cash flow from operations. The majority of the reported losses in recent years related to non-cash impairment charges of intangible assets. Under Statement of Financial Accounting Standards (“SFAS”) 142, which became effective on January 1, 2002, we no longer amortize goodwill and certain intangible assets determined to have indefinite useful lives. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity.

If we lose the services of our executive officers, our business may suffer.

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement. The primary term of the employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Mr. Kramer is the chief operating officer of our Car and Truck Wash Segment, and our general counsel and secretary; Mr. Krzemien is our chief financial officer and treasurer; and Mr. Pirollo is our chief accounting officer and corporate controller. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis, under the provisions of their employment agreements. Mr. Pirollo is working on an at will basis under the provisions of his employment contract. Without long term employment contracts, we may lose the services of any one or more of Messrs. Kramer, Krzemien and Pirollo, each of whom has been involved in our management for several years and would be difficult to replace. In addition, we do not maintain key-man life insurance policies on our executive officers.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $973,000 at December 31, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risks Related to our Security Segment

If we are not able to operate our Electronic Surveillance Products Division effectively, our business will suffer.

In 2002, we expanded our Security Segment by adding electronic surveillance products and components. We are incurring expenses to develop and further expand these products. There are numerous risks associated with expanding our video surveillance systems and components that may prevent us from operating the Security Segment profitably, including, among others: risks associated with products which do not function properly; risks associated with unanticipated liabilities of the acquired companies; risks inherent with our management having limited experience in the electronic surveillance product market; risks relating to the size and number of competitors in the video system and component product market, many of whom may be more experienced or better financed; risks associated with the costs of entering into new markets and expansion of product lines in existing markets; risks associated with rapidly evolving technology and having inventory become obsolete; risks associated with purchasing inventory before having orders for that inventory; risks attendant to locating and maintaining reliable sources of OEM products and component supplies in the electronic surveillance industry; risks related to retaining key employees involved in future technology development and communications with OEM suppliers; and risks associated with developing and introducing new products in order to maintain competitiveness in a rapidly changing marketplace. If we are not able to operate our electronic surveillance products division effectively, our operating and financial results could be adversely impacted.

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

The Mace registered name and trademark is important to our security business. If we do not defend the Mace name or allow it to fall into common usage, our security segment business could be adversely affected.

If our original equipment manufacturers fail to adequately supply our products, our security products sales may suffer.

Our electronic surveillance products are manufactured on an OEM basis. Reliance upon OEMs, as well as industry supply conditions, generally involves several risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

If people are injured by our consumer safety products, we could be held liable and face damage awards.

We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems, if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increase, we could be subject to additional product liability claims. We have a $25,000 deductible on our consumer safety products insurance policy, meaning that all such lawsuits, even unsuccessful ones and ones covered by insurance, cost the Company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

Risks Related to our Car and Truck Wash Segment

We face a criminal investigation regarding the hiring of undocumented workers at our car washes that could result in fines and penalties.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is investigating the Company for the alleged hiring of undocumented workers at the Company’s car washes. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, the Special Counsel began to receive for review some additional and previously requested but unavailable documents and information. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which states that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings.

There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotitations with governmental authorities to resolve these outstanding issues.

Our car wash work force may expose us to claims that might adversely affect our business, financial condition and results of operations; our insurance coverage may not cover all of our potential liability.

We employ a large number of workers that perform manual labor at the car washes we own. Many of the workers are paid at or slightly above minimum wage. Also, a large percentage of our car wash work force is composed of employees that have been employed by us for relatively short periods of time. This work force is constantly turning over. Our work force may subject us to financial claims in a variety of ways, such as:

•	claims by customers that employees damaged automobiles in our custody;

•	claims related to theft by employees;

•	claims by customers that our employees harassed or physically harmed them;

•	claims related to the inadvertent hiring of undocumented workers;

•	claims for payment of workers’ compensation claims and other similar claims; and

•	claims for violations of wage and hour requirements.

We may incur fines and other losses or negative publicity with respect to these claims. In addition, some or all of these claims may rise to litigation, which could be costly and time consuming to our management team, and could have negative impact on our business. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

If consumer demand for our car wash service drops, our business will suffer.

More than fifty percent of our revenues are derived from our Car and Truck Wash Segment. As such, our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. Also, seasonal trends in some areas affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. If there is a drop in consumer demand, our financial condition and results of operations will be adversely impacted.

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

Our car wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer.

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

Many of our car washes have older equipment that requires frequent repair or replacement. Although we undertake to keep our car washing equipment in proper operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable or malfunction resulting in a loss of revenue, damage to vehicles and poorly washed vehicles.

Risk Related to the Sale of our Car and Truck Wash Segment

If we sell our Car and Truck Wash Segment, our revenues will decrease and our business may suffer.

Stifel, Nicolaus & Company, Incorporated is advising us on the possible sale of our car washes. On February 28, 2006, we entered into an agreement with C.W. Acquisition, LLC to sell our 12 Phoenix, Arizona car washes for $19.5 million. We can offer no assurances that we will be able to locate additional potential buyers for our remaining car washes or that we will be able to consummate any further sales to potential buyers we do locate. If the transaction with C.W. Acquisition, LLC is completed, the revenues within our car and truck wash segment will decrease. In addition if we are able to sell our remaining car washes, our total revenues will decrease and our business will become reliant on the success of our Security Segment. Our Security Segment faces significant risks as set forth herein and may impact our ability to generate positive operating income or cash flows from operations, may cause our financial results to become more volatile, or may otherwise materially adversely affect us.

Risks Related to our Stock

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

The market price of our common stock, has in the past been, and is likely to continue to be volatile in the future. That volatility depends upon many factors, some of which are beyond our control, including:

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

We have failed to file our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006 when required, and the failure will result in the loss of our listing on the Nasdaq National Market if we do not file the March 31, 2006 Form 10-Q by August 15, 2006. The loss of our Nasdaq National Market listing would make our stock significantly less liquid and would adversely affect its value.

On May 17, 2006, the Company received a Nasdaq Staff Determination that the Company was not in compliance with Marketplace Rule 4310(c)(14) for failing to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“Form 10-Q”). The May 17, 2006 Staff Determination was in addition to the Nasdaq Staff Determination received by the Company on April 19, 2006, regarding the Company being in violation of Marketplace Rule 4310(c)(14) for not timely filing its Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The non-compliance with Marketplace Rule 4310(c)(14) makes the Company’s common stock subject to being delisted from The Nasdaq Stock Market. On May 25, 2006, the Company attended a hearing with respect to the May 17, 2006 and April 19, 2006 Nasdaq Staff Determinations before the Nasdaq Listing Qualifications Panel (“Panel”) to request an exception to its non-compliance with Marketplace Rule 4310(c)(14). By operation of Marketplace Rule 4805(a), the delisting of the Company’s common stock is stayed pending the Panel’s review and determination. The Panel issued its ruling on June 28, 2006. The Panel granted an exception to the Company allowing the Company's common stock to remain listed provided the Form 10-K and Form 10-Q are filed by August 15, 2006 and the Company remains in compliance with all other listing requirements. There can be no assurance that the Company will file its March 31, 2006 Form 10-Q by August 15, 2006.

Upon delisting, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market. Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

We could lose our listing on the Nasdaq National Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value.

Our common stock is listed on the Nasdaq National Market with a bid price of $2.37 at the close of the market on June 16, 2006. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Mount Laurel, New Jersey. We rent approximately 10,000 square feet of space at a current annual cost of approximately $222,000.

Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under Item 1. Business. The 48 car wash facilities operated by us as of December 31, 2005 are situated on sites we own or lease. We own 40 and lease 8 of our car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

Locations (1)	Type of Car Wash (2)	Number of Facilities

Philadelphia, Pennsylvania Area	Full Service Exterior Washes	3 2

Southern New Jersey Area	Full Service Exterior Washes	1 4

Smyrna, Delaware	Exterior Wash	1

Phoenix, Arizona Area	Full Service	12

Dallas, Texas Area	Full Service Self Serve /Lube	8 1

Austin, Texas	Full Service	3

Lubbock, Texas	Full Service	3

Sarasota, Florida Area	Full Service	6

San Antonio, Texas	Full Service	4

(1)  The majority of our locations are owned except for the following number of locations which are leased:

(i)	Philadelphia, Pennsylvania (2)
(ii)	Smyrna, Delaware (1)

(iii)	Phoenix, Arizona Area (3)
(iv)	Dallas, Texas Area (2)

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

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes. We expect to make investments in additional equipment and property as deemed necessary to insure the car washes operate properly.

Many of our car washes are encumbered by first mortgage loans. Of the 48 car washes owned or leased by us at December 31, 2005, 25 properties and related equipment with a net book value totaling $40.4 million secured first mortgage loans totaling $25.5 million and 23 properties were not encumbered.

We also own five truck wash facilities. We own the buildings and equipment at each of our truck washes, and lease the land for all of our truck wash facilities except for the Amarillo, Texas land which we own and which is encumbered by debt of $283,000 at December 31, 2005. The truck wash facilities are leased to a third party.

Security Segment Properties. The operations of our Security Segment are located in Ft. Lauderdale, Florida, Farmers Branch, Texas and Bennington, Vermont. The operations of our less-than-lethal defense spray business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of $126,800. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003, a current employee of the Company, and President of Mark Sport. We purchased a 20,000 square foot facility in June 2004 in Ft. Lauderdale, Florida, where our professional electronic surveillance products and components are warehoused and sold. Commencing December 2005, we lease approximately 3,000 square feet of administrative office space in Ft. Lauderdale, Florida to support our security segment operations at an annual cost of approximately $121,000. In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our consumer “do it yourself” electronic surveillance products and components and our high end camera products are warehoused and sold. The Farmers Branch facility is secured by a first mortgage loan in the amount of $787,000 at December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company is in the process of responding to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which states that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

In December 2003, one of the Company’s car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleged that the plaintiff was entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The case has been settled and the Company’s insurer has paid the plaintiff $200,000 in compensation and approximately $55,000 in reimbursement of litigation costs.

The Company has produced documents requested in subpoena issued in connection with an investigation conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The Company produced all documents that were requested and has not been contacted by the United States Securities and Exchange Commission regarding the investigation since February, 2004. The Company intends to fully cooperate with the United States Securities and Exchange Commission's investigation.

In July 20, 2004, the Company received a letter from the United States Securities and Exchange Commission. This letter requested that the Company voluntarily provide information and documents relating to Price legacy Corporation's sale of 1,875,000 shares of the Company's common stock on the open market in April, 2004 and Price Legacy Corporation's payment of $8.95 million to the Company in exchange for the Company removing a sales restriction from 1,750,000 of the shares that were sold. The Company supplied the information in August of 2004. The Company has not been contacted by the Securities and Exchange Commission since supplying the information. The Company intends to fully cooperate with the United States Securities and Exchange Commission in this matter.
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held December 12, 2005. The following proposals were submitted to a vote: (i) Election of five directors to the Board of Directors for one-year terms, (ii) Approval and Adoption of an amendment to Mace’s Amended and Restated Certificate of Incorporation to decrease the authorized shares of Common Stock from 100,000,000 to 35,000,000 and decrease the number of authorized shares of Preferred Stock from 10,000,000 to 5,000,000, and (iii) Ratification of the Board’s appointment of Grant Thornton LLP as Mace’s independent registered public accounting firm for fiscal year 2005.

Proposals (i) and (iii) were adopted by the shareholders. The voting was as follows:

Directors:	Votes For	Votes Against	Abstentions	Broker Non-Votes

Louis D. Paolino, Jr.	12,986,942	1,274,424	-	-
Mark S. Alsentzer	12,957,456	1,303,910	-	-
Matthew J. Paolino	12,879,209	1,382,157	-	-
Constantine N. Papadakis, Ph.D	12,994,942	1,266,424	-	-
Burton Segal	12,923,194	1,338,172	-	-

Approve and adopt amendment of the Mace Amended and Restated Certificate of Incorporation to decrease authorized shares	6,284,406	160,753	14,735	7,832,849
Ratify appointment of Grant Thornton LLP	13,539,126	704,805	17,435	31,377

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock is traded and quoted on the Nasdaq National Market under the trading symbol "MACE". Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.

	HIGH	LOW
Year Ended December 31, 2004
First Quarter	$2.29	$1.78
Second Quarter	14.80	2.00
Third Quarter	5.55	2.50
Fourth Quarter	6.20	2.83
Year Ending December 31, 2005
First Quarter	$4.90	$2.55
Second Quarter	2.96	2.05
Third Quarter	3.55	2.32
Fourth Quarter	2.92	2.28
Year Ending December 31, 2006
First Quarter	$2.87	$2.28
Second Quarter	2.77	2.28
(Through June 16, 2006)

The closing price for our common stock on June 16, 2006 was $2.37. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of June 16, 2006, we had 139 stockholders of record and approximately 5,100 beneficial owners of our common stock. We have not paid dividends in the proceeding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

(b) Recent Sales of Unregistered Securities

During 2005, we did not sell any securities that were not registered under the Securities Act of 1933 at the time of sale.

(c) Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2005	-	-	-	$3,000,000
November 1 to November 30, 2005	-	-	-	$3,000,000
December 1 to December 31, 2005	-	-	-	$3,000,000
Total	-	-	-

(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. During 2005, the Company did not repurchase any shares.

ITEM 6. SELECTED FINANCIAL DATA

The information below was derived from our Consolidated Financial Statements included in this report and in reports we have previously filed with the United States Securities and Exchange Commission (”SEC”). This information should be read together with those financial statements and the Notes to the Consolidated Financial Statements. For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section also included in this report.

Statement of Operations Data:	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share information)
Revenues:
Car wash and detailing services	$35,081	$33,381	$35,655	$36,696	$39,859
Lube and other automotive services	3,437	3,504	4,147	4,219	4,487
Fuel and merchandise sales	4,815	4,130	3,613	3,217	3,638
Security sales	24,909	16,632	5,581	2,498	-
Operating agreements	-	-	-	80	240
	68,242	57,647	48,996	46,710	48,224
Cost of revenues:
Car wash and detailing services	25,274	23,754	25,983	25,674	27,417
Lube and other automotive services	2,627	2,729	3,188	3,301	3,446
Fuel and merchandise sales	4,220	3,577	3,156	2,802	3,234
Security sales	17,658	11,989	3,485	1,523	-
	49,779	42,049	35,812	33,300	34,097

Selling, general and administrative expenses	15,054	12,642	9,486	8,432	7,366
Depreciation and amortization	2,353	2,509	1,958	1,953	2,813
Costs of terminated acquisitions	-	53	-	57	135
Goodwill and asset impairment charges	2,529	8,225	3,798	1,165	-

Operating (loss) income	(1,473)	(7,831)	(2,058)	1,803	3,813

Interest expense, net	(1,794)	(1,890)	(1,963)	(2,219)	(2,885)
Other income	686	267	438	327	514
(Loss) income before income taxes	(2,581)	(9,454)	(3,583)	(89)	1,442

Income tax expense (benefit)	2,439	(3,044)	(50)	(32)	534
(Loss) income before cumulative effect of change in accounting principle	(5,020)	(6,410)	(3,533)	(57)	908
Cumulative effect of change in accounting principle, net of tax benefit of $2,188	-	-	-	(5,733)	-
Net (loss) income	$(5,020)	$(6,410)	$(3,533)	$(5,790)	$908

Basic (loss) income per share
(Loss) income before cumulative effect of change in accounting principle	$(0.33)	$(0.47)	$(0.28)	$-	$0.07
Cumulative effect of change in accounting principle	-	-	-	(0.46)	-
Net (loss) income	$(0.33)	$(0.47)	$(0.28)	$(0.46)	$0.07
Weighted average number of shares outstanding	15,271,637	13,679,604	12,414,816	12,630,964	12,724,282

Diluted (loss) income per share
(Loss) income before cumulative effect of change in accounting principle	$(0.33)	$(0.47)	$(0.28)	$-	$0.07
Cumulative effect of change in accounting principle	-	-	-	(0.46)	-
Net (loss) income	$(0.33)	$(0.47)	$(0.28)	$(0.46)	$0.07
Weighted average number of shares outstanding	15,271,637	13,679,604	12,414,816	12,630,964	12,742,122

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data (at end of period):
Working capital (deficit)	$14,615	$17,471	$270	$(2,210)	$4,809
Intangible assets, net	$6,148	$6,522	$11,614	$14,389	$21,132
Total assets	$96,111	$102,757	$90,602	$96,288	$104,670
Long-term debt, including current maturities	$26,674	$29,195	$31,286	$33,312	$34,349
Stockholders’ equity	$61,650	$66,522	$54,212	$57,669	$63,856

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2005, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking-Statements”). All statements other than statements of historical fact included in this report are Forward-Looking-Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A Risk Factors of this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction
Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2005 for the Car and Truck Wash Segment were comprised of approximately 81% from car washing and detailing, 8% from lube and other automotive services, and 11% from fuel and merchandise. The majority of revenues from our Car and Truck Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had a significant impact on volume and revenue at the individual locations. We believe that the geographic diversity of our operating locations in different regions of the country helps mitigate the risk of adverse weather-related influence on our volume.

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal defense sprays, personal alarms, biometric locks, high-end digital and fiber optic cameras and plasma monitors. The main marketing channels for our products are industry shows, outside sales representatives, catalogs, internet, sales through a call center and sales through mass merchants and trade publications.

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

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Results of Operations for the Three Years Ended December 31, 2005

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.9	73.0	73.1
Selling, general and administrative expenses	22.1	21.9	19.4
Depreciation and amortization	3.5	4.3	4.0
Costs of terminated acquisitions	-	0.1	-
Goodwill and asset impairment charges	3.7	14.3	7.7
Operating loss	(2.2)	(13.6)	(4.2)
Interest expense, net	(2.6)	(3.3)	(4.0)
Other income	1.0	0.5	0.9
Loss before income taxes	(3.8)	(16.4)	(7.3)
Income tax expense (benefit)	3.6	(5.3)	(0.1)
Net loss	(7.4)%	(11.1)%	(7.2)%

Revenues

Car and Truck Wash Services

Revenues for the year ended December 31, 2005 were $43.3 million as compared to $41.0 million for the year ended December 31, 2004, an increase of $2.3 million or 5.6%. Of the $43.3 million of revenues for the year ended December 31, 2005, $35.1 million or 81% was generated from car wash and detailing, $3.4 million or 8% from lube and other automotive services, and $4.8 million or 11% from fuel and merchandise sales. Of the $41.0 million of revenues for the year ended December 31, 2004, $33.4 million or 81% was generated from car wash and detailing, $3.5 million or 9% from lube and other automotive services, and $4.1 million or 10% from fuel and merchandise sales. The increase in wash and detailing revenues was principally due to an overall increase in consumer spending combined with an improvement in weather trends in the Company’s Arizona and East regions. This improvement was partially offset by a decline in volumes and revenues in the Florida region as a result of several severe hurricanes and related storm warnings. The Company also experienced reduced volumes in 2005 from the divesting of two of its car wash locations in the first half of 2004. Overall car wash volumes increased 6.4% in 2005 as compared to 2004. In addition to this increase in volume, the Company experienced an increase in average car wash and detailing revenues per car to $15.21 in 2005, from $15.14 in 2004. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies. Management expects car wash volumes and revenues to continue at historic levels consistent with weather patterns.

Revenues for the year ended December 31, 2004 were $41.0 million as compared to $43.4 million for the year ended December 31, 2003, a decrease of $2.4 million or 5.5%. Of the $41.0 million of revenues for the year ended December 31, 2004, $33.4 million or 81% was generated from car wash and detailing, $3.5 million or 9% from lube and other automotive services, and $4.1 million or 10% from fuel and merchandise sales. Of the $43.4 million of revenues for the year ended December 31, 2003, $35.7 million or 82% was generated from car wash and detailing, $4.1 million or 10% from lube and other automotive services, and $3.6 million or 8% from fuel and merchandise sales. The decrease in wash and detailing revenues was principally due to an overall car wash volume decline of 10.2% in 2004 from 2003, including 3.9% from the closing or divesting of five car wash locations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.14 in 2004, from $14.52 in 2003, a 4.3% increase. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. Revenue from lube and other automotive services was approximately $3.5 million in 2004 compared to $4.1 million in 2003, a decrease of $0.6 million or 15%. This decrease in revenue, principally within our Texas region, is the result of the reduction in car wash volume within this market combined with increased competition. The increase in fuel and merchandise revenues is primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies.

Security

Revenues of the Security Segment were approximately $24.9 million, $16.6 million and $5.6 million in 2005, 2004 and 2003, respectively. The increase in revenues is due principally to internal growth of approximately $2.5 million in sales within our Florida based electronic surveillance equipment operation, $5.2 million of sales growth generated by IVS and S&M in 2005, which we acquired in July of 2004, and therefore contributed revenues for only six months in 2004, and sales growth of $0.8 million generated by the Company’s personal defense products operations. Management expects revenues to continue to increase in the electronic surveillance systems and personnel defense areas where the Company is expanding its sales staff and marketing efforts.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the year ended December 31, 2005 were $32.1 million or 74% of revenues with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the year ended December 31, 2004 was $30.1 million, or 73% of revenues with car wash and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues, as a percent of revenues, was relatively consistent between 2004 and 2005.The Company experienced a slight decline in wash and detailing operating margins in 2005.

Cost of revenues for the year ended December 31, 2004 was $30.1 million or 73% of revenues with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. Cost of revenues for the year ended December 31, 2003 was $32.3 million, or 74% of revenues with car wash and detailing costs at 73% of respective revenues, lube and other automotive services costs at 78% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. The Company experienced a slight improvement in wash and detailing operating margins in 2004, despite a decrease in wash volume of 10.2% as compared to the prior year, as a result of a decline in insurance related claim costs, lease termination costs recorded in the prior year related to an underperforming car wash property closed in 2003, and the divestiture or closing of five unprofitable or marginally profitable car wash sites in 2003 and 2004. Additionally, due to management’s emphasis on monitoring labor staffing on a daily basis, we were successful in maintaining relatively stable labor costs as a percent of revenues in 2004 and 2003 despite the decrease in volume.

Security

Cost of revenues were $17.7 million, or 71% of revenues, $12.0 million or 72% of revenues and $3.5 million or 62% of revenues for 2005, 2004 and 2003, respectively. The increase in cost of revenues in 2005 and 2004 as compared to 2003 is principally due to: growth in sales of advanced imaging components and video equipment sold by IVS, which we began selling in July 2004 when we acquired IVS, which have gross profit margins typically lower than less-then-lethal defense sprays; an increase in sales of monitors; and an increase in sales to larger distributors and systems installers at lower profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2005 were $15.0 million compared to $12.6 million for the same period in 2004, an increase of approximately $2.4 million or 19%. SG&A costs as a percent of revenues were 21.9% in both 2005 and 2004. The increase in SG&A costs is primarily the result of growth of the Security Segment, which added $2.1 million of SG&A costs in 2005. The SG&A cost increase in the Security Segment was comprised of $1.2 million related to the “do it yourself” video surveillance system business and the advanced imaging components and video equipment business acquired in July 2004 as well as a $700,000 increase in costs of our existing Ft. Lauderdale, Florida-based electronic surveillance equipment operation. These increases were in the areas of marketing and selling costs and administrative personnel costs as additional staff were added to handle planned growth. Corporate SG&A costs decreased slightly in 2005 as compared to 2004 due to a reduction in payroll costs and legal expenses, partially offset by increased insurance costs and increased auditing and consulting fees related to preparation of the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002. Management expects SG&A costs to increase in the future as the Company continues to expand its security operations.

Selling, general and administrative expenses for the year ended December 31, 2004 were $12.6 million compared to $9.5 million for the same period in 2003, an increase of approximately $3.1 million or 33%. SG&A costs as a percent of revenues were 21.9% for 2004 as compared to 19.4% in 2003. The increase in SG&A costs is primarily the result of growth of the Security Segment, which added $2.5 million of SG&A costs in 2004, and an increase of $497,000 in Corporate SG&A costs. The SG&A cost increase in the Security Segment was comprised of $1.6 million related to the “do it yourself” video surveillance system business and the advanced imaging components and video equipment camera business acquired in July 2004 including $105,000 of transaction and integration costs as well as increases in costs of our existing Ft. Lauderdale, Florida based video surveillance systems operation. These increases were in the areas of marketing and selling costs and administration personnel costs as additional staff was added to handle planned growth. Corporate cost increases related principally to increased insurance costs, the cost of settling a legal matter for $55,000, and a management bonus and increased corporate salaries totaling $298,000 in 2004.

Depreciation and Amortization

Depreciation and amortization totaled $2.4 million, $2.5 million and $2.0 million for 2005, 2004 and 2003, respectively. In the fourth quarter of 2004, the Company recorded an adjustment to reflect the appropriate balances for certain assets classified as buildings and leasehold improvements that had been depreciated using incorrect useful lives. Specifically, the Company recognized $338,000 in additional depreciation and amortization expense in its consolidated statement of operation for the quarter ended December 31, 2004 to correct the aforementioned error in accounting. We decided to record the correction in the current period and not restate our previously issued financial statements after taking into consideration (i) that the adjustment, net of applicable income taxes, did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; and (ii) that the cumulative impact of the adjustment on stockholders’ equity was not material to the financial statements of prior interim or annual periods.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. The costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $0, $53,000 and $0 in 2005, 2004 and 2003, respectively. These costs, which principally related to several possible acquisitions we pursued in the Security Segment, are primarily related to due diligence costs.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona, which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 and we wrote these assets down an additional $966,000 during the quarter ended September 30, 2005 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. Within the next two years, Eagle is obligated under the agreement to purchase the truck washes and be delivered title to the assets for $1.2 million, consideration consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages.

In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. In the fourth quarter of 2004, we recorded impairments of approximately $1.0 million and $6.7 million related to our Northeast and Texas reporting units, respectively. Additionally, in the fourth quarter of 2003, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. These 2005, 2004 and 2003 impairments were principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather, and increased competition near several of our facilities in Texas and New Jersey.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2005, was $1.8 million compared to $1.9 million for 2004. This decrease in our net interest expense was the result of an increase in interest income, partially offset by an increase in interest rates in 2005 on approximately 50% of our long-term debt which has interest rates tied to the prime rate.

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

Other Income

Other income was $686,000, $267,000, and $438,000 for 2005, 2004 and 2003, respectively. Included in 2005 are gains on the sale of fixed assets totaling $333,000 and gains on short-term investments of $264,000. Included in 2003 is a $107,000 gain on the sale of a car wash facility in our Northeast region.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes paid were approximately $86,000, $340,000 and $144,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004 and property additions financed by debt of $343,000 in 2003.

Income Taxes

We recorded income tax expense of $2.4 million and income tax benefits of $3.0 million and $50,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (95)%, 32%, and 1% for the years ended December 31, 2005, 2004, and 2003, respectively. In 2004 and 2003 no income tax benefit was recorded with respect to the Northeast region reporting unit goodwill impairment charges of approximately $1.0 million and $3.4 million, respectively, due to the non-deductibility of the goodwill. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance. In 2005 we wrote off approximately $120,000 of state net operating loss carryforwards (“NOL”) related to our truck washes.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.2 million in 2005 with a total valuation allowance of $4.1 million at December 31, 2005 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2005, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $8.4 million at December 31, 2005. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 30.2% at December 31, 2005, and 30.5% at December 31, 2004. The improvements in the Company’s total debt to total capitalization ratio is directly related to routine principal payments on debt as noted below.

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

As of December 31, 2005, we had working capital of approximately $14.6 million. At December 31, 2004, working capital was approximately $17.5 million and $270,000 at December 31, 2003. The reduction in working capital at December 31, 2005 was principally due to a use of $1.9 million of cash for the acquisition of Securetek in November 2005. We experienced a significant improvement in working capital at December 31, 2004, primarily attributable to: 1) $8.95 million of proceeds received from the removal of a restriction on outstanding shares of the Company’s common stock; 2) $9.4 million of proceeds, net of issuance costs, from the sale of approximately 1.9 million shares of the Company’s common stock to two private institutions through three separate sale transactions and the sale of 150,000 shares of the Company’s stock to Fusion under a Master Facility Agreement; 3) $1.9 million of proceeds from the exercise of common stock options; and 4) $795,000 of proceeds from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Working capital was also positively affected in 2004 by the renewal and reclassification to non-current liabilities of approximately $3.3 million of 15-year amortizing loans with Chase. The increase in working capital in 2004 was partially offset by the use of $5.6 million of cash for the acquisitions of IVS and S&M on July 1, 2004; capital expenditure investments for further growth within the Car and Truck Wash Segment and the Security Segment, as more fully detailed below; and the reclassification to current liabilities of an additional loan for $290,000 which was renewed in April 2005. Although the Company has been successful in renewing similar loans with the current lender in the past, including the renewal of loans in 2005 and 2004 totaling $290,000 and $3.3 million, respectively, there can be no assurance that our lender will continue to provide us with renewals or with renewals at favorable terms.

During the years ended December 31, 2005 and 2004, we made capital expenditures of $1.14 million and $1.46 million, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment of approximately $800,000 for the year ending December 31, 2006. The Company believes its current cash and short-term investment balance at December 31, 2005 of $11.4 million and cash flow from operating activities in the remainder of 2006 will be sufficient to meet its car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2006, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $650,000 to $800,000. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2006 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital Expenditures for our Security Segment were $424,000 and $3.8 million for the fiscal years ending December 31, 2005 and 2004, respectively. We used $1.9 million of cash for the acquisition of Securetek in November 2005. We spent approximately $4.9 million through June 30, 2004 in the initial development of our video surveillance systems operations in Ft. Lauderdale, Florida including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures in 2004 of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed with debt. We estimate capital expenditures for the Security Segment at approximately $100,000 for 2006, principally related to facility improvements and equipment for our Farmers Branch, Texas and Ft. Lauderdale, Florida operations.

We intend to continue to expend significant cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2006 and in years subsequent to 2006. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At December 31, 2005, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. This revolving credit facility is subject to an availability calculation based on inventory and accounts receivable (as defined in our bank agreement). Based upon availability calculations at December 31, 2005, the full amount of the revolving credit facility is currently available. The amount of capital that we will spend in 2006 and in years subsequent to 2006 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash and short-term investments balance of $11.4 million at December 31, 2005 and the revolving credit facility will provide for growth in 2006. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended December 31, 2005 we were in default on certain of our debt covenants. We obtained waivers from our lenders through January 1, 2007. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At December 31, 2005, we had borrowings, including capital lease obligations, of approximately $26.7 million. We had three letters of credit outstanding at December 31, 2005, totaling $1,078,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility, subject to an availability calculation based on inventory and accounts receivable, to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2005. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2005.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At December 31, 2005, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our GMAC notes payable. The Company’s debt coverage ratio related to the GMAC notes payable was 1.07:1 at December 31, 2005. Additionally, the Mace guaranty agreement with GMAC requires the Company to provide GMAC audited, reviewed, or compiled financial statements by the Company’s independent certified public accountants within 90 days of the Company’s fiscal year end. The Company was not able to timely provide the required year end audited financial statements. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant and delinquency in providing the Company’s year end audited financial statements at December 31, 2005, and for measurement periods through April 1, 2007 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our financial statements at December 31, 2005. If we are not able to increase our debt coverage ratio to at least 1.25:1, or we cannot obtain further waivers of acceleration, the GMAC notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company has entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at December 31, 2005 and thereafter. The Company’s debt coverage ratio was 1.09:1 at December 31, 2005 which was in compliance with this Chase covenant as amended. The amended Chase term loan agreement also limits capital expenditures annually to $1.0 million and requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the first quarter Form 10-Q. The Company incurred capital expenditures of $1.4 million in 2005 and, accordingly, was not in compliance with this Chase covenant. The Company received a waiver of acceleration from Chase at December 31, 2005 and for measurement periods through January 1, 2007 related to exceeding the annual capital expenditure limit and the untimely financial statement filings and, accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at December 31, 2005. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants or obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold or closed six unprofitable or marginally profitable car wash facilities and a lube facility in 2003, 2004 and 2005 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004 and 2005. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Chase covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $13.4 million and GMAC debt currently totaling $9.7 million, including debt recorded as long-term debt at December 31, 2005, would become payable on demand by the financial institution upon expiration of the current waivers.

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

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. See Item 3, Legal Proceedings. From March 13, 2006 through May 31, 2006, the Company incurred $390,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $375,000 associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$26,589	$2,154	$9,430	$8,604	$6,401
Capital leases (2)	85	55	30	-	-
Minimum operating lease payments	5,812	919	1,608	969	2,316
	$32,486	$3,128	$11,068	$9,573	$8,717

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,078	1,078	-	-	-
	$1,078	$1,078	$-	$-	$-

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
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at December 31, 2005.
(4) The Company also maintains a $600,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2005. Outstanding letters of credit of $1,078,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month, provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus.

The Master Facility Agreement between the Company and Fusion Capital Fund II, LLC ("Fusion") and the Equity Purchase Agreement between the Company and Fusion was terminated on April 21, 2004. Under the Master Facility Agreement, the Company had entered into an Equity Purchase Agreement on April 17, 2000. Under the Equity Purchase Agreement, Fusion had the right and obligation to purchase up to $10 million of the Company's common stock under certain conditions. On April 21, 2004, the Company and Fusion entered into a termination and release agreement under which the Company sold Fusion 150,000 registered shares of the Company’s common stock at $2.32 per share and terminated the Equity Purchase Agreement.

Cash Flows

Operating Activities. Net cash provided by operating activities totaled $1.3 million for the year ended December 31, 2005 and $1.2 million in 2004. The Company used approximately $638,000 in cash for working capital accounts. The cash used for working capital was mainly due to increases in accounts receivable, inventory and prepaid expenses as the Company continues to grow and expand its product offerings within its security operations. The Company also incurred $2.4 million of non-cash depreciation and amortization expense, and a non-cash reserve against deferred tax assets of $3.2 million.

Net cash provided by operating activities totaled $1.2 million for the year ended December 31, 2004 and $137,000 in 2003. The Company generated approximately $147,000 in cash from working capital accounts. The cash generated from working capital was mainly due to increases in accounts payable and accrued expenses. This was partially offset by growth in the Company's inventory of approximately $1.4 million from December 31, 2003 to December 31, 2004. The increase in inventory was due primarily to growth within our existing Ft. Lauderdale, Florida and recently acquired Farmers Branch, Texas video surveillance systems and components operations. The Company also incurred $2.5 million of non-cash depreciation and amortization expense.

Investing Activities. Cash used in investing activities totaled $4.8 million for the year ended December 31, 2005, which includes $1.9 million for the November 23, 2005 acquisition of Securetek, $1.0 million for capital expenditures relating to ongoing car care operations, $420,000 for capital expenditures relating to the Security Segment, and $2.6 million for the purchase of short-term investments. These expenditures were partially offset by proceeds of approximately $1.1 million received from the sale of fixed assets.

Cash used in investing activities totaled $7.8 million for the year ended December 31, 2004, which includes $5.6 million for the July 1, 2004 acquisition of IVS and S&M, $1.5 million for capital expenditures relating to ongoing car care operations, and $1.4 million for capital expenditures relating to the Security Segment. These expenditures were partially offset by proceeds of approximately $795,000 received from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Cash used in investing activities totaled $569,000 for the year ended December 31, 2003 which includes $873,000 for capital expenditures relating to ongoing car care operations, and $234,000 for the Security Segment. These amounts were partially offset by $598,000 of cash proceeds from the sale of a car wash facility in our Northeast region.

Financing Activities. Cash used in financing activities was $2.6 million for the year ended December 31, 2005, which consisted primarily of routine principal payments on debt.

Cash provided by financing activities was $17.6 million for the year ended December 31, 2004 which includes $11.3 million of proceeds from the issuance of common stock and the exercise of stock options and $8.95 million of proceeds from the removal of restrictions on shares, partially offset by routine principal payments on debt of $2.6 million. Cash used in financing activities was $2.3 million for the year ended December 31, 2003 which was principally for routine principal payments on debt.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company’s third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns by having operations in diverse geographic regions. The Company also experiences a seasonal reduction in volume during the third quarter within the Company’s Arizona and Florida regions as a result of a migration of a significant portion of those areas’ populations to cooler climates. The Company does not believe its security operations are subject to seasonality.

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

Revenues from the Company’s Security Segment are recognized when shipments are made. Shipping and handling charges  billed are included in revenues; the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2005, the Company had approximately $3.0 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day notice. In the year ended December 31, 2005, the Company realized a total gain of $264,000. Additionally, an unrealized gain, net of tax, of approximately $156,000 is included  as a separate component of equity in Accumulated Other Comprehensive Income (Loss) at December 31, 2005.

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

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completed annual impairment tests as of November 30, 2005, 2004, and 2003, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including security product sales and related costs, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

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

Interest Rate Exposure

A significant portion of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at December 31, 2005 and would have had the impact of increasing interest expense by approximately $160,000 in 2005.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (7.50% at December 31, 2005). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2005, the contract which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $130,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm and Consolidated Financial Statements are included in Part IV, ITEM 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosure by the Company in the reports that its files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of December 31, 2005. That conclusion was based on the fact that, during the first quarter of 2006, the Company identified a material weakness in its internal control over financial reporting.

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interm financial statements will not be prevented or detected.

Specifically, the material weakness identified by the Company related to control and monitoring of its regional and site car wash management personnel for compliance with the Company’s field policies and procedures for hiring and terminating car wash site employees, and the maintenance of personnel files located at the car wash locations. Management determined that the material weakness did not have a financial statement impact.

Changes in Internal Control Over Financial Reporting and Remediation Actions

In March 2006, we began the remediation of the material weakness in our internal control over financial reporting relating to the hiring and termination policies and procedures for car wash field personnel through: (i) the hiring of a Human Resource Manager to focus on training, monitoring, and enforcement of field hiring and termination policies and procedures; (ii) enhancements to current regional management monitoring and testing for adherence to field policies and control procedures by field car wash management; (iii) the addition of certain corporate level quarterly testing and monitoring procedures of regional and field car wash management for adherence to policies and procedures; and (iv) enhancements to car wash personnel files maintenance procedures. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

ITEM 9B. OTHER INFORMATION

None
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Louis D. Paolino, Jr.	50	Chairman of the Board, President, and Chief Executive Officer
Robert M. Kramer	53	Executive Vice President, Chief Operating Officer of the Car and Truck Wash Segment,General Counsel and Secretary
Gregory M. Krzemien	46	Chief Financial Officer and Treasurer
Ronald R. Pirollo	47	Chief Accounting Officer and Corporate Controller
Matthew J. Paolino	41	Director, Vice President
Mark S. Alsentzer	51	Director
Constantine N. Papadakis, Ph.D.	60	Director
Burton Segal	62	Director

All of the Mace’s directors serve for terms of one year each until their successors are elected and qualified.

Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Chief Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is the brother of Matthew J. Paolino.

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

Mark S. Alsentzer has served as a director of the Company since December 1999. From December 1996 through September 2004, Mr. Alsentzer was President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic and lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer served as Vice President of Republic Environmental Systems, Inc. (an environmental services company). Mr. Alsentzer also served as a director, and from January 4, 2000, as Chairman of the Board, of U.S. Plastic Lumber Corporation. On July 23, 2004, U.S. Plastic Lumber Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mark S. Alsentzer was Chairman, President and Chief Executive Officer of U.S. Plastic Lumber Corporation. Mr. Alsentzer resigned as a director on the Board of U.S. Plastic Lumber Corporation in October 2005 and is no longer Chairman, President or Chief Executive Officer. Since January 2006, Mr. Alsentzer serves as the Chief Executive Officer and a director of Pure Earth, Inc.

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

Burton Segal has served as a director of the Company since December 2003. From 1973 through May 31, 2005, Mr. Segal has been a Principal in the accounting firm of Burton Segal & Company, Certified Public Accountants, and from June 1, 2005 through the present in the accounting firm of Segal, Brint & Company, LLC.

Independence

The Board has determined that the Messrs. Alsentzer, Papadakis and Segal are independent directors within the meaning of Rule 4200 (a) (15) of National Association of Securities Dealers’ Nasdaq National Market listing standards.

Audit Committee Financial Expert

The Board of Directors has determined that Burton Segal, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Burton Segal, Chairman, Mark S. Alsentzer, and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq National Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the Commission and the Nasdaq Stock Market (the “Nasdaq”), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2005 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Chief Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the “Named Executive Officers”) for the three years ended December 31, 2005.

SUMMARY COMPENSATION TABLE(1)

NAME AND	Fiscal Year ended	Annual Compensation		Long-Term Compensation Awards Securities Underlying
PRINCIPAL POSITIONS	December 31,	Salary	Bonus	Options

Louis D. Paolino, Jr. Chairman of the Board, President and Chief Executive Officer	2005 2004 2003	$400,000 $400,000 $346,769	- $200,000 -	15,000 732,182 150,000

Robert M. Kramer Executive Vice President, Chief Operating Officer of the Car and Truck Wash Segment, General Counsel and Secretary	2005 2004 2003	$210,000 $163,438 $155,692	- - -	- 112,500 150,000

Gregory M. Krzemien Chief Financial Officer and Treasurer	2005 2004 2003	$200,000 $144,485 $135,492	- - -	- 50,000 150,000

Ronald R. Pirollo Chief Accounting Officer and Corporate Controller	2005 2004 2003	$164,123 $130,137 $118,427	-	- 25,000 100,000

(1)
The columns captioned “Annual Compensation - Other Annual Compensation,” “Long-Term Compensation - Restricted Stock Awards,” “LTIP Payouts,” and “All Other Compensation” have been omitted because none of the Named Executive Officers received other annual compensation except for Mr. Paolino who receives a car at a lease cost of $1,500 per month. Additionally, the Company paid legal fees in 2004 to Mr. Paolino’s attorney of approximately $38,800 which were incurred in connection with Mr. Paolino’s obligation to file Forms 4 and Schedules D in connection with his ownership of the Company’s common stock. The Company (i) granted no restricted stock awards, and (ii) maintained no long-term incentive plan for any of the Named Executive Officers, in each case during the three fiscal years ended December 31, 2005. Additionally, the Company has not issued any stock appreciation rights (SARs) in any of the past three years.

Director Compensation

Prior to June 30, 2004, Mace did not pay fees to directors, but paid non-employee directors reasonable travel and out-of-pocket expenses relating to their attendance at meetings. On June 29, 2004, the Independent Directors approved a compensation package for the Independent Directors consisting of (a) an annual fee of $4,000, prorated for partial years of service, (b) a $750 fee for in-person attendance at each Board meeting, and (c) a $300 fee for in-person attendance at each committee meeting. On October 6, 2005, the Independent Directors approved an update to the Independent Directors compensation consisting of an annual fee of $10,000 for 2006 services, prorated for partial years of service, and a $1,000 per day meeting fee for physical attendance at Board of Director and related Committee meetings.

On October 6, 2005, Mace’s directors, Louis D. Paolino, Jr., Matthew J. Paolino, Mark S. Alsentzer, Burton Segal, and Constantine N. Papadakis, Ph.D., were each granted options to purchase 15,000 shares of Mace common stock at $2.64 per share for their service on the Board of Directors in 2005.

On August 10, 2004, Mace’s then current outside directors, Mark S. Alsentzer, Burton Segal, and Constantine N. Papadakis, Ph.D., were each granted options to purchase 11,000 shares of Mace common stock at $3.04 per share for their service on the Board of Directors in 2004. Additionally, on November 2, 2004, Mark S. Alsentzer was granted options to purchase 25,000 shares of Mace common stock at $5.00 per share to compensate him for not being able to exercise a warrant for 25,000 shares prior to expiration due to the Company’s insider trading policy. On November 19, 2004, Louis D. Paolino, Jr., Matthew J. Paolino, Mark S. Alsentzer, Burton Segal, and Constantine N. Papadakis, Ph.D., were each granted options to purcahse 14,000 shares of Mace common stock at $5.35 per share for their services on the Board of Directors in 2004.

On April 4, 2002, Mace’s then current outside directors, Richard B. Muir, Mark S. Alsentzer and Constantine N. Papadakis, Ph.D., were each granted options to purchase 12,500 shares of Mace common stock at $2.36 per share for their service on the Board of Directors in 2002.

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

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,108,682	$4.00	3,984,382
Equity compensation plans not approved by stockholders	433,000	$8.02	N/A

Option and Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005.

OPTION GRANTS IN LAST FISCAL YEAR (1)
(Individual Grants)

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term
Name	(#)	Fiscal Year (1)	Per Share($)	Date	5%	10%
Louis D. Paolino, Jr.	15,000	5.0%	$2.64	10/31/15	$24,900	$63,150

(1)
The Company granted options to employees and directors to purchase a total 300,000 shares of common stock during the fiscal year ended December 31, 2005. All of these grants were made at exercise prices equal to the fair market value of the common stock at the date of grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2005, including the number and value of exercisable and unexercisable stock options as of December 31, 2005. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2005. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company’s common stock on December 31, 2005 was $2.47 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year End 2005		Value of Unexercised In-the-money Options/SARs at Fiscal Year End 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Louis D. Paolino, Jr.	989,682	-	$182,215	$-
Gregory M. Krzemien	350,000	-	$231,375	$-
Robert M. Kramer	455,000	-	$231,375	$-
Ronald R. Pirollo	200,000	-	$112,500	$-

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

Other Executive Employment Agreements

The primary terms of the employment agreements for Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Messrs. Kramer and Krzemien are working on a month-to-month, at-will basis under the provisions of their employment agreements. Mr. Pirollo or the Company may terminate Mr. Pirollo’s employment at any time. Under the employment agreements, Mace granted in 1999 to each of these executive officers options to purchase shares of Mace common stock at $5.375 per share that vested over a period of four years. The table below discloses the current salary and initial option grants for these executive officers.

Name	Office	Current Annual Salary	Initial Option Grant

Robert M. Kramer	Chief Operating Officer of the Car and Truck Wash Segment, Executive Vice President, General Counsel and Secretary	$210,000	100,000

Gregory M. Krzemien	Chief Financial Officer and Treasurer	$200,000	62,500

Ronald R. Pirollo	Chief Accounting Officer and Corporate Controller	$160,000	25,000

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

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Company’s Board of Directors consists of directors Burton Segal, Mark Alentzer, and Constantine N. Papadakis, Ph.D, all of whom the Board has determined are independent pursuant to the NASD’s Nasdaq National Market Marketplace Rules. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

General. The Committee is responsible for matters related to compensation, including compensation policy and the review and approval, or recommendation to the Board for approval, of salaries, bonus and other compensation of the Company’s officers. The Company’s compensation policies for executives are intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary for the development and growth of the Company.

Components of Executive Compensation

The Company’s current compensation package consists of three components: base salaries, bonuses and stock options. Together, these elements comprise total compensation value. In determining specific levels of compensation for the Company’s executives, the Committee considers the achievement of corporate and individual goals, financial performance of the Company, recommendations of management and benchmarks provided by comparative data of peer companies. The Committee seeks to ensure that the appropriate relationship exists between executive compensation and corporate performance. In addition, the total compensation paid to the Company’s executive officers is influenced significantly by the need (i) to attract management employees with a high level of expertise, and (ii) to motivate and retain key executives for the long-term success of the Company and its stockholders.

Base Compensation. In setting and adjusting base salary levels for each individual executive, the Compensation Committee considers factors such as the executive’s scope of responsibility, the executive’s performance, the performance of the Company, future potential and benchmarks of comparable positions at other companies. In making salary decisions, the Compensation Committee exercises subjective judgement using no specific weights for the previously discussed factors. In setting 2004 base salaries of executives other than the Chief Executive Officer, the Committee has attempted to keep base salaries as low as possible while still retaining its executives. Comparative data provided by Amper, Politziner and Mattia, P.C. reflects that base cash compensation levels are near the 25th percentile of peer companies surveyed for Mr. Kramer, Mr. Krzemien and Mr. Pirollo. Peer companies included companies providing consumer services on a national basis. For 2005, the Committee maintained the same annual base salary levels for its executives as in 2004. In reviewing the base salaries of the Company’s executive officers for 2005, the Committee considered the individual performance of each executive, the Company’s financial performance in 2005, management’s efforts to maximize operating profits from its Car and Truck Wash Segment, the Company’s goal to sell its car and truck washes, the continuing growth of its Security Segment, and keeping the Company’s overhead as low as possible.

Stock Options. The Company grants stock options to its executive management under its 1999 employee stock option plan. Option grants are intended to offer significant returns if the Company is successful and, therefore, create significant incentives to devote the effort called for in order to implement the Company’s strategic plan. The Compensation Committee believes that executives’ interests are directly tied to enhanced stockholder value. Thus, stock options are used to provide the executive management team with a strong incentive to perform in a manner that should result in the long-term success of the Company. The Compensation Committee authorized stock options for Mr. Kramer, Mr. Krzemien and Mr. Pirollo on March 1, 2006 as incentive compensation for their 2005 performance in the respective amounts of 75,000, 60,000 and 25,000. All awarded options had an exercise price of $2.40, the close of market on March 1, 2006. The options were issued on March 23, 2006. The options awarded to the Executive Officers vest one third upon issuance, one third twelve months from issuance and one third twenty-four months from issuance.

Performance Bonuses. The Company maintains the option to supplement base compensation with awards of performance bonuses in the form of cash to reward efforts undertaken by its key executive officers which are extraordinary in nature. No discretionary bonuses were paid to executive officers for 2005.

Compensation of the Chief Executive Officer

The compensation of Louis D. Paolino, Jr., the Chief Executive Officer, for 2005 was primarily made up of base salary and stock options. Mr. Paolino’s base salary was set at $400,000 in the employment agreement he entered into with the Company in August 2003. As discussed above, in 2004, the Committee reviewed comparative data provided by Amper, Politziner and Mattia, P.C. and determined that Mr., Paolino’s base salary was near the median of the peer companies surveyed. Mr. Paolino’s salary was not adjusted in 2004 or 2005. In addition, Mr. Paolino received 15,000 stock options in 2005 for his service on the Board of Directors. The Compensation Committee authorized Mr. Paolino to receive 150,000 stock options at an exercise price of $2.40 on March 1, 2006 for his role in the Company’s performance in 2005, including overseeing progress in the Company’s efforts to sell its car and truck washes and the continuing growth of its Security Segment. The options were issued on March 23, 2006.

The Compensation Committee of the Board of Directors

Burton Segal
Mark Alsentzer
Constantine N. Papadakis, Ph.D.

Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the Nasdaq Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”).(1)“Selected Peer Group Index”).(1)

(1)
The Selected Peer Group Index is comprised of securities of IPIX Corporation, Lo Jack Corp., Napco Security Systems Inc., Rockford Corporation, Taser International Inc., Vicon Industries Inc. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

(1)
The Selected Peer Group Index is comprised of securities of IPIX Corporation, Lo Jack Corp., Napco Security Systems Inc., Rockford Corporation, Taser International Inc., Vicon Industries Inc. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY INTERNATIONAL, INC., THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	2000	2001	2002	2003	2004	2005
Mace Security International, Inc.	100.0	94.92	115.34	115.34	264.90	136.31
Selected Peer Group	100.0	86.50	71.42	126.88	317.72	253.96
Nasdaq Market Index	100.0	79.71	55.60	83.60	90.63	92.62

The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following beneficial ownership table sets forth information as of January 31, 2006 regarding beneficial ownership of shares of Mace common stock by the following persons:

●
each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the United States Securities and Exchange Commission;

●	each director of Mace;
●	each Named Executive Officer; and
●	all directors and executive officers of Mace as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of January 31, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Owned (1)
Louis D. Paolino, Jr. 1000 Crawford Place, Suite 400 Mt. Laurel, NJ 08054	1,880,640(2)	11.6%
Mark S. Alsentzer	592,500(3)	3.9
Matthew J. Paolino	298,354(4)	1.9
Robert M. Kramer	524,824(5)	3.3
Gregory M. Krzemien	375,250(6)	2.4
Ronald R. Pirollo	205,000(7)	1.3
Constantine N. Papadakis, Ph.D.	87,500(8)	*
Burton Segal	40,000(9)	*
All current directors and executive officers as a group (8 persons)	4,004,068(10)	22.8%

* Less than 1% of the outstanding shares of Mace common stock.

(1)	Percentage calculation is based on 15,272,882 shares outstanding on January 31, 2006.
(2)	Includes options to purchase 989,682 shares.
(3)	Includes options to purchase 92,500 shares.

(4)	Includes options to purchase 96,500 shares.
(5)	Includes options to purchase 455,000 shares.
(6)	Includes options to purchase 350,000 shares.
(7)	Includes options to purchase 200,000 shares.
(8)	Represents options to purchase 87,500 shares.
(9)	Represents options to purchase 40,000 shares.
(10)	See Notes 2 through 9 above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at December 31, 2005.

Louis D. Paolino, Jr. purchased approximately $44,600 and $20,600 of the Company’s products in fiscal 2005 and 2004, respectively, at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $18,300 and $6,600 in fiscal 2005 and 2004, respectively.

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $126,000, $111,000 and $110,000 for 2005, 2004, and 2003, respectively.

From January 1, 2004 through December 31, 2005, the Company’s Security Segment sold approximately $146,300 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume.  At December 31, 2005, $13,529 was owed from one of these companies to Mace.

On September 29, 2005, Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis Paolino, Jr., purchased from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company’s operations for $306,000 in cash. The Company’s Audit Committee authorized the Company on February 14, 2005 to proceed with a sale of the warehouse property to Louis Paolino III for $306,000. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company was billed $384,050 through May 31, 2006, by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2005. The Company was billed $184,201 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2004, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2004.

Audit Related Fees. The Company did not incur any audit related fees during 2005 or 2004.

Tax Fees. The Company was billed $50,463 and $17,684 for tax compliance services rendered by Grant Thornton LLP during 2005 and 2004, respectively.

All Other Fees. Mace was billed $46,788 for non-audit or non-tax services, rendered by Grant Thornton LLP during 2004. There were no other fees in 2005.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s independent auditors, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. All auditing services and permitted non-audit services in 2004 and 2005 were preapproved. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairmen to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

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

(a) (3) Exhibits:

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

* 2.1
Asset Purchase Agreement dated February 28, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona, Inc., and CW Acquisition, LLC. (Exhibit 10.1 to the February 28, 2006 Form 8-K filed March 6, 2006.)

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

*10.159
Amendment to Credit Agreement dated April 27, 2004, effectiveness of March 31, 2004 between Mace Security International, Inc., and Bank One Texas, N.A. (Pursant to instruction 2 to Item 601 of Regulation S-K, four Additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc. Mace Security Products Inc. and Eager Beaver Car Wash, Inc., are not being filed) (Exhibit 10.159 to the March 31, 2004 Form 10-Q dated May 5, 2004)

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

*10.169	First Amendment to Asset Purchase Agreement dated August 27, 2004, between Vernex, Inc. and Mace Security Products, Inc. (Exhibit 10.169 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.170	Securities Purchase Agreement between Mace and Langley Partners, L.P. (Exhibit 99.2 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.171	Registration Rights Agreement between Mace and Langley Partners, L.P. (Exhibit 99.3 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.172	Warrant to be issued to Langley Partners, L.P. ( Exhibit 99.4 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.174	Registration Rights Agreement between Mace and JMB Capital, L.P. ( Exhibit 99.6 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.175	Warrant to be issued to JMB Capital Partners, L.P. ( Exhibit 99.7 to the December 14, 2004 Form 8-K dated December 16, 2004)

10.176	Compensatory Arrangements with Certain Executive Officers and Directors. (3)

*10.177
Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc. and Bank One, Texas, N.A. in the amount of $500,000. (Exhibit 10.1 to the March 31, 2005 Form 10-Q dated May 10, 2005).

*10.178
Note Modification Agreement dated May 19, 2005 between the Company, its subsidiary, Mace Truck Wash, Inc. and Bank One, Texas, N.A. in the original amount of $342,000. (Exhibit 10.1 to the June 30, 2005 Form 10-Q dated August 9, 2005).

10.179	Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000.

*10.180
Asset Purchase Agreement dated February 28, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona, Inc., and CW Acquisition, LLC. (Exhibit 10.1 to the February 28, 2006 Form 8-K dated March 6, 2006)

11	Statement Re: Computation of Per Share Earnings

* 14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Global Truck Wash Facility Acquisition Agreement dated December 31, 2005, between Eagle United Truck Wash, LLC and Mace Truck Wash, Inc.

*	Incorporated by reference
+	Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.
(2)
Incorporated by reference to the Company's Form 10-QSB report for the quarter ended September 30, 1994 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through 10.10 in that report.

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

DATED the 14th day of July, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Louis D. Paolino, Jr.	Chairman of the Board,
Louis D. Paolino, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	7/14/06

/s/ Gregory M. Krzemien	Chief Financial Officer
Gregory M. Krzemien	and Treasurer (Principal Financial Officer)	7/14/06

/s/ Ronald R. Pirollo	Chief Accounting Officer and	7/14/06
Ronald R. Pirollo	Corporate Controller (Principal Accounting Officer)

/s/ Matthew J. Paolino	Director, Vice President
Matthew J. Paolino		7/14/06

/s/ Constantine N. Papadakis, Ph.D.	Director
Constantine N. Papadakis, Ph.D.		7/14/06

/s/ Mark S. Alsentzer	Director	7/14/06
Mark S. Alsentzer

/s/ Burton Segal	Director	7/14/06
Burton Segal

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
June 16, 2006 (except for Note 20 (paragraphs 5 and 6) as to which the date is July 14, 2006)

Mace Security International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value information)

ASSETS	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$8,360	$14,499
Short-term investments	3,020	-
Accounts receivable, less allowance for doubtful accounts of $593 and $449 in 2005 and 2004, respectively	2,774	2,556
Inventories	7,901	7,067
Deferred income taxes	-	321
Prepaid expenses and other current assets	2,556	2,102
Assets held for sale	-	600
Total current assets	24,611	27,145
Property and equipment:
Land	31,639	31,629
Buildings and leasehold improvements	35,986	36,263
Machinery and equipment	11,802	11,456
Furniture and fixtures	576	527
Total property and equipment	80,003	79,875
Accumulated depreciation and amortization	(14,923)	(13,003)
Total property and equipment, net	65,080	66,872

Goodwill	2,820	3,587
Other intangible assets, net of accumulated amortization of $490 and $309 in 2005 and 2004, respectively	3,328	2,935
Deferred income taxes	-	2,008
Other assets	272	210
Total assets	$96,111	$102,757

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2005	2004

Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,209	$2,634
Accounts payable	4,231	4,077
Income taxes payable	320	278
Deferred revenue	501	469
Accrued expenses and other current liabilities	2,735	2,216
Total current liabilities	9,996	9,674

Long-term debt, net of current portion	24,435	26,480
Capital lease obligations, net of current portion	30	81

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 15,272,882 and 15,271,132 in 2005 and 2004, respectively	153	153
Additional paid-in capital	88,458	88,507
Accumulated other comprehensive income (loss)	167	(30)
Accumulated deficit	(27,128)	(22,108)
Total stockholders’ equity	61,650	66,522
Total liabilities and stockholders’ equity	$96,111	$102,757

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2005	2004	2003
Revenues:
Car wash and detailing services	$35,081	$33,381	$35,655
Lube and other automotive services	3,437	3,504	4,147
Fuel and merchandise sales	4,815	4,130	3,613
Security sales	24,909	16,632	5,581
	68,242	57,647	48,996
Cost of revenues:
Car wash and detailing services	25,274	23,754	25,983
Lube and other automotive services	2,627	2,729	3,188
Fuel and merchandise sales	4,220	3,577	3,156
Security sales	17,658	11,989	3,485
	49,779	42,049	35,812

Selling, general and administrative expenses	15,054	12,642	9,486
Depreciation and amortization	2,353	2,509	1,958
Costs of terminated acquisitions	-	53	-
Goodwill and asset impairment charges	2,529	8,225	3,798

Operating loss	(1,473)	(7,831)	(2,058)

Interest expense, net	(1,794)	(1,890)	(1,963)
Other income	686	267	438
Loss before income taxes	(2,581)	(9,454)	(3,583)

Income tax expense (benefit)	2,439	(3,044)	(50)
Net loss	$(5,020)	$(6,410)	$(3,533)

Basic loss per share	$(0.33)	$(0.47)	$(0.28)
Weighted average number of shares outstanding	15,271,637	13,679,604	12,414,816

Diluted loss per share	$(0.33)	$(0.47)	$(0.28)
Weighted average number of shares outstanding	15,271,637	13,679,604	12,414,816

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2002	12,407,655	$124	$69,710	-	$(12,165)	$57,669
Common stock issued in purchase acquisitions	26,316		50			50
Exercise of common stock options	30,000	1	39			40
Shares purchased and retired	(12,200)		(14)			(14)
Net loss					(3,533)	(3,533)
Balance at December 31, 2003	12,451,771	125	69,785	-	(15,698)	54,212
Common stock issued in purchase acquisition	55,905	-	193			193
Exercise of common stock options	448,456	4	1,872			1,876
Common stock issued for land and building	250,000	3	1,561			1,564
Sales of common stock, net of issuance costs of $372	2,065,000	21	9,371			9,392
Proceeds from removal of restriction on shares, net of income tax of $3,227	-	-	5,725			5,725
Net loss					(6,410)	(6,410)
Change in fair value of cash flow hedge				(30)		(30)
Total Comprehensive loss						(6,440)
Balance at December 31, 2004	15,271,132	153	88,507	(30)	(22,108)	66,522
Net costs from issuance of common stock			(53)			(53)
Exercise of common stock options	1,750	-	4			4
Change in fair value of cash flow hedge				41		41
Unrealized gain on short-term investments				156		156
Net loss					(5,020)	(5,020)
Total comprehensive loss						(4,823)
Balance at December 31, 2005	15,272,882	$153	$88,458	$167	$(27,128)	$61,650

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005	2004	2003

Operating activities
Net loss	$(5,020)	$(6,410)	$(3,533)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	2,353	2,509	1,958
Provision for losses on receivables	232	225	86
Gain on short-term investments	(264)	-	-
Asset impairment charge-hurricane damage	107	-	-
Goodwill and asset impairment charges	2,529	8,225	3,798
(Gain) loss on disposal of property and equipment	(333)	18	(104)
Deferred income taxes	2,313	(3,470)	(155)
Changes in operating assets and liabilities:
Accounts receivable	(450)	120	(845)
Inventory	(239)	(1,428)	(1,105)
Accounts payable	155	1,419	60
Deferred revenue	32	67	22
Accrued expenses	262	157	(197)
Income taxes	42	122	(39)
Prepaid expenses and other assets	(438)	(310)	191
Net cash provided by operating activities	1,281	1,244	137
Investing activities
Acquisition of businesses, net of cash acquired	(1,900)	(5,621)	-
Purchase of property and equipment	(1,419)	(2,876)	(1,112)
Proceeds from sale of property and equipment	1,086	795	598
Purchase of short-term investments	(2,600)	-	-
Payments for intangibles	(12)	(86)	(55)
Net cash used in investing activities	(4,845)	(7,788)	(569)

Financing activities
Proceeds from long term debt	-	-	11
Payments on long-term debt and capital lease obligations	(2,526)	(2,591)	(2,380)
(Costs) proceeds from issuance of common stock	(49)	11,268	40
Gross proceeds from removal of restriction on shares	-	8,952	-
Payments to purchase stock	-	-	(14)
Net cash (used in) provided by financing activities	(2,575)	17,629	(2,343)
Net (decrease) increase in cash and cash equivalents	(6,139)	11,085	(2,775)
Cash and cash equivalents at beginning of year	14,499	3,414	6,189
Cash and cash equivalents at end of year	$8,360	$14,499	$3,414

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

2.	Summary of Significant Accounting Policies

Description of Business

The Company currently operates in two business segments: the Car and Truck Wash Segment, supplying complete car care and truck wash services (including wash, detailing, lube, and minor repairs) and the Security Segment, producing for sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. Beginning January 1, 2006, the truck washes are leased to a third party pursuant to a December 31, 2005 agreement with Eagle United Truck Wash, LLC. The Company’s car care and truck wash operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey, Delaware, Indiana, and Ohio.

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

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $528,000, $322,000, and $98,000 in 2005, 2004, and 2003, respectively, are included in revenues and selling, general, and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2005, the Company had approximately $3.0 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day notice. In the year ended December 31, 2005, the Company realized a total gain of $264,000. Additionally, an unrealized gain, net of tax, of approximately $156,000 is included as a separate component of equity in Accumulated Other Comprehensive Income (Loss) at December 31, 2005.

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

Assets Held for Sale

The Company owned two warehouse bays in Hollywood, FL which were previously utilized in the Security Segment. At December 31, 2004, the bays were classified at their fair market values, net of estimated disposal cost, in our balance sheet as assets held for sale. Both bays were sold in 2005. Selling prices for the two bays were $420,000 and $306,000 and gains on the sales were $33,000 and $59,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 2 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense was approximately $2.2 million, $2.5 million and $1.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $1.1 million, in 2005, $950,000 in 2004 and $900,000 in 2003.

Asset Impairment Charges

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review.

Goodwill

In accordance with SFAS 142, we also completed our annual impairment tests as of November 30, 2005, 2004 and 2003 and will be subject to an impairment test each year thereafter. In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. In the fourth quarter of 2004, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas Region reporting unit of our Car and Truck Wash Segment. These were principally due to a reduction in future projected cash flows resulting from an extended departure from our historic revenue levels due to inclement weather, the lingering effects of a slower economy, and increased competition near several of our facilities in Texas and New Jersey.  In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 4, Goodwill).  The Company cannot guarantee that there will not be impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, customer lists, product lists, and establishing a registered national brand name. In accordance with SFAS 142, our trademarks and brand name are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. In 2003, approximately $9,000 related to our security product trademarks was written off in accordance with SFAS 142. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $185,000, $120,000 and $53,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments.

Insurance

Commencing July 2002, the Company insures for auto, general liability, and workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to the Company with interest on or about the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $973,000 at December 31, 2005. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments and claims.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income taxes paid were approximately $86,000, $340,000 and $144,000 in 2005, 2004, and 2003, respectively.

Noncash investing and financing activities of the Company include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004 and property additions financed by debt of $343,000 in 2003.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to three months. Prepaid advertising costs were $67,000 and $25,000 at December 31, 2005 and 2004, respectively. Advertising expense was approximately $1.5 million in 2005, $1.2 million in 2004, $1.1 million in 2003.

Stock Based Compensation

The Company has two stock-based employee compensation plans, which are more fully described in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

As permitted by SFAS 123, the Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued SFAS 123(R) Share-Based Payment. SFAS 123 (R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which is January 1, 2006.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005, 2004 and 2003; risk-free interest rate ranges of 4.06% to 4.57% in 2005, 3.80% to 4.56% in 2004 and 3.29% to 4.45% in 2003, dividend yield of 0%; expected volatility of the market price of the Company’s common stock ranging from 52% to 56% in 2005, 20% to 64% in 2004 and 21% in 2003; and a weighted-average expected life of the option of ten years. The weighted-averages of the fair value of stock option grants were $1.88, $2.85 and $0.63 per share in 2005, 2004 and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(5,020)	$(6,410)	$(3,533)
Less: Stock-based compensation costs under fair value based method for all awards	(648)	(2,089)	(401)
Pro forma net loss	$(5,668)	$(8,499)	$(3,934)

Loss per share - basic
As reported	$(0.33)	$(0.47)	$(0.28)
Pro forma	$(0.37)	$(0.62)	$(0.32)
Loss per share - diluted
As reported	$(0.33)	$(0.47)	$(0.28)
Pro forma	$(0.37)	$(0.62)	$(0.32)

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2005 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Fixed rate debt	$11,396	$11,828
Variable rate debt	15,278	15,489
Total	$26,674	$27,317

The majority of the fixed rate debt provides for a pre-payment penalty based on an interest rate yield maintenance formula. The yield maintenance formula results in a significant pre-payment penalty as market interest rates decrease. The pre-payment penalty precludes refinancing of this long-term debt.

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, specifies the accounting and disclosure requirements for such instruments.

On October 14, 2004, we entered into an interest rate cap arrangement that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (7.50% at December 31, 2005). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2005 the contract which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $130,000.

The interest rate cap arrangement was effective in hedging changes in cash flows related to certain debt obligations during 2005.

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

New Accounting Standard

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS 151 to have a material impact on the Company.

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 18 Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123 (R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments, which provides further guidance for the adopation of SFAS 123(R),discussed above. The Company will implement this new standard in the first quarter of our fiscal year 2006.

The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 between $650,000 and $700,000. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing and magnitude of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154") which replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting priciple and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.

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

On July 1, 2004, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired substantially all of the operating assets of Industrial Vision Source®(“IVS”) and SecurityandMore®(“S&M”) from American Building Control, Inc. The results of operations of IVS and S&M have been included in the consolidated financial statements of the Company since July 1, 2004. S&M supplies video surveillance and security equipment and IVS is a distributor of technologically advanced imaging components and video equipment. The acquisition of IVS and S&M furthers the Company’s expansion of our Security Products Segment, and specifically the Electronic Surveillance Products Division. The acquisition also expands our presence in the southwestern part of the United States and provides us with new mass merchant opportunities, an active e-commerce web site, a catalog sales channel and a high-end digital and fiber optics camera product line. The purchase price for IVS and S&M consisted of approximately $5.62 million of cash and the assumption of $290,000 of current liabilities. The purchase was allocated as follows: approximately $1.86 million for inventory; $1.37 million for accounts receivable; $100,000 for equipment; and the remainder of $2.58 million allocated to goodwill and other intangible assets. Of the $2.58 million of acquired intangible assets, $830,000 was assigned to registered trademarks and $531,000 was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer lists for $630,000 and product lists for $590,000. Customer and product lists were assigned a useful life of 10 years. The acquisition was accounted for as a business combination in accordance with SFAS 141,Business Combinations.

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

On November 23, 2005, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired the inventory and customer accounts of Securetek, Inc. (“Securetek”) which specializes in the sale of electronic video surveillance system components to security alarm dealers and installers. The results of operations of Securetek have been included in the consolidated financial statements of the Company since November 23, 2005. The purchase price for Securetek consisted of $1.9 million cash. The purchase price was allocated $489,000 to inventory with the remainder to goodwill and other intangible assets. Of the $1.53 million of acquired intangible assets, $485,000 was assigned to customer lists, $85,000 to trademarks and a covenant-not-to-compete and the remainder of $957,000 to goodwill. Customer lists and the covenant-not-to compete were assigned useful lives of 10 years and 3.5 years, respectively. The acquired business was relocated and integrated into the Company’s existing security operation in Ft. Lauderdale, Florida. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

On December 20, 2005, the Company, through a wholly owned subsidiary, sold an exterior-only car wash facility in Pennsylvania. Proceeds from the sale of this facility were approximately $400,000 resulting in a $240,000 gain on disposal.

4.  Goodwill

We completed our 2003 annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, 2003. The methodology applied was consistent with that of our transitional impairment testing and our 2002 annual test. The growth rate applied to future cash flows beyond detailed projections reward was 3%. The discount rates used varied from 7.25% to 15.0% for our security business and approximately 11% for our car and truck wash operations. In the fourth quarter of 2003, as a result of the annual impairment test of Goodwill and Other Intangibles, we recorded an impairment of approximately $3.4 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. This was principally due to a reduction in future projected cash flows resulting from extended departures from our historic revenue levels due to inclement weather and a slower economy. Additionally, in the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas region reporting unit of our Car and Truck Wash Segment. These impairments were principally due to reductions in future projected cash flows as determined during our 2005 budgeting process, which we completed in December, 2004. The projections of cash flows from these reporting units were reduced primarily due to two successive years of reductions in number of cars washed. We projected our car wash volume for 2004 based on the number of cars washed in these reporting units in the previous five years. We believe that fewer cars were actually washed during 2004 as a result of more inclement weather than in 2003, and increased competition near certain of our facilities in Texas and New Jersey. In the fourth quarter of 2005, we recorded an additional impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. The methodology applied in our 2005 annual impairment testing was consistent with that of our previous testing. We anticipate that the volume of cars washed in these regions will increase, if weather patterns return to the patterns existing in prior years. Impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis and whenever there is an impairment indicator. The Company cannot guarantee that there will not be impairments in subsequent years. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows (in thousands):

	Northeast	Texas	Security Products	Total
Balance at December 31, 2002	$5,528	$7,620	$282	$13,430
Reallocation of purchase price	-	671	(40)	631
Impairment loss	(3,438)	-	-	(3,438)

Balance at December 31, 2003	$2,090	$8,291	$242	$10,623
Impairment Loss	(998)	(6,727)	-	(7,725)
Reallocation of purchase price	-	-	158	158
Acquisition of IVS and S&M	-	-	531	531

Balance at December 31, 2004	1,092	1,564	931	3,587
Impairment Loss	-	(1,564)	-	(1,564)
Reallocation of Purchase Price	-	-	(160)	(160)
Acquisition of Securetek	-	-	957	957
Balance at December 31, 2005	$1,092	$-	$1,728	$2,820

5. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:
	Year ended December 31,
	2005	2004	2003
	(In thousands)
Balance at beginning of year	$449	$263	$198
Additions (charged to expense)	232	225	86
Adjustments	-	125	-
Deductions	(88)	(164)	(21)
Balance at end of year	$593	$449	$263

6.  Inventories

Inventories consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
Finished goods	$6,094	$5,402
Work in process	67	112
Raw materials and supplies	508	527
Fuel, merchandise inventory and car wash supplies	1,232	1,026
	$7,901	$7,067

7.  Other Intangible Assets

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$98	$21	$28	$13
Customer lists	1,184	165	699	79
Product lists	590	89	590	29
Deferred financing costs	416	215	421	188
Total amortized intangible assets	2,288	490	1,738	309
Non-amortized intangible assets:
Trademarks - Security Segment	1,424	-	1,400	-
Service mark - Car and Truck Wash Segment	106	-	106	-
Total non-amortized intangible assets	1,530	-	1,506	-

Total intangible assets	$3,818	$490	$3,244	$309

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2006	$217
2007	$215
2008	$212
2009	$200
2010	$192

Amortization expense of other intangible assets was approximately $185,000, $120,000 and $53,000, for the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average useful life of amortizing intangible assets was 10.2 years at December 31, 2005.

8.  Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
Notes payable to GMAC Commercial Mortgage (“GMAC”), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, through September 2013, collateralized by real property, equipment and inventory of certain of the Millennia Car Wash locations	$9,746	$10,625

Note payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A., interest rate of prime plus 0.25%(7.50% at December 31, 2005), is due in monthly installments of $59,235 including interest (adjusted annually), through November 2008, collateralized by real property and equipment of Eager Beaver Car Wash, Inc.	4,995	5,306

Notes payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2005) due in monthly installments totaling 44,797 per month including interest (adjusted annually) through various dates ranging from January 2005 to October 2009, collateralized by real property and equipment of certain of the Colonial Car Wash locations	3,132	3,480

Note payable to Chase, which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000. The Chase note, which provides for an interest rate of prime plus 0.25% (7.50% at December 31, 2005), is due in monthly installments of $41,255 including interest (adjusted annually), renewed through February 2008, collateralized by real property and equipment of the Genie Car Wash locations	3,532	3,785

Note payable to Western National Bank, interest rate of 8.75%, due in monthly installments of $20,988 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas	1,565	1,671

Note payable to Business Loan Express, interest rate of prime plus 2.5% (9.75% at December 31, 2005), is due in monthly installments of $13,003 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car Wash	1,338	1,372

Note payable to Merriman Park J.V., interest rate of 7.0% (adjusted annually), due in monthly installments of $10,147 including interest, through November 2011, collateralized by real property and equipment of certain of the Colonial Car Wash locations	588	671

Note payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2005), is due in monthly installments of $7,315 including interest (adjusted annually), through July 2006, collateralized by real property and equipment of the Superstar Kyrene Car Wash	623	665

Note payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2005), is due in monthly installments of $2,705 including interest (adjusted annually) through April 2010, collateralized by real property and equipment of the Red Baron Amarillo Truck Wash	283	295

Note payable to Wachovia, interest rate of one month LIBOR plus 2.50% (4.91% at December 31, 2004), was due in monthly principal payments of $4,049 plus accrued interest, and was collateralized by real property of Mace Security Products, Inc.	-	337

Capital lease payable to Columbia Credit Company, interestrate of 14.5%, due in monthly installments of $8,314 including interest, through May 2005, and was collateralized by certain equipment of the Shammy Man Car Wash location	-	32

Capital leases payable to various creditors, interest rates ranging from 7.75% to 9.97%, due in monthly installments of $5,930 including interest, through July 2007, collateralized by certain equipment of the Company	85	141

Note payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2005) due in monthly Installments of $7,363 including interest (adjusted annually), through September 2009, collateralized by real property and equipment of Mace Security Products, Inc.	787	815

	26,674	29,195

Less: current portion	2,209	2,634

	$24,465	$26,561

Of the 48 car washes owned or leased by us at December 31, 2005, 25 properties and related equipment with a net book value totaling $40.4 million secured first mortgage loans totaling $25.5 million.

The Company has available a short-term line of credit with Chase, Texas, N.A. which provides borrowing for inventory and accounts receivable financing up to $500,000 for the Company’s electronic surveillance operations. The availability under this line of credit is subject to an inventory and accounts receivable borrowing formula. There were no borrowings outstanding under this line of credit at December 31, 2005.

At December 31, 2005, the Company had three letters of credit outstanding totaling $1,078,000 as collateral relating to workers’ compensation insurance policies.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants including certain financial reporting requirements, the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending, and the maintenance of certain debt coverage ratios on a consolidated level. At December 31, 2005 we were not in compliance with our consolidated debt coverage ratios related to our GMAC notes payable and the limitation on capital spending related to our Chase notes payable. With respect to the GMAC notes payable, the Company’s debt service coverage requirement is 1.25:1. At December 31, 2005, the Company’s debt service coverage ratio was 1.07:1 and accordingly was not in compliance with the GMAC covenant. Additionally, the Mace guaranty agreement with GMAC requires the Company to provide GMAC audited, reviewed, or compiled financial statements by the Company’s independent certified public accountants within 90 days of the Company’s fiscal year end. The Company was not able to timely provide the required year end audited financial statements. GMAC granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant and delinquency in providing the Company’s year end audited financial statements at December 31, 2005, and for measurement periods through April 1, 2007 and, accordingly, a portion of the GMAC notes payable was reflected as non-current on our consolidated financial statements at December 31, 2005. Additionally, the Company has entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to debt service (collectively “ the debt service coverage ratio”) of 1.05:1 at December 31, 2004 and thereafter. The Company’s debt service coverage ratio was 1.09:1 at December 31, 2005 and accordingly was in compliance with this Chase covenant, as amended. The amended Chase term loan agreement also limits capital expenditures annually to $1.0 million and requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the first quarter Form 10-Q. The Company incurred capital expenditures of $1.4 million in 2005 and, accordingly, was not in compliance with this Chase covenant. The Company received a waiver of acceleration from Chase at December 31, 2005 and for measurement periods through January 1, 2007 related to exceeding the annual capital expenditure limit and the untimely financial statement filings and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at December 31, 2005. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1.

The Company sold or closed six unprofitable or marginally profitable car wash facilities and a lube facility from 2003 through 2005 and increased its prices in March 2004 within the Car and Truck Wash Segment to help improve cash flows for fiscal 2004. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Chase covenants or the GMAC covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $13.4 million and GMAC debt currently totaling $9.7 million, including debt recorded as long-term debt at December 31, 2005, would become payable on demand by the financial institution upon expiration of the current waivers. The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund our security business that we are attempting to grow. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt are as follows: 2006 - $2.2 million, 2007 - $2.4 million, 2008 - $7.1 million, 2009 - $7.0 million, 2010 - $1.6 million, 2011 and thereafter - $6.4 million.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2005	2004
	(In thousands)	(In thousands)
Accrued compensation	$928	$945
Property and other non-income taxes	462	317
Other	1,345	954
	$2,735	$2,216

10. Interest Expense, net

Interest expense, net of interest income consists of the following:

	Year Ended December 31
	2005	2004	2003
Interest expense	$(2,086)	$(2,010)	$(2,006)
Interest income	292	120	43
	$(1,794)	$(1,890)	$(1,963)

11. Other Income (Expense)

Other income(expense) consists of the following:

	Year Ended December 31
	2005	2004	2003

Investment income	$266	$-	$-
Rental income	169	159	208
Gain (loss) on sale of fixed assets	333	(15)	107
Hurricane damage loss	(107)	-	-
Business interruption insurance proceeds	-	59	115
Reserve for note receivable	-	-	(100)
Other	25	64	108
	$686	$267	$438

12. Stock Option Plans

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

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (“the 1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2005, 4,177,944 options have been granted under the 1993 and 1999 Plans including 3,719,760 nonqualified stock options.

Activity with respect to these plans is as follows:

	2005		2004		2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	2,971,264	$4.03	1,957,033	$4.27	1,305,283	$5.72
Options granted	300,000	$2.73	1,539,932	$4.05	791,000	$1.42
Options exercised	(1,750)	$1.85	(448,456)	$4.19	(30,000)	$1.32
Options canceled	(160,832)	$2.30	(77,245)	$9.04	(109,250)	$1.81
Options outstanding end of period	3,108,682	$4.00	2,971,264	$4.03	1,957,033	$4.27
Options exercisable	2,696,684		2,329,764		1,417,895	$5.28
Shares available for granting of options	3,984,382		4,123,550		5,586,237

Stock options outstanding at December 31, 2005 under both plans are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$1.28-$1.91	749,709	7.2	$1.43
$1.94-$2.97	653,147	7.7	$2.53
$3.00-$4.45	860,308	8.8	$3.93
$5.00-$5.59	632,291	6.8	$5.34
$8.63-$11.75	71,160	4.1	$10.06
$13.25-$19.50	132,067	3.5	$15.22
$22.00	10,000	3.4	$22.00
	3,108,682

In 1999, the Company issued warrants to purchase a total of 1,328,250 shares of the Company’s common stock at a weighted average exercise price of $4.22 per share (shares and exercise price are adjusted for one-for-two reverse stock split) in connection with the purchase of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors. The warrants are exercisable at various dates through August 2, 2009 and have exercise prices ranging from $2.75 to $18.50 per share. Through December 31, 2005, 281,818 warrants to purchase common stock have been exercised and 996,432 warrants to purchase common stock have expired. In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expire in 2009. The Company has a total of 433,000 warrants to purchase common stock outstanding at December 31, 2005, all of which are exercisable.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

13.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	As of December 31,
	2005	2004
	(In thousands)	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$267	$134
Inventories	28	28
Net operating loss carryforwards	6,543	6,202
Deferred revenue	197	184
Compensation	45	117
Car damage reserve	49	28
Accrued workers compensation costs	16	16
Federal Tax Credit	179	179
Other, net	72	-
Total deferred tax assets	7,396	6,888
Valuation allowance for deferred tax assets	(4,126)	(896)
Deferred tax assets after valuation allowance	3,270	5,992

Deferred tax liabilities:
Property, equipment and intangibles	(3,270)	(3,663)
Net deferred tax assets	$-	$2,329

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $18.015 million. The U.S. federal net operating loss carryforwards expire as follows:
Year of Expiration	Amount
2018	$989
2019	4,006
2020	3,239
2021	1,583
2022	2,822
2023	4,411
2025	965
$18,015

Additionally, the Company has $1.3 million of acquired corporation’s preacquisition state net operating loss carryforwards expiring from 2008 through 2018.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.2 million in 2005 with a total valuation allowance of $4.1 million at December 31, 2005 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2005, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

The components of income tax expense (benefit) are (in thousands):

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Current (principally state taxes)	$126	$112	$106
Deferred	2,313	(3,156)	(156)
Total income tax expense(benefit)	$2,439	$(3,044)	$(50)

The significant components of deferred income tax expense(benefit) attributed to the loss for the years ended December 31, 2005, 2004, and 2003 are as follows (In thousands):

	Year ended December 31,
	2005	2004	2003

Deferred tax expense (benefit)	$133	$(1,780)	$2,074
Loss carryforward	(1,110)	(1,400)	(2,002)
Valuation allowance for deferred tax assets	3,290	24	(228)
	$2,313	$(3,156)	$(156)

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands)

Tax at U.S. federal statutory rate	$(903)	$(3,175)	$(1,255)
State taxes, net of federal benefit	40	(124)	233
Goodwill impairment	-	349	1,203
Nondeductible costs and other acquisition accounting adjustments	12	16	7
Valuation allowance for deferred tax assets	3,290	24	(228)
Other adjustments	-	(134)	(10)
Total income tax expense (benefit)	$2,439	$(3,044)	$(50)

14. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share: (in thousands except loss per share)

	Year ended December 31,
	2005	2004	2003
Numerator (In thousands):
Net loss	$(5,020)	$(6,410)	$(3,533)

Denominator:
Denominator for basic loss per share - weighted average shares	15,271,637	13,679,604	12,414,816
Dilutive effect of options and warrants	-	-	-
Denominator for diluted lossper share - weighted average shares	15,271,637	13,679,604	12,414,816

Basic loss per share:
Net loss	$(0.33)	$(0.47)	$(0.28)

Diluted loss per share:
Net loss	$(0.33)	$(0.47)	$(0.28)

The dilutive effect of options and warrants of 275,044, 491,082, and 40,399 at December 31, 2005, 2004 and 2003, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

15.  Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

16.  Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 are as follows: 2006 - $919,000 million; 2007 - $874,000; 2008 - $734,000; 2009 - $545,000; 2010 - $424,000 and thereafter - $2.3 million. Rental expense under these leases was $1.3 million, $1.3 million and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has produced documents requested in subpoena issued in connection with an investigation conducted by the United States Securities and Exchange Commission of possible securities law violations. The subpoena was issued on October 27, 2003. The Company produced all documents that were requested and has not been contacted by the United States Securities and Exchange Commission regarding the investigation since February, 2004. The Company intends to fully cooperate with the United States Securities and Exchange Commission's investigation.

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

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2005, 2004, and 2003 revenues under these leases were approximately $179,000, $163,000 and $214,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

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

In December 2003, one of the Company’s car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleged that the plaintiff was entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The case has been settled and the Company’s insurer has paid the plaintiff $200,000 in compensation and approximately $55,000 in reimbursement of litigation costs.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

17. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell. During the year ended December 31, 2002, we wrote down assets determined to be impaired by approximately $1.2 million. The asset write-down related to one of our full service car wash sites in Texas and two full service car wash sites in Arizona. We have determined that due to changing demographics and increased competition in the geographic areas of these sites, their future expected cash flows will not be sufficient to recover their respective carrying values. During the quarter ended June 30, 2003, we further wrote down the assets related to one of the full service car wash sites in Arizona which we partially wrote down at December 31, 2002, by an additional $351,000. The additional write-down was the result of the impending loss of a significant customer of this site resulting in an additional reduction of the future expected cash flows of this site and the ability to recover the site’s carrying value. We closed the facility effective September 30, 2003. During the quarter ended June 30, 2004, we sold the other Arizona car wash site recording a loss of $51,000 on the disposition. We continue to market the Texas site for sale and have written down these assets to their estimated fair market values. Additionally, as a result of our SFAS144 quarterly review during the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 and an additional $966,000 during the quarter ended September 30, 2005 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. Within the next two years, Eagle is obligated under the agreement to purchase the truck washes and be delivered title to the assets for $1.2 million, consideration consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages.

18.  Related Party Transactions

From November, 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at December 31, 2005.

Louis D. Paolino, Jr. purchased approximately $44,600 and $20,600 of the Company’s products in fiscal 2005 and 2004, respectively, at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino was approximately $18,300 and $6,600 in fiscal 2005 and 2004, respectively.

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $126,000, $111,000 and $110,000 for 2005, 2004, and 2003, respectively.

From January 1, 2004 through December 31, 2005, the Company’s Security Segment sold approximately $146,300 of electronic security equipment to two companies, each of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to these companies is no more favorable than the pricing given to third party customers who purchase in similar volume.  At December 31, 2005, $13,529 was owed from one of these companies to Mace.

On September 29, 2005, Louis Paolino III, the son of the Company’s Chief Executive Officer, Louis Paolino, Jr., purchased from the Company a warehouse bay in Hollywood, Florida that is no longer used in the Company’s operations for $306,000 in cash. The Company’s Audit Committee authorized the Company on February 14, 2005 to proceed with a sale of the warehouse property to Louis Paolino III for $306,000. The Company paid $256,688 for the property in 2003. The warehouse property was appraised by a third party independent appraiser on January 18, 2005 at an estimated market value of $306,000.

19. Segment Reporting

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

Selected financial information for each reportable segment is as follows:

	Year ended December 31,
	2005	2004	2003
Revenues:	(In thousands)
Car and truck wash - external customers	$43,333	$41,015	$43,415
Security - external customers	24,909	16,632	5,581
	$68,242	$57,647	$48,996

Segment Operating (loss) income:
Corporate (1)	$(3,450)	$(3,485)	$(2,987)
Car and truck wash	4,534	4,300	4,917
Security	(28)	(368)	(190)
	$1,056	$447	$1,740

Assets:
Car and truck wash	$75,876	$83,978	$83,262
Security	20,235	18,779	7,340
	$96,111	$102,757	$90,602

Capital expenditures:
Corporate	$10	$5	$5
Car and truck wash	1,140	1,456	872
Security	424	3,809	578
	$1,574	$5,270	$1,455

Depreciation and amortization:
Corporate	$43	$62	$62
Car and truck wash	1,911	2,187	1,795
Security	399	260	101
	$2,353	$2,509	$1,958

(1) Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Total operating income for reportable segments	$1,056	$447	$1,740
Costs of terminated acquisitions	-	(53)	-
Goodwill and asset impairment charges	(2,529)	(8,225)	(3,798)
Total reported operating loss	$(1,473)	$(7,831)	$(2,058)

20. Subsequent Events

(Unaudited) On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company is in the process of responding to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which states that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings. See Item 3, Legal Proceedings. From March 13, 2006 through May 31, 2006, the Company incurred $390,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $375,000 associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnity and advance legal costs for its officers and directors. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC for $19.5 million. The purchase price consists of $18.5 million in cash and $1.0 million to be paid to the Company in the form of a three-year promissory note bearing 7.5% interest. The note , when issued, would have a $250,000 principal payment due on each of the first and second anniversary dates of the promissory note’s issuance, with the balance of $500,000 due and payable on the third anniversary. The transaction is expected to close by July 31, 2006.

On June 16, 2006, the Company sold its Deptford, New Jersey exterior only car wash for $1.025 million in cash.

On April 19, 2006 and May 17, 2006, the Company received two separate Nasdaq Staff Determinations that it was not in compliance with Marketplace Rule 4310(c) (14) regarding the requirement to file with The Nasdaq Stock Market all documents required to be filed with the Securities and Exchange Commission. The April 19, 2006, Nasdaq Staff Determination was issued due to the Company not timely filing its Annual Report on Form 10-K for the year ended December 31, 2005 ("Form 10-K"). The May 17, 2006 Nasdaq Staff Determination was issued due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 ("Form 10-Q"). In accordance with the procedures for the Nasdaq Stock Market, the Company requested that the Nasdaq Hearing Qualifications Panel ("Panel") grant the Company an exception to Marketplace Rule 4310(c) (14) that would allow the Company's stock to remain listed. A hearing before the Panel was held on May 25, 2006. The Panel issued its ruling on June 28, 2006. The Panel's ruling granted an exception allowing the Company's common stock to remain listed, provided that the Company files its Form 10-K and Form 10-Q on or before August 15, 2006 and demonstrated compliance with all other requirements for continued listing on The Nasdaq National Market.

On June 27, 2006, the Company signed an agreement to sell its car wash in Norristown, Pennsylvania for $2 million cash.  Among other items, the agreement calls for the closing to occur by September 10, 2006.

On July 12, 2006, the Company received an updated letter from GMAC granting a waiver of acceleration related to non-compliance with its debt coverage ratio covenant requirement and its delinquency in providing the Company's year end audited financial statements. The waiver was granted as of December 31, 2005, and for measurement periods through April 1, 2007.

21. Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$16,851	$18,773	$16,086	$16,532	$68,242
Gross profit	$4,577	$5,381	$4,004	$4,501	$18,463
Net income (loss)	$11	$439	$(1,128)	$(4,342)	$(5,020)
Diluted net income
(loss) per share	$-	$0.03	$(0.07)	$(0.28)	$(0.33)

Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$12,675	$12,605	$16,647	$15,720	$57,647
Gross profit	$3,677	$3,459	$4,157	$4,305	$15,598
Net income (loss)	$217	$(14)	$(229)	$(6,384)	$(6,410)
Diluted net income
(loss) per share	$0.02	$-	$(0.02)	$(0.44)	$(0.47)

Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$12,611	$12,317	$11,897	$12,171	$48,996
Gross profit	$3,680	$3,387	$2,949	$3,168	$13,184
Net income (loss)	$342	$(88)	$(182)	$(3,605)	$(3,533)
Diluted net income
(loss) per share	$0.03	$(0.01)	$(0.01)	$(0.29)	$(0.28)

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

EXHIBIT INDEX

Exhibit No.	Description
10.176	Compensation Arrangements with Certain Executive Officers and Directors

10.179	Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Chase Bank, N.A. in the amount of $500,000.

11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Global Truck Wash Facility Acquisition Agreement dated December 31, 2005, between Eagle United Truck Wash, LLC and Mace Truck Wash, Inc.