Form 10-Q
period 2006-03-31
MACE SECURITY INTERNATIONAL INC
filed 2006-08-14
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006     COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Crawford Place, Suite 400, Mt. Laurel, NJ 08054
(Address of Principal Executive Offices)

Registrant's Telephone No., including area code: (856) 778-2300

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 8, 2006, there were 15,275,382 Shares of Registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc. and Subsidiaries
Form 10-Q
Quarter Ended March 31, 2006

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)

ASSETS	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,440	$8,360
Short-term investments	3,215	3,020
Accounts receivable, less allowance for doubtful accounts of $656 and $593 in 2006 and 2005, respectively	3,264	2,774
Inventories	8,855	7,901
Prepaid expenses and other current assets	2,511	2,556
Assets held for sale	16,996	—
Total current assets	40,281	24,611
Property and equipment:
Land	23,209	31,639
Buildings and leasehold improvements	26,891	35,986
Machinery and equipment	9,670	11,802
Furniture and fixtures	622	576
Total property and equipment	60,392	80,003
Accumulated depreciation and amortization	(12,427)	(14,923)
Total property and equipment, net	47,965	65,080

Goodwill	2,820	2,820
Other intangible assets, net of accumulated amortization of $549 and $490 in 2006 and 2005, respectively	3,273	3,328
Other assets	293	272
Total assets	$94,632	$96,111

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2006	December 31, 2005
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,220	$2,209
Accounts payable	3,893	4,231
Income taxes payable	351	320
Deferred revenue	331	501
Accrued expenses and other current liabilities	2,657	2,735
Liabilities related to assets held for sale	10,270	—
Total current liabilities	18,722	9,996

Long-term debt, net of current portion	14,766	24,435
Capital lease obligations, net of current portion	16	30

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	—	—
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 15,272,882 in 2006 and 2005	153	153
Additional paid-in capital	88,720	88,458
Accumulated other comprehensive income	349	167
Accumulated deficit	(28,094)	(27,128)
Total stockholders’ equity	61,128	61,650
Total liabilities and stockholders’ equity	$94,632	$96,111

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Three Months Ended March 31,
	2006	2005
Revenues:
Car and truck wash and detailing services	$6,105	$6,691
Lube and other automotive services	800	744
Fuel and merchandise sales	858	906
Security sales	6,527	6,365
	14,290	14,706
Cost of revenues:
Car and truck wash and detailing services	4,689	4,749
Lube and other automotive services	617	613
Fuel and merchandise sales	754	788
Security sales	4,590	4,579
	10,650	10,729

Selling, general and administrative expenses	4,038	3,341
Depreciation and amortization	454	466

Operating (loss) income	(852)	170

Interest expense, net	(264)	(218)
Other income	90	79
Income from operating agreement	27	—
(Loss) income from continuing operations before income taxes	(999)	31

Income tax expense	39	11

(Loss) income from continuing operations	(1,038)	20
Income (loss) from discontinued operations, net of tax	72	(9)
Net (loss) income	$(966)	$11
Per share of common stock (basic and diluted):
(Loss) income from continuing operations	$(0.07)	$—
Income (loss) from discontinued operations	0.01	—
Net (loss) income	$(0.06)	—

Weighted average shares outstanding:
Basic	15,272,882	15,271,132
Diluted	15,272,882	15,655,863

See accompanying notes.

 Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2005	15,272,882	$153	$88,458	$167	$(27,128)	$61,650
Stock-based compensation expense			262			262
Change in fair value of cash flow hedge				31		31
Unrealized gain on short-term investments				151		151
Net loss					(966)	(966)
Total comprehensive loss						(784)
Balance at March 31, 2006	15,272,882	$153	$88,720	$349	$(28,094)	$61,128

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2006	2005

Operating activities
Net (loss) income	$(966)	$11
(Income) loss from discontinued operations	(72)	9
(Loss) income from continuing operations	(1,038)	20
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	454	466
Stock-based compensation	259	—
Provision for losses on receivables	69	71
Gain on sale of property and equipment	—	(33)
Gain on short-term investments	(44)	—
Deferred income taxes	—	2
Changes in operating assets and liabilities:
Accounts receivable	(532)	17
Inventories	(1,032)	(844)
Prepaid expenses and other assets	71	206
Accounts payable	(445)	(878)
Deferred revenue	(9)	(31)
Accrued expenses	(195)	70
Income taxes payable	31	10
Net cash used in operating activities-continuing operations	(2,411)	(924)
Net cash provided by operating activities-discontinued operations	359	358
Net cash used in operating activities	(2,052)	(566)
Investing activities
Purchase of property and equipment	(196)	(295)
Proceeds from sale of property and equipment	—	390
Payments for intangibles	(4)	(1)
Net cash (used in) provided by investing activities-continuing operations	(200)	94
Net cash used in investing activities-discontinued operations	(123)	(101)
Net cash used in investing activities	(323)	(7)
Financing activities
Payments on long-term debt and capital lease obligations	(303)	(665)
Cost of issuance of common stock	—	(51)
Net cash used in financing activities-continuing operations	(303)	(716)
Net cash used in financing activities-discontinued operations	(242)	(248)
Net cash used in financing activities	(545)	(964)
Net decrease in cash and cash equivalents	(2,920)	(1,537)
Cash and cash equivalents at beginning of period	8,360	14,499
Cash and cash equivalents at end of period	$5,440	$12,962

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively “the Company”, “we” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In February 2006, the Company initiated a plan to sell its Arizona car wash region. In the quarter ended March 31, 2006, the results for the Arizona car wash region have been classified as discontinued operations in the statement of operations and the statement of cash flows. Additionally, the statements of operations and the statement of cash flows for 2005 have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations). The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC ("Eagle") to lease Mace's five truck washes beginning January 1, 2006 for up to two years. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. On January 1, 2006, we adopted SFAS123(R) Share-Based Payment, which requires compensation expense to be recognized for all share-based payments to employees based on the fair value of the award at the date of grant. We adopted SFAS123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005, as well as for all unvested awards outstanding at the date of adoption. Under this transition method the results of operations for prior periods have not been restated. We will, however, continue to disclose pro forma financial information for periods prior to the adoption of SFAS123(R). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.  New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on the Company.

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

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments, which provides further guidance for the adopation of SFAS 123(R), discussed above. The Company implemented this new standard in the first quarter of our fiscal year 2006.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154") which replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreement	$98	$27	$98	$21
Customer lists	1,184	198	1,184	165
Product lists	590	103	590	89
Deferred financing costs	416	221	416	215
Total amortized intangible assets	2,288	549	2,288	490
Non-amortized intangible assets:
Trademarks - Security Segment	1,428	—	1,424	—
Service mark - Car and Truck Wash Segment	106	—	106	—
Total non-amortized intangible assets	1,534	—	1,530	—

Total intangible assets	$3,822	$549	$3,818	$490

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2006	$292
2007	$264
2008	$235
2009	$199
2010	$191

4. Business Combinations and Divestitures

On November 23, 2005, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired the inventory and customer accounts of Securetek, Inc. (“Securetek”) which specializes in the sale of electronic video surveillance system components to security alarm dealers and installers. The results of operations of Securetek have been included in the consolidated financial statements of the Company since November 23, 2005. The purchase price for Securetek consisted of $1.9 million in cash, net of liabilities assumed. Of the purchase price, $489,000 was allocated to inventory and the remainder to goodwill and other intangible assets. Of the $1.53 million of acquired intangible assets, $485,000 was assigned to customer lists, $85,000 to trademarks and a covenant-not-to-compete and the remainder of $957,000 to goodwill. Customer lists and the covenant-not-to-compete were assigned useful lives of 10 years and 3.5 years, respectively. The acquired business was relocated and integrated into the Company’s existing security operation in Ft. Lauderdale, Florida. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

On December 20, 2005, the Company, through a wholly owned subsidiary, sold an exterior-only car wash facility in Pennsylvania. Proceeds from the sale of this facility were approximately $400,000 resulting in a $240,000 gain on disposal.

5. Discontinued Operations

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. The purchase price consisted of $18.5 million in cash and $1.0 million to be paid to the Company in the form of a three-year promissory note bearing 7.5% interest. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The Company is negotiating with CW Acquisition and several other parties who have expressed an interest in purchasing the 12 car washes in the Arizona region under similar terms. Management believes a sale of the Arizona car wash region is probable to occur within one year. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this operation have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $2,768,000 and $2,145,000 for the quarters ended March 31, 2006 and 2005, respectively. Operating income from discontinued operations was $276,000 and $210,000 for the quarters ended March 31, 2006 and 2005, respectively.

Assets and liabilities held for sale are comprised of the following at March 31, 2006 (in thousands):

Assets held for sale:

Inventory	$89
Property, plant and equipment, net	16,907

Total assets	$16,996

Liabilities related to assets held for sale:

Current portion of long-term debt	$1,019
Long-term debt, net of current portion	9,109
Deferred revenue	142

Total liabilities	$10,270

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In 2005, stock-based employee compensation costs were not reflected in results of operations, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant.

SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of $650,000 to $700,000. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

During the quarter ended March 31, 2006, the Company granted 352,000 stock options at a weighted-average fair value of $1.60 per share, risk free interest rates ranging from 4.36% to 4.59%, a expected volatility of the market price of the Company’s common stock of 50%, a dividend yield of 0%, an expected life of ten years, and a 0% forfeiture rate. As a result of adopting SFAS123(R) on January 1, 2006, the Company recorded non-cash compensation expense of approximately $262,000 ($259,000 is continuing operations and $3,000 is discontinued operations) in the quarter ended March 31, 2006. As of March 31, 2006, total unrecognized stock-based compensation expense was approximately $937,000, which has a weighted- average period of approximately 1.1 years to be recognized.

Pro forma information regarding net income and earnings per share was required by SFAS 123, and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2005: risk-free interest rate of 4.06%; dividend yield of 0%; a historical volatility of the market price of the Company’s common stock of 56%; a weighted-average expected life of the option of ten years; and a 0% forfeiture rate. In the quarter ended March 31, 2005, 90,000 options were granted with a weighted-average fair value of $2.13 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

Quarter Ended March 31, 2005

Net income as reported	$11
Less: Stock-based compensation costs under fair value based method for all awards	(219)
Pro forma net loss	$(208)

Loss per share - basic and diluted
As reported	$—
Pro forma	$(0.01)

7. Commitments and Contingencies

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company is in the process of responding to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006. The Special Counsel's finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability for possible civil, administrative or criminal fines or penalties. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues. Also see Item 4. Controls and Procedures.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies, in all material respects, with all applicable laws relating to its business.

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting should the officer be terminated upon a change in control of the Company. Additionally, the employment agreement of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., dated August 12, 2003 and expiring August 12, 2006, entitles Mr. Paolino to receive a fee of $2.5 million upon termination of employment under certain conditions. The employment agreement also provides for a bonus of $2.5 million upon a change in control. On and after August 12, 2006, Mr. Paolino is employed on a month-to-month basis. Mr. Paolino and the Company anticipate entering into a new employment agreement shortly after August 12, 2006.

In December 2003, one of the Company’s car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleged that the plaintiff was entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The case has been settled and the Company’s insurer has paid the plaintiff $200,000 in compensation and approximately $55,000 in reimbursement of litigation costs. A liability was recorded for the settlement and related costs as of December 31, 2005.

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

On July 20, 2004, the Company received a letter from the United States Securities and Exchange Commission. This letter requested that the Company voluntarily provide information and documents relating to Price Legacy Corporation’s sale of 1,875,000 shares of the Company’s common stock on the open market in April, 2004 and Price Legacy Corporation’s payment of $8.95 million to the Company in exchange for the Company removing a sales restriction from 1,750,000 of the shares that were sold. The Company supplied the information in August of 2004. The Company has not been contacted by the Securities and Exchange Commission since supplying the information. The Company intends to fully cooperate with the Unites States Securities and Exchange Commission in this matter.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Car and Truck Wash	Security	Corporate Functions *
Three months ended March 31, 2006
Revenues from external customers	$7,790	$6,527	$—
Intersegment revenues	$—	$—	$—
Segment operating income (loss)	$553	$(126)	$(1,279)
Segment assets	$55,705	$21,931	$—
Goodwill	$1,092	$1,728	$—
Capital expenditures	$99	$96	$1
Three months ended March 31, 2005
Revenues from external customers (Restated)	$8,341	$6,365	$—
Intersegment revenues	$—	$140	$—
Segment operating income (loss) (Restated)	$1,038	$(1)	$(867)
Segment assets	$82,165	$19,241	$—
Goodwill	$2,655	$932	$—
Capital expenditures	$276	$118	$2

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. We must make these estimates and assumptions because certain information that we use is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

10. Income Taxes

The Company recorded income tax expense of $39,000 and $11,000 from continuing operations for the three months ended March 31, 2006 and 2005, respectively. Income tax (benefit) expense reflects the recording of income taxes on income at an effective rate of approximately (4)% and 35% in 2006 and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. Additionally, the Company recorded an income tax benefit of $5,000 related to discontinued operations for the three months ended March 31, 2005.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating loss carryforwards (“NOLs”), including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At March 31, 2006, the Company had a valuation allowance against deferred tax assets of $4.5 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $364,000 in the quarter ending March 31, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the first quarter ending March 31, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

11. Related Party Transactions

From November 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at both December 31, 2005 and March 31, 2006.

During the Company’s fiscal year ended December 31, 2005 and the first three months ending March 31, 2006, Louis D. Paolino, Jr. purchased approximately $44,500 and $300, respectively of the Company’s products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino in the Company’s fiscal year ended December 31, 2005 and the first three months ending March 31, 2006 was approximately $18,200 and $200, respectively.

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $31,700 for the three months ending March 31, 2006 and 2005.

During the Company’s fiscal year ended December 31, 2005 and the first three months ending March 31, 2006, the Company’s Security Segment sold approximately $36,000 and $0, respectively, of electronic security equipment to a company of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to this company is no more favorable than the pricing given to third party customers who purchase in similar volume.  At March 31, 2006, $8,800 was owed from this company to Mace.

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

12. Equity

On July 29, 2004, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of March 31, 2006, the Company did not purchase any shares on the open market.

13. Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2006, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $26.1 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $11.3 million, including $9.1 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than 12 months from March 31, 2006. We have three letters of credit outstanding at March 31, 2006, totaling $1,078,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2006.

Our two most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to Capmark Finance Inc. (“Capmark”), the successor of General Motors Acceptance Corp. (“GMAC”) in the amount of $9.5 million, included in current liabilities in liabilities related to assets held for sale, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $13.2 million, $11.6 million of which was classified as non-current debt at March 31, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages.

At March 31, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .99:1 at March 31, 2006. Capmark granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio was .99:1 at March 31, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the required quarterly financial statements. The Company received a waiver of acceleration with respect to this debt coverage ratio and financial reporting delinquency from Chase as of March 31, 2006 through April 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at March 31, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Chase and Capmark covenants and may need to seek additional waivers or amendments.

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $13.2 million and Capmark debt totaling $9.5 million, including debt recorded as long-term debt at March 31, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 54% of our total revenues in the three months ended March 31, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):
	Three Months Ended March 31,
	2006	2005
Numerator:
Net (loss) income	$(966)	$11
Denominator:
Denominator for basic earnings per share - weighted-average shares	15,272,882	15,271,132
Dilutive effect of options and warrants	—	384,731
Denominator for diluted earnings per share - weighted- average shares	15,272,882	15,655,863

Basic and diluted earnings per share	$(0.06)	$0.00

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 213,627 for the three months ended March 31, 2006.

15. Subsequent Events

On June 16, 2006, we completed the sale of our Deptford, New Jersey exterior only car wash for $1.025 million in cash and reported a gain on the sale of $202,000.

On April 19, 2006 and May 17, 2006, the Company received two separate Nasdaq Staff Determinations that it was not in compliance with Marketplace Rule 4310(c) (14) regarding the requirement to file with The Nasdaq Stock Market all documents required to be filed with the Securities and Exchange Commission. The April 19, 2006, Nasdaq Staff Determination was issued due to the Company not timely filing its Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The May 17, 2006 Nasdaq Staff Determination was issued due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“Form10-Q”). In accordance with the procedures for the Nasdaq Stock Market, the Company requested that the Nasdaq Hearing Qualifications Panel (“Panel”) grant the Company an exception to Marketplace Rule 4310(c) (14) that would allow the Company’s stock to remain listed. A hearing before the Panel was held on May 25, 2006. The Panel issued its ruling on June 28, 2006. The Panel’s ruling granted an exception allowing the Company’s common stock to remain listed, provided that the Company files its Form 10-K and Form 10-Q on or before August 14, 2006 and demonstrated compliance with all other requirements for continued listing on The Nasdaq National Market.

On June 27, 2006, the Company signed an agreement to sell its car wash in Norristown, Pennsylvania for $2 million cash. Among other items, the agreement calls for the closing to occur by September 10, 2006.

On July 12, 2006, the Company received an updated letter from Capmark granting a waiver of acceleration related to non-compliance with its debt ratio covenant requirement and its delinquency in providing the Company’s year end audited financial statements. The waiver was granted as of December 31, 2005, and for measurement periods through April 1, 2007.

On July 26, 2006, the Company signed an agreement to sell a full service car wash in Dallas, Texas for $1.85 million in cash. Among other items, the agreement calls for closing to occur by September 24, 2006.

On August 4, 2006 the Asset Purchase Agreement (“Agreement”) between the Company and CW Acquisition, LLC (“CW Acquisition”) for the sale of the Company’s 12 Arizona car washes was terminated. The Agreement was terminated because CW Acquisition was unable to close the transaction on or before the required date of August 4, 2006. The Company has retained, as liquidated damages, $312,500 which was the amount of CW Acquisition’s deposit under the Agreement.

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

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Revenue Recognition and Deferred Revenue

Revenues from the Company’s Car and Truck Wash Segment are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year, as well as utilizing historical sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Revenues from the Company’s Security Segment are recognized when shipments are made or for sales when title has passed. Shipping and handling charges and costs of $168,000 and $124,000, in the three months ending March 31, 2006 and 2005, respectively, are included in revenues; the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At March 31, 2006, the Company had approximately $3.2 million of investments classified as available for sale in three funds. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the quarter ended March 31, 2006, the Company realized a total gain of $44,000. Additionally, an unrealized gain of approximately $307,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at March 31, 2006.

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

  Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, customer lists, product lists, trademarks, and a registered national brand name. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks and brand name are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In 2005, stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant.

Prior to adoption of SFAS123, the Company elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of $650,000 to $700,000. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

      Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $533,000 and $479,000 for the three months ended March 31, 2006 and 2005, respectively. Income taxes paid were $8,000 in the three months ended March 31, 2006 and $0 in the three months ended March 31, 2005.

Introduction
Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2006 for the Car and Truck Wash Segment were comprised of approximately 79% car wash and detailing, 10% lube and other automotive services, and 11% fuel and merchandise. Additionally, our Arizona region is being reported as discontinued operations (see Note 5 of the Note to Consolidated Financial Statements) and, accordingly, has been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $2,768,000 and $2,145,000 for the quarters ended March 31, 2006 and 2005, respectively. Operating income from discontinued operations was $276,000 and $210,000 for the quarters ended March 31, 2006 and 2005, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. Within the next two years, Eagle is obligated under the agreement to purchase the truck washes and be delivered title to the assets for $1.2 million, consideration consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense.

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

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal defense sprays, personal alarms, biometric locks, high-end digital and fiber optic cameras and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, internet and sales through a call center.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were approximately $5.4 million at March 31, 2006. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 29.9% at March 31, 2006, and 30.2% at December 31, 2005.

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

As of March 31, 2006, we had working capital of approximately $21.6 million. At December 31, 2005, working capital was approximately $14.6 million. Our positive working capital increased by approximately $7.0 million from December 31, 2005 to March 31, 2006 principally due to the reclassification of assets and liabilities of our Arizona region at March 31, 2006 as assets, and related liabilities, held for sale.

During the three month periods ending March 31, 2006 and 2005, we made capital expenditures of $222,000 and $276,000, respectively, including $123,000 and $101,000 of capital expenditures related to discontinued operations, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $500,000 for the remainder of the year ending December 31, 2006. In years subsequent to 2006, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $650,000 to $800,000. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital Expenditures for our Security Segment were $96,000 and $118,000 for the three month periods ending March 31, 2006 and 2005, respectively. We estimate capital expenditures for the Security Segment at approximately $50,000 for the remainder of 2006.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2006 and in years subsequent to 2006. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At March 31, 2006, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2006 and in years subsequent to 2006 is largely dependent on the marketing success we achieve with our video surveillance systems and components.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. From March 13, 2006 through June 30, 2006, the Company incurred $433,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $427,000 associated with the governmental investigation and the Company’s defense and negotiations with the government. Total legal, consulting and accounting expenses associated with these investigations in the six months ending June 30, 2006 were $860,000. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

We believe our cash balance of approximately $5.4 million at March 31, 2006, cash flow from operating activities and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure funding needs through at least the next twelve months and provide for growth in 2006. If the cash provided from operating activities does not improve in 2006 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in obtaining financing by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended March 31, 2006 we were in default on certain of our debt covenants. We obtained waivers through April 1, 2007 from the lenders. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At March 31, 2006, we had borrowings, including capital lease obligations and discontinued operations, of approximately $26.1 million. We had three letters of credit outstanding at March 31, 2006, totaling $1,078,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2006.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At March 31, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .99:1 at March 31, 2006. Capmark granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio was .99:1 at March 31, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the required quarterly financial statements. The Company received a waiver of acceleration with respect to this debt coverage ratio and financial reporting delinquency from Chase at March 31, 2006 through April 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at March 31, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Chase covenants or the Capmark covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $13.2 million and Capmark debt currently totaling $9.5 million, including debt recorded as long-term debt at March 31, 2006, would become payable on demand by the financial institution upon expiration of the current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2006, including discontinued operations (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$26,057	$11,292	$6,673	$6,070	$2,022
Capital leases (2)	72	56	16	—	—
Minimum operating lease payments	5,579	920	1,514	934	2,211
	$31,708	$12,268	$8,203	$7,004	$4,233

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$—	$—	$—	$—	$—
Standby letters of credit (4)	1,078	1,078	—	—	—
	$1,078	$1,078	$—	$—	$—

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
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at March 31, 2006.
(4) The Company also maintains a $600,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2006. Outstanding letters of credit of $1,078,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 12, 2003. The principal terms of the employment agreement include: an annual salary of $400,000; a car at a lease cost of $1,500 per month; provision for certain medical and other employee benefits; prohibition against competing with Mace during employment and for a three-month period following a termination of employment; and a $2.5 million payment in the event that Mr. Paolino's employment is terminated for certain reasons set forth in the employment agreement. The termination payment is not due in the event of termination due to death or disability or certain prohibited conduct, as more fully set forth in the employment agreement. The termination payment is due if Mr. Paolino is terminated for unsatisfactory job performance. The employment agreement also entitles Mr. Paolino to a $2.5 million change-of-control bonus. On and after August 12, 2006, Mr. Paolino is employed on a month-to-month basis. Mr. Paolino and the Company anticipate entering into a new employment agreement shortly after August 12, 2006.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.05 million for the three months ended March 31, 2006. Cash used in operating activities in 2006 was primarily due to a net loss, increases in accounts receivable and inventory, primarily in the security segment, and a reduction in accounts payable and accrued expenses. Net cash used in operating activities totaled $566,000 for the three months ended March 31, 2005. Cash used in operating activities in 2005 was primarily due to an increase in inventories of our Security Segment of $770,000 and a decrease in accounts payable of $846,000 primarily due to the payment of real estate taxes in the first quarter of 2005.

Investing Activities. Cash used in investing activities totaled approximately $323,000 for the three months ended March 31, 2006, which includes capital expenditures of $99,000 related to ongoing car wash operations, $96,000 for the Security Segment and $123,000 for discontinued operations. Cash used in investing activities totaled $7,000 for the three months ended March 31, 2005, which includes capital expenditures of $396,000 and proceeds of $390,000 from the sale of an unused warehouse bay in one of our Florida facilities.

Financing Activities. Cash used in financing activities was approximately $303,000 from continuing operations for the three months ended March 31, 2006, for routine principal payments on debt and $242,000 from discontinued operations for the same period. Cash used in financing activities was $964,000 for the three months ended March 31, 2005, which includes routine principal payments on debt of $575,000 and payoff of $338,000 of debt utilizing proceeds from the sale of a warehouse bay.

Results of Operations for the Three Months Ended March 31, 2006
Compared to the Three Months Ended March 31, 2005

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenues	100.0%	100.0%
Cost of revenues	74.5	72.9
Selling, general and administrative expenses	28.3	22.7
Depreciation and amortization	3.2	3.2
Operating (loss) income	(6.0)	1.2
Interest expense, net	(1.8)	(1.5)
Other income	0.6	0.5
Income from operating agreement	0.2	—
(Loss) income from continuing operations before income taxes	(7.0)	0.2
Income tax expense	0.3	0.1
(Loss) income from continuing operations	(7.3)	0.1
Income (loss) from discontinued operations	0.5	—
Net (loss) income	(6.8)%	0.1%

Revenues

Car and Truck Wash Services

Revenues for the three months ended March 31, 2006 were $7.8 million as compared to $8.3 million for the three months ended March 31, 2005, a decrease of $0.5 million or 7%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $7.8 million of revenues for the three months ended March 31, 2006, $6.1 million or 79% was generated from car wash and detailing, $800,000 or 10% from lube and other automotive services, and $858,000 or 11% from fuel and merchandise sales. Of the $8.3 million of revenues for the three months ended March 31, 2005, $6.7 million or 80% was generated from car wash and detailing, $744,000 or 9% from lube and other automotive services, and $906,000 or 11% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the truck wash operation being leased to a third party effective January 1, 2006. In the first quarter of 2006, the Company earned $27,000 under this lease. In the first quarter of 2005, the truck washes generated $451,000 in revenue. Overall car wash volumes declined 5.8% in the first quarter of 2006 as compared to the first quarter of 2005. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.35 in the first quarter of 2006, from $14.78 in the same period in 2005. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services.

Security

Revenues within the Security Segment were approximately $6.5 million and $6.4 million for the three months ended March 31, 2006 and 2005, respectively. Of the $6.5 million of revenues for the three months ended March 31, 2006, $2.6 million or 40% was generated from our professional electronic surveillance operation in Florida, $3.0 million or 47% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $849,000 or 13% from personal defense and law enforcement aerosol operations. Of the $6.4 million of revenues for the three months ended March 31, 2005, $2.1 million or 32% was generated from our professional electronic surveillance operation in Florida, $3.5 million or 55% from our high end fiber optic camera operation in Texas, and $835,000 or 13% from our personal defense and law enforcement aerosol operation. The increase in revenues within the Security Segment was principally to the Securetek operations which were acquired in November 2005, partially offset by a decrease in our consumer direct electronic surveillance and high end fiber optic camera sales.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the three months ended March 31, 2006 were $6.1 million, or 78% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended March 31, 2005 were $6.2 million, or 74% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 82% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase, in labor as a percent of car wash and detailing revenues from 45% in 2005 to 48% in 2006 combined with an increase in workers compensation costs and car damage claims, utilities, and wash and detail chemicals and supplies.

Security

During the three months ended March 31, 2006 cost of revenues were $4.6 million or 70% of revenues as compared to $4.6 million or 72% of revenues for the three months ended March 31, 2005. The decrease in cost of revenues as a percentage of revenues is due to the mix of products sold and an overall improvement in selling margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $4.0 million compared to $3.3 million for the same period in 2005. SG&A expenses as a percent of revenues were 28.3% for the three months ended March 31, 2006 as compared to 22.7% in the first quarter of 2005. The increase in SG&A costs is primarily the result of growth in the infrastructure within Security Segment which added an additional $262,000 of SG&A costs in 2006; an increase in advertising costs in the car and truck wash services segment; $259,000 related to non-cash charges to compensation expense for share-based compensation under SFAS 123(R); and $216,000 of legal and consulting fees relating to the ongoing immigration investigation.

Depreciation and Amortization

Depreciation and amortization totaled $454,000 for the three months ended March 31, 2006 as compared to $466,000 for the same period in 2005.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2006 was $264,000 compared to $218,000 for the three months ended March 31, 2005. This increase in interest expense was the result of an increase in interest rates on approximately 58% of our long term debt which has interest rates tied to the prime rate.

Other Income

Other income for the three months ended March 31, 2006 was $90,000 compared to $79,000 for the three months ended March 31, 2005.

Income Taxes

The Company recorded tax expense of $39,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately (4)% and 35% in 2006 and 2005. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At March 31, 2006, the Company had a valuation allowance against deferred tax assets of $4.5 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $364,000 in the first quarter ending March 31, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the first quarter ending March 31, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2005 as reported on our Form 10-K for the year ended December 31, 2005.

Approximately 42% of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at March 31, 2006 and would have had the impact of increasing interest expense by approximately $98,000 for the twelve months ended March 31, 2006.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of our variable rate debt. The variable rate debt floats at prime plus .25% (8.0% at March 31, 2006). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at a cap rate of 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of Accumulated Other Comprehensive Income and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At March 31, 2006 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $154,000.

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosure by the Company in the reports that its files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of March 31, 2006. That conclusion was based on the fact that, during the first quarter of 2006, the Company identified a material weakness in its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005(the “Form 10-K”), in March 2006, we began the remediation of the material weakness in our internal control over financial reporting relating to the hiring and termination policies and procedures for car wash field personnel through: (i) the hiring of a Human Resource Manager to focus on training, monitoring, and enforcement of field hiring and termination policies and procedures; (ii) enhancements to current regional management monitoring and testing for adherence to field policies and control procedures by field car wash management; (iii) the addition of certain corporate level quarterly testing and monitoring procedures of regional and field car wash management for adherence to policies and procedures; and (iv) enhancements to car wash personnel files maintenance procedures. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 7 Commitments and Contingencies.

Item 1A. Risks Factors

Risks Related to Our Business

If we do not raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $21.6 million as of March 31, 2006, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by $7.0 million from December 31, 2005 to March 31, 2006 principally due to the reclassification of assets and liabilities of our Arizona region at March 31, 2006 as assets, and related liabilities, held for sale. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

Our bank debt borrowings as of March 31, 2006 were $26.1 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $11.3 million, including $9.1 million of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than 12 months from March 31, 2006. Our two most significant borrowings are secured notes payable to Capmark in the amount of $9.5 million, and secured notes payable to Chase the successor of Bank One, Texas, N.A. in the amount of $13.2 million, $11.6 million of which was classified as non-current debt at March 31, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages. At March 31, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .99:1 at March 31, 2006. Capmark granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007 and, accordingly, a portion of the Capmark notes payable was reflected as non-current on our consolidated financial statements at March 31, 2006. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio related to the Chase term loan agreement was .99:1 at March 31, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company received a waiver of acceleration with respect to this debt coverage ratio and financial reporting delinquency from Chase at March 31, 2006 and through April 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at March 31, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the criminal investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Chase and Capmark covenants and need to seek additional waivers or amendments.

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $13.2 million and Capmark debt totaling $9.5 million, including debt recorded as long-term debt at March 31, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 54% of our total revenues in the three months ended March 31, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

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

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement. The primary term of the employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Mr. Kramer is our general counsel and secretary; Mr. Krzemien is our chief financial officer and treasurer; and Mr. Pirollo is our chief accounting officer and corporate controller. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis, under the provisions of their employment agreements. Mr. Pirollo is working on an at will basis under the provisions of his employment contract. Without long term employment contracts, we may lose the services of any one or more of Messrs. Kramer, Krzemien and Pirollo, each of whom has been involved in our management for several years and would be difficult to replace. In addition, we do not maintain key-man life insurance policies on our executive officers.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $973,000 at March 31, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is investigating the Company for the alleged hiring of undocumented workers at the Company’s car washes. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006. The investigative findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, the Special Counsel began to receive for review some additional and previously requested but unavailable documents and information. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which states that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings.

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

Our common stock is listed on the Nasdaq National Market with a bid price of $2.32 at the close of the market on August 8, 2006. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq National Market. Upon delisting from the Nasdaq National Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 The following table summarizes our equity security repurchases during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2006	—	—	—	$3,000,000
February 1 to February 28, 2006	—	—	—	$3,000,000
March 1 to March 31, 2006	—	—	—	$3,000,000
Total	—	—	—

(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of March 31, 2006, no shares had been repurchased under the program.

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

Mace Security International, Inc.

By:	/s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer

By:	/s/ Ronald R. Pirollo
Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: August 14, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.