Form 10-Q
period 2006-06-30
MACE SECURITY INTERNATIONAL INC
filed 2006-08-14
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006	COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Form 10-Q
Quarter Ended June 30, 2006

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$8,360
Short-term investments	3,170	3,020
Accounts receivable, less allowance for doubtful accounts of $662 and $593 in 2006 and 2005, respectively	2,812	2,774
Inventories	9,600	7,901
Prepaid expenses and other current assets	1,472	2,556
Assets held for sale – Arizona	16,976	-
Assets held for sale – Norristown, PA	1,603	-
Total current assets	40,523	24,611
Property and equipment:
Land	21,649	31,639
Buildings and leasehold improvements	26,024	35,986
Machinery and equipment	9,579	11,802
Furniture and fixtures	629	576
Total property and equipment	57,881	80,003
Accumulated depreciation and amortization	(12,521)	(14,923)
Total property and equipment, net	45,360	65,080

Goodwill	2,820	2,820
Other intangible assets, net of accumulated amortization of $643 and $490 in 2006 and 2005, respectively	3,186	3,328
Other assets	300	272
Total assets	$92,189	$96,111

See accompanying notes.

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,172	$2,209
Accounts payable	3,782	4,231
Income taxes payable	209	320
Deferred revenue	340	501
Accrued expenses and other current liabilities	2,818	2,735
Liabilities related to assets held for sale	10,030	-
Total current liabilities	18,351	9,996

Long-term debt, net of current portion	14,536	24,435
Capital lease obligations, net of current portion	2	30

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 15,275,382 and 15,272,882 in 2006 and 2005, respectively	153	153
Additional paid-in capital	88,849	88,458
Accumulated other comprehensive income	271	167
Accumulated deficit	(29,973)	(27,128)
Total stockholders’ equity	59,300	61,650
Total liabilities and stockholders’ equity	$92,189	$96,111

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Three Months Ended June 30,
	2006	2005
Revenues:
Car and truck wash and detailing services	$5,742	$6,785
Lube and other automotive services	875	817
Fuel and merchandise sales	1,042	1,120
Security sales	5,918	7,247
	13,577	15,969
Cost of revenues:
Car and truck wash and detailing services	4,679	4,857
Lube and other automotive services	656	591
Fuel and merchandise sales	923	984
Security sales	4,343	5,078
	10,601	11,510

Selling, general and administrative expenses	4,716	3,499
Depreciation and amortization	490	473

Operating (loss) income	(2,230)	487

Interest expense, net	(246)	(214)
Other income	283	109
Income from operating agreement	27	-
(Loss) income from continuing operations before income taxes	(2,166)	382

Income tax expense	39	138

(Loss) income from continuing operations	(2,205)	244
Income from discontinued operations, net of tax of $0 in 2006 and $110 in 2005	326	195
Net (loss) income	$(1,879)	$439
Per share of common stock (basic and diluted):
(Loss) income from continuing operations	$(0.14)	$0.02
Income from discontinued operations	0.02	0.01
Net (loss) income	$(0.12)	$0.03

Weighted average shares outstanding:
Basic	15,274,311	15,271,132
Diluted	15,274,311	15,509,261

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Six Months Ended June 30,
	2006	2005
Revenues:
Car and truck wash and detailing services	$11,846	$13,476
Lube and other automotive services	1,675	1,561
Fuel and merchandise sales	1,900	2,026
Security sales	12,445	13,612
	27,866	30,675
Cost of revenues:
Car and truck wash and detailing services	9,368	9,606
Lube and other automotive services	1,273	1,204
Fuel and merchandise sales	1,677	1,772
Security sales	8,933	9,657
	21,251	22,239

Selling, general and administrative expenses	8,754	6,840
Depreciation and amortization	943	939

Operating (loss) income	(3,082)	657

Interest expense, net	(509)	(432)
Other income	372	188
Income from operating agreement	54	-
(Loss) income from continuing operations before income taxes	(3,165)	413

Income tax expense	78	149

(Loss) income from continuing operations	(3,243)	264
Income from discontinued operations, net of tax of $0 in 2006 and $105 in 2005	398	186
Net (loss) income	$(2,845)	$450
Per share of common stock (basic and diluted):
(Loss) income from continuing operations	$(0.21)	$0.02
Income from discontinued operations	0.02	0.01
Net (loss) income	$(0.19)	$0.03

Weighted average shares outstanding:
Basic	15,273,600	15,271,132
Diluted	15,273,600	15,582,547

See accompanying notes.

 Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2005	15,272,882	$153	$88,458	$167	$(27,128)	$61,650
Stock-based compensation expense			387			387
Exercise of common stock options	2,500	-	4			4
Change in fair value of cash flow hedge				57		57
Unrealized gain on short-term investments				47		47
Net loss					(2,845)	(2,845)
Total comprehensive loss						(2,741)
Balance at June 30, 2006	15,275,382	$153	$88,849	$271	$(29,973)	$59,300

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net (loss) income	$(2,845)	$450
Income from discontinued operations, net of tax	(398)	(186)
(Loss) income from continuing operations	(3,243)	264
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	943	939
Stock-based compensation	380	-
Provision for losses on receivables	136	76
Gain on sale of property and equipment	(202)	(33)
Gain on short-term investments	(94)	(55)
Deferred income taxes	-	90
Changes in operating assets and liabilities:
Accounts receivable	(156)	(178)
Inventories	(1,778)	3
Prepaid expenses and other assets	1,123	669
Accounts payable	(362)	(981)
Deferred revenue	-	(27)
Accrued expenses	(36)	35
Income taxes payable	(110)	55
Net cash (used in) provided by operating activities-continuing operations	(3,399)	857
Net cash provided by operating activities-discontinued operations	606	679
Net cash (used in) provided by operating activities	(2,793)	1,536
Investing activities
Purchase of property and equipment	(391)	(487)
Proceeds from sale of property and equipment	1,001	390
Purchase of short-term investments	-	(1,500)
Payments for intangibles	(11)	(1)
Net cash provided by (used in) investing activities-continuing operations	599	(1,598)
Net cash used in investing activities-discontinued operations	(197)	(174)
Net cash provided by (used in) investing activities	402	(1,772)
Financing activities
Payments on long-term debt and capital lease obligations	(595)	(988)
Proceeds (cost) of issuance of common stock	4	(53)
Net cash used in financing activities-continuing operations	(591)	(1,041)
Net cash used in financing activities-discontinued operations	(488)	(483)
Net cash used in financing activities	(1,079)	(1,524)
Net decrease in cash and cash equivalents	(3,470)	(1,760)
Cash and cash equivalents at beginning of period	8,360	14,499
Cash and cash equivalents at end of period	$4,890	$12,739

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively “the Company”, “we” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In February 2006, the Company initiated a plan to sell its Arizona car wash region. In the quarter and six months ended June 30, 2006, the results for the Arizona car wash region have been classified as discontinued operations in the statements of operations and the statement of cash flows. Additionally, the statements of operations and the statement of cash flows for 2005 have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5. Discontinued Operations). The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC ("Eagle") to lease Mace's five truck washes beginning January 1, 2006 for up to two years. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. On January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires compensation expense to be recognized for all share-based payments to employees based on the fair value of the award at the date of grant. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005, as well as for all unvested awards outstanding at the date of adoption. Under this transition method the results of operations for prior periods have not been restated. We will, however, continue to disclose pro forma financial information for periods prior to the adoption of SFAS 123(R). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on the Company.

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

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$98	$34	$98	$21
Customer lists	1,184	265	1,184	165
Product lists	590	118	590	89
Deferred financing costs	416	226	416	215
Total amortized intangible assets	2,288	643	2,288	490
Non-amortized intangible assets:
Trademarks - Security Segment	1,435	-	1,424	-
Service mark - Car and Truck Wash Segment	106	-	106	-
Total non-amortized intangible assets	1,541	-	1,530	-

Total intangible assets	$3,829	$643	$3,818	$490

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2006	$292
2007	$264
2008	$235
2009	$199
2010	$191

4.	Business Combinations and Divestitures

On November 23, 2005, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired the inventory and customer accounts of Securetek, Inc. (“Securetek”) which specializes in the sale of electronic surveillance products and components to security alarm dealers, installers and end users. The results of operations of Securetek have been included in the consolidated financial statements of the Company since November 23, 2005. The purchase price for Securetek consisted of $1.9 million in cash, net of liabilities assumed. Of the purchase price, $489,000 was allocated to inventory and the remainder to goodwill and other intangible assets. Of the $1.53 million of acquired intangible assets, $485,000 was assigned to customer lists, $85,000 to trademarks and a covenant-not-to-compete and the remainder of $957,000 to goodwill. Customer lists and the covenant-not-to-compete were assigned useful lives of 10 years and 3.5 years, respectively. The acquired business was relocated and integrated into the Company’s existing security operation in Ft. Lauderdale, Florida. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

On December 20, 2005, the Company, through a wholly owned subsidiary, sold an exterior-only car wash facility in Pennsylvania. Proceeds from the sale of this facility were approximately $400,000 resulting in a $240,000 gain on disposal.

On June 19, 2006, the Company, through a wholly owned subsidiary, sold an exterior-only car wash facility in New Jersey. Proceeds from the sale of this facility were approximately $1.0 million, resulting in a $202,000 gain on disposal.

On June 27, 2006, the Company signed an agreement to sell its car wash in Norristown, Pennsylvania for $2 million in cash. Among other items, the agreement calls for the closing to occur by September 10, 2006.

5.	Discontinued Operations

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. The purchase price consisted of $18.5 million in cash and $1.0 million to be paid to the Company in the form of a three-year promissory note bearing 7.5% interest. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The Company is negotiating with CW Acquisition and with several other parties who have expressed an interest in purchasing the 12 car washes in the Arizona region under similar terms. Management believes a sale of the Arizona car wash region is probable to occur within one year. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this operation have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $3.2 million and $2.8 million for the quarters ended June 30, 2006 and 2005, respectively and $5.9 million and $4.9 million for the six months ended June 30, 2006 and 2005, respectively. Operating income from discontinued operations was $522,000 and $521,000 for the quarters ended June 30, 2006 and 2005, respectively and $798,000 and $730,000 for the six months ended June 30, 2006 and 2005, respectively.

Assets and liabilities held for sale are comprised of the following at June 30, 2006 (in thousands):

Arizona Region
Assets held for sale:
Inventory	$129
Property, plant and equipment, net	16,847

Total assets	$16,976

Liabilities related to assets held for sale:

Current portion of long-term debt	$1,036
Long-term debt, net of current portion	8,845
Deferred revenue	149

Total liabilities	$10,030

6.	Stock-Based Compensation

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

SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of $650,000 to $700,000. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

During the quarter ended June 30, 2006, the Company granted 30,000 stock options at a weighted-average fair value of $1.56 per share, risk free interest rates ranging from 4.88% to 5.14%, an expected volatility of the market price of the Company’s common stock of 46%, a dividend yield of 0%, an expected life of ten years, and a 0% forfeiture rate. As a result of adopting SFAS 123(R) on January 1, 2006, the Company recorded non-cash compensation expense of approximately $125,000 ($121,000 in continuing operations and $4,000 in discontinued operations) in the quarter ended June 30, 2006, and $387,000 ($380,00 in continuing operations and $7,000 in discontinued operations) in the six months ended June 30, 2006. As of June 30, 2006, total unrecognized stock-based compensation expense was approximately $754,000, which has a weighted- average period of approximately 1.0 years to be recognized.

Pro forma information regarding net income and earnings per share was required by SFAS 123, and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2005: risk-free interest rates ranging from 4.26% to 4.55%; dividend yield of 0%; a historical volatility of the market price of the Company’s common stock of 56%: a weighted-average expected life of the options of ten years; and a 0% forfeiture rate. In the quarter ended June 30, 2005, 65,000 options were granted with a weighted-average fair value of $1.85 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$439	$450
Less: Stock-based compensation costs under fair value based method for all awards	(216)	(435)
Pro forma net income	$223	$15

Income per share - basic and diluted
As reported	$0.03	$0.03
Pro forma	$0.01	$-

7.	Commitments and Contingencies

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company is in the process of responding to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006. The Special Counsel’s finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability for possible civil, administrative or criminal fines or penalties. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information has not changed the conclusions contained in the April 18, 2006 summary of findings. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues. Also see Item 4. Controls and Procedures.

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

8.	Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Car and Truck Wash	Security	Corporate Functions *
Three months ended June 30, 2006
Revenues from external customers	$7,686	$5,918	$-
Intersegment revenues	$-	$8	$-
Segment operating income (loss)	$170	$(466)	$(1,934)
Segment assets	$53,608	$21,605	$-
Goodwill	$1,092	$1,587	$-
Capital expenditures	$156	$39	$1
Six months ended June 30, 2006
Revenues from external customers	$15,475	$12,445	$-
Intersegment revenues	$-	$8	$-
Segment operating income (loss)	$723	$(592)	$(3,213)
Capital expenditures	$254	$135	$2
Three months ended June 30, 2005
Revenues from external customers (Restated)	$8,722	$7,247	$-
Intersegment revenues	$-	$85	$-
Segment operating income (loss) (Restated)	$1,079	$301	$(893)
Segment assets	$83,198	$17,918	$-
Goodwill	$2,655	$932	$-
Capital expenditures	$338	$74	$3
Six months ended June 30, 2005
Revenues from external customers (Restated)	$17,063	$13,612	$-
Intersegment revenues	$-	$225	$-
Segment operating income (loss) (Restated)	$2,117	$300	$(1,760)
Capital expenditures	$614	$192	$5

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

The Company recorded income tax expense of $78,000 and $149,000 from continuing operations for the six months ended June 30, 2006 and 2005, respectively. Income tax (benefit) expense reflects the recording of income taxes on income at an effective rate of approximately (2)% and 36% in 2006 and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. Additionally, the Company recorded income tax expense of $105,000 related to discontinued operations for the six months ended June 30, 2005.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating loss carryforwards (“NOLs”), including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At June 30, 2006, the Company had a valuation allowance against deferred tax assets of $5.2 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $1.1 million in the six months ending June 30, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the first six months ending June 30, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

11.	Related Party Transactions

From November 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at both December 31, 2005 and June 30, 2006.

During the Company’s fiscal year ended December 31, 2005 and the first six months ending June 30, 2006, Louis D. Paolino, Jr. purchased approximately $44,500 and $26,200, respectively of the Company’s products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino in the Company’s fiscal year ended December 31, 2005 and the first six months ending June 30, 2006 was approximately $18,200 and $2,600, respectively.

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $63,500 for the six months ending June 30, 2006 and 2005.

During the Company’s fiscal year ended December 31, 2005 and the first six months ending June 30, 2006, the Company’s Security Segment sold approximately $36,000 and $300, respectively of electronic security equipment to a company of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to this company is no more favorable than the pricing given to third party customers who purchase in similar volume.  At June 30, 2006, $8,800 was owed from this company to Mace.

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

On July 29, 2004, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of June 30, 2006, the Company did not purchase any shares on the open market.

13.	Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2006, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $25.6 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $11.0 million, including $9.9 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than nine months from June 30, 2006. We have three letters of credit outstanding at June 30, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2006.

Our two most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to Capmark Finance Inc. (“Capmark”), the successor of General Motors Acceptance Corp. (“GMAC”) in the amount of $9.3 million, included in current liabilities in liabilities related to assets held for sale, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $12.9 million, $11.9 million of which was classified as non-current debt at June 30, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages.

At June 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .65:1 at June 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration to July 1, 2007. Accordingly, as noted above, the Capmark notes payable in the amount of $9.3 million are reported as a current liability included in liabilities related to assets held for sale. If we are not able to achieve a debt coverage ratio of at least 1.25:1 and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio was .55:1 at June 30, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company received a waiver of acceleration with respect to this debt coverage ratio from Chase as of June 30, 2006 through July 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at June 30, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.9 million and Capmark debt totaling $9.3 million, including debt recorded as long-term debt at June 30, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 55% of our total revenues in the six months ended June 30, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(1,879)	$439	$(2,845)	$450
Denominator:
Denominator for basic earnings per share - weighted-average shares	15,274,311	15,271,132	15,273,600	15,271,132
Dilutive effect of options and warrants	-	238,129	-	311,415
Denominator for diluted earnings per share - weighted- average shares	15,274,311	15,509,261	15,273,600	15,582,547

Basic and diluted earnings per share	$(0.12)	$0.03	$(0.19)	$0.03

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 221,196 and 217,412 for the three and six months ended June 30, 2006, respectively.

15.	Subsequent Events

On July 26, 2006, the Company signed an agreement to sell a full service car wash in Dallas, Texas for $1.85 million in cash. Among other items, the agreement calls for the closing to occur by September 24, 2006.

On August 4, 2006, the Asset Purchase Agreement (“Agreement”) between the Company and CW acquisition, LLC (the “CW Acquisition”) for the sale of the Company’s 12 Arizona car washes was terminated. The Agreement was terminated because CW Acquisition was unable to close the transaction on or before the required date of August 4, 2006. The Company has retained, as liquidated damages, $312,500 which was the amount of CW Acquisition’s deposit under the Agreement.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or for sales when title has passed. Shipping and handling charges and costs of $339,000 and $202,000 in the six months ending June 30, 2006 and 2005, respectively, and $171,000 and $78,000, in the three months ending June 30, 2006 and 2005, respectively, are included in revenues; the cost of which is included in selling, general and administrative (“SG&A”) expenses

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At June 30, 2006, the Company had approximately $3.2 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the six months ended June 30, 2006, the Company realized a total gain of $94,000. Additionally, an unrealized gain, net of tax, of approximately $213,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at June 30, 2006.

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

SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of $650,000 to $700,000. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $1.1 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Income taxes paid were $188,000 in the six months ended June 30, 2006 and $5,000 in the six months ended June 30, 2005. The increase in income taxes paid in 2006 is a result of timing of payments.

Introduction

Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2006 for the Car and Truck Wash Segment were comprised of approximately 77% car wash and detailing, 11% lube and other automotive services, and 12% fuel and merchandise. Additionally, our Arizona region is being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, has been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $3.2 million and $2.8 million for the quarters ended June 30, 2006 and 2005, respectively and $5.9 million and $4.9 million for the six months ended June 30, 2006 and 2005, respectively. Operating income from discontinued operations was $522,000 and $521,000 for the quarter ended June 30, 2006 and 2005, respectively and $798,000 and $730,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic video surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal defense sprays, personal alarms, biometric locks, high-end digital and fiber optic cameras and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the six months ended June 30, 2006 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 53% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and 12% from our personal defense and law enforcement aerosol operation.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of leasehold improvements and certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the lease term with renewal options. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight-line method or an accelerated method.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were approximately $4.9 million at June 30, 2006. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 30.1% at June 30, 2006, and 30.2% at December 31, 2005.

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

As of June 30, 2006, we had working capital of approximately $22.2 million. At December 31, 2005, working capital was approximately $14.6 million. Our positive working capital increased by approximately $7.6 million from December 31, 2005 to June 30, 2006 principally due to the reclassification of assets and liabilities of our Arizona region and Norristown site at June 30, 2006 as assets, and related liabilities, held for sale.

During the six month periods ending June 30, 2006 and 2005, we made capital expenditures of $451,000 and $464,000, respectively, including $197,000 and $174,000 of capital expenditures related to discontinued operations, respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $350,000 for the remainder of the year ending December 31, 2006. In years subsequent to 2006, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $650,000 to $800,000. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital Expenditures for our Security Segment were $135,000 and $192,000 for the six month periods ending June 30, 2006 and 2005, respectively. We estimate capital expenditures for the Security Segment at approximately $50,000 for the remainder of 2006.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2006 and in years subsequent to 2006. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At June 30, 2006, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2006 and in years subsequent to 2006 is largely dependent on the marketing success we achieve with our video surveillance systems and components.

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

We believe our cash balance of approximately $4.9 million at June 30, 2006, cash flow from operating activities and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure funding needs through at least the next twelve months and provide for growth in 2006. If the cash provided from operating activities does not improve in 2006 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in obtaining financing by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended June 30, 2006 we were in default on certain of our debt covenants. We obtained waivers through July 1, 2007 from Chase and through April 1, 2007 from Capmark. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At June 30, 2006, we had borrowings, including capital lease obligations and discontinued operations, of approximately $25.6 million. We had three letters of credit outstanding at June 30, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2006.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At June 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .65:1 at June 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration to July 1, 2007. Accordingly, as noted above, the Capmark notes payable in the amount of $9.3 million are reported as a current liability included in liabilities related to assets held for sale. We intend to pay off this debt with proceeds from the sale of the Arizona car washes. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio was .55:1at June 30, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company was not able to timely provide the required year end audited financial statements or the required quarterly financial statements. The Company received a waiver of acceleration with respect to this debt coverage ratio from Chase at June 30, 2006 through July 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at June 30, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10 to 1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Chase covenants or the Capmark covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should reoccur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $12.9 million and Capmark debt currently totaling $9.3 million, including debt recorded as long-term debt at June 30, 2006, would become payable on demand by the financial institution upon expiration of the current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2006, including discontinued operations (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations (1)
Long-term debt (2)	$25,532	$10,997	$10,037	$2,548	$1,950
Capital leases (2)	58	56	2	-	-
Minimum operating lease payments	5,362	919	1,444	895	2,104
	$30,952	$11,972	$11,483	$3,443	$4,054

	Amounts Expiring Per Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Other Commercial Commitments
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,163	1,163	-	-	-
	$1,163	$1,163	$-	$-	$-

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
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at June 30, 2006.
(4) The Company also maintains a $600,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2006. Outstanding letters of credit of $1,163,000 represent collateral for workers’ compensation insurance policies.

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

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.8 million for the six months ended June 30, 2006. Cash used in operating activities in 2006 was primarily due to a net loss from continuing operations of $3.2 million. Net cash provided by operating activities totaled $1.5 million for the six months ended June 30, 2005. Cash provided by operating activities in 2005 was primarily due to positive operating results.

Investing Activities. Cash provided by investing activities totaled approximately $402,000 for the six months ended June 30, 2006, which includes capital expenditures of $254,000 related to ongoing car wash operations, $135,000 for Security Segment operations, and $197,000 for discontinued operations and also includes proceeds of approximately $1.0 million from the sale of our Deptford, New Jersey site. Cash used in investing activities totaled $1.8 million for the six months ended June 30, 2005, which includes the purchase of short-term investments of $1.5 million, capital expenditures of $487,000 related to ongoing car wash operations, proceeds of $390,000 from the sale of an unused warehouse bay in one of our Florida facilities and $174,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $595,000 from continuing operations for the six months ended June 30, 2006, which includes routine principal payments on debt and $488,000 from discontinued operations for the same period. Cash used in financing activities was $1.5 million for the six months ended June 30, 2005, which includes routine principal payments on debt of $650,000 from continuing operations for the six months ended June 30, 2005, $483,000 from discontinued operations for the same period and payoff of $338,000 of debt utilizing proceeds from the sale of a warehouse bay.

Results of Operations for the Six Months Ended June 30, 2006
Compared to the Six Months Ended June 30, 2005

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Six Months Ended June,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	76.3	72.5
Selling, general and administrative expenses	31.4	22.3
Depreciation and amortization	3.4	3.1
Operating (loss) income	(11.1)	2.1
Interest expense, net	(1.8)	(1.4)
Other income	1.3	0.6
Income from operating agreement	0.2	-
(Loss) income from continuing operations before income taxes	(11.4)	1.3
Income tax expense	0.2	0.4
(Loss) income from continuing operations	(11.6)	0.9
Income from discontinued operations	1.4	0.6
Net (loss) income	(10.2)%	1.5%

Revenues

Car and Truck Wash Services

Revenues for the six months ended June 30, 2006 were $15.5 million as compared to $17.1 million for the six months ended June 30, 2005, a decrease of $1.6 million or 9%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $15.5 million of revenues for the six months ended June 30, 2006, $11.9 million or 77% was generated from car wash and detailing, $1.7 million or 11% from lube and other automotive services, and $1.9 million or 12% from fuel and merchandise sales. Of the $17.1 million of revenues for the six months ended June 30, 2005, $13.5 million or 79% was generated from car wash and detailing, $1.6 million or 9% from lube and other automotive services, and $2.0 million or 12% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the truck wash operation being leased to a third party effective January 1, 2006 and a decrease in car wash volumes most notably in our East region. In the first half of 2006, the Company earned $54,000 under this lease. In the first half of 2005, the truck washes generated $824,000 in revenue. Overall car wash volumes declined 8.3% in the first half of 2006 as compared to the first half of 2005, 5.0% excluding the impact of car wash volume reductions from the divesting of two of our car wash locations in December, 2005 and June, 2006. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.48 in the first half of 2006, from $15.17 in the same period in 2005. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services.

Security

Revenues were approximately $12.4 million and $13.6 million for the six months ended June 30, 2006 and 2005, respectively. Of the $12.4 million of revenues for the six months ended June 30, 2006, $5.1 million or 41% was generated from our professional electronic surveillance operation in Florida, $5.7 million or 46% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $1.6 million or 13% from personal defense and law enforcement aerosol operations. Of the $13.6 million of revenues for the six months ended June 30, 2005, $4.7 million or 35% was generated from our professional electronic surveillance operation in Florida, $7.2 million or 53% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $1.7 million or 12% from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due principally due to a decrease in our consumer direct electronic surveillance and high end fiber optic camera sales. This decrease was partially offset by Securetek operations, which we acquired in November of 2005 and provided $914,000 of revenue in the six months ended June 30, 2006.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the six months ended June 30, 2006 were $12.3 million, or 80% of revenues, with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the six months ended June 30, 2005 were $12.6 million, or 74% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 87% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase in labor as a percent of car wash and detailing revenues from 46.7% in 2005 to 50.7% in 2006 combined with an increase in workers compensation and car damage claims, utilities, and wash and detail chemicals and supplies.

Security

During the six months ended June 30, 2006 cost of revenues were $8.9 million or 72% of revenues as compared to $9.7 million or 71% of revenues for the six months ended June 30, 2005. The increase in cost of revenues as a percentage of revenues is due to the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2006 were $8.8 million compared to $6.8 million for the same period in 2005. SG&A expenses as a percent of revenues were 31.4% for the six months ended June 30, 2006 as compared to 22.3% in the first half of 2005. The increase in SG&A costs is primarily the result of growth in infrastructure within the Security Segment, which added an additional $387,000 of SG&A costs in 2006; an increase in advertising costs in the car and truck wash services segment; $380,000 related to non-cash charges to compensation expense for share-based compensation under SFAS 123(R); and $1.1 million of legal, consulting and accounting fees relating to the ongoing immigration investigation.

Depreciation and Amortization

Depreciation and amortization totaled $943,000 for the six months ended June 30, 2006 as compared to $939,000 for the same period in 2005.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2006 was $509,000 compared to $432,000 for the six months ended June 30, 2005. This increase in interest expense was the result of an increase in interest rates on approximately 58% of our long term debt which has interest rates tied to the prime rate.

Other Income

Other income for the six months ended June 30, 2006 was $372,000 compared to $188,000 for the six months ended June 30, 2005. The 2006 other income includes a $202,000 gain on the sale of our Deptford, New Jersey site.

Income Taxes

The Company recorded tax expense of $78,000 and $149,000 for the six months ended June 30, 2006 and 2005, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately (2)% and 36% in 2006 and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating loss carryforwards (“NOLs”), including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At June 30, 2006, the Company had a valuation allowance against deferred tax assets of $5.2 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $1.1 million in the six months ending June 30, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the six months ending June 30, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

Results of Operations for the Three Months Ended June 30, 2006
Compared to the Three Months Ended June 30, 2005

Revenues

Car and Truck Wash Services

Revenues for the three months ended June 30, 2006 were $7.7 million as compared to $8.7 million for the three months ended June 30, 2005, a decrease of $1.0 million or 12%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $7.7 million of revenues for the three months ended June 30, 2006, $5.8 million or 75% was generated from car wash and detailing, $875,000 or 11% from lube and other automotive services, and $1.0 million or 14% from fuel and merchandise sales. Of the $8.7 million of revenues for the three months ended June 30, 2005, $6.8 million or 78% was generated from car wash and detailing, $0.8 million or 9% from lube and other automotive services, and $1.1 million or 13% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the truck wash operation being leased to a third party effective January 1, 2006 and a decrease in car wash volumes most notably in our East region. In the second quarter of 2006, the Company earned $27,000 under the truck wash lease. In the second quarter of 2005, the truck washes generated $373,000 in revenue. Overall car wash volumes declined 10.5% in the second quarter of 2006 as compared to the second quarter of 2005, 7.5% excluding the impact of our wash volume reductions from the divesting of two of our car wash locations in December, 2005 and June, 2006. The Company maintained average wash and detailing revenue per car of $15.60 in the second quarter of 2006 as in the second quarter of 2005.

Security

Revenues within the Security Segment were approximately $5.9 million and $7.2 million for the three months ended June 30, 2006 and 2005, respectively. Of the $5.9 million of revenues for the three months ended June 30, 2006, $2.5 million or 42% was generated from our professional electronic surveillance operation in Florida, $2.7 million or 46% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $703,000 or 12% from personal defense and law enforcement aerosol operations. Of the $7.2 million of revenues for the three months ended June 30, 2005, $2.6 million or 36% was generated from our professional electronic surveillance operation in Florida, $3.7 million or 51% from our high end fiber optic camera operation in Texas, and $922,000 or 13% from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due principally due to a decrease in our consumer direct electronic surveillance and high end fiber optic camera sales. This decrease was partially offset by Securetek operations, which we acquired in November of 2005 and provided $420,000 of revenues in the three months ended June 30, 2006.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the three months ended June 30, 2006 were $6.3 million, or 81% of revenues, with car washing and detailing costs at 81% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues for the three months ended June 30, 2005 were $6.4 million, or 74% of revenues, with car washing and detailing costs at 72% of respective revenues, lube and other automotive services costs at 72% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase in cost of labor as a percent of car wash and detailing revenues from 48.2% in 2005 to 53.7% in 2006 combined with an increase in workers compensation and car damage claims, utilities, and wash and detail chemicals and supplies.

Security

During the three months ended June 30, 2006 cost of revenues were $4.3 million or 73% of revenues as compared to $5.1 million or 70% of revenues for the three months ended June 30, 2005. The increase in cost of revenues as a percentage of revenues is due to the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 were $4.7 million compared to $3.5 million for the same period in 2005. SG&A expenses as a percent of revenues were 35% for the three months ended June 30, 2006 as compared to 22% in the second quarter of 2005. The increase in SG&A costs is primarily the result of the growth in infrastructure within the Security Segment which added an additional $125,000 of SG&A costs in 2006; an increase in advertising costs in the car and truck wash services segment; $120,000 related to non-cash charges to compensation expense for share-based compensation under SFAS 123(R); and $896,000 of legal, consulting and accounting fees relating to the ongoing immigration investigation.

Depreciation and Amortization

Depreciation and amortization totaled $490,000 for the three months ended June 30, 2006 as compared to $473,000 for the same period in 2005.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2006 was $246,000 compared to $214,000 for the three months ended June 30, 2005. This increase in interest expense was the result of an increase in interest rates on approximately 58% of our long term debt which has interest rates tied to the prime rate.

Other Income

Other income for the three months ended June 30, 2006 was $283,000 compared to $109,000 for the three months ended June 30, 2005. The 2006 other income includes a $202,000 gain on the sale of our Deptford, New Jersey site.

Income Taxes

The Company recorded tax expense of $39,000 for the three months ended June 30, 2006 and $138,000 for the three months ended June 30, 2005. Tax expense reflects the recording of income taxes at an effective rate of approximately (2)% in 2006 and 36% in 2005. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2005 as reported on our Form 10-K for the year ended December 31, 2005.

Approximately 42% of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at June 30, 2006 and would have had the impact of increasing interest expense by approximately $84,000 for the twelve months ended June 30, 2006.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of our variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at June 30, 2006). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at a cap rate of 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of Accumulated Other Comprehensive Income and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At June 30, 2006 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $158,000.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting except as noted below.

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, in March 2006, we began the remediation of the material weakness in our internal control over financial reporting relating to the hiring and termination policies and procedures for car wash field personnel through: (i) the hiring of a Human Resource Manager to focus on training, monitoring, and enforcement of field hiring and termination policies and procedures; (ii) enhancements to current regional management monitoring and testing for adherence to field policies and control procedures by field car wash management; (iii) the addition of certain corporate level quarterly testing and monitoring procedures of regional and field car wash management for adherence to policies and procedures; and (iv) enhancements to car wash personnel files maintenance procedures. We believe that we have completed implementation of the appropriate remediation measures as of June 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 7 Commitments and Contingencies.

Item 1A. Risks Factors

Risks Related to Our Business

If we do not raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

Our business plan involves growing through acquisitions and internal development, each of which requires significant capital. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $22.2 million as of June 30, 2006, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by $7.6 million from December 31, 2005 to June 30, 2006 principally due to the reclassification of assets and liabilities of our Arizona region and Norristown site at June 30, 2006 as assets, and related liabilities, held for sale. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

Our bank debt borrowings as of June 30, 2006 were $25.6 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $11.0 million, including $9.9 million of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than 12 months from June 30, 2006. Our two most significant borrowings are secured notes payable to Capmark Finance Inc. (“Capmark”) in the amount of $9.3 million, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) in the amount of $12.9 million, $11.9 million of which was classified as non-current debt at June 30, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty five car washes and one truck wash are encumbered by mortgages. At June 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .65:1 at June 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration to July 1, 2007. Accordingly, as noted above, the Capmark notes payable in the amount of $9.3 million are reported as a current liability included in liabilities related to assets held for sale. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective March 31, 2004. The amended debt coverage ratio with Chase requires the Company to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service of 1.05:1 at September 30, 2004 and thereafter. The Company’s debt coverage ratio related to the Chase term loan agreement was .55:1 at June 30, 2006, which was not in compliance with this Chase covenant, as amended. Additionally, the amended Chase term loan agreement also requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end as well as internal certified financial statements and a Form 10-Q within 60 days after the end of each fiscal quarter. The Company received a waiver of acceleration with respect to this debt coverage ratio from Chase at June 30, 2006 and through July 1, 2007 and, accordingly, a portion of the Chase notes payable was reflected as non-current on our consolidated financial statements at June 30, 2006. The Chase amendment also requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. This cash balance requirement will be lowered to $1 million upon the Company returning to a debt coverage ratio of at least 1.10:1. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.9 million and Capmark debt totaling $9.3 million, including debt recorded as long-term debt at June 30, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 25 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 55% of our total revenues in the six months ended June 30, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

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

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,079,000 at June 30, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 The following table summarizes our equity security repurchases during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2006	-	-	-	$3,000,000
May 1 to May 31, 2006	-	-	-	$3,000,000
June 1 to June 30, 2006	-	-	-	$3,000,000
Total	-	-	-

(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of June 30, 2006, no shares had been repurchased under the program.

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