Form 10-Q
period 2006-09-30
MACE SECURITY INTERNATIONAL INC
filed 2006-11-13
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006	COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 9, 2006, there were 15,275,382 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc. and Subsidiaries
Form 10-Q
Quarter Ended September 30, 2006

Contents
Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets - September 30, 2006 (Unaudited)
and December 31, 2005	2

Consolidated Statements of Operations (Unaudited) for the three
months ended September 30, 2006 and 2005	4

Consolidated Statements of Operations (Unaudited) for the nine
months ended September 30, 2006 and 2005	5

Consolidated Statement of Stockholders’ Equity (Unaudited)
for the nine months ended September 30, 2006	6

Consolidated Statements of Cash Flows (Unaudited) for
the nine months ended September 30, 2006 and 2005	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 - Management's Discussion and Analysis of	16
Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 - Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 1A - Risk Factors	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6 - Exhibits	37

Signatures	38

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,198	$8,360
Short-term investments	3,311	3,020
Accounts receivable, less allowance for doubtful accounts of $653 and $593 in 2006 and 2005, respectively	2,659	2,774
Inventories	8,445	7,901
Prepaid expenses and other current assets	2,464	2,556
Assets held for sale-Arizona	16,879	-
Assets held for sale- Norristown, PA	1,593	-
Total current assets	40,549	24,611
Property and equipment:
Land	20,587	31,639
Buildings and leasehold improvements	25,739	35,986
Machinery and equipment	9,544	11,802
Furniture and fixtures	630	576
Total property and equipment	56,500	80,003
Accumulated depreciation and amortization	(12,697)	(14,923)
Total property and equipment, net	43,803	65,080

Goodwill	2,820	2,820
Other intangible assets, net of accumulated amortization of $713 and $490 in 2006 and 2005, respectively	3,116	3,328
Other assets	259	272
Total assets	$90,547	$96,111

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2006	December 31, 2005
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,168	$2,209
Accounts payable	3,918	4,231
Income taxes payable	249	320
Deferred revenue	304	501
Accrued expenses and other current liabilities	3,643	2,735
Liabilities related to assets held for sale	9,752	-
Total current liabilities	19,034	9,996

Long-term debt, net of current portion	13,721	24,435
Capital lease obligations, net of current portion	-	30

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 15,275,382 and 15,272,882 at September 30, 2006 and December 31, 2005, respectively	153	153
Additional paid-in capital	89,634	88,458
Accumulated other comprehensive income	248	167
Accumulated deficit	(32,243)	(27,128)
Total stockholders’ equity	57,792	61,650
Total liabilities and stockholders’ equity	$90,547	$96,111

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Three Months Ended September 30,
	2006	2005
Revenues:
Car and truck wash and detailing services	$4,975	$5,858
Lube and other automotive services	907	806
Fuel and merchandise sales	826	1,199
Security sales	5,724	5,737
	12,432	13,600
Cost of revenues:
Car and truck wash and detailing services	4,151	4,593
Lube and other automotive services	778	603
Fuel and merchandise sales	769	1,067
Security sales	4,064	4,010
	9,762	10,273

Selling, general and administrative expenses	4,664	3,286
Depreciation and amortization	466	463
Asset impairment charge	80	966

Operating loss	(2,540)	(1,388)

Interest expense, net	(200)	(216)
Other income	612	89
Income from operating agreement	27	-
Loss from continuing operations before income taxes	(2,101)	(1,515)

Income tax expense (benefit)	39	(363)

Loss from continuing operations	(2,140)	(1,152)
(Loss) income from discontinued operations, net of tax of $0 in 2006 and $13 in 2005	(129)	24
Net loss	$(2,269)	$(1,128)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.14)	$(0.07)
Loss from discontinued operations	(0.01)	-
Net loss	$(0.15)	$(0.07)

Weighted average shares outstanding:
Basic	15,275,382	15,271,450
Diluted	15,275,382	15,271,450

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Car and truck wash and detailing services	$16,821	$19,334
Lube and other automotive services	2,582	2,367
Fuel and merchandise sales	2,726	3,226
Security sales	18,169	19,348
	40,298	44,275
Cost of revenues:
Car and truck wash and detailing services	13,519	14,199
Lube and other automotive services	2,051	1,807
Fuel and merchandise sales	2,446	2,839
Security sales	12,997	13,667
	31,013	32,512

Selling, general and administrative expenses	13,418	10,126
Depreciation and amortization	1,409	1,402
Asset impairment charge	80	966

Operating loss	(5,622)	(731)

Interest expense, net	(710)	(648)
Other income	985	277
Income from operating agreement	81	-
Loss from continuing operations before income taxes	(5,266)	(1,102)

Income tax expense (benefit)	117	(214)

Loss from continuing operations	(5,383)	(888)
Income from discontinued operations, net of tax of$0 in 2006 and $118 in 2005	268	210
Net loss	$(5,115)	$(678)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.35)	$(0.06)
Income from discontinued operations	0.02	0.02
Net loss	$(0.33)	$(0.04)

Weighted average shares outstanding:
Basic	15,274,201	15,271,239
Diluted	15,274,201	15,271,239

See accompanying notes.

 Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2005	15,272,882	$153	$88,458	$167	$(27,128)	$61,650
Stock-based compensation expense			1,172			1,172
Exercise of common stock options	2,500	-	4			4
Change in fair value of cash flow hedge				10		10
Unrealized gain on short-term investments				71		71
Net loss					(5,115)	(5,115)
Total comprehensive loss						(5,034)
Balance at September 30, 2006	15,275,382	$153	$89,634	$248	$(32,243)	$57,792

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2006	2005

Operating activities
Net loss	$(5,115)	$(678)
Income from discontinued operations, net of tax	268	210
Loss from continuing operations	(5,383)	(888)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,409	1,402
Stock-based compensation	1,161	-
Provision for losses on receivables	201	117
Gain on sale of property and equipment	(663)	(92)
Gain on short-term investments	(221)	(147)
Asset impairment charge-hurricane damage	-	100
Asset impairment charge	80	966
Deferred income taxes	-	(246)
Changes in operating assets and liabilities:
Accounts receivable	(86)	(73)
Inventories	(627)	(690)
Prepaid expenses and other assets	134	(106)
Accounts payable	(245)	(1,171)
Deferred revenue	(36)	(47)
Accrued expenses	323	310
Income taxes payable	(71)	(58)
Net cash used in operating activities-continuing operations	(4,024)	(623)
Net cash provided by operating activities-discontinued operations	1,111	1,017
Net cash (used in) provided by operating activities	(2,913)	394

Investing activities
Purchase of property and equipment	(684)	(685)
Proceeds from sale of property and equipment	2,845	687
Purchase of short-term investments	-	(2,600)
Payments for intangibles	(12)	(5)
Net cash provided by (used in) investing activities-continuing operations	2,149	(2,603)
Net cash used in investing activities-discontinued operations	(247)	(265)
Net cash provided by (used in) investing activities	1,902	(2,868)
Financing activities
Payments on long-term debt and capital lease obligations	(1,415)	(1,279)
Proceeds (cost) of issuance of common stock	4	(52)
Net cash used in financing activities-continuing operations	(1,411)	(1,331)
Net cash used in financing activities-discontinued operations	(740)	(716)
Net cash used in financing activities	(2,151)	(2,047)
Net decrease in cash and cash equivalents	(3,162)	(4,521)
Cash and cash equivalents at beginning of period	8,360	14,499
Cash and cash equivalents at end of period	$5,198	$9,978

See accompanying notes.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively “the Company”, “we” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In February 2006, the Company initiated a plan to sell its Arizona car wash region. In the quarter and nine months ended September 30, 2006, the results for the Arizona car wash region have been classified as discontinued operations in the statements of operations and the statement of cash flows. Additionally, the statements of operations and the statement of cash flows for 2005 have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5. Discontinued Operations). The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. On January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires compensation expense to be recognized for all share-based payments to employees based on the fair value of the award at the date of grant. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005, as well as for all unvested awards outstanding at the date of adoption. Under this transition method the results of operations for prior periods have not been restated. We will, however, continue to disclose pro forma financial information for periods prior to the adoption of SFAS 123(R). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Additionally, in March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments, which provides further guidance for the adopation of SFAS 123(R), discussed above. The Company implemented this new standard in the first quarter of our fiscal year 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, the Company has evaluated uncorrected differences utilizing both approaches, and the Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operation and liquidity.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$98	$40	$98	$21
Customer lists	1,184	309	1,184	165
Product lists	590	133	590	89
Deferred financing costs	416	231	416	215
Total amortized intangible assets	2,288	713	2,288	490
Non-amortized intangible assets:
Trademarks - Security Segment	1,435	-	1,424	-
Service mark - Car and Truck Wash Segment	106	-	106	-
Total non-amortized intangible assets	1,541	-	1,530	-

Total intangible assets	$3,829	$713	$3,818	$490

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2006	$292
2007	$264
2008	$235
2009	$199
2010	$191

4. Business Combinations and Divestitures

On November 23, 2005, the Company, through its wholly owned subsidiary, Mace Security Products, Inc., acquired the inventory and customer accounts of Securetek, Inc. (“Securetek”) which specializes in the sale of electronic surveillance products and components to security alarm dealers, installers and end users. The results of operations of Securetek have been included in the consolidated financial statements of the Company since November 23, 2005. The purchase price for Securetek consisted of $1.9 million in cash, net liabilities assumed. Of the purchase price, $489,000 was allocated to inventory and the remainder to goodwill and other intangible assets. Of the $1.53 million of acquired intangible assets, $485,000 was assigned to customer lists, $85,000 to trademarks and a covenant-not-to-compete and the remainder of $957,000 to goodwill. Customer lists and the covenant-not-to-compete were assigned useful lives of 10 years and 3.5 years, respectively. The acquired business was relocated and integrated into the Company’s existing security operation in Ft. Lauderdale, Florida. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

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

On September 28, 2006, the Company, through a wholly owned subsidiary, sold a full service car wash facility in Dallas, Texas. Proceeds from the sale of this facility were approximately $1.85 million, resulting in a $461,000 gain on disposal.

5. Discontinued Operations and Assets Held for Sale

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. The purchase price consisted of $18.5 million in cash and $1.0 million to be paid to the Company in the form of a three-year promissory note bearing 7.5% interest. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The Company is negotiating with CW Acquisition and several other parties who have expressed an interest in purchasing the 12 car washes in the Arizona region under similar terms. Management believes a sale of the Arizona car wash region will probably occur within one year. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this operation have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $2.4 million and $2.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $8.4 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. Operating income from discontinued operations was $63,000 and $247,000 for the quarters ended September 30, 2006 and 2005, respectively, and $861,000 and $977,000 for the nine months ended September 30, 2006 and 2005, respectively.

Assets and liabilities held for sale are comprised of the following at September 30, 2006 (in thousands):

Assets held for sale:	Arizona Region

Inventory	$116
Property, plant and equipment, net	16,763

Total assets	$16,879

Liabilities related to assets held for sale:

Current portion of long-term debt	$1,068
Long-term debt, net of current portion	8,562
Deferred revenue	122

Total liabilities	$9,752

On June 27, 2006, the Company signed an agreement to sell its car wash in Norristown, Pennsylvania. Among other items, the agreement called for the closing to occur by September 10, 2006. Although this sale was not completed, the Company has entered into an agreement on November 9, 2006 with another party to sell the car wash and certain other sites. Management believes a sale of the Norristown car wash will occur within one year. Also see note 15. Subsequent Events.

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. In 2005, stock-based employee compensation costs were not reflected in results of operations, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant.

SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123"), and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of approximately $1.3 million. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

During the three months ended September 30, 2006, the Company granted 480,000 stock options at a weighted-average fair value of $1.45 per share, risk free interest rates ranging from 4.82% to 4.96%, an expected volatility of the market price of the Company’s common stock of 44%, a dividend yield of 0%, an expected life of ten years, and a 0% forfeiture rate. As a result of adopting SFAS 123(R) on January 1, 2006, the Company recorded non-cash compensation expense of approximately $785,000 ($781,000 in continuing operations and $4,000 in discontinued operations) in the three months ended September 30, 2006, and $1,172,000 ($1,161,000 in continuing operations and $11,000 in discontinued operations) in the nine months ended September 30, 2006.The non-cash compensation expense for the three and nine months ended September 30, 2006 includes $648,000 related to the granting of 450,000 fully vested options to Louis D. Paolino, Jr. on August 21, 2006 pursuant to the terms of his employment agreement dated August 21, 2006. Mr. Paolino’s employment agreement provides for two additional fully vested stock option grants on the second and third anniversary dates of the employment agreement. Under the provisions of the employment agreement, the amount of the second and third grants are likely to be within the same magnitude of the Black-Scholes value of the August 21, 2006 grant. As of September 30, 2006, total unrecognized stock-based compensation expense, excluding the previously discussed second and third grants to Mr. Paolino, was approximately $662,000, which has a weighted- average period of approximately 0.9 years to be recognized.

Pro forma information regarding net income and earnings per share was required by SFAS 123, and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2005: risk-free interest rate of 4.42% dividend yield of 0%; a historical volatility of the market price of the Company’s common stock of 54%: a weighted-average expected life of the options of ten years; and a 0% forfeiture rate. In the three months ended September 30, 2005, 20,000 options were granted with a weighted-average fair value of $1.80 per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss as reported	$(1,128)	$(678)
Add: Stock-based compensation costs under fair value based method for all awards	(86)	(521)
Pro forma loss	$(1,214)	$(1,199)

Loss per share - basic and diluted
As reported	$(0.07)	$(0.04)
Pro forma	$(0.08)	$(0.08)

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

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting upon a change in control of the Company. Additionally, the employment agreement of the Company’s Chief Executive Officer, Louis D. Paolino, Jr., dated August 21, 2006, entitles Mr. Paolino to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. The employment agreement also provides that if Mr. Paolino receives the change of control bonus, his employment agreement can then be terminated without an additional payment.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Car and Truck Wash	Security	Corporate Functions *

Three months ended September 30, 2006
Revenues from external customers	$6,708	$5,724	$-
Intersegment revenues	$-	$19	$-
Segment operating loss	$(188)	$(375)	$(1,977)
Segment assets	$52,656	$21,012	$-
Goodwill	$1,092	$1,728	$-
Capital expenditures	$222	$66	$4
Nine months ended September 30, 2006
Revenues from external customers	$22,129	$18,169	$-
Intersegment revenues	$-	$27	$-
Segment operating income (loss)	$535	$(967)	$(5,190)
Capital expenditures	$476	$201	$7
Three months ended September 30, 2005
Revenues from external customers	$7,863	$5,737	$-
Intersegment revenues	$-	$123	$-
Segment operating loss	$(594)	$(2)	$(792)
Segment assets	$81,632	$18,088	$-
Goodwill	$2,655	$920	$-
Capital expenditures	$253	$38	$3
Nine months ended September 30, 2005
Revenues from external customers	$24,297	$19,348	$-
Intersegment revenues	$-	$348	$-
Segment operating income (loss)	$1,523	$298	$(2,552)
Capital expenditures	$867	$230	$8

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. We must make these estimates and assumptions because certain information that we use is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

10. Income Taxes

The Company recorded income tax expense of $117,000 and a benefit of $214,000 from continuing operations for the nine months ended September 30, 2006 and 2005, respectively. Income tax (benefit) expense reflects the recording of income taxes on income at an effective rate of approximately (2)% and 36% in 2006 and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. The income tax benefit for 2005 was reduced by $182,000 to write-off deferred tax assets of one of the Company’s subsidiaries. It is managements belief that it is unlikely that the asset will be realized. Additionally, the Company recorded income tax expense of $118,000 related to discontinued operations for the nine months ended September 30, 2005.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating loss carryforwards (“NOLs”), including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At September 30, 2006, the Company had a valuation allowance against deferred tax assets of $6.0 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $1.9 million in the nine months ending September 30, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the nine months ending September 30, 2006, the uncertainty of the timing of the Company’s transition out of the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

11. Related Party Transactions

From November 2001 through July 2002, the Company prepaid LP Learjets, LLC $5,109 per month for the right to use a Learjet 31A for 100 hours per year. LP Learjets, LLC is a company owned by Louis D. Paolino, Jr., the Company’s Chairman, Chief Executive Officer and President. When the Learjet 31A is used, the prepaid amount is reduced by the hourly usage charge as approved by the Audit Committee, and the Company pays to third parties unaffiliated with Louis D. Paolino, Jr., the direct costs of the Learjet’s per-hour use, which include fuel, pilot fees, engine insurance and landing fees. The balance of unused prepaid flight fees totaled $31,659 at both December 31, 2005 and September 30, 2006.

During the Company’s fiscal year ended December 31, 2005 and the nine months ending September 30, 2006, Louis D. Paolino, Jr. purchased approximately $44,500 and $40,800, respectively of the Company’s products at a discount from the prices charged to distributors. The total of the discount given to Mr. Paolino in the Company’s fiscal year ended December 31, 2005 and the nine months ending September 30, 2006 was approximately $18,200 and $5,200, respectively.

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”), which provided for monthly lease payments of $9,167 through November 2004. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The Company has exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $95,000 for the nine months ending September 30, 2006 and 2005.

During the Company’s fiscal year ended December 31, 2005 and the first nine months ending September 30, 2006, the Company’s Security Segment sold approximately $36,000 and $300, respectively of electronic security equipment to a company of which Louis Paolino, III, the son of the Company’s CEO, Louis D. Paolino, Jr., is a partial owner. The pricing extended to this company is no more favorable than the pricing given to third party customers who purchase in similar volume.  At September 30, 2006, invoices totaling $8,800 were owed from this company to Mace.

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

12. Equity

On July 29, 2004, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of September 30, 2006, the Company did not purchase any shares on the open market.

13. Long-Term Debt, Notes Payable and Capital Lease Obligations

At September 30, 2006, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $24.5 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $10.8 million, including $9.6 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than nine months from September 30, 2006. We have three letters of credit outstanding at September 30, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2006.

Our two most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to Capmark Finance Inc. (“Capmark”), the successor of General Motors Acceptance Corp. (“GMAC”) in the amount of $9.0 million, included in current liabilities in liabilities related to assets held for sale, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $12.7 million, $8.0 million of which was classified as non-current debt at September 30, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty four car washes and one truck wash are encumbered by mortgages.

At September 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .45:1 at September 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $9.0 million are reported as a current liability included in liabilities related to assets held for sale. If we are not able to achieve a debt coverage ratio of at least 1.25:1 and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline. The Capmark notes are secured by liens on eight Phoenix, Arizona area car washes and the guarantee of the Company.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a minimum ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement requires the Company to provide Chase with a Form 10-K and audited financial statements annually as well as internal certified financial statements and a Form 10-Q quarterly, and the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. If we are unable to satisfy these covenants, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.7 million and Capmark debt totaling $9.0 million, including debt recorded as long-term debt at September 30, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 24 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 55% of our total revenues in the nine months ended September 30, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(2,269)	$(1,128)	$(5,115)	$(678)
Denominator:
Denominator for basic earnings per share - weighted-average shares	15,275,382	15,271,450	15,274,201	15,271,239
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted- average shares	15,275,382	15,271,450	15,274,201	15,271,239

Basic and diluted earnings per share	$(0.15)	$(0.07)	$(0.33)	$(0.04)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 301,212 and 325,163 for the three and nine months ended September 30, 2006, respectively, and 254,628 and 292,825 for the three and nine months ended September 30, 2005, respectively.

15. Subsequent Events

On November 9, 2006, the Company signed an agreement to sell three full service car washes in the Philadelphia, PA area for $4.85 million in cash. Among other items, the agreement calls for the closing to occur by January 8, 2007.

On November 10, 2006, the Company signed an agreement to sell its full service car wash in Cherry Hill, New Jersey for $2.92 million in cash. Among other items, the agreement calls for the closing to occur by January 24, 2007.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or for sales when title has passed. Shipping and handling charges and costs of $502,000 and $344,000 in the nine months ending September 30, 2006 and 2005, respectively, and $164,000 and $142,000, in the three months ending September 30, 2006 and 2005, respectively, are included in revenues, the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

  Short-Term Investments

At September 30, 2006, the Company had approximately $3.3 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the nine months ended September 30, 2006, the Company realized a total gain of $221,000. Additionally, a cumulative unrealized gain, net of tax, of approximately $226,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at September 30, 2006.

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

  Asset Impairment Charge

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas and a exterior-only car wash in Moorestown, New Jersey by approximately $80,000. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their respective carrying values. Additionally, during the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. In 2005, stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant.

SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2006 of $1.3 million. The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $1.5 million for each of the nine months ended September 30, 2006 and 2005. Income taxes paid were $188,000 in the nine months ended September 30, 2006 and $91,000 in the nine months ended September 30, 2005. The increase in income taxes paid in 2006 is a result of timing of payments.

Introduction

Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2006 for the Car and Truck Wash Segment were comprised of approximately 76% car wash and detailing, 12% lube and other automotive services, and 12% fuel and merchandise. Additionally, our Arizona region is being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, has been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $2.4 million and $2.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $8.4 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. Operating income from discontinued operations was $63,000 and $247,000 for the quarter ended September 30, 2006 and 2005, respectively, and $861,000 and $977,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. Within the next two years, Eagle is obligated under the agreement to purchase the truck washes and be delivered title to the assets for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had a significant impact on volume and revenue at individual locations. We believe that the geographic diversity of our operating locations in different regions of the country helps mitigate the risk of adverse weather-related influence on our volume.

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic video surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal defense sprays, personal alarms, biometric locks, high-end digital and fiber optic cameras and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the nine months ended September 30, 2006 for the Security Segment were comprised of approximately 39% from our professional electronic surveillance operation in Florida, 47% from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and 14% from our personal defense and law enforcement aerosol operation in Vermont.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues within the Car and Truck Wash Segment consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment are mitigated in that a significant portion of customer product defect claims are reimbursed by the supplier.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were approximately $5.2 million at September 30, 2006. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 29.8% at September 30, 2006, and 30.2% at December 31, 2005.

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

As of September 30, 2006, we had working capital of approximately $21.5 million. At December 31, 2005, working capital was approximately $14.6 million. Our positive working capital increased by approximately $6.9 million from December 31, 2005 to September 30, 2006 principally due to the reclassification of assets and liabilities of our Arizona region and Norristown, PA site at September 30, 2006 as assets, and related liabilities, held for sale.

During the nine month periods ending September 30, 2006 and 2005, we made capital expenditures within our Car and Truck Wash Segment of $723,000 and $719,000, respectively, including $247,000 and $265,000 of capital expenditures related to discontinued operations, respectively. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $100,000 for the remainder of the year ending December 31, 2006. In years subsequent to 2006, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $650,000 to $800,000. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $201,000 and $230,000 for the nine month periods ending September 30, 2006 and 2005, respectively. We estimate capital expenditures for the Security Segment at approximately $25,000 for the remainder of 2006.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2006 and in years subsequent to 2006. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At September 30, 2006, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend for the remainder of 2006 and in years subsequent to 2006 is largely dependent on the marketing success we achieve with our video surveillance systems and components.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. From March 13, 2006 through September 30, 2006, the Company incurred approximately $755,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $595,000 associated with the governmental investigation and the Company’s defense and negotiations with the government. Total legal, consulting and accounting expenses associated with these investigations in the nine months ending September 30, 2006 were approximately $1.34 million. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2006 and in years subsequent to 2006 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $8.5 million at September 30, 2006, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2007. In December 2004, the Company announced that it was exploring the sale of its car and truck washes. Since December 2005, we sold three car washes with total cash proceeds generated of approximately $2.72 million, net of pay off of related mortgage debt. In October 2006, the Company announced that management determined that better value for the car washes can be obtained by individual car wash site sales or sale of car washes by operating region. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment. If the cash provided from operating activities does not improve in the remainder of 2006 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in raising capital by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to raise additional capital can be adversely impacted by our stock price. Our failure to maintain the required current debt service coverage ratios on existing loans also adversely impacts our ability to raise additional capital. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended September 30, 2006 we were in default on certain of our debt covenants with Capmark. We obtained waivers through April 1, 2007 from Capmark. Our ability to raise additional capital will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At September 30, 2006, we had borrowings, including capital lease obligations and discontinued operations, of approximately $24.5 million. We had three letters of credit outstanding at September 30, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2006. The Company also maintains a $600,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2006.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible require net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and require the maintenance of certain debt service coverage ratios on a consolidated level.

At September 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .45:1 at September 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $9.0 million are reported as a current liability included in liabilities related to assets held for sale. We intend to pay off this debt with proceeds from the sale of the Arizona car washes. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement requires the Company to provide Chase with a Form 10-K and audited financial statements annually as well as internal certified financial statements and a Form 10-Q quarterly, and the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants or the Capmark covenant in the future, the Company will need to obtain further amendments or waivers from these lenders. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $12.7 million and Capmark debt currently totaling $9.0 million, including debt recorded as long-term debt at September 30, 2006, would become payable on demand by the financial institutions upon expiration of their respective current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2006, including discontinued operations (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$24,474	$10,753	$11,110	$1,002	$1,609
Capital leases (2)	45	45	-	-	-
Minimum operating lease payments	5,112	899	1,358	855	2,000
	$29,631	$11,697	$12,468	$1,857	$3,609

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,163	1,163	-	-	-
	$1,163	$1,163	$-	$-	$-

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

(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at September 30, 2006.

(4) The Company also maintains a $600,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2006. Outstanding letters of credit of $1,163,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 21, 2006. The principal terms of the employment agreement include: an annual salary of $450,000; three annual stock option grants fully vested on the date of each grant; certain bonus payments for the sale or purchase of businesses; a car at a lease cost of $1,500 per month; provision for certain medical and other employee benefits; and prohibition against competing with Mace during employment and for a three-month period following a termination of employment. Mr. Paolino’s employment agreement also provides for a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. Additionally, if Mr. Paolino receives the change of control bonus, his employment agreement can then be terminated without an additional payment. Of the three stock options grants provided for in Mr. Paolino’s employment agreement, the first grant, exercisable into 450,000 shares of the Company’s common stock, was made on August 21, 2006. The second grant will be made on or about August 27, 2007 and the third grant will be made on or about August 21, 2008. Because the grants are fully vested on the date of grant, they do not provide an incentive against Mr. Paolino resigning his employment.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.9 million for the nine months ended September 30, 2006. Cash used in operating activities in 2006 was primarily due to a net loss from continuing operations of $5.4 million offset partially by $1.2 million in non-cash stock based compensation charges and $1.1 million of cash provided by discontinued operations. Net cash provided by operating activities totaled $394,000 for the nine months ended September 30, 2005. Cash provided by operating activities in 2005 was primarily due to positive operating results, exclusive of two non-cash asset impairment charges.

Investing Activities. Cash provided by investing activities totaled approximately $1.9 million for the nine months ended September 30, 2006, which includes capital expenditures of $476,000 related to ongoing car wash operations, $201,000 for Security Segment operations, and $247,000 for discontinued operations and also includes proceeds of approximately $1.0 million from the sale of our Deptford, New Jersey site and proceeds of approximately $1.85 million from the sale of a Dallas, Texas car wash site. Cash used in investing activities totaled $2.9 million for the nine months ended September 30, 2005, which includes the purchase of short-term investments of $2.6 million, capital expenditures of $452,000 related to ongoing car wash operations, $225,000 for the Security Segment, proceeds of $687,000 from the sale of two unused warehouse bays in Florida and $265,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $2.2 million from continuing operations for the nine months ended September 30, 2006, which includes $0.9 million of routine principal payments on debt, $740,000 of routine principal payments on debt related to discontinued operations, and $547,000 cash used to payoff debt relating to the Dallas, Texas car wash site sold in the third quarter of 2006. Cash used in financing activities was $2.0 million for the nine months ended September 30, 2005, which includes routine principal payments on debt of $1.0 million from continuing operations for the nine months ended September 30, 2005, $716,000 from discontinued operations, and $338,000 of cash used to payoff debt utilizing proceeds from the sale of a warehouse bay in Florida.

Results of Operations for the Nine Months Ended September 30, 2006
Compared to the Nine Months Ended September 30, 2005

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Nine Months Ended September 30,
	2006	2005

Revenues	100.0%	100.0%
Cost of revenues	76.9	73.4
Selling, general and administrative expenses	33.3	22.9
Depreciation and amortization	3.5	3.1
Asset impairment charge	0.2	2.2
Operating loss	(13.9)	(1.6)
Interest expense, net	(1.8)	(1.5)
Other income	2.4	0.6
Income from operating agreement	0.2	-
Loss from continuing operations before income taxes	(13.1)	(2.5)
Income tax expense (benefit)	0.3	(0.5)
Loss from continuing operations	(13.4)	(2.0)
Income from discontinued operations	0.7	0.5
Net loss	(12.7)%	(1.5)%

Revenues

Car and Truck Wash Services

Revenues for the nine months ended September 30, 2006 were $22.1 million as compared to $24.9 million for the nine months ended September 30, 2005, a decrease of $2.8 million or 11%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $22.1 million of revenues for the nine months ended September 30, 2006, $16.8 million or 76% was generated from car wash and detailing, $2.6 million or 12% from lube and other automotive services, and $2.7 million or 12% from fuel and merchandise sales. Of the $24.9 million of revenues for the nine months ended September 30, 2005, $19.3 million or 78% was generated from car wash and detailing, $2.4 million or 9% from lube and other automotive services, and $3.2 million or 13% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the truck wash operation being leased to a third party effective January 1, 2006 and a decrease in car wash volumes most notably in our East region. In the first nine months of 2006, the Company earned $81,000 under the truck wash lease. In the first nine months of 2005, the truck washes generated $1.1 million in revenue. Overall car wash volumes declined 107,000 cars or 9.1% in the first nine months of 2006 as compared to the first nine months of 2005, 4.2% excluding the impact of car wash volume reduction of 60,000 cars from the closure and divestiture of three of our car wash locations since December, 2005. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.68 in the first nine months of 2006, from $15.45 in the same period in 2005. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services.

Security

Revenues were approximately $18.2 million and $19.3 million for the nine months ended September 30, 2006 and 2005, respectively. Of the $18.2 million of revenues for the nine months ended September 30, 2006, $7.2 million, or 39%, was generated from our professional electronic surveillance operation in Florida, $8.5 million, or 47%, from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $2.5 million, or 14%, from personal defense and law enforcement aerosol operations in Vermont. Of the $19.3 million of revenues for the nine months ended September 30, 2005, $6.6 million, or 34%, was generated from our professional electronic surveillance operation in Florida, $10.1 million, or 52%, from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $2.6 million, or 14%, from our personal defense and law enforcement aerosol operation in Vermont. The decrease in revenues within the Security Segment was due principally to a decrease in our high end fiber optic camera sales and to a lesser extent in our consumer direct electronic surveillance and retail sales in our Texas operations. This decrease was partially offset by Securetek operations, which we acquired in November of 2005 and provided approximately $1.25 million of revenue in the nine months ended September 30, 2006.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the nine months ended September 30, 2006 were $18.0 million, or 81% of revenues, with car washing and detailing costs at 80% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 90% of respective revenues. Cost of revenues for the nine months ended September 30, 2005 were $18.8 million, or 76% of revenues, with car washing and detailing costs at 73% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase in labor as a percent of car wash and detailing revenues from 48.4% in 2005 to 52.2% in 2006 combined with an increase in workers compensation and car damage claims, utility costs, and wash and detail chemicals and supplies.

Security

During the nine months ended September 30, 2006 cost of revenues were $13.0 million or 72% of revenues as compared to $13.7 million or 71% of revenues for the nine months ended September 30, 2005. The increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix and increased costs of adding additional technical and warehouse staff to address customer needs as we continue to grow in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $13.4 million compared to $10.1million for the same period in 2005. SG&A expenses as a percent of revenues were 33.3% for the nine months ended September 30, 2006 as compared to 22.9% in the same period of 2005. The increase in SG&A costs is primarily the result of growth in infrastructure and an increase in marketing and advertising costs within the Security Segment, which added an additional $521,000 of SG&A costs in 2006; an increase of $79,000 in advertising costs in the car and truck wash services segment; $1.2 million related to non-cash charges to compensation expense for stock-based compensation under SFAS 123(R); and $1.34 million of legal, consulting and accounting fees relating to the ongoing immigration investigation.

Depreciation and Amortization

Depreciation and amortization totaled $1.4 million for each of the nine months ended September 30, 2006 and 2005.

Asset Impairment Charge

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas and a exterior only car wash in Moorestown, New Jersey by approximately $80,000. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their respective carrying values. Additionally, during the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2006 was $710,000 compared to $648,000 for the nine months ended September 30, 2005. This increase in interest expense was the result of an increase in interest rates on approximately 58% of our long term debt which has interest rates tied to the prime rate.

Other Income

Other income for the nine months ended September 30, 2006 was $985,000 compared to $277,000 for the nine months ended September 30, 2005. The 2006 other income includes a $202,000 gain on the sale of our Deptford, New Jersey car wash site and a $461,000 gain on the sale of a Dallas, Texas car wash site.

Income Taxes

The Company recorded tax expense of $117,000 and a tax benefit of $214,000 for the nine months ended September 30, 2006 and 2005, respectively. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (2)% and 36% in 2006 and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. The income tax benefit for 2005 was reduced by $182,000 to write-off deferred tax assets of one of the Company’s subsidiaries. It is management’s belief that it is unlikely that the value of this asset will be realized.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating loss carryforwards (“NOLs”), including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. At September 30, 2006, the Company had a valuation allowance against deferred tax assets of $6.0 million representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance, which increased $1.9 million in the nine months ending September 30, 2006, was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was the result of the Company’s continued losses in its fiscal year ended December 31, 2005 and the nine months ending September 30, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

Results of Operations for the Three Months Ended September 30, 2006
Compared to the Three Months Ended September 30, 2005

Revenues

Car and Truck Wash Services

Revenues for the three months ended September 30, 2006 were $6.7 million as compared to $7.9 million for the three months ended September 30, 2005, a decrease of $1.2 million or 15%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $6.7 million of revenues for the three months ended September 30, 2006, $5.0 million or 74% was generated from car wash and detailing, $907,000 or 14% from lube and other automotive services, and $826,000 or 12% from fuel and merchandise sales. Of the $7.9 million of revenues for the three months ended September 30, 2005, $5.9 million or 75% was generated from car wash and detailing, $0.8 million or 10% from lube and other automotive services, and $1.2 million or 15% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the truck wash operation being leased to a third party effective January 1, 2006 and a decrease in car wash volumes most notably in our East region and our Florida region. In the third quarter of 2006, the Company earned $27,000 under the truck wash lease. In the third quarter of 2005, the truck washes generated $289,000 in revenue. Overall car wash volumes declined by 38,000 cars, or 10.9%, in the third quarter of 2006 as compared to the third quarter of 2005, 5.5% excluding the impact of our wash volume reductions of 20,000 cars from the closure and divestiture of three of our car wash locations since December, 2005. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $16.21 in the third quarter of 2006 from $16.13 in the same period in 2005.

Security

Revenues within the Security Segment were approximately $5.7 million for the three months ended September 30, 2006 and 2005. Of the $5.7 million of revenues for the three months ended September 30, 2006, $2.0 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $2.7 million, or 47%, from our consumer direct electronic surveillance and high end fiber optic camera operation in Texas, and $1.0 million ,or 18%, from personal defense and law enforcement aerosol operations. Of the $5.7 million of revenues for the three months ended September 30, 2005, $1.9 million, or 33%, was generated from our professional electronic surveillance operation in Florida, $2.9 million, or 51%, from our high end fiber optic camera operation in Texas, and $0.9 million, or 16%, from our personal defense and law enforcement aerosol operation. The change in revenues within the Security Segment was due principally due to a decrease in our consumer direct electronic surveillance and high end fiber optic camera sales, partially offset by Securetek operations, which we acquired in November of 2005 and provided approximately $370,000 of revenues in the three months ended September 30, 2006. Additionally, our professional electronic surveillance operation in Florida experience higher than historic product returns due to increase sales to distributors and technical issues related to certain new product offerings.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the three months ended September 30, 2006 were $5.7 million, or 85% of revenues, with car washing and detailing costs at 83% of respective revenues, lube and other automotive services costs at 86% of respective revenues, and fuel and merchandise costs at 93% of respective revenues. Cost of revenues for the three months ended September 30, 2005 were $6.3 million, or 80% of revenues, with car washing and detailing costs at 78% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was the result of an increase in cost of labor as a percent of car wash and detailing revenues from 52.1% in 2005 to 55.8% in 2006 combined with an increase in workers compensation and car damage claims, utility costs, and wash and detail chemicals and supplies.

Security

During the three months ended September 30, 2006 cost of revenues were $4.1 million or 71% of revenues as compared to $4.0 million or 70% of revenues for the three months ended September 30, 2005. The slight increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix and increased costs of adding additional technical and warehouse staff to address customer needs as we continue to grow in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were $4.7 million compared to $3.3 million for the same period in 2005. SG&A expenses as a percent of revenues were 37.5% for the three months ended September 30, 2006 as compared to 24.2% in the third quarter of 2005. The increase in SG&A costs is primarily the result of the growth in infrastructure and an increase in marketing and advertising costs within the Security Segment which added an additional $234,000 of SG&A costs in 2006; an increase in advertising costs in the car and truck wash services segment; $781,000 related to non-cash charges to compensation expense for share-based compensation under SFAS 123(R); and $245,000 of legal, consulting and accounting fees relating to the ongoing immigration investigation.

Depreciation and Amortization

Depreciation and amortization totaled $466,000 for the three months ended September 30, 2006 as compared to $463,000 for the same period in 2005.

Asset Impairment Charge

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas and a exterior only car wash in Moorestown, New Jersey by approximately $80,000. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their respective carrying values. Additionally, during the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $966,000. We have determined that due to further reductions in truck wash volumes resulting from inclement weather, competition, increased fuel costs which had the effect of reducing spending on truck washing, along with current data utilized in estimating the fair market value of the truck wash facilities, their future expected cash flows would not be sufficient to recover their respective carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2006 was $200,000 compared to $216,000 for the three months ended September 30, 2005.

Other Income

Other income for the three months ended September 30, 2006 was $612,000 compared to $89,000 for the three months ended September 30, 2005. The 2006 other income includes a $461,000 gain on the sale of a Dallas, Texas car wash site.

Income Taxes

The Company recorded tax expense of $39,000 for the three months ended September 30, 2006 and a tax benefit of $363,000 for the three months ended September 30, 2005. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (2)% in 2006 and 36% in 2005. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. The income tax benefit for 2005 was reduced by $182,000 to write-off deferred tax assets of one of the Company’s subsidiaries. It is management’s belief that it is unlikely that the valued of this asset will be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2005 as reported on our Form 10-K for the year ended December 31, 2005.

Approximately 37% of our debt is at fixed rates, and as such, changes in market interest rates would not significantly impact operating results unless and until such debt would need to be refinanced at maturity. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime and Libor rates would not have a material effect on the fair value of our variable rate debt at September 30, 2006 and would have had the impact of increasing interest expense by approximately $93,000 for the twelve months ended September 30, 2006.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of our variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at September 30, 2006). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at a cap rate of 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of Accumulated Other Comprehensive Income and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At September 30, 2006 the contract, which was originally purchased for $124,000, is included in other assets at its fair market value of approximately $106,000.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting except as noted below.

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

Our business plan involves growing our Security Segment through acquisitions and internal development, and divesting of our car washes through sales. The growth of our Security Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $21.5 million as of September 30, 2006, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by $6.9 million from December 31, 2005 to September 30, 2006 principally due to the reclassification of assets and liabilities of our Arizona region and Norristown site at September 30, 2006 as assets, and related liabilities, held for sale. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we believe we can generated cash from the sale of our car washes, there is no guarantee that we will be able to sell our car washes in time to meet our cash needs.

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

Our bank debt borrowings as of September 30, 2006 were $24.5 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $10.8 million, including $9.6 million of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than 12 months from September 30, 2006. Our two most significant borrowings are secured notes payable to Capmark Finance Inc. (“Capmark”) in the amount of $9.0 million, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) in the amount of $12.7 million, $8.0 million of which was classified as non-current debt at September 30, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty four car washes and one truck wash are encumbered by mortgages. At September 30, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .45:1at September 30, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $9.0 million are reported as a current liability included in liabilities related to assets held for sale. If we are not able to achieve a debt coverage ratio of at least 1.25:1, and we cannot obtain further waivers of acceleration, the Capmark notes may be accelerated and as a result our stock price may decline.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement requires the Company to provide Chase with a Form 10-K and audited financial statements annually as well as internal certified financial statements and a Form 10-Q quarterly, and the maintenance of a minimum total unencumbered cash and marketable securities balance of $5.0 million. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the criminal investigation,weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Chase and Capmark covenants and need to seek additional waivers or amendments.

If we default on any of the Chase or Capmark covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.7 million and Capmark debt totaling $9.0 million, including debt recorded as long-term debt at September 30, 2006, could become due and payable on demand, and Chase and/or Capmark could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 24 of our car wash facilities and one truck wash) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 57% of our total revenues for fiscal year 2005 and 55% of our total revenues in the nine months ended September 30, 2006, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

We reported net losses for the year ended December 31, 2005 and the nine months ended September 30, 2006, and we reported negative cash flow from operating activities of $2.9 million for the nine months ended September 30, 2006. Although a substantial portion of the reported losses in recent years related to non-cash impairment charges of intangible assets under SFAS 142 and non-cash compensation expense under SFAS 123(R) in the current year, we may continue to report net losses in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity.

If we lose the services of our executive officers, our business may suffer.

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement. The primary term of the employment agreements of Robert M. Kramer, Gregory M. Krzemien, and Ronald R. Pirollo expired on March 26, 2003. Mr. Kramer is the our general counsel and secretary; Mr. Krzemien is our chief financial officer and treasurer; and Mr. Pirollo is our chief accounting officer and corporate controller. Messrs. Kramer and Krzemien are working on a month-to-month at-will basis, under the provisions of their employment agreements. Mr. Pirollo is working on an at will basis under the provisions of his employment contract. Without long term employment contracts, we may lose the services of any one or more of Messrs. Kramer, Krzemien and Pirollo, each of whom has been involved in our management for several years and would be difficult to replace. In addition, we do not maintain key-man life insurance policies on our executive officers.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,079,000 at September 30, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus their estimate of reserves for possible future payments. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Our common stock is listed on Nasdaq Global Market with a bid price of $2.51 at the close of the market on November 9, 2006. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we are subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the Nasdaq National Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our equity security repurchases during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 30, 2006	-	-	-	$3,000,000
August 1 to August 31, 2006	-	-	-	$3,000,000
September 1 to September 30, 2006	-	-	-	$3,000,000
Total	-	-	-
(1)
(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of September 30, 2006, no shares had been repurchased under the program.

Item 6. Exhibits

(a)	Exhibits:

10.1
Amendment to Credit Agreement dated October 31, 2006, effective September 30, 2006 between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, five additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Truck Wash, Inc., Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products Inc., and Eager Beaver Car Wash, Inc., are not being filed).

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
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

By:	/s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr., Chairman, Chief Executive Officer and President

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer

By:	/s/ Ronald R. Pirollo
Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: November 13, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment to Credit Agreement dated October 31, 2006, effective September 30, 2006 between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, five additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Truck Wash, Inc., Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products Inc., and Eager Beaver Car Wash, Inc., are not being filed)

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