Form 10-K
period 2006-12-31
MACE SECURITY INTERNATIONAL INC
filed 2007-07-02
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006  Commission File No. 0-22810

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
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $32,303,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2006. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2006, and (b) each stockholder that had informed Registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2006.

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of June 25, 2007 was 15,275,382.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2006

PART I

ITEM 1. BUSINESS

GENERAL

Mace Security International, Inc. (“the Company” or “Mace”) was incorporated in Delaware on September 1, 1993. On December 17, 2002, we effected a one-for-two reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants reflect the reverse split, unless otherwise noted. Our operations are currently conducted through two segments: Security and Car and Truck Washes.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. Our primary focus in the Security Segment is electronic surveillance products and components that we purchase from Asian manufacturers who design equipment to our requirements. We sell the electronic surveillance products and components primarily to installing dealers, system integrators and end users. Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components, as well as video conferencing equipment. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, a call center and mass merchants.

Our Car and Truck Wash Segment owns and operates car washes and owns truck washes. We currently own and operate 39 car washes, of which 12 are subject to an Agreement of Sale. We own, but do not operate, five truck washes. The truck washes are leased to a third party, pursuant to a lease under which we are paid $9,000 per month.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission, can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Car and Truck Wash Segment. The Company, through its subsidiaries, owned and operated 46 car washes as of December 31, 2006. As of May 31, 2007, the Company operates 25 car washes, having sold 21 car washes from January 1, 2007 through May 31, 2007. As of May 31, 2007, we own six car wash locations in or near the Sarasota, Florida area, two car washes in New Jersey, and 17 car wash locations in Texas. Except for the New Jersey car washes, which provide only exterior washing, and one Texas location, which is a self-serve wash and lube facility, the rest of our locations are full service car washes. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass. In addition, we own five truck washes located in Arizona, Indiana, Ohio and Texas. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. By December 31, 2007, Eagle is obligated under the agreement to purchase the truck washes for the purchase price of $1.2 million, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (currently offered at 22 locations), oil and lubrication services (currently offered at eight locations), gasoline dispensing services (currently offered at 11 locations), state inspection services (currently offered at seven locations), convenience store sales (currently offered at one location), and merchandise sales (currently offered at 22 locations). The Car and Truck Wash Segment provided 52.5%, 52.8% and 61.3% of our revenues in fiscal years 2006, 2005 and 2004, respectively. (See Note 20, Segment Reporting to the consolidated financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States.

For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 33.

Security Segment. The Security Segment offers a wide variety of security related products. Among the items offered, are electronic surveillance products, including analog, digital and IP cameras, digital video recorders, monitors, matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets. Other products offered are Mace defense sprays, personal alarms, biometric locks, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard® product line of childproof security locks, security literature for the domestic and foreign financial community, a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos, crisis response materials and TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component requirements are established by our operating and marketing staffs in Ft. Lauderdale, Florida and Farmers Branch, Texas and manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida. Our defense sprays are manufactured by us in our Bennington, Vermont facility. The KinderGard® product line is manufactured by a third party utilizing molds primarily owned by the Company. Our defense sprays and the KinderGard® product line are packaged, warehoused, and shipped from our Vermont facility. Our TG Guard® products are also assembled in our Vermont facility.

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

The Security Segment provided 47.5%, 47.2%, and 38.7% of our revenues in fiscal years 2006, 2005, and 2004, respectively. (See Note 20, Segment Reporting, to the consolidated financial statements accompanying this report.)

BUSINESS STRATEGIES

Car and Truck Wash Segment.

Sales We intend to maintain our sales in our current markets while we continue to sell the car and truck washes, which is described below. We intend to maintain our sales by providing superior service and through our existing marketing efforts. To maintain market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely uses car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process.

Operating Efficiency. We have implemented programs to take advantage of certain economies of scale in such areas as the purchase of equipment, chemicals, supplies and parts, equipment maintenance, data processing, financing arrangements, employee benefits, insurance and communications. We train our operating personnel to emphasize customer service, labor efficiency, safe operations, and sales of add-on and ancillary services.

Acquisitions and Divestitures. We acquired our car and truck washes between May 1999 and December 2000. Our current strategy is to sell the car and truck washes we own. During 2005, we sold one car wash and leased the five truck washes under an agreement that obligates Eagle, the lessee, to purchase the truck washes by December 31, 2007. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 in liquidated damages. From January 1, 2006 to May 31, 2007, we have sold 23 car washes and have entered into agreements to sell four additional car washes and all five of our truck washes.

We currently own and operate 25 car washes. We are marketing our car washes individually and in groups. We are considering offers for our car washes and evaluate offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide sufficient capital for the growth of our Security Segment. We seek to grow the Security Segment through acquisitions, new product development and new market penetration.

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The Company sold the twelve Arizona car washes constituting our Arizona region on May 17, 2007 pursuant to an agreement of sale entered into on December 7, 2006 with Twisted Cactus Enterprises, LLC for $19.3 million in cash.

Additionally, on June 19, 2006, we completed the sale of our car wash located in Deptford, New Jersey for $1,025,000. On September 28, 2006, we sold a full service car wash facility in Dallas, Texas for approximately $1.85 million, resulting in a $461,000 gain on disposal. On November 9, 2006, the Company signed an agreement to sell three full service car washes in the Philadelphia, Pennsylvania area for $4.75 million in cash. The sale was completed on January 29, 2007. On November 10, 2006, the Company signed an agreement to sell its full service car wash in Cherry Hill, New Jersey for $2.91 million in cash. The sale was completed on February 1, 2007. We sold four exterior car washes in our Northeast region, one in Moorestown, New Jersey on January 5, 2007 for $350,000, one in Philadelphia, Pennsylvania on March 1, 2007 for $470,000, one in Yeadon, Pennsylvania on May 14, 2007 for $100,000, and one in Smyrna, Delaware on May 31, 2007 for $220,000 in cash. We also sold a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash. We have received other offers from other parties for individual regions or car washes. We do not accept any offer which we believe is not for sufficient consideration. There can be no assurances that any other transactions will be concluded.

Security Segment.

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products. For the year ended December 31, 2006, revenues from the Security Segment were $23.4 million. The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $373,000 of revenue in 2002 to $2.8 million in 2003, $13.9 million in 2004, $21.4 million in 2005 and have declined slightly to $19.8 million in 2006. Growth has been principally achieved through acquiring businesses and through internal growth through development of advanced product offerings, as well as expanded advertising and marketing efforts.

For the five years prior to July 14, 2003, the Company was prohibited from selling defense sprays to the law enforcement market, under a non-competition agreement with Armor Holdings, Inc. We are now selling our defense sprays in the law enforcement market under the brand name of TakeDown®. We believe that the total consumer defense spray market is approximately $10 million to $12 million in annual revenues and that the law enforcement market is approximately $3 million in annual revenues. Our newly developed Pepper Gel™ has increased sales in Law Enforcement and Consumer markets. Pepper Gel™ has a patent pending in the US Patent office and internationally through the patent co-operation treaty (PCT).

Operating Agreements and Acquisitions.  On August 12, 2002, the video systems and system component products were added to the Security Segment when we acquired certain of the assets and operations of Micro-Tech, Inc., a manufacturer and retailer of video security and surveillance devices. Plasma and video monitors were added to the Security Segment on September 26, 2003 when we acquired certain assets and the operations of Vernex, Inc., a manufacturer and retailer of plasma and CRT video monitors. We added a line of high-end digital and machine vision cameras and professional imaging components, Industrial Vision Source (“IVS”), and a line of consumer “do it yourself” video surveillance systems, SecurityandMore (“S&M”), on July 1, 2004, when we acquired the two businesses from American Building Control, Inc. On November 23, 2005 we acquired the inventory and customer accounts of Securetek, Inc. which specializes in the sale of electronic surveillance products to security alarm dealers and installers. The acquired business was relocated and integrated into our existing security operation in Ft. Lauderdale, Florida.

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

MARKETING

Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct mail marketing programs and radio and television advertisements. We spend 2% to 3% of regional revenue on regional advertising campaigns. We have a diverse customer base, with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2006. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Security Segment. Our electronic surveillance products and components are marketed through several sales channels, such as catalogs, the internet, mass merchants, exhibitions at national trade shows and a call center. Our other products are sold through direct marketing, the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

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

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2006. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

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

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard®, a product line of childproof locks, MaceCash™, a dye pack system, and TG Guard®, an electronic tear gas security system, the components are primarily manufactured by unrelated companies and are assembled and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms.

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

Security Segment. Our video systems and components face competition from many larger companies such as Sony, Panasonic, Armor Holdings, Inc. and others. A number of these competitors have significantly greater financial, marketing, and other resources than us. Our high-end digital and machine vision camera operation, IVS, is a large distributor of Sony products. Upon a customer of IVS achieving a high Sony product purchasing level, the customer may qualify for purchasing directly from Sony and thus IVS may lose the sales to the customer. Additionally, our foreign manufacturers of our electronic surveillance products may also sell directly to our customer base. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

There continues to be a number of companies marketing personal defense sprays to civilian consumers such as Armor Holdings. Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations. This segment experienced increased sales in aerosols and TG Guard systems in 2006 attributable to improved marketing as well as an increase in government spending on purchasing our TG Guard systems for embassy, prison and safe room installations.

TRADEMARKS AND PATENTS

Car and Truck Wash Business. We own a registered service mark for Super Bright®. Super Bright® is our brand name in our San Antonio, Texas and Lubbock, Texas locations. We operate our car washes in other geographic regions under locally recognizable names such as Eager Beaver Car Wash, Genie Car Wash, Colonial Car Wash, and Weiss Guys Car Wash.

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

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Screecher®, Peppergard®, Mace (Mexico)®, Viper®defense spray, Kindergard®, TG Guard®, Take Down®, Muzzle®, Pepper Mace®, MSI and Design®, Mace® Community (European Union) Trademark, Pepper Gel®, and Take Down Extreme™.

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

Security Segment. The distribution, sale, ownership, and use of consumer defense sprays are legal in some form in all fifty states and the District of Columbia. However, in some states sales to minors are prohibited and in several states (MA, MI, NY and WI, for example) sales are highly regulated. Among the typical regulations are the following, which list is not all inclusive: Massachusetts requires both the seller and possessor to be licensed; Michigan does not allow the sale of combinations of tear gas and pepper sprays; and New York requires sellers to be licensed firearms dealers or pharmacists. There are often restrictions on sizes, labeling and packaging that may vary from state to state. We have been able to sell our defense sprays consistent with the requirements of state laws. We believe we are in material compliance with all federal, state, and local laws that affect our defense spray business. There can be no assurance, however, that broader or more severe restrictions will not be enacted that would have an adverse impact on the sale of defense sprays. Additionally, certain states require licenses for the sale of our security equipment. We have obtained all required licenses.

RESEARCH AND DEVELOPMENT

Car and Truck Wash Segment. There are no research and development expenditures within the Car and Truck Wash Segment.

Security Segment. Our staffs in our Ft. Lauderdale, Florida and Farmers Branch, Texas facilities determine the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2006, 2005 or 2004.

INSURANCE

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate but no earlier then the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $1,079,000 at December 31, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

All of our car and truck wash business is conducted in the United States. Approximately 4%, (or $956,000), 6% (or $1.5 million), and 4% (or $673,000) of the 2006, 2005 and 2004 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Our Electronic Surveillance products are manufactured in Korea, China, and other foreign countries. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations.

EMPLOYEES

As of June 15, 2007, we had approximately 844 employees, of which approximately 734 were employed in the Car and Truck Wash Segment, 88 employed in the Security Segment, 18 in corporate clerical and administrative positions, and four in executive management. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we do not raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

Our business plan involves growing our Security Segment through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $26.6 million as of December 31, 2006, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by $12.0 million from December 31, 2005 to December 31, 2006 principally due to the reclassification of assets and liabilities of our Arizona region, our truck wash operations, and six car washes in our Northeast and Texas regions at December 31, 2006 as assets and related liabilities, held for sale. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and significant additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we believe we can generate cash from the sale of our car washes, there is no guarantee that we will be able to sell our car washes in time to meet our cash needs.

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

We have debt secured by mortgages against our property, which can be foreclosed upon if we default on the debt.

Our bank debt borrowings as of December 31, 2006 were $24.0 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, $10.9 million, including $9.6 million of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than twelve months from December 31, 2006. We repaid $9.4 million of this $9.6 million of debt subsequent to December 31, 2006 in connection with the sale of the Arizona car washes on May 17, 2007. Our two most significant borrowings were secured notes payable to Capmark Finance Inc. (“Capmark”) in the amount of $8.8 million (paid on May 17, 2007), and secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $12.4 million, $ 11.4 million of which was classified as non-current debt at December 31, 2006.

We have in the past violated loan covenants in the Capmark and Chase agreements. We have obtained waivers for our violations of the Chase agreements and we have repaid the Capmark debt subsequent to December 31, 2006. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the ongoing criminal immigration investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the loan covenants and need to seek waivers or amendments.

If we are in default on loan covenants and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 16 of our car wash facilities and one truck wash at May 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 53% of our total revenues for fiscal year 2006, would be severely impacted and we may go out of business. Even if the debt was accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business. If the debt were accelerated, it would become more difficult to sell the car washes at an adequate price.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated.

Our secured notes payable to Chase total $12.4 million, $11.4 million of which was classified as non-current debt at December 31, 2006. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition.

Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company incurred capital expenditures of $1.3 million in 2006 and did not timely provide the required financial statements. Accordingly, we were not in compliance with the Chase covenants. The Company received a waiver of acceleration from Chase at December 31, 2006 and for measurement periods through January 1, 2008 related to these covenant violations and, accordingly, a portion of the Chase notes payable was reflected as non-current in our financial statements at December 31, 2006. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

We reported net losses for the years ended December 31, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under Statement of Financial Accounting Standards (“SFAS”) 142 and non-cash stock-based compensation expense under SFAS 123(R) in the current year, we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

If we lose the services of our executive officers, our business may suffer.

If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement and could adversely impact our operations.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,079,000 at December 31, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risks Related to our Security Segment

If we are not able to operate our electronic surveillance products operations effectively, our business will suffer.

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

Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. We design many of our security products and contract with independent suppliers to manufacture those products and deliver them to us. Certain of these products contain proprietary intellectual property of these independent suppliers. Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property. In addition, if an infringement by us were found to exist, we may attempt to acquire a license or right to use such technology or intellectual property. Most of our suppliers have agreed to indemnify us against any such infringement claim, but any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources, which would adversely effect our operations and financial results.

The Mace registered name and trademark is important to our security business. If we do not defend the Mace name or allow it to fall into common usage, our security segment business could be adversely affected.

If our original equipment manufacturers fail to adequately supply our products, our security products sales may suffer.

Our electronic surveillance products are manufactured on an OEM basis. Reliance upon OEMs, as well as industry supply conditions generally involves several risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. We also store a chemical component of tear gas in our Bennington, Vermont facility in such quantities that if all the chemical was released into the air, could cause an evacuation of Bennington, Vermont until the chemical broke down into its components. We believe that we are in compliance with all current state and local statutes governing our handling and disposal of these hazardous materials, but if there are any changes in environmental permit or regulatory requirements, or if we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition.

Risks Related to our Car and Truck Wash Segment

We face a criminal investigation regarding the hiring of undocumented workers at our car washes that could result in fines and penalties.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is investigating the Company for the alleged hiring of undocumented workers at the Company’s car washes. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006. The investigative findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, the Special Counsel began to receive for review some additional and previously requested but unavailable documents and information. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings.

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

We employ a large number of workers who perform manual labor at the car washes we operate. Many of the workers are paid at or slightly above minimum wage. Also, a large percentage of our car wash work force is composed of employees who have been employed by us for relatively short periods of time. This work force is constantly turning over. Our work force may subject us to financial claims in a variety of ways, such as:

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

Many of our car washes have older equipment that requires frequent repair or replacement. Although we undertake to keep our car washing equipment in adequate operating condition, the operating environment in car washes results in frequent mechanical problems. If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable or malfunction resulting in a loss of revenue, damage to vehicles and poorly washed vehicles.

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

The market price of our common stock, has in the past been, and is likely to continue to be volatile in the future. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;

•	announcements regarding the acquisition of businesses or companies by us or our competitors;

•	announcements regarding the disposition of all or a significant portion of the assets that comprise our Car and Truck Wash Segment, which may or may not be on favorable terms;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our, or our suppliers’ intellectual property portfolio;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	additions or departures of our key personnel;

•	operating losses by us;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•	our ability to maintain our common stock listing on the Nasdaq Global Market.

One or more of these factors could cause a decline in our revenues and income or in the price of our common stock, thereby reducing the value of an investment in our Company.

We have failed to file our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007 when required, and the failure may result in the loss of our listing on the Nasdaq National Market. The loss of our Nasdaq National Market listing would make our stock significantly less liquid and would adversely affect its value.

On May 17, 2007, the Company received a Nasdaq Staff Determination that the Company was not in compliance with Marketplace Rule 4310(c)(14) for failing to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“Form 10-Q”). The May 17, 2007 Staff Determination was in addition to the Nasdaq Staff Determination received by the Company on April 18, 2007, regarding the Company being in violation of Marketplace Rule 4310(c)(14) for not timely filing its Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”). The non-compliance with Marketplace Rule 4310(c)(14) makes the Company’s common stock subject to being delisted from The Nasdaq Stock Market. On May 31, 2007, the Company attended a hearing with respect to the May 17, 2007 and April 18, 2007 Nasdaq Staff Determinations before the Nasdaq Listing Qualifications Panel (“Panel”) to request an exception to its non-compliance with Marketplace Rule 4310(c)(14). By operation of Marketplace Rule 4805(a), the delisting of the Company’s common stock is stayed pending the Panel’s review and determination. The Panel has not yet issued its ruling. There can be no assurance that the Panel will grant an exception to the Company allowing the Company’s common stock to remain listed.

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

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value.

Our common stock is listed on Nasdaq Global Market with a closing price of $2.47 at the close of the market on June 25, 2007. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock would be even more limited if our price must be published on the “Pink Sheets.”

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price.

We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” (as defined in Section 203, an owner of 15% or more of the outstanding stock of the corporation) for a period of three years following the shareholders becoming an “interested shareholder”, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

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

Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under Item 1. Business. The 46 car wash facilities operated by us as of December 31, 2006 are situated on sites we own or lease. As of December 31, 2006, we owned 38 and leased eight of our car wash facilities. As of May 31, 2007, we own 23 and lease two car wash facilities. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

Locations (1)	Type of Car Wash (2)	Number of Facilities as of December 31, 2006	Number of Facilities as of May 31, 2007
Philadelphia, Pennsylvania Area	Full Service Exterior Washes	3 2	0 0

Southern New Jersey Area	Full Service Exterior Washes	1 3	0 2

Smyrna, Delaware	Exterior Wash	1	0

Phoenix, Arizona Area	Full Service	12	0

Dallas, Texas Area	Full Service Self Serve /Lube	7 1	6 1

Austin, Texas	Full Service	3	3

Lubbock, Texas	Full Service	3	3

Sarasota, Florida Area	Full Service	6	6

San Antonio, Texas	Full Service	4	4

(1)	The majority of our locations are owned, except for the following number of locations which are leased:

(i)	Philadelphia, Pennsylvania (2)
(ii)	Smyrna, Delaware (1)
(iii)	Phoenix, Arizona Area (3)
(iv)	Dallas, Texas Area (2)

(2)
Several locations also offer other consumer products and related car care services, such as professional detailing services (currently offered at 22 locations), oil and lubrication services (currently offered at eight locations), gasoline dispensing services (currently offered at 11 locations), state inspection services (currently offered at seven locations), convenience store sales (currently offered at one location) and merchandise store sales (currently offered at 22 locations).

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes. We expect to make investments in additional equipment and property as deemed necessary to insure the car washes operate properly.

Many of our car washes are encumbered by first mortgage loans. Of the 46 car washes owned or leased by us at December 31, 2006, 24 properties and related equipment with a net book value totaling $38.8 million secured first mortgage loans totaling $22.9 million and 22 properties were not encumbered.

We also own five truck wash facilities. We own the buildings and equipment at each of our truck washes, and lease the land for all of our truck wash facilities except for the Amarillo, Texas land which we own and which is encumbered by debt of $274,000 at December 31, 2006. The truck wash facilities are leased to a third party.

Security Segment Properties. The operations of our electronic surveillance product operations are located in Ft. Lauderdale, Florida and Farmers Branch, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of $127,000. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003 and a current employee of the Company. We purchased a 20,000 square foot facility in June 2004 in Ft. Lauderdale, Florida, where our professional electronic surveillance products and components are warehoused and sold. Since December 2005, we lease approximately 3,000 square feet of administrative office space in Ft. Lauderdale, Florida to support our security segment operations at an annual cost of approximately $119,000. In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our consumer “do it yourself” electronic surveillance products and components and our high end camera products are warehoused and sold. The Farmers Branch facility is secured by a first mortgage loan in the amount of $760,000 at December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has completed its response to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held December 8, 2006. A proposal for the election of five directors to the Board of Directors for one-year terms was submitted to a vote.

The proposal was adopted by the shareholders. The voting was as follows:

Directors:	Votes For	Votes Witheld
Louis D. Paolino, Jr.	11,081,320	3,087,967
Mark S. Alsentzer	10,982,210	3,187,077
Matthew J. Paolino	11,009,284	3,160,003
Constantine N. Papadakis, Ph.D	11,113,056	3,056,231
Burton Segal	11,115,101	3,054,186

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock is traded and quoted on the Nasdaq Global Market under the trading symbol "MACE". Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.
Year Ending December 31, 2005	HIGH	LOW
First Quarter	$4.90	$2.55
Second Quarter	2.96	2.05
Third Quarter	3.55	2.32
Fourth Quarter	2.92	2.28
Year Ending December 31, 2006
First Quarter	$2.71	$2.25
Second Quarter	2.87	2.28
Third Quarter	2.59	2.13
Fourth Quarter	2.68	2.24
Year Ending December 31, 2007
First Quarter	$2.99	$2.50
Second Quarter	2.73	2.37
(Through June 25, 2007)

The closing price for our common stock on June 25, 2007, was $2.47. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 25, 2007, we had 142 stockholders of record and approximately 4,474 beneficial owners of our common stock. We have not paid dividends in the proceeding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

(c) Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the Nasdaq Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”).(1)

(1)
The Selected Peer Group Index is comprised of securities of Lo Jack Corp., Napco Security Systems Inc., Rockford Corporation, Taser International Inc., and Vicon Industries Inc. IPIX Corporation was eliminated from the selected peer group in 2006 since its stock ceased to trade during 2006. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY
INTERNATIONAL, INC., THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	2001	2002	2003	2004	2005	2006
Mace Security International, Inc.	100.00	121.51	121.51	279.07	143.60	148.84
Selected Peer Group	100.00	79.00	191.85	595.31	329.75	283.14
Nasdaq Market Index	100.00	69.75	104.88	113.70	116.19	128.12

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

(d) Recent Sales of Unregistered Securities

During 2006, we did not sell any securities that were not registered under the Securities Act of 1933 at the time of sale.

(e) Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2006	-	-	-	$3,000,000
November 1 to November 30, 2006	-	-	-	$3,000,000
December 1 to December 31, 2006	-	-	-	$3,000,000
Total	-	-	-

(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. During 2006,the Company did not repurchase any shares.

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

Statement of Operations Data:	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share information)
Revenues:
Car wash and detailing services	$19,063	$20,460	$19,445	$21,342	$22,722
Lube and other automotive services	3,445	3,232	3,317	3,977	4,019
Fuel and merchandise sales	3,341	4,162	3,624	3,127	2,800
Security sales	23,366	24,909	16,632	5,581	2,498
	49,215	52,763	43,018	34,027	32,039
Cost of revenues:
Car wash and detailing services	14,733	14,523	13,691	15,320	15,206
Lube and other automotive services	2,727	2,441	2,553	3,041	3,127
Fuel and merchandise sales	3,026	3,733	3,243	2,789	2,443
Security sales	17,427	17,658	11,989	3,485	1,523
	37,913	38,355	31,476	24,635	22,299

Selling, general and administrative expenses	16,868	13,116	10,753	7,713	6,620
Depreciation and amortization	1,621	1,539	1,497	1,280	1,224
Costs of terminated acquisitions	-	-	53	-	57
Goodwill and asset impairment charges	151	1,563	6,727	9	325

Operating (loss) income	(7,338)	(1,810)	(7,488)	390	1,514

Interest expense, net	(961)	(869)	(885)	(878)	(1,058)
Other income	1,093	630	197	188	165
Income from operating agreement	-	-	-	-	80
(Loss) income from continuing operations before income taxes	(7,206)	(2,049)	(8,176)	(300)	701

Income tax expense (benefit)	156	2,448	(2,943)	(104)	252
(Loss) income from continuing operations	(7,362)	(4,497)	(5,233)	(196)	449
Income (loss) from discontinued operations, net of tax	580	(523)	(1,177)	(3,337)	(506)
Loss before cumulative effect of change in accounting principle	(6,782)	(5,020)	(6,410)	(3,533)	(57)
Cumulative effect of change in accounting principle, net of tax benefit of $2,188	-	-	-	-	(5,733)
Net loss	$(6,782)	$(5,020)	$(6,410)	$(3,533)	$(5,790)

Basic and Diluted loss per share
(Loss) income from continuing operations	$(0.48)	$(0.30)	$(0.38)	$(0.01)	$0.04
Income (loss) from discontinued operations, net of tax	$0.04	(0.03)	(0.09)	(0.27)	(0.04)
Loss before cumulative effect of change in accounting principle	$(0.44)	$(0.33)	$(0.47)	$(0.28)	-
Cumulative effect of change in accounting principle	-	-	-	-	(0.46)
Net loss	$(0.44)	$(0.33)	$(0.47)	$(0.28)	$(0.46)
Weighted average number of shares outstanding	15,274,498	15,271,637	13,679,604	12,414,816	12,630,964

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data (at end of period):
Working capital (deficit)	$26,556	$14,615	$17,471	$270	$(2,210)
Intangible assets, net	$4,546	$6,148	$6,522	$11,614	$14,389
Total assets	$87,598	$96,111	$102,757	$90,602	$96,288
Long-term debt, including current maturities	$23,966	$26,674	$29,195	$31,286	$33,312
Stockholders’ equity	$56,506	$61,650	$66,522	$54,212	$57,669

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2006, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking-Statements”). All statements other than statements of historical fact included in this report are Forward-Looking-Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A. Risk Factors of this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Car and Truck Wash Services

We own full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2006 for the Car and Truck Wash Segment were comprised of approximately 74% from car washing and detailing, 13% from lube and other automotive services, and 13% from fuel and merchandise. Additionally, our Arizona and certain of our Northeast region car washes and our truck washes are being reported as discontinued operations (see Note 4 of the Notes to Consolidated Financial Statements) and, accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $14.1 million, $15.5 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Operating income from discontinued operations was $953,000, $337,000 and a loss of $343,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. By December 31, 2007, Eagle is obligated under the agreement to purchase the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense.

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

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the year ended December 31, 2006 for the Security Segment were comprised of approximately 39% from our professional electronic surveillance operation in Florida, 46% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 15% from our personal defense and law enforcement aerosol operation in Vermont.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues within the Car and Truck Wash Segment consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment are mitigated in that a significant portion of customer product warranty claims are reimbursed by the supplier.

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

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, fixed asset adjustments, and changes to the valuation allowance.

Results of Operations for the Three Years Ended December 31, 2006

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.0	72.7	73.2
Selling, general and administrative expenses	34.3	24.8	25.0
Depreciation and amortization	3.3	2.9	3.5
Costs of terminated acquisitions	-	-	0.1
Goodwill and asset impairment charges	0.3	3.0	15.6
Operating loss	(14.9)	(3.4)	(17.4)
Interest expense, net	(2.0)	(1.7)	(2.1)
Other income	2.2	1.2	0.5
Loss from continuing operations before income taxes	(14.7)	(3.9)	(19.0)
Income tax expense (benefit)	0.3	4.6	(6.8)
Loss from continuing operations	(15.0)	(8.5)	(12.2)
Income (loss) from discontinued operations, net of tax	1.2	(1.0)	(2.7)
Net loss	(13.8)%	(9.5)%	(14.9)%

Revenues

Car and Truck Wash Services

Revenues for the year ended December 31, 2006 were $25.9 million as compared to $27.9 million for the year ended December 31, 2005, a decrease of $2.0 million or 7.0%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $25.9 million of revenues for the year ended December 31, 2006, $19.1 million or 74% was generated from car wash and detailing, $3.5 million or 13% from lube and other automotive services, and $3.3 million or 13% from fuel and merchandise sales. Of the $27.9 million of revenues for the year ended December 31, 2005, $20.5 million or 73% was generated from car wash and detailing, $3.2 million or 12% from lube and other automotive services, and $4.2 million or 15% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the sale of car wash sites and reduced car wash volumes principally in our Dallas, Texas market. Car wash volumes declined 112,000 cars or 8.5% in 2006 as compared to 2005. The closure and divestiture of three of our car wash locations since November, 2005 resulted in a car wash reduction of 79,000 cars of the 112,000 car reduction in 2006. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.87 in 2006, from $15.54 in the same period in 2005. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. Management expects car wash volumes and revenues to continue at historic levels consistent with weather patterns.

Revenues for the year ended December 31, 2005 were $27.9 million as compared to $26.4 million for the year ended December 31, 2004, an increase of $1.5 million or 5.6%. Of the $27.9 million of revenues for the year ended December 31, 2005, $20.5 million or 73% was generated from car wash and detailing, $3.2 million or 12% from lube and other automotive services, and $4.2 million or 15% from fuel and merchandise sales. Of the $26.4 million of revenues for the year ended December 31, 2004, $19.5 million or 74% was generated from car wash and detailing, $3.3 million or 12% from lube and other automotive services, and $3.6 million or 14% from fuel and merchandise sales. The increase in wash and detailing revenues was principally due to an overall increase in consumer spending combined with an improvement in weather trends. This improvement was partially offset by a decline in volumes and revenues in the Florida region as a result of several severe hurricanes and related storm warnings. The Company also experienced reduced volumes in 2005 from the divesting of two of its car wash locations in the first half of 2004. Overall car wash volumes increased 42,000 cars or 3.3% in 2005 as compared to 2004. In addition to this increase in volume, the Company experienced an increase in average car wash and detailing revenues per car to $15.54 in 2005, from $15.25 in 2004. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. The increase in fuel and merchandise revenues was primarily the result of higher fuel prices and the addition of higher quality merchandise in our car wash lobbies.

Security

Revenues were approximately $23.4 million, $24.9 million and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the $23.4 million of revenues for year ended December 31, 2006, $9.1 million, or 39%, was generated from our professional electronic surveillance operation in Florida, $10.8 million, or 46%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $3.5 million, or 15%, from personal defense and law enforcement aerosol operations in Vermont. Of the $24.9 million of revenues for the year ended December 31, 2005, $8.4 million, or 34%, was generated from our professional electronic surveillance operation in Florida, $13.0 million, or 52%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $3.5 million, or 14%, from our personal defense and law enforcement aerosol operation in Vermont. Of the $16.6 million of revenues for the year ended December 31, 2004, $6.0 million, or 36%, was generated from our professional electronic surveillance operations in Florida, $7.8 million, or 47%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $2.8 million or 17%, for our personal defense and law enforcement aerosol operations in Vermont. The decrease in revenues within the Security Segment in 2006 as compared to 2005 was due principally to a decrease in our high end digital and machine vision cameras and professional imaging components sales and to a lesser extent in our consumer direct electronic surveillance and retail sales in our Texas operations. This decrease was partially offset by Securetek operations, which we acquired in November of 2005 and integrated into our Ft. Lauderdale, Florida operations and provided approximately $1.5 million of revenue in the year ended December 31, 2006 compared to $179,000 in 2005, which we acquired in November of 2005. We also experienced an increase in our sales of professional electronic surveillance equipment sales in our Ft. Lauderdale, Florida operations, partially offset by a decrease in sales of our Vernex monitor through a decision to eliminate the sale of plasma monitors and sales of monitors to large distributors. The increase in revenues from 2004 to 2005 was due principally to internal growth of approximately $2.5 million in sales within our professional electronic surveillance equipment operation in Florida, $5.2 million of sales growth generated by our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas in 2005, which we acquired in July of 2004 and therefore contributed revenues for only six months in 2004, and sales growth of $0.8 million generated by the Company’s personal defense products operations in Vermont. Additionally, our professional electronic surveillance operation in Florida experienced higher than historic product returns due to increase sales to distributors and technical issues related to certain new product offerings.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues for the year ended December 31, 2006 were $20.5 million, or 79% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 91% of respective revenues. Cost of revenues for the year ended December 31, 2005 were $20.7 million, or 74% of revenues, with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 90% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase in labor as a percent of car wash and detailing revenues from 48.7% in 2005 to 52.0% in 2006 combined with an increase in workers’ compensation and car damage claims, utility costs, and wash and detail chemicals and supplies.

Cost of revenues for the year ended December 31, 2005 were $20.7 million or 74% of revenues with car washing and detailing costs at 71% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 90% of respective revenues. Cost of revenues for the year ended December 31, 2004 was $19.5 million, or 74% of revenues with car wash and detailing costs at 70% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues, as a percent of revenues, was relatively consistent between 2004 and 2005.The Company experienced a slight decline in wash and detailing operating margins in 2005.

Security

Cost of revenues were $17.4 million, or 75% of revenues, $17.7 million or 71% of revenues and $12.0 million or 72% of revenues for 2006, 2005 and 2004, respectively. The increase in cost of revenues as a percentage of revenues in 2006 as compared to 2005 is due to a change in customer and product mix and increased costs of adding additional technical and warehouse staff to address customer needs as we continue to grow in this segment. The decrease in cost of revenues in 2005 as compared to 2004 was principally due to growth in sales and a reduction in sales to large retailers at lower profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2006 were $16.9 million compared to $13.1 million for the same period in 2005, an increase of approximately $3.8 million or 29%. SG&A expenses as a percent of revenues were 34% for year ended December 31, 2006 as compared to 25% in the same period of 2005. The increase in SG&A costs is primarily the result of growth in infrastructure and an increase in marketing and advertising costs within the Security Segment, which added an additional $732,000 of SG&A costs in 2006; $1.4 million related to non-cash charges to compensation expense for stock-based compensation under SFAS 123(R); and $1.5 million of legal, consulting and accounting fees relating to the ongoing immigration investigation.  In April 2007, we determined that our former divisional controller of our Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007. The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000. The independent forensic consulting firm agreed with these conclusions. We have filed a civil complaint against the former employee in June, 2007 and intend to pursue all legal measures to recover our losses. SG&A expenses for fiscal 2006 include a charge of $240,000 representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received. Management expects SG&A costs to increase in the future as the Company continues to expand its security operations.

SG&A expenses for the year ended December 31, 2005 were $13.1 million compared to $10.7 million for the same period in 2004, an increase of approximately $2.4 million or 22%. SG&A costs as a percent of revenues were 25% in 2005 and 2004. The increase in SG&A costs is primarily the result of growth of the Security Segment, which added $2.1 million of SG&A costs in 2005. The SG&A cost increase in the Security Segment was comprised of $1.2 million related to the “do it yourself” video surveillance system business and the advanced imaging components and video equipment business acquired in July 2004 as well as a $700,000 increase in costs of our existing Ft. Lauderdale, Florida-based electronic surveillance equipment operation. These increases werein the areas of marketing and selling costs and administrative personnel costs as additional staff were added to handle planned growth. Corporate SG&A costs decreased slightly in 2005 as compared to 2004 due to a reduction in payroll costs and legal expenses, partially offset by increased insurance costs and increased auditing and consulting fees related to preparation of the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002.

Depreciation and Amortization

Depreciation and amortization totaled $1.6 million, $1.5 million and $1.5 million for 2006, 2005 and 2004, respectively. In the fourth quarter of 2004, the Company recorded an adjustment to reflect the appropriate balances for certain assets classified as buildings and leasehold improvements that had been depreciated using incorrect useful lives. Specifically, the Company recognized $55,000 in additional depreciation and amortization expense from continuing operations in its consolidated statement of operations for the quarter ended December 31, 2004 to correct the aforementioned error in accounting. We decided to record the correction in the current period and not restate our previously issued financial statements after taking into consideration (i) that the adjustment, net of applicable income taxes, did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; and (ii) that the cumulative impact of the adjustment on stockholders’ equity was not material to the financial statements of prior interim or annual periods.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. The costs of previously capitalized expenditures related to proposed acquisitions totaled approximately $53,000 in 2004. These costs, which principally related to several possible acquisitions we pursued in the Security Segment, were primarily related to due diligence costs. There were no such costs in 2005 or 2006.

Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 144, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. In the fourth quarter of 2004, we recorded an impairment of approximately $6.7 million related to our Texas reporting unit. These 2005 and 2004 impairments were principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather, and increased competition near several of our facilities in Texas. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value. Additionally, in the fourth quarter of 2006, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $111,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures.

Discontinued Operations

During the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 and we wrote these assets down an additional $966,000 during the quarter ended September 30, 2005 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey , by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2006 was $961,000 compared to $869,000 for the year ended December 31, 2005. This increase in interest expense was the result of an increase in interest rates on approximately 63% of our long term debt which has interest rates tied to the prime rate.

Interest expense, net of interest income, for the year ended December 31, 2005 was $869,000 compared to $885,000 for 2004.

Other Income

Other income was $1.1 million, $630,000, and $197,000 for 2006, 2005 and 2004, respectively. The 2006 other income includes a $202,000 gain on the sale of our Deptford, New Jersey car wash site and a $461,000 gain on the sale of a Dallas, Texas car wash site. Included in 2005 are gains on the sale of fixed assets totaling $333,000 and gains on short-term investments of $264,000.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes paid were approximately $160,000, $86,000 and $340,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Noncash investing and financing activities of the Company excluded from the statement of cash flows include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004.

Income Taxes

We recorded income tax expense of $156,000 and $2.4 million for the years ended December 31, 2006 and 2005, respectively, and an income tax benefit of $2.9 million for the year ended December 31, 2004. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (2)%,(119)%, and 36% for the years ended December 31, 2006, 2005, and 2004, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.2 million in 2005 and $2.6 million in 2006 with a total valuation allowance of $6.75 million at December 31, 2006 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $4.1 million at December 31, 2006. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 29.8% at December 31, 2006, and 30.2% at December 31, 2005. The improvements in the Company’s total debt to total capitalization ratio is directly related to routine principal payments on debt as noted below.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security Segment, and for equipment purchases and upgrades for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, cash generated from the sale of car washes, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of December 31, 2006, we had working capital of approximately $26.6 million. Working capital was approximately $14.6 million and $17.5 million at December 31, 2005 and 2004, respectively. Our positive working capital increased by approximately $12.0 million from December 31, 2005 to December 31, 2006 principally due to the reclassification of assets and liabilities of our Arizona region, certain of our Northeast region car washes and our truck washes at December 31, 2006 as assets and related liabilities, held for sale. The reduction in working capital at December 31, 2005 from 2004 was principally due to a use of $1.9 million of cash for the acquisition of Securetek in November 2005. We experienced a significant improvement in working capital at December 31, 2004, primarily attributable to: 1) $8.95 million of proceeds received from the removal of a restriction on outstanding shares of the Company’s common stock; 2) $9.4 million of proceeds, net of issuance costs, from the sale of approximately 1.9 million shares of the Company’s common stock to two private institutions through three separate sale transactions and the sale of 150,000 shares of the Company’s stock to Fusion under a Master Facility Agreement; 3) $1.9 million of proceeds from the exercise of common stock options; and 4) $795,000 of proceeds from the sale of an exterior-only car wash in New Jersey and a full-service car wash in Arizona. Working capital was also positively affected in 2004 by the renewal and reclassification to non-current liabilities of approximately $3.3 million of 15-year amortizing loans with Chase. The increase in working capital in 2004 was partially offset by the use of $5.6 million of cash for the acquisitions of IVS and S&M on July 1, 2004; capital expenditure investments for further growth within the Car and Truck Wash Segment and the Security Segment, as more fully detailed below; and the reclassification to current liabilities of an additional loan for $290,000 which was renewed in April 2005.

During the years ended December 31, 2006, 2005 and 2004, we made capital expenditures of $978,000, $1.14 million and $1.46 million, (including $384,000, $506,000, and $487,000 related to discontinued operations) respectively, within our Car and Truck Wash Segment. We estimate aggregate capital expenditures for our Car and Truck Wash Segment of approximately $600,000 for the year ending December 31, 2007. We believe our current cash and short-term investment balance at December 31, 2006 of $7.6 million, cash flow from operating activities in 2007, and cash generated from the sale of our car wash operations will be sufficient to meet our car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2007, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $300,000 to $600,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2007 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $320,000, $424,000 and $3.8 million for the fiscal years ending December 31, 2006, 2005, and 2004, respectively. We used $1.9 million of cash for the acquisition of Securetek in November 2005. We spent approximately $4.9 million through June 30, 2004 in the initial development of our video surveillance systems operations in Ft. Lauderdale, Florida including the acquisition costs of Micro-Tech and Vernex and the cost of developing and purchasing inventory for our expanded product line. Additionally, on July 1, 2004 the Company paid approximately $5.6 million of cash for the acquisition of the S&M and IVS security operations. We also made capital expenditures in 2004 of approximately $1.9 million for the purchase and furnishing of a new facility in Farmers Branch, Texas for our S&M and IVS security operations. Approximately $825,000 of the Farmers Branch, Texas facility purchase price was financed with debt. We estimate capital expenditures for the Security Segment at approximately $100,000 to $200,000 for 2007, principally related to facility improvements and equipment for our Farmers Branch, Texas and Ft. Lauderdale, Florida operations.

We intend to continue to expend significant cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2007 and in years subsequent to 2007. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At December 31, 2006, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2007 and in years subsequent to 2007 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash and short-term investments balance of $7.6 million at December 31, 2006, the revolving credit facility and cash generated from the sale of our car wash operations will provide for growth in 2007. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $7.6 million at December 31, 2006, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2007.

In December 2004, the Company announced that it was exploring the sale of its car and truck washes. From December 2005 through May 31, 2007, we sold 24 car washes with total cash proceeds generated of approximately $20.8 million, net of pay off of related mortgage debt. In October 2006, the Company announced that management determined that better value for the car washes can be obtained by individual car wash site sales or sale of car washes by operating region. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment. If the cash provided from operating activities does not improve in 2007 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in obtaining financing by selling common stock and obtaining mortgage loans. Our ability to obtain new financing can be adversely impacted by our stock price. Our failure to maintain the required debt covenants on existing loans also adversely impacts our ability to obtain additional financing. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended December 31, 2006 we were in default on certain of our debt covenants. We obtained waivers from Chase through January 1, 2008. Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At December 31, 2006, we had borrowings, including capital lease obligations, of approximately $24.0 million. We had three letters of credit outstanding at December 31, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2006. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2006.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

At December 31, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC. The Company’s debt coverage ratio related to the Capmark notes payable was .15: 1 at December 31, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $8.8 million are reported as a current liability included in liabilities related to assets held for sale.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company incurred capital expenditures of $1.3 million in 2006 and did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at December 31, 2006 and for measurement periods through January 1, 2008 related to these covenant violations and, accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at December 31, 2006. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

The Company sold or closed unprofitable or marginally profitable car wash facilities and a lube facility in past years and increased its prices on several occasions within the Car and Truck Wash Segment to help improve cash flows. If our future cash flows are less than expected or debt service including interest expense increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $12.4 million, including debt recorded as long-term debt at December 31, 2006, would become payable on demand by the financial institution upon expiration of the current waivers.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $12.4 million, including debt recorded as long-term debt at December 31, 2006, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. See Item 3, Legal Proceedings. From March 13, 2006 through December 31, 2006, the Company incurred $433,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $796,000 associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through 2007 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments, including debt related to discontinued operations, at December 31, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$23,935	$10,848	$11,036	$529	$1,522
Capital leases (2)	31	31	-	-	-
Minimum operating lease payments	5,386	1,042	1,423	975	1,946
	$29,352	$11,921	$12,459	$1,504	$3,468

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,163	1,163	-	-	-
	$1,163	$1,163	$-	$-	$-

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

(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at December 31, 2006.

(4) The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2006. Outstanding letters of credit of $1,163,000 represent collateral for workers’ compensation insurance policies.

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

Cash Flows

Operating Activities. Net cash used in operating activities totaled $3.1 million for the year ended December 31, 2006. Cash used in operating activities in 2006 was primarily due to a net loss from continuing operations of $7.4 million offset partially by $1.4 million in non-cash stock based compensation charges and $1.0 million of cash provided by discontinued operations. Net cash provided by operating activities totaled $1.3 million for year ended December 31, 2005. Cash provided by operating activities in 2005 was primarily due to $1.4 million of cash provided by discontinued operations.

Net cash provided by operating activities totaled $1.3 million for the year ended December 31, 2005 and $1.2 million in 2004 primarily due to cash provided by discontinued operations of $1.4 million and $1.1 million in 2005 and 2004, respectively. The Company used approximately $638,000 in cash for working capital accounts. The cash used for working capital was mainly due to increases in accounts receivable, inventory and prepaid expenses as the Company continues to grow and expand its product offerings within its security operations. The Company also incurred $2.4 million of non-cash depreciation and amortization expense, and a non-cash reserve against deferred tax assets of $3.2 million.

Investing Activities. Cash provided by investing activities totaled approximately $1.5 million for the year ended December 31, 2006, which includes capital expenditures of $594,000 related to ongoing car wash operations, $320,000 for Security Segment operations, and $384,0000 for discontinued operations and also includes proceeds of approximately $1.0 million from the sale of our Deptford, New Jersey site and proceeds of approximately $1.85 million from the sale of a Dallas, Texas car wash site.

Cash used in investing activities totaled $4.8 million for the year ended December 31, 2005, which includes $1.9 million for the November 23, 2005 acquisition of Securetek, $493,000 for capital expenditures relating to ongoing car care operations, $420,000 for capital expenditures relating to the Security Segment, $506,000 for discontinued operations, and $2.6 million for the purchase of short-term investments. These expenditures were partially offset by proceeds of approximately $1.1 million received from the sale of fixed assets.

Financing Activities. Cash used in financing activities was approximately $2.7 million from continuing operations for the year ended December 31, 2006, which includes $1.2 million of routine principal payments on debt related to continuing operations, $1.0 million of routine principal payments on debt related to discontinued operations, and $547,000 cash used to pay off debt relating to the Dallas, Texas car wash site sold in the third quarter of 2006. Cash used in financing activities was $2.6 million for the year ended December 31, 2005, which includes routine principal payments on debt of $1.2 million from continuing operations, $965,000 from discontinued operations, and $338,000 of cash used to payoff debt utilizing proceeds from the sale of a warehouse bay in Florida.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or for export sales when title has passed. Shipping and handling charges and costs of $647,000, $528,000 and $322,000 in years ending December 31, 2006, 2005 and 2004 respectively, are included in revenues, the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2006, the Company had approximately $3.6 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day notice. In the year ended December 31, 2006, the Company realized a total gain of $323,000. Additionally, an unrealized gain, net of tax, of approximately $396,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at December 31, 2006.

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

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completed annual impairment tests as of November 30, 2006, 2005, and 2004, and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including security product sales and related costs, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, customer lists, product lists, and patent costs. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives.

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

SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The adoption of SFAS 123(R) resulted in stock-based compensation expense which increased our loss from continuing operations before income taxes by approximately $1.4 million in 2006. Additionally, we expect stock-based compensation expense of approximately $1.2 million to $1.4 million in 2007. The Company’s actual stock-based compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Supplementary Cash Flow Information

Interest paid on all indebtedness, including debt related to discontinued operations, was approximately $2.0 million, $2.1 million and $2.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes paid were approximately $160,000, $86,000 and $340,000 for the year ended December 31, 2006, 2005 and 2004, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

A significant portion of our debt, approximately 63% at December 31, 2006, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2006. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $75,000 in 2006.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at December 31, 2006). The interest rate cap contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2006, the contract, originally purchased for $124,000, is included in prepaid expenses and other current assets at its fair market value of approximately $84,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm and Consolidated Financial Statements are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of December 31, 2006. That conclusion was based on the fact that, during the first quarter of 2007, the Company identified a material weakness in its internal control over financial reporting.

Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interm financial statements will not be prevented or detected.

The material weakness is related to weaknesses in certain financial controls associated with the Company’s Florida based Security Division (“Florida Security Division”) and corporate level. During management’s closing procedures for its fiscal year ended December 31, 2006, unreconciled accounts were discovered at the Company’s Florida Security division. The accounts were mainly in the areas of cash, accounts receivable, inventory, and the purchase order clearing account. During the process of investigating the unreconciled accounts and determining the correct adjusting entries, management determined that the accounting controller of the Florida Security division (“Florida Controller”) wrote unauthorized checks from the Florida Security Division petty cash checking account (“Petty Cash Checking Account”) to a personal account of the Florida Controller in the amount of $211,000. Management also discovered that the Florida Controller received $54,000 in cash payments from sales to customers and did not deposit the payments in any Company bank account, issued $46,000 of checks from the Petty Cash Check Account payable to “petty cash” that were endorsed by the Florida Controller without any invoices or other supporting documentation and authorized $28,000 of American Express credit card automatic debits from the Petty Cash Checking Account without invoices or other supporting documentation. The total amount embezzled was approximately $339,000 of which $240,000 related to the year ended December 31, 2006 and $99,000 related to the quarter ended March 31, 2007. Management also determined that there was an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000, which may be due to theft.

The material weakness identified by the Company related to the failure of the accounting personnel within the Company’s Florida Security Division to follow controls established to ensure: (i) that cash reconciliations are performed on a accurate and timely basis;(ii) that prepaid inventory amounts and related receipts are timely and accurately recorded within the purchase order clearing account; (iii) that relief of the inventory perpetual records is accurate; and (iv) that journal entries are properly recorded and reviewed. Additionally, established corporate oversight over the local level accounting personnel in this region did not operate effectively and was inadequate in the areas of: (i) effectively limiting and restricting access to cash; (ii) detailed timely review of reconciliations and non- standard journal entries: and (iii) detailed timely review of all inventory adjustments. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting and Remediation Actions

In March 2007, we began the remediation of the material weakness in our internal controls over financial reporting relating to the above noted weakness within this operating location through: (i) hiring of new divisional accounting personnel for this location; (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; (v) increased corporate supervision of regional accounting personnel; and (vi) initiation of an internal audit function. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

Remediation of Previously Reported Material Weakness

As we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, in March 2006, we began the remediation of the material weakness in our internal control over financial reporting relating to the hiring and termination policies and procedures for car wash field personnel through: (i) increased focus on training, monitoring, and enforcement of field hiring and termination policies and procedures; (ii) enhancements to current regional management monitoring and testing for adherence to field policies and control procedures by field car wash management; (iii) the addition of certain corporate level quarterly testing and monitoring procedures of regional and field car wash management for adherence to policies and procedures; and (iv) enhancements to car wash personnel files maintenance procedures. We believe that we have completed implementation of the appropriate remediation measures as of June 30, 2006.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERANCE

Name	Age	Position
Louis D. Paolino, Jr.	51	Chairman of the Board, President, and Principal Executive Officer
Robert M. Kramer	54	Executive Vice President, General Counsel and Secretary
Gregory M. Krzemien	47	Principal Financial Officer and Treasurer
Ronald R. Pirollo	48	Chief Accounting Officer and Corporate Controller
Matthew J. Paolino	42	Director, Vice President
Mark S. Alsentzer	52	Director
Constantine N. Papadakis, Ph.D.	61	Director
Burton Segal	64	Director

All of the Mace’s directors serve for terms of one year each until their successors are elected and qualified.

Louis D. Paolino, Jr. has served as the Chairman of the Board, President and Principal Executive Officer of the Company since May 1999. From June 1996 through December 1998, Mr. Paolino served as Chairman of the Board, President and Chief Executive Officer of Eastern Environmental Services, Inc. Prior thereto, he was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil. From September 1993 to June 1996, Mr. Paolino served as a Vice President of USA Waste Services, Inc. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. in Civil Engineering from Drexel University. Mr. Paolino is the brother of Matthew J. Paolino.

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer of the Car and Truck Wash Segment from July 2000 to July 2006. Mr. Kramer also served as a director of the Company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C. From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received B.S. and J.D. degrees from Temple University.

Gregory M. Krzemien has served as the Principal Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University and is a certified public accountant.

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

Constantine N. Papadakis, Ph.D. has served as a director of the Company since May 1999. From 1995 through the present, Dr. Papadakis has been President of Drexel University. From 1986 through 1995, Dr. Papadakis was Dean of the College of Engineering, Geier Professor of Engineering Education and Professor of Civil Engineering at the University of Cincinnati. Dr. Papadakis also serves on the board of directors of Sovereign Bank, Met-Pro Corporation, The Philadelphia Stock Exchange, Amkor Technologies, Inc., Aqua America, Inc., CDI, Inc., the Judicial Council of the Supreme Court of Pennsylvania, the Opera Company of Philadelphia, the National Commission for Cooperative Education, the University City Science Center, the Ben Franklin Technology Center and the World Trade Center of Greater Philadelphia.

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

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Burton Segal, Chairman, Mark S. Alsentzer, and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq Global Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Board of Directors has determined that Burton Segal, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the Commission and the Nasdaq Stock Market (the “Nasdaq”), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2006 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee of Mace’s Board of Directors (the “Compensation Committee”) is responsible for developing the Company’s philosophy and structure for executive compensation. Consistent with this philosophy, on an annual basis the Compensation Committee reviews and sets the compensation of the following executive officers (the “Executive Officers”):

(a) Louis D. Paolino, Jr., the Chairman of the Board, Principal Executive Officer, and President (“PEO”);
(b) Gregory M. Krzemien, the Principal Financial Officer (“PFO”) and Treasurer;
(c) Robert M. Kramer, the Executive Vice President and General Council; and
(d) Ronald R. Pirollo, the Chief Accounting Officer and Corporate Controller.

The Company’s executive compensation program is based on principles designed to align executive compensation with the Company’s business strategy of creating wealth for its shareholders and creating long-term value for the business. The Compensation Committee believes that executive compensation tied to the execution of a sound business strategy achieves stockholder value. It is the Company’s philosophy to evaluate its executive compensation structure with other companies of comparative size, type and geographic scope. The Company’s compensation policy for executives is intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company. This was especially critical in 2006, as the Company is in the process of selling its car washes and focusing its energy on the Security Segment. The Compensation Committee believes that the entrepreneurial spirit of Mr. Paolino and his executive team is critical to the success of Mace. The Compensation Committee also recognizes the importance of continuity of management through the time of transition.

Compensation and Benefits Philosophy
The compensation and benefits programs for the Executive Officers are designed with the goal of providing compensation and benefits that are fair, reasonable and competitive. The programs are intended to help the Company recruit and retain qualified executives, motivate executive performance to achieve specific strategic objectives of the Company, and align the interests of executive management with the long-term interests of the Company’s stockholders.

The design of specific programs is based on the following guiding principles:

Competitiveness: Compensation and benefit programs are designed to be competitive with those provided by companies with whom we compete for talent. In general, programs are considered competitive when all factors of a job are considered with compensation levels at the 50th percentile as measured against these competitor companies.

Performance: The Company believes that the best way to accomplish alignment of compensation plans with the interest of its executives and shareholders is to link pay directly to individual and Company performance.

Cost: Compensation and benefit programs are designed to be cost-effective and affordable, ensuring that the interests of the Company’s stockholders are considered. This is especially critical during this time of transition, as we cannot afford to add executives to strengthen our “bench”.

Comparator Group: The relevant comparator group for compensation and benefit programs consists primarily of companies of comparative size, similar businesses and geographic scope. These are the firms with which the Company competes for talent. The comparator group was chosen to include companies with similar market capitalization, similar revenue size, direct competitors, and also included some companies in areas where the Company intends to do business in the near future. The comparator group is different from the companies used for the five year cumulative return graph in Part II, Item 5 of this Annual Report on Form 10-K. The reason for this is that the Company has business competitors with whom we benchmark against for financial performance, but also has business and talent competitors against whom we benchmark for pay purposes. The comparator group is broader then the peer group used in Part II, Item 5 (c).

These companies are:

Abatix Corporation	DHB Industries	Markwest Energy Part
Able Laboratories	Devcon International	Numerex
Adams Respiratory	ECC Capital Corp.	Pacific Ethanol Prove
Allied Defense Group	Emtec Inc.	RAE Systems
American Science Engineering	Hansen Natural Corporation	Strattec Security Corp.
Atlas America	Integrated Alarm Services Corp.	Sunopta
Boss Holdings	Inphonic Inc.	Sunpower Corp
Ceradyne	Identix	Taser International
Cogent	Ionatron	Therapeutics
Cohu	Kaanapali Land LLC	Versar Inc.
Compudyne	Lojack Corp.	Vicon Industries
Datatec Systems	MGP Ingrediants	Viisage Technology Waste Services, Inc.

In addition to the comparator group above, Compensation Resources, Inc., the Company’s compensation consultant, looked at a much broader group of companies in varied industries with a similar financial profile as Mace. This group included 120 companies, and the findings from the larger sample indicated that our peer group was statistically relevant.

Roles, Responsibilities and Charter of the Committee

The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies, oversee and evaluate the Company’s overall compensation structure and programs and establish the compensation for the Executive Officers. Direct responsibilities include, but are not limited to:

•	Determining and approving the compensation level of the PEO;

•	Evaluating and approving compensation levels of the other Executive Officers;

•	Evaluating and approving all grants of equity-based compensation to Executive Officers;

•	Recommending to the Board compensation policies for outside directors; and

•	Designing performance-based and equity-based incentive plans for the PEO and other Executive Officers and reviewing other benefit programs presented to the Compensation Committee by the PEO.

Since July 2006, the Committee has retained the firm of Compensation Resources, Inc. as its compensation consultant to assist in the continual development and evaluation of compensation policies and the Compensation Committee’s determinations of compensation awards. The role of Compensation Resources, Inc. is to provide independent, third party advice and expertise in executive compensation issues.

Overall Program Components

The key components of Mace’s executive compensation package are direct compensation and company-sponsored benefit plans. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by the Company’s executives. The Company seeks to achieve its compensation objectives through five key compensation elements:

•	A base salary;

•
Periodic (generally annual) grants of long-term, equity-based compensation (i.e., longer-term incentives), such as stock options, which may be subject to performance-based and/or time-based vesting requirements;

•	Change in control arrangements that are designed to retain executives and provide continuity of management in the event of an actual or threatened change of control;

•	Special awards and/or bonuses for duties that are above and beyond the normal scope of duties for a given executive; and

•	Perquisites and benefits.

Competitive Considerations

In making compensation decisions with respect to each element of compensation, the Compensation Committee considers the competitive market for executives and compensation levels provided by comparable companies. The Compensation Committee regularly reviews the compensation practices at companies with which it competes for talent, including businesses engaged in activities similar to those of the Company, as noted in the list above.

The Compensation Committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by industry peers or the comparator group. The Committee does use market comparisons as one factor in making compensation decisions. Some of the other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationship, complexity and importance of role and responsibilities, leadership and growth potential.

Executive Compensation Practices

The Company’s practices with respect to each of the five key compensation elements identified above, as well as other elements of compensation, are set forth below, followed by a discussion of the specific factors considered in determining key elements of fiscal year 2006 compensation for the Executive Officers.

Base Salary

Purpose: Base salary is designed to attract and retain experienced executives who can drive the achievement of the Company’s business goals.

Target competitive position: Base salaries are generally targeted slightly above the median of the competitive market for Mr. Paolino and slightly under the median for the other Executive Officers.

Performance drivers: While an executive’s initial base salary is determined through an assessment of comparative market levels for the position, the major factors in determining base salary increases are individual performance, pertinent experience and an increase in responsibility Executives who are new to a role may have base salaries below the market median; similarly, executive who have significant experience and tenure and have demonstrated sustained superior performance over time may have salaries above the market median.

Considerations: The minimum salary for the PEO, PFE, and General Counsel are determined by employment agreement. This minimum salary, the amount of any increase over this minimum and salary for Ronald Pirollo whose salary is not specified in an agreement are determined by the Compensation Committee based on a variety of factors, including:

•	The nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies;

•	The expertise of the individual executive;

•	The competitiveness of the market for the executive’s services; and

•	The recommendations of the PEO (except in the case of his own compensation).

Where not specified by contract, salaries are generally reviewed annually.

Fiscal Year 2006 Base Salary Decisions. Among the named Executive Officers, Mr. Paolino, Mr. Krzemien, and Mr. Kramer are employed pursuant to agreements described under Employment Agreements below.

Mr. Paolino’s salary was changed during the fiscal year after a compensation analysis was conducted in July and August of 2006. His salary was changed from $400,000 to $450,000. The competitive market was utilized in this anaylsis, and the data showed that cash compensation (base salary and cash bonus) for this position at the 50th percentile was $480,000. The Committee felt that base salary cash compensation of $450,000 was sufficient for Mr. Paolino.

Between September and December 2006, additional compensation analyses were performed for Mr. Krzemien’s position, Mr. Kramer’s position and Mr. Pirollo’s position. As a result of these studies, the base salary of Mr. Krzemien was increased to $230,000 from $200,000, Mr. Kramer’s salary was increased to $230,000 from $210,000, and Mr. Pirollo’s salary was increased to $180,000 from $160,000. The increases all occurred on February 12, 2007. The increases were based on the competitive marketplace, and their individual performance. The base salary of Mr. Krzemien, Mr. Kramer and Mr. Pirollo were not adjusted in 2005 or 2006.

Annual Incentives for Named Executive Officers

There is no formal incentive plan in place that rewards for annual results. It is the opinion of the Compensation Committee and management that due to the current nature of the business, and the exit from the car wash segment, that an Annual Incentive Plan and appropriate goal setting during this time of reorganization is extremely difficult, and could potentially reward for non-desired behaviors. Therefore, we believe that equity participation provides a better line of sight and rewards the executives for increasing shareholder value and long-term growth of the Company. However, it is the intent of the Committee to implement a formal Annual Incentive Plan that focuses on key financial, operational, and individual goals, when the business model stabilizes. Implementation of a formal incentive plan may occur in 2007.

Currently, Mr. Paolino is entitled to a Mergers and Acquisition Transaction Bonus (“Transaction Bonus”) as a reward for his efforts in acquiring new business lines, and divesting those businesses that no longer fit the strategic plan for the Company. This Transaction Bonus is 1% of the transaction value of any car wash sold, and 3% of the value of any other businesses bought or sold. The 3% reward is reduced by any fees paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations (no deduction is made for any fairness opinion fee). The Committee believes that the Company is saving significantly by providing a small Transaction Bonus to the PEO, and thereby avoiding the larger fees that would be paid to an Investment Banking Firm that specializes in this area. Mr. Paolino brings his special skills and abilities to the Company, and he will be rewarded appropriately for those skills.

Discretion. Additionally, the Compensation Committee has discretion to provide bonuses to the Executive Officers for exceptional results, special circumstances, and other non-quantitative measures.

Fiscal Year 2006 Annual Incentive Decisions. In 2006, no annual bonuses, special awards or recognition were granted by the Compensation Committee, and none of the named officers received any annual incentive payments. Mr. Paolino, by contract, was eligible for the Transaction Bonus, but none were paid in 2006.

Long-term Incentive Compensation

Purpose: The long-term equity based award is designed to attract and retain executives and certain other key employees, and to strengthen the link between compensation and increased returns for stockholders through share price appreciation.

Awards granted to individual executives are discretionary and may be made annually under the Company’s 1999 Stock Option Plan (the “Option Plan”) in the form of stock options. The number of shares granted is at the discretion of the Compensation Committee and are generally awarded each year for the previous year’s performance, or when the Company conducts a market-based review to ensure compensation is in line with the outside world. The options are typically subject to a ten-year life and vest per the terms of each option agreement. Options are issued at the market close price for the Company’s common stock on the date the option is authorized. The value of each option is not adjusted during the option’s lifetime.

The Company has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:

•	All awards of stock options to Executive Officers are awarded by the Compensation Committee when the each Executive Officer’s compensation and performance are reviewed by the Compensation Committee.

•
All awards of stock options to employees who are not Executive Officers are awarded by the Compensation Committee based on the Executive Officer’s recommendations after review by the Compensation Committee.

•	Option grants are not timed with the release of material non-pubic information.

•	Except for inducement grants for new employees, Executive Officers recommended an award of stock options based on a review of the employees performance and compensation.

•	The grant date of the stock options is always the date of the issuance of the Option Agreement for the grant, which date is shortly after the date the Compensation Committee authorizes the grant.

•	The exercise price is the closing price of the underlying common stock on the date the option is authorized by the Compensation Committee.

•	Stock option awards for Executive Officers are promptly announced on a Form 4 filing.

Stock Options. The long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of the Company’s stock on the date of authorization and to vest over time, based on continued employment, with rare exceptions made by the Compensation Committee. The Committee will not grant stock options with exercise prices below the market price of the Company’s stock on the date of authorization, and will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events permitted by the relevant plan) without shareholder approval. New option grants to Executive Officers normally have a term of ten years.

Target competitive position: Long-term equity grants are positioned at or below the median of the competitive market when performance is at target levels. When performance falls below target levels, funding will be below the market median or eliminated. When performance exceeds target levels, funding may be above the market median.

Performance Drivers: Overall grant levels are at the discretion of the Compensation Committee. The size of individual long-term equity based awards is determined using compensation guidelines developed based on individual performance.

Fiscal Year 2006 Stock Options Decisions. In fiscal 2006, the Compensation Committee awarded long-term compensation to Executive Officers pursuant to the program described above resulting in the awards of stock options identified in the Grant of Plan Based Awards Table.

In determining the annual grant of options, the Committee considered any contractual requirements, market data on total compensation packages, the value of long-term incentive grants at targeted external companies, total shareholder return, share usage and shareholder dilution and, except in the case of the award to the Principal Executive Officer, the recommendations of the Principal Executive Officer.

On March 1, 2006, the Compensation Committee authorized stock options for Mr. Paolino, Mr. Kramer, Mr. Krzemien and Mr. Pirollo which were issued on March 23, 2006. The options were authorized as incentive compensation for their 2005 performance. The executives did not receive an increase in base salary compensation in 2005. The respective amounts of the options were as follows: Mr. Paolino-150,000, Mr. Kramer-75,000, Mr. Krzemien-60,000 and Mr. Pirollo-25,000. The options awarded vested one third upon issuance, one third twelve months from issuance and one third twenty four months from issuance. The options fully vest upon a change in control.

Mr. Paolino’s August 2006 option grant, was based on a market assessment. The value of the options granted was based on the competitive total direct compensation in the marketplace. The Black Scholes value of the grant, plus his salary, are intended to bring Mr. Paolino to an appropriate level for similarly situated executives. The market study indicated that the 50th percentile for Total Direct Compensation (Cash Compensation plus Equity) was $1,117,300. The Compensation Committee decided to award Mr. Paolino with options that would bridge the gap between his $450,000 cash compensation and the $1,117,300 total compensation. This award was 450,000 options. Based on the Black-Scholes calculation at the time of the grant, this award was estimated to have a value of approximately $648,000 which was expensed in 2006. The Compensation Committee felt that this would bring his compensation to just slightly below the comparative market. These options were immediately exercisable. The intent was to reward Mr. Paolino for his performance, and provide him with the motivation to stay with the Company and grow the stock price to benefit the shareholders.

It is the intent of the Compensation Committee to review Mr. Paolino’s compensation annually during the term of his agreement and continue to make awards that will keep him in line with the comparator group.

Between September and December 2006, additional compensation analyses were performed on Mr. Krzemien’s, Mr. Kramer’s and Mr. Pirollo’s positions. The option grants were made to bring Mr. Krzemien’s, Mr. Kramer’s and Mr. Pirollo’s compensation closer to the level of market consensus of the comparator group. In February 2007, new employment agreements were signed with Mr. Kramer and Mr. Krzemien. The new agreements provided that Mr. Kramer and Mr. Krzemien would each receive grants of 60,000 options, of which 1/3 vested immediately on the date of grant, February 12, 2007, 1/3 vests one year from the date of the grant, and the balance vests two years from the grant. These options have a ten year life. Mr. Pirollo was granted 25,000 options on February 12, 2007 with the same vesting schedule and life.

Change of Control Arrangements

The Company has entered into change of control arrangements with Mr. Paolino, Mr. Kramer and Mr. Krzemien in order to encourage them to remain employed with the Company during a time when the Company is changing its business from the car wash industry to the security business. The announced sale of the car washes created a possibility that there could be a change in control. The Compensation Committee was concerned that the uncertain atmosphere could result in Mr. Paolino, Mr. Kramer, and Mr. Krzemien seeking employment at another company. The Compensation Committee believed that it was important to retain its key executives as it transitioned its business.

Mr. Paolino’s change in control payment is linked to the single trigger of a change of control event. Mr. Paolino’s change of control payment is in the amount of 2.99 times his five-year average compensation. The Compensation Committee believed that it was appropriate for the Principal Executive Officer to have a single trigger, which would result in a change of control payment. The 2.99 amount was selected as it was under the threshold of the amount where an excise tax under Section 280G of the Internal Revenue Code would be imposed. Compensation Resources, Inc., the Company’s compensation consultant advised the Compensation Committee that a payment of 2.99 times total compensation was prudent, and that a single trigger was used among companies in the comparator group. If Mr. Paolino is paid the change of control payment, he can be discharged by the Company, without cause, with no further payment.

Mr. Kramer’s and Mr. Krzemien’s payments are linked to three separate events. Mr. Kramer and Mr. Krzemien receive a payment of one time their base annual salary (currently $230,000) in the event that both a change of control occurs and Mr. Paolino no longer is Principal Executive Officer of the Company (“Double Trigger”). After the Double Trigger occurs, if the Company chooses to terminate Mr. Kramer or Mr. Krzemien, respectively, or the Company breaches their respective employment agreement, the affected executive receives an additional payment of one time his base annual salary (“Triple Trigger”). The Compensation Committee after consultation with Compensation Resources, Inc., believed the lesser payment and the Double Trigger and Triple Trigger was sufficient to encourage the retention of Mr. Kramer and Mr. Krzemien.

Additionally, as a further inducement to encourage the continued employment of Mr. Paolino, Mr. Kramer, Mr. Krzemien and Mr. Pirollo, the options that were issued to them on March 23, 2006, all vest immediately upon a change of control.

Fiscal Year 2006 Change of Control Decisions.

Louis D. Paolino, Jr., in August 2006, received a new three-year employment contract. Upon a change in control, Mr. Paolino is entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option awards, valued using the Black Scholes method) over the past five years. If Mr. Paolino receives the change of control payment, his employment can then be terminated by the Company without cause and with no further payment. Prior to a change of control payment, the Company can terminate Mr. Paolino, without cause upon the payment of 2.99 times Mr. Paolino’s five year average total compensation. The Company computes the 2.99 payment as of December 31, 2006 as $3,241,000. On March 1, 2006, the Compensation Committee authorized 150,000 stock options for Mr. Paolino which were issued on March 23, 2006, as incentive compensation for his 2005 performance. The options vested one third upon issuance, one third twelve months from issuance and one third twenty-four months from issuance. The options fully vest upon a change of control. If a change of control occurred on December 31, 2006, Mr. Paolino would have received $159,590 in value through the vesting of the options.

Mace currently employs Gregory M. Krzemien, its Principal Financial Officer and Treasurer, under an employment contract entered into on February 12, 2007. Under the employment contract, Mr. Krzemien is entitled to receive a one time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company; and (b) Louis D. Paolino, Jr. ceasing to be the Principal Executive Officer of the Company. Additionally, after Mr. Krzemien is paid the retention payment he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of March 15, 2007, the annual base compensation of Mr. Krzemien is $230,000. If a change of control occurred and Mr. Paolino were terminated as the Principal Executive Officer on March 15, 2007, Mr. Krzemien would receive a retention payment of $230,000. Additionally, if on March 15, 2007, a change in control occurred and Mr. Paolino was terminated as the Principal Executive Officer, and the Company decided to either terminate Mr. Krzemien without cause or the Company breached Mr. Krzemien’s employment contract, Mr. Krzemien would be paid a total of $460,000.

Mace currently employs Robert Kramer, its Executive Vice President and General Counsel under an employment contract entered on February 12, 2007. Under the employment contract Mr. Kramer is entitled to receive a one time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company; and (b) Louis D. Paolino, Jr. ceasing to be the Principal Executive Officer of the Company. Additionally, after Mr. Kramer is paid the retention payment he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of March 15, 2007, the annual base compensation of Mr. Kramer is $230,000. If a change of control occurred and Mr. Paolino were terminated as the Principal Executive Officer on March 15, 2007, Mr. Kramer would receive a retention payment of $230,000. Additionally, if on March 15, 2007, a change in control occurred and Mr. Paolino was terminated as the Principal Executive Officer, and the Company decided to either terminate Mr. Kramer without cause or the Company breached Mr. Kramer’s employment contract, Mr. Kramer would be paid a total of $460,000.

On March 1, 2006, the Compensation Committee authorized non-qualified stock options for Mr. Kramer, Mr. Krzemien, and Mr. Pirollo which were issued on March 23, 2006, as incentive compensation for their 2005 performance in the respective amounts of 75,000, 60,000, and 25,000. The options awarded vested one third upon issuance, one-third twelve months from issuance and one-third twenty four months from issuance. The options fully vest upon a change in control. If a change of control occurred on December 31, 2006, Mr. Kramer, Mr. Krzemien and Mr. Pirollo would receive $79,795, $63,836 and $26,599 in value, respectively, through the vesting of the options. The amount of options were chosen to bring the total compensation of the named executive at or slightly below the market comparator group level.

On February 12, 2007, Mr. Krzemien and Mr. Kramer each received an option grant for 60,000 shares of common stock and Mr. Pirollo received an option grant of 25,000 shares. The options vested one third on the date of the grant, and will vest one third on February 12, 2008 and one third on February 12, 2009. The options will fully vest on a change of control. If a change of control occurred on March 15, 2007, Mr. Kramer, Mr. Krzemien and Mr. Pirollo would receive in value, respectively $74,484, $74,484 and $31,035 through the vesting of the options.

Benefits and Perquisites

With limited exceptions, the Committee supports providing benefits and perquisites to the Executive Officers that are substantially the same as those offered to other officers of the Company. In the case of the PEO, the Company allows his assistant to aid him with his personal business. There is no incremental cost to the Company of allowing Mr. Paolino’s assistant to aid him with his personal business.

Fiscal Year 2006 Benefits and Perquisites Decisions. In fiscal 2006, Mr. Paolino, per his contract, was entitled to $1,500 per month that the Company uses to lease him a premium vehicle. Mr. Kramer and Mr. Krzemien as of February 12, 2007 became entitled to a $700 per month car allowance. Mr. Pirollo receives a $500 per month car allowance.

Total Compensation

In making decisions with respect to any element of an Executive Officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the officer, including salary, special awards/bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for Executive Officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

Policy with respect to the $1 million deduction limit

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s Principal Executive Officer and four other most highly compensated executive officers as of the end of the fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

The Compensation Committee designs certain components of Executive Officer compensation to permit full deductibility. The Compensation Committee believes, however, that shareholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible, and reserves the right to do so in the future in appropriate circumstances.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors consists of directors Burton Segal, Mark Alsentzer, and Constantine N. Papadakis, Ph.D, all of whom the Board has determined are independent pursuant to the NASD’s Nasdaq Global Market Marketplace Rules. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors Constantine N. Papadakis, Ph.D. Burton Segal Mark Alsentzer

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Principal Executive Officer and each of the other most highly compensated executive officers of Mace whose compensation exceeded $100,000 (the “Named Executive Officers”) for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total
Louis D. Paolino, Jr.	2006	$417,307	$-	$790,119	$26,728	$1,234,154
Chairman of the Board, President and Principal Executive Officer

Robert M. Kramer	2006	$210,000	$-	$70,812	$4,070	$284,882
Executive Vice President, General Counsel and Secretary

Gregory M. Krzemien	2006	$200,000	$-	$56,650	$1,809	$258,459
Principal Financial Officer and Treasurer

Ronald R. Pirollo	2006	$160,000	$-	$23,604	$5,085	$188,689
Chief Accounting Officer and Corporate Controller

(1)
The Company (i) granted no restricted stock awards, and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the three fiscal years ended December 31, 2006. Additionally, the Company has never issued any stock appreciation rights (SARs).

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Stock Option Program and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2006.

(3)
Mr. Paolino receives a car at a lease cost of $1,500 per month and has received a discount of $8,728 on the purchase of security products from the Company. Mr. Krzemien, Mr. Kramer, and Mr. Pirollo received reimbursement for certain commuting expenses. Additionally, the Company allows Mr. Paolino’s assistant to aid him with his personal business, which has no incremental cost to the Company.

Louis D. Paolino, Jr., Employment Agreement

Mace currently employs Louis D. Paolino, Jr., as its President and Principal Executive Officer under a three-year Employment Contract dated August 21, 2006 and expiring on August 21, 2009 (“Paolino Employment Agreement”). The Company obtained a Compensation Study from Compensation Resources, Inc., an independent third party consulting firm prior to entering into the Paolino Employment Agreement.

The initial base salary under the Paolino Employment Agreement is $450,000. The Paolino Employment Agreement provides for three separate option grants to Mr. Paolino for common stock under Mace’s 1999 Stock Option Plan at an exercise price equal to the close of market on the date of grant. The first grant was issued on August 21, 2006 and was an option exercisable into 450,000 shares of common stock at an exercise price of $2.30. The second option grant (“Second Grant”) is to be awarded within five days of the August 21, 2007 and the third option grant (“Third Grant”) is to be awarded within five days of August 21, 2008. The amount of shares of the Second Grant and Third Grant (“Option Shares”) shall be exercisable into is to be determined by the Company’s Compensation Committee, based on a then current compensation study of the Principal Executive Officer position. The amount of Option Shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino is to equal no less than the “market consensus total direct compensation”, amount paid by the comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The options with respect to each of the grants shall be fully vested on the date of the grant.

Under the Paolino Employment Agreement, Mr. Paolino is to receive a bonus of (a) one percent (1%) of the sales price of any car washes sold (excepting one car wash under contract on the date of the Paolino Employment Agreement and which has been sold); and (b) three percent (3%) of the purchase or sale price of any other business sold or purchased. The three (3%) amount is reduced by the amount of any fee paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations. The three percent (3%) commission is not reduced for a fee paid to any investment banker for a fairness opinion or other valuation.

Upon termination of employment by the Company without cause or upon a change in control, Mr. Paolino is entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black Scholes method) over the past five years. If Mr. Paolino receives the change of control bonus, his employment can then be terminated by the Company without cause and without the payment of a second 2.99 times payment. The Company computes the 2.99 payment as of December 31, 2006 as $3,241,000.

Under the Paolino Employment Agreement Mr. Paolino receives a car at a lease cost of $1,500 per month and Company standard medical and other employee benefits. Mr. Paolino is prohibited against competing with the Company during his period of employment and for a three-month period following a termination of employment.

Gregory M. Krzemien, Employment Agreement

Mace currently employs Gregory M. Krzemien, as its Principal Financial Officer and Treasurer under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Krzemien Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Krzemien Employment Agreement. The initial base salary under the Krzemien Employment Agreement is $230,000. In accordance with the Krzemien Employment Agreement, Mr. Krzemien received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, and will vest one-third on February 12, 2008 and one-third on February 12, 2009.

Under the Krzemien Employment Agreement, Mr. Krzemien will receive a one time retention payment equal to Mr. Krzemien’s then annual base compensation upon the occurrence of both of: (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be Principal Executive Officer of the Company. After Mr. Krzemien receives the retention payment, if Mr. Krzemien’s employment is then terminated without cause or if the Company breaches the Krzemien Employment Agreement, Mr. Krzemien is entitled to an additional one time payment equal to Mr. Krzemien’s then annual base compensation.

Mr. Krzemien receives a car allowance of $700 per month beginning in February 2007 and the Company’s other standard medical and other employee benefits. Mr. Krzemien is prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

Robert M. Kramer, Employment Agreement

Mace currently employs Robert M. Kramer, as its Executive Vice President, General Counsel and Secretary under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Kramer Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Kramer Employment Agreement. The initial base salary under the Kramer Employment Agreement is $230,000. In accordance with the Kramer Employment Agreement, Mr. Kramer received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, and will vest one-third on February 12, 2008 and one-third on February 12, 2009.

Under the Kramer Employment Agreement, Mr. Kramer will receive a one time retention payment equal to Mr. Kramer’s then annual base compensation upon the occurrence of both of: (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be Principal Executive Officer of the Company. After Mr. Kramer receives the retention payment, if Mr. Kramer’s employment is then terminated without cause or if the Company breaches the Kramer Employment Agreement, Mr. Kramer is entitled to an additional one time payment equal to Mr. Kramer’s then annual base compensation.

Mr. Kramer receives a car allowance of $700 per month beginning in February 2007 and the Company’s other standard medical and other employee benefits. Mr. Kramer is prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

Ronald R. Pirollo, Employment Agreement

The primary terms of the employment agreement of Ronald R. Pirollo expired on March 26, 2003. Mr. Pirollo or the Company may terminate Mr. Pirollo’s employment at any time. Mr. Pirollo’s salary as of March 15, 2007 is $ 180,000. On June 19, 2007, Mr. Pirollo and the Company entered into a Retention Agreement providing for Mr. Pirollo to be paid a lump sum cash payment equal to Mr. Pirollo’s then current annual base salary (currently $180,000) upon the occurrence of both of the following while Mr. Pirollo is an employee: (a) Louis D. Paolino, Jr. no longer serving as the Company’s Chief Executive Officer and (b) an event constituting a change in control of the Company as defined in the Retention Agreement.

Option and Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
Louis D. Paolino, Jr.	3/01/2006 8/21/2006	150,000 450,000	$ $	2.40 2.30	$ $	239,385 648,495
Gregory M. Krzemien	3/01/2006	60,000		$2.40		$95,754
Robert M. Kramer	3/01/2006	75,000		$2.40		$119,693
Ronald R. Pirollo	3/01/2006	25,000		$2.40		$39,898

In 2006, Mr. Paolino received two option grants. The Compensation Committee authorized for Mr. Paolino on March 1, 2006 the granting of options exercisable into 150,000 shares of common stock at an exercise price of $2.40, the closing price of the Company’s common stock on March 1, 2006. The option agreement was dated March 23, 2006, the day the option agreement was physically prepared and delivered. The option for 150,000 shares was awarded to Mr. Paolino for his role in the Company’s performance in 2005. The 150,000 option grant vests in three equal installments of 50,000 each on March 23, 2006, March 23, 2007 and March 23, 2008. The option fully vests upon a change of control of the Company. On August 21, 2006, Mr. Paolino received an option grant exercisable into 450,000 shares of common stock at an exercise price of $2.30. The option grant was based on the competitive total direct compensation in the marketplace. The Black Scholes value of the option grant, plus Mr. Paolino’s base salary, were intended to bring Mr. Paolino to an appropriate level for similarly situated executives. The market study prepared by Compensation Resources, Inc. indicated that the 50th percentile for Total Direct Compensation (Cash Compensation plus Equity) was $1,117,300. The Compensation Committee decided to award Mr. Paolino with the amount of options that would bridge the gap between his $450,000 cash compensation and the $1,117,300 total compensation. The options exercisable into 450,000 shares were immediately exercisable. The intent was to reward Mr. Paolino for his performance, and provide him with the motivation to stay with the Company and grow the stock price to benefit the shareholders.

On March 1, 2006, the Compensation Committee authorized stock options to Mr. Krzemien, Mr. Kramer and Mr. Pirollo as incentive compensation for their 2005 performance in the respective amounts of 60,000, 75,000 and 25,000. The options are exercisable at $2.40 per share, the closing price of the Company’s common stock on March 1, 2006, the day on which these options were granted by the Compensation Committee. Although these grants were promptly communicated to the recipient, the option agreements were dated March 23, 2006, the day when they were physically prepared and delivered. The options awarded vested one third upon issuance, one third twelve months from issuance and one third twenty-four months from issuance. The options fully vest upon change of control.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2006, including the number of exercisable and unexercisable stock options as of December 31, 2006 by grant. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2006. In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. The closing transaction price of the Company’s common stock on December 31, 2006 was $2.56 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Louis D. Paolino, Jr.	5,000 87,500 150,000 568,182 14,000 150,000 15,000 50,000 450,000	- - - - - - - 100,000 -	2.56 2.36 1.32 4.21 5.35 5.35 2.64 2.40 2.30	10/18/2010 4/4/2012 7/14/2013 11/2/2014 11/19/2014 11/19/2014 10/31/2015 3/23/2016 8/21/2016

Gregory M. Krzemien	62,500 50,000 37,500 150,000 50,000 20,000	- - - - - 40,000	5.38 1.38 2.36 1.32 5.35 2.40	3/26/2009 3/30/2011 4/4/2012 7/14/2013 11/19/2014 3/23/2016

Robert M. Kramer	81,395 18,605 5,000 50,000 37,500 150,000 37,500 75,000 25,000	- - - - - - - - 50,000	5.38 11.00 2.56 5.38 2.36 1.32 4.21 5.35 2.40	3/26/2009 12/27/2009 10/18/2010 3/30/2011 4/4/2012 7/14/2013 11/2/2014 11/19/2014 3/23/2016

Ronald R. Pirollo	25,000 5,000 30,000 15,000 100,000 25,000 8,334	- - - - - - 16,666	5.38 8.63 1.38 2.36 1.69 5.35 2.40	3/26/2009 2/24/2010 3/30/2011 4/4/2012 11/14/2013 11/19/2014 3/23/2016

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors consisted of directors Burton Segal, Mark Alsentzer, and Constantine N. Papadakis, Ph.D. No executive officer of Mace served as a director or compensation committee member of any entity of which Messrs. Segal, Alsentzer or Papadakis was an executive officer or director.

Potential Payments upon Termination or Change In Control

For a description and quantification of compensation that would become payable under existing arrangements in the event of a change of control or termination of each named executive officer’s employment under several different circumstances, see the discussion under “Fiscal Year 2006 Change of Control Decisions” in the Compensation Discussion and Analysis beginning on page 39 of this Annual Report on Form 10-K.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total
Constantine N. Papadakis, Ph.D	$42,000	$34,002	-	$76,002
Mark Alsentzer	$41,000	$34,002	-	$75,002
Burton Segal	$32,000	$25,643	-	$57,643
Matthew Paolino (3)	$-	$25,643	-	$25,643

1.
The fees earned and paid in cash to the named Directors for their service in 2006 includes a special fee regarding the immigration investigation conducted by the Audit Committee in 2006 as follows: Mark Alsentzer-$25,000; Constantine N. Papadakis, Ph.D- $25,000; and Burton Segal-$15,000.

2.
The aggregate option outstanding at December 31, 2006 were as follows: Mark Alsentzer-107,500 options; Constantine Papadakis, Ph.D.-102,500 options; Burton Segal-55,000 options; and Matthew Paolino-111,500 options. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s Audited Financial Statement for the fiscal year ended December 31, 2006.

3.	For year ended December 31, 2006, Mr. Matthew Paolino received a $45,000 salary as a Vice President of the Company and did not receive any Directors fees.

For the year 2006, the Board of Directors approved of the following fees to be paid to Directors who are not employees of the Company with respect to their calendar year 2006 service: an annual retainer fee of $10,000, prorated for partial years of service; a $1,000 per day meeting fee for physical attendance at Board of Director and related Committee meetings; and a grant of 15,000 options at the close of market on October 31, 2005, which vested immediately, to each Director including employee Directors.

For the year 2007, the Board of Directors, after review of a report of Compensation Resources, Inc. approved of the following fees to be paid to Directors who are not employees of the Company with respect to their calendar year 2007 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee Director for each Board of Director or Committee meeting attended in person; a $500 fee to each non-employee Director for each Board of Director or Committee meeting exceeding thirty minutes in length attended by telephone; and a grant of 15,000 options at the close of market on December 12, 2006 to each non-employee Director and Matthew Paolino. The option grants vested immediately and had a grant date fair market value of $25,643.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following beneficial ownership table sets forth information as of June 15, 2007 regarding ownership of shares of Mace common stock by the following persons:

•
each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the United States Securities and Exchange Commission;

•	each director of Mace;
•	each Named Executive Officer; and
•	all directors and executive officers of Mace as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of June 15, 2007 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)
Louis D. Paolino, Jr.	2,430,640	(2)	14.5%

Lawndale Capital Management, LLC 591 Redwood Highway, Suite 2345 Mill Valley, CA 94941	1,420,615	(3)	9.3

Ancora Capital, Inc. One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122	871,400	(4)	5.7

Mark S. Alsentzer	607,500	(5)	3.9

Matthew J. Paolino	313,354	(6)	2.0

Robert M. Kramer	604,539	(7)	3.8

Gregory M. Krzemien	435,250	(8)	2.8

Ronald R. Pirollo	230,000	(9)	1.5

Constantine N. Papadakis, Ph.D.	112,500	(10)	*

Burton Segal	55,000	(11)	*

All current directors and executive officers as a group (8 persons)	4,788,783	(12)	26.1%

* Less than 1% of the outstanding shares of Mace common stock.

(1)	Percentage calculation is based on 15,275,382 shares outstanding on June 15, 2007.
(2)	Includes options to purchase 1,539,682 shares.
(3)
According to their Schedule 13D filed with the Securities and Exchange Commission on June 7, 2007, consists of 1,420,615 shares to which Lawndale Capital Management, LLC (“Lawndale”) has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew Shapiro and Diamond A. Partners, L.P. (“Diamond”). Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership. Mr. Shapiro is the sole manager of Lawndale. Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale. Diamond has shared voting and dispositive power with respect to 1,241,038 shares of the Company.

(4)
Represents shares held by participants in the Ancora Group, which includes Ancora Capital; Ancora Securities Inc, the main subsidiary of Ancora Capital; Ancora Advisors LLC; Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, an investment limited partnership; various owners and employees of the aforementioned entities. The Ancora Group has sole voting and investment power with respect to 836,400 shares and shared investment power with respect to 35,000 shares. Ancora Securities Inc is registered as a broker/dealer with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers. Ancora Advisors LLC is registered as an investment advisor with the SEC under the Investment Advisors Act, as amended. The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, Ancora Homeland Security Fund and Ancora Bancshares, are registered with the SEC as investment companies under the Investment Company Act, as amended. Mr. Richard Barone is the controlling shareholder of Ancora Capital, controls 31% of Ancora Advisors, owns approximately 15% of Merlin Partners, and is Chairman of and has an ownership interest in the various Ancora Funds.Ancora Advisors LLC has the power to dispose of the shares owned by the investment clients for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds. Ancora Advisors LLC disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares. Ancora Securities Inc. disclaims beneficial ownership of such shares. All entities named herein (Ancora Group) each disclaim membership in a Group as such term is defined in Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated thereunder.

(5)
Includes options to purchase 107,500 shares. Also includes 200,000 shares that have been delivered by Mr. Alsentzer in street name to Argyll Equities, LLC (“Argyll”), as collateral for a $600,000 loan obtained by Mr. Alsentzer on April 27, 2004 (“Pledged Shares”). Mr. Alsentzer had advised the Company that he retained the right to vote the Pledged Shares. By letter dated May 4, 2005, Mr. Alsentzer requested that Argyll confirm in writing that the Pledged Shares were in Argyll’s possession and were being held as collateral, under the terms of Mr. Alsentzer’s agreement with Argyll. To date, Mr. Alsentzer has not received the requested confirmation or any notice of default from Argyll. Based on the information the Company has received, the Company is not able to determine whether Mr. Alsentzer retains beneficial ownership over the Pledged Shares.

(6)	Includes options to purchase 111,500 shares.
(7)	Includes options to purchase 525,000 shares.
(8)	Includes options to purchase 410,000 shares.
(9)	Includes options to purchase 225,000 shares.
(10)	Represents options to purchase 102,500 shares.
(11)	Represents options to purchase 55,000 shares.
(12)	See Notes 2 and 5 through 11 above.

Securities Authorized for Issuance Under Equity Compensation Plans

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

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,995,015	$3.63	3,095,549
Equity compensation plans not approved by stockholders	433,000	$8.02	N/A
Total	4,428,015	$4.06	3,095,549

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $127,000 for years ending December 31, 2006 and 2005.

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

The Company’s Audit Committee Charter, Section IV.E.(vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E.(iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved of by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Constantine N. Papadakis, Ph.D., Mark Alsentzer and Burton Segal. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines, which we were adopted by the Board and provide that a majority of the Company’s directors should be independent, as defined by the rules of the NASDAQ Global Market. The Board has determined that Messers. Segal and Alsentzer and Dr. Papadakis are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company was billed $402,542 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2006 through May 31, 2007. The Company was billed $485,083, by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2005.

Audit Related Fees. The Company did not incur any audit related fees during 2006 or 2005.

Tax Fees. The Company was billed $36,364 and $69,462 for tax compliance services rendered by Grant Thornton LLP during 2006 and 2005, respectively.

All Other Fees. The Company did not incur any other fees during 2006 or 2005.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s independent auditors, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. All auditing services and permitted non-audit services in 2005 and 2006 were pre-approved. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairmen to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

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

*2.2
Asset Purchase Agreement dated December 7, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona, Inc., and Twisted Cactus Enterprises, LLC. (Exhibit 10.1 to the December 7, 2006 Form 8-K dated December 13, 2006)

*3.3	Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.3 to the Company’s Report on Form 10-KSB for the year ended December 31, 1999 (the “1999 Form 10-KSB”))
*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)
*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)

*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)
*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)
*10.3	1993 Non-Qualified Stock Option Plan (1) (3)
*10.22	Trademarks(1)
*10.28	Warrants in connection with the acquisition of the assets of the KinderGard Corporation(2)
*10.98	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999) (3)
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
*10.177
Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc. and Bank One, Texas, N.A. in the amount of $500,000. (Exhibit 10.1 to the March 31, 2005 Form 10-Q dated May 10, 2005)

*10.178
Note Modification Agreement dated May 19, 2005 between the Company, its subsidiary, Mace Truck Wash, Inc. and Bank One, Texas, N.A. in the original amount of $342,000. (Exhibit 10.1 to the June 30, 2005 Form 10-Q dated August 9, 2005)

*10.179	Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000.
*10.180
Asset Purchase Agreement dated February 28, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona, Inc., and CW Acquisition, LLC. (Exhibit 10.1 to the February 28, 2006 Form 8-K dated March 6, 2006). +

*10.181
Amendment to Credit Agreement dated October 31, 2006, effective September 30, 2006 between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, five additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Truck Wash, Inc., Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products Inc., and Eager Beaver Car Wash, Inc., are not being filed). (Exhibit 10.1 to the September 30, 2006 Form 10-Q dated November 13, 2006)

*10.182	Employment Agreement dated August 21, 2006 between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.1 to the August 21, 2006 Form 8-K dated August 22, 2006) (3)
*10.183	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
*10.184	Employment Agreement dated February 12, 2007 between Mace Security International, Inc., and Robert M. Kramer. (Exhibit 10.2 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
* 99.1	Global Truck Wash Facility Acquisition Agreement dated December 31, 2005, between Eagle United Truck Wash, LLC and Mace Truck Wash, Inc. (Exhibit 99.1 to the December 31, 2005, Form 10-K. +
*10.185	Retention Agreement between Mace Security International, Inc. and Ronald Pirollo, dated as of June 19, 2007. (Exhibit 10.1 to the June 19, 2007 Form 8K dated June 25, 2007) (3)
10.186
Extension Agreement dated April 6, 2007 to Asset Purchase Agreement dated December 7, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona Inc., and Twisted Cactus Enterprises, LLC.

11	Statement Re: Computation of Per Share Earnings
* 14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)
21	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
24	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
+	Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.
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

MACE SECURITY INTERNATIONAL, INC.

By: /s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr. Chairman of the Board, Principal Executive Officer, and President

DATED the 2nd day of July, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Louis D. Paolino, Jr.	Chairman of the Board,	7/2/07
Louis D. Paolino, Jr.	Principal Executive Officer, President and Director (Principal Executive Officer)

/s/ Gregory M. Krzemien	Principal Financial Officer	7/2/07
Gregory M. Krzemien	and Treasurer (Principal Financial Officer)

/s/ Ronald R. Pirollo	Chief Accounting Officer and	7/2/07
Ronald R. Pirollo	Corporate Controller (Chief Accounting Officer)

/s/ Matthew J. Paolino	Director	7/2/07
Matthew J. Paolino

/s/ Constantine N. Papadakis, Ph.D.	Director	7/2/07
Constantine N. Papadakis, Ph.D.

/s/ Mark S. Alsentzer	Director	7/2/07
Mark S. Alsentzer

/s/ Burton Segal	Director	7/2/07
Burton Segal

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2006, 2005, and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
June 21, 2007

Mace Security International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,055	$8,360
Short-term investments	3,571	3,020
Accounts receivable, less allowance for doubtful accounts of $690 and $593 in 2006 and 2005, respectively	2,223	2,774
Inventories	7,170	7,901
Prepaid expenses and other current assets	1,797	2,556
Assets held for sale	25,745	-
Total current assets	44,561	24,611
Property and equipment:
Land	17,509	31,639
Buildings and leasehold improvements	23,291	35,986
Machinery and equipment	8,325	11,802
Furniture and fixtures	625	576
Total property and equipment	49,750	80,003
Accumulated depreciation and amortization	(11,443)	(14,923)
Total property and equipment, net	38,307	65,080

Goodwill	1,623	2,820
Other intangible assets, net of accumulated amortization of $779 and $490 in 2006 and 2005, respectively	2,923	3,328
Other assets	184	272
Total assets	$87,598	$96,111

The accompanying notes are an integral
part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2006	2005
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,235	$2,209
Accounts payable	4,087	4,231
Income taxes payable	315	320
Deferred revenue	319	501
Accrued expenses and other current liabilities	2,209	2,735
Liabilities related to assets held for sale	9,840	-
Total current liabilities	18,005	9,996

Long-term debt, net of current portion	13,087	24,435
Capital lease obligations, net of current portion	-	30

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 10,000,000, Issued and outstanding shares - none	-	-
Common stock, $.01 par value: Authorized shares - 100,000,000, Issued and outstanding shares of 15,275,382 and 15,272,882 in 2006 and 2005, respectively	153	153

Additional paid-in capital	89,850	88,458
Accumulated other comprehensive income	413	167
Accumulated deficit	(33,910)	(27,128)
Total stockholders’ equity	56,506	61,650
Total liabilities and stockholders’ equity	$87,598	$96,111

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2006	2005	2004

Revenues:
Car wash and detailing services	$19,063	$20,460	$19,445
Lube and other automotive services	3,445	3,232	3,317
Fuel and merchandise sales	3,341	4,162	3,624
Security sales	23,366	24,909	16,632
	49,215	52,763	43,018
Cost of revenues:
Car wash and detailing services	14,733	14,523	13,691
Lube and other automotive services	2,727	2,441	2,553
Fuel and merchandise sales	3,026	3,733	3,243
Security sales	17,427	17,658	11,989
	37,913	38,355	31,476

Selling, general and administrative expenses	16,868	13,116	10,753
Depreciation and amortization	1,621	1,539	1,497
Costs of terminated acquisitions	-	-	53
Goodwill and asset impairment charges	151	1,563	6,727
Operating loss	(7,338)	(1,810)	(7,488)
Interest expense, net	(961)	(869)	(885)
Other income	1,093	630	197
Loss from continuing operations before income taxes expenses (benefit)	(7,206)	(2,049)	(8,176)

Income tax expense (benefit)	156	2,448	(2,943)
Loss from continuing operations	(7,362)	(4,497)	(5,233)
Income (loss) from discontinued operations, net of tax expense of $0 in 2006, a benefit of $9 in 2005, and a benefit of $101 in 2004	580	(523)	(1,177)
Net loss	$(6,782)	$(5,020)	$(6,410)

Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.48)	$(0.30)	$(0.38)
Income (loss) from discontinued operations, net of tax	0.04	(0.03)	(0.09)
Net loss	$(0.44)	$(0.33)	$(0.47)

Weighted average shares outstanding:
Basic	15,274,498	15,271,637	13,679,604
Diluted	15,274,498	15,271,637	13,679,604

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2003	12,451,771	125	69,785	-	(15,698)	54,212
Common stock issued in purchase acquisition.	55,905	-	193			193
Exercise of common stock options	448,456	4	1,872			1,876
Common stock issued for land and building	250,000	3	1,561			1,564
Sales of common stock, net of issuance costs of $372	2,065,000	21	9,371			9,392
Proceeds from removal of restriction on shares, net of income tax of $3,227	-	-	5,725			5,725
Net loss					(6,410)	(6,410)
Change in fair value of cash flow hedge				(30)		(30)
Total Comprehensive loss						(6,440)
Balance at December 31, 2004	15,271,132	153	88,507	(30)	(22,108)	66,522
Net costs from issuance of common stock			(53)			(53)
Exercise of common stock options	1,750	-	4			4
Change in fair value of cash flow hedge				41		41
Unrealized gain on short-term investments				156		156
Net loss					(5,020)	(5,020)
Total comprehensive loss						(4,823)
Balance at December 31, 2005	15,272,882	$153	$88,458	$167	$(27,128)	$61,650
Stock-based compensation expense			1,388			1,388
Exercise of common stock options	2,500	-	4			4
Change in fair value of cash flow hedge				6		6
Unrealized gain on short-term investments				240		240
Net loss					(6,782)	(6,782)
Total comprehensive loss						(6,536)
Balance at December 31, 2006	15,275,382	$153	$89,850	$413	$(33,910)	$56,506

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(6,782)	$(5,020)	$(6,410)
Income (loss) from discontinued operations, net of tax	580	(523)	(1,177)
Loss from continuing operations	(7,362)	(4,497)	(5,233)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,621	1,539	1,497
Stock-based compensation	1,373	-	-
Provision for losses on receivables	300	231	216
Gain on sale of property and equipment	(663)	(333)	(39)
Gain on short-term investments	(311)	(264)	-
Asset impairment charge-hurricane damage	-	107	-
Goodwill and asset impairment charges	151	1,563	6,727
Deferred income taxes	-	2,313	(3,470)
Changes in operating assets and liabilities:
Accounts receivable	54	(263)	107
Inventories	430	(217)	(1,450)
Prepaid expenses and other assets	862	(487)	(373)
Accounts payable	(68)	9	1,502
Deferred revenue	48	18	71
Accrued expenses	(531)	83	314
Income taxes payable	(50)	54	229
Net cash (used in) provided by operating activities-continuing operations	(4,146)	(144)	98
Net cash provided by operating activities-discontinued operations	1,029	1,425	1,146
Net cash (used in) provided by operating activities	(3,117)	1,281	1,244

Investing Activities
Acquistion of business, net of cash acquired	-	(1,900)	(5,621)
Purchase of property and equipment	(926)	(914)	(2,389)
Proceeds from sale of property and equipment	2,845	1,086	646
Purchase of short-term investments	-	(2,600)	-
Payments for intangibles	(20)	(12)	(70)
Net cash provided by (used in) investing activities-continuing operations	1,899	(4,340)	(7,434)
Net cash used in investing activities-discontinued operations	(384)	(505)	(354)
Net cash provided by (used in) investing activities	1,515	(4,845)	(7,788)

Financing activities
Payments on long-term debt and capital lease obligations	(1,699)	(1,561)	(1,443)
Proceeds (cost) of issuance of common stock	4	(49)	11,268
Gross proceeds from removal of restriction on shares	-	-	8,952
Net cash (used in) provided by financing activities-continuing operations	(1,695)	(1,610)	18,777
Net cash used in financing activities-discontinued operations	(1,008)	(965)	(1,148)
Net cash (used in) provided by financing activities	(2,703)	(2,575)	17,629
Net (decrease) increase in cash and cash equivalents	(4,305)	(6,139)	11,085
Cash and cash equivalents at beginning of year	8,360	14,499	3,414
Cash and cash equivalents at end of year	$4,055	$8,360	$14,499

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs) and the Security Segment, producing for sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. The Company’s car and truck wash operations are principally located in Texas, Arizona, Florida, Pennsylvania, New Jersey, Delaware, Indiana, and Ohio. The Company initiated a plan to sell its Arizona car wash region and in December 2006 entered into an agreement with Twisted Cactus Enterprises, LLC to sell the Arizona car washes. Additionally, the Company has entered into agreements as of December 31, 2006 to sell five of the Northeast region car washes which represent substantially all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years with an expected sale of the truck washes before December 31, 2007. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. In the year ended December 31, 2006, the results for the Arizona car wash region, the five car washes in the Northeast region and the truck washes have been classified as discontinued operations in the statements of operations and the statement of cash flows. Additionally, the statement of operations and the statement of cash flows for prior years have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 4. Discontinued Operations and Assets Held for Sale). On January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires compensation expense to be recognized for all share-based payments to employees based on the fair value of the award at the date of grant. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005, as well as for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations for prior periods have not been restated. We will, however, continue to disclose pro forma financial information for periods prior to the adoption of SFAS 123(R).

2.	Summary of Significant Accounting Policies

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

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $647,000, $528,000, and $322,000 in 2006, 2005, and 2004, respectively, are included in revenues and selling, general, and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2006, the Company had approximately $3.6 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day notice. In the year ended December 31, 2006, the Company realized a total gain of $323,000. Additionally, an unrealized gain, net of tax, of approximately $396,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at December 31, 2006.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense was approximately $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $614,000, in 2006, $620,000 in 2005 and $525,000 in 2004.

Asset Impairment Charges

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review.

Goodwill

In accordance with SFAS 142, we also completed our annual impairment tests as of November 30, 2006, 2005 and 2004 and will be subject to an impairment test each year thereafter. In the fourth quarter of 2006, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $111,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures. In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. In the fourth quarter of 2004, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas Region reporting unit of our Car and Truck Wash Segment, principally due to a reduction in future projected cash flows resulting from an extended departure from our historic revenue levels due to inclement weather, the lingering effects of a slower economy, and increased competition near several of our facilities in Texas and New Jersey. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 4, Goodwill).  The Company cannot guarantee that there will not be impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, trademarks, customer lists, product lists, and patent costs. In accordance with SFAS 142, our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. In 2003, approximately $9,000 related to our security product trademarks was written off in accordance with SFAS 142. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $294,000, $183,000 and $119,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments.

Insurance

Commencing July 2002, the Company insures for auto, general liability, and workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to the Company with interest on or about the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $1,079,000 at December 31, 2006. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income taxes paid were approximately $160,000, $86,000 and $340,000 in 2006, 2005, and 2004, respectively.

Noncash investing and financing activities of the Company include a property addition financed by common stock of $1.6 million, real estate partially funded by a mortgage of approximately $825,000, and the sale of property and simultaneous pay down of a related mortgage of $325,000, all in 2004.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or the first time advertising takes place. The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, typically two to four months. Prepaid advertising costs were $96,000 and $67,000 at December 31, 2006 and 2005, respectively. Advertising expense was approximately $1.2 million in 2006, $1.1 million in 2005, $861,000 in 2004.

Stock Based Compensation

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

SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123"), and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company’s adoption of SFAS 123(R) resulted in stock compensation expense and therefore an increase in loss from continuing operations before income taxes of income taxes in 2006 of approximately $1.4 million and $15,000 in discontinued operations.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006, 2005 and 2004; risk-free interest rate ranges of 4.36% to 5.14% in 2006, 4.06% to 4.57% in 2005 and 3.80% to 4.56% in 2004, dividend yield of 0%; expected volatility of the market price of the Company’s common stock ranging from 44% to 52% in 2006, 52% to 56% in 2005 and 20% to 64% in 2004; and a weighted-average expected life of the option of ten years. The weighted-averages of the fair value of stock option grants were $1.53, $1.88 and $2.85 per share in 2006, 2005 and 2004, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense is $612,000, which has a weighted average period of approximately 0.8 years to be recognized.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(5,020)	$(6,410)
Less: Stock-based compensation costs under fair value based method for all awards	(648)	(2,089)
Pro forma net loss	$(5,668)	$(8,499)

Loss per share - basic
As reported	$(0.33)	$(0.47)
Pro forma	$(0.37)	$(0.62)
Loss per share - diluted
As reported	$(0.33)	$(0.47)
Pro forma	$(0.37)	$(0.62)

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2006 and 2005 were as follows (in thousands):
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$8,820	$8,826	$11,396	$11,828
Variable rate debt	15,146	15,335	15,278	15,489
Total	$23,966	$24,161	$26,674	$27,317

The majority of the fixed rate debt provides for a pre-payment penalty based on an interest rate yield maintenance formula. The yield maintenance formula results in a significant pre-payment penalty as market interest rates decrease. The pre-payment penalty precludes refinancing of this long-term debt.

Derivative Instruments

SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133"), as amended by SFAS 137 and SFAS 138, specifies the accounting and disclosure requirements for such instruments.

On October 14, 2004, we entered into an interest rate cap arrangement that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at December 31, 2006). The hedge contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At December 31, 2006 the contract which was originally purchased for $124,000, is included in prepaid expenses and other current assets at its fair market value of approximately $84,000.

The interest rate cap arrangement was effective in hedging changes in cash flows related to certain debt obligations during 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material impact on the Company's consolidated results of operations, cash flows, and financial position.

3.	Business Combinations and Divestitures

From April 1, 1999 through July 26, 2000, the Company acquired 62 car care facilities and five truck wash facilities through the acquisition of 17 separate businesses including: 42 full service facilities, one self service facility, 11 exterior only facilities and one lube center in Pennsylvania, New Jersey, Delaware, Texas, Florida, and Arizona; 20 facilities were subsequently divested or closed through March 15, 2007. The five full service truck wash facilities are located in Arizona, Indiana, Ohio, and Texas.

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

Twelve Months Ended December 31, 2004
Revenues	$53,451
Net loss	$(6,269)
Loss per share-basic and dilutive	$(0.46)

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

On December 20, 2005, the Company, through a wholly owned subsidiary, sold an exterior-only car wash facility in Pennsylvania. Proceeds from the sale of this facility were approximately $400,000, resulting in a $240,000 gain on disposal.

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

4. Discontinued Operations and Assets Held for Sale

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The $312,500 deposit was recorded in other income in 2006 within income from discontinued operations. The Company signed a new agreement with Twisted Cactus Enterprises, LLC on December 7, 2006 to sell the twelve Arizona car washes for $19.2 million in cash. This transaction closed on May 17, 2007. Additionally, the Company has entered into agreements as of December 31, 2006 to sell five of the Northeast region car washes which represent substantially all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these operations have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $14.1 million, $15.5 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Operating income (loss) from discontinued operations was $953,000, $337,000 and $(343,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

Assets and liabilities held for sale are comprised of the following at December 31, 2006 (in thousands):

Assets held for sale:	Arizona Region	Northeast Region Region	Truck Washes	Texas Site	Total

Inventory	$269	$42	$-	$-	$311
Property, plant and equipment, net	17,180	5,771	994	273	24,218
Goodwill	-	1,092	-	-	1,092
Intangibles	17	106	1	-	124

Total assets	$17,466	$7,011	$995	$273	$25,745

Liabilities related to assets held for sale:

Current portion of long-term debt	$1,090	$-	$10	$-	$1,100
Long-term debt, net of current portion	8,281	-	264	-	8,545
Deferred revenue	141	54	-	-	195

Total liabilities	$9,512	$54	$274	$-	$9,840

5. Goodwill

We completed our 2004 annual testing of goodwill and intangible assets determined to have indefinite lives in accordance with SFAS 142 as of November 30, 2004. The methodology applied was consistent with prior year’s annual test. The growth rate applied to future cash flows beyond detailed projections was 3%. The discount rates used varied from 7.25% to 15.0% for our security business and approximately 11% for our car and truck wash operations. In the fourth quarter of 2004, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $1.0 million related to our Northeast region reporting unit of our Car and Truck Wash Segment. Additionally, we recorded an impairment of approximately $6.7 million related to our Texas region reporting unit of our Car and Truck Wash Segment. These impairments were principally due to reductions in future projected cash flows as determined during our 2005 budgeting process, which we completed in December, 2004. The projections of cash flows from these reporting units were reduced primarily due to two successive years of reductions in number of cars washed. We projected our car wash volume for 2004 based on the number of cars washed in these reporting units in the previous five years. We believe that fewer cars were actually washed during 2004 as a result of more inclement weather than in 2003, and increased competition near certain of our facilities in Texas and New Jersey. In the fourth quarter of 2005, we recorded an additional impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. The methodology applied in our 2005 annual impairment testing was consistent with that of our previous testing. We anticipate that the volume of cars washed in these regions will increase, if weather patterns return to the patterns existing in prior years. Impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis and whenever there is an impairment indicator. In the fourth quarter of 2006, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS142, we recorded an impairment of approximately $111,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures. The Company cannot guarantee that there will not be impairments in subsequent years. The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	Northeast	Texas	Security Products	Total
Balance at December 31, 2003	$2,090	$8,291	$242	$10,623
Impairment loss	(998)	(6,727)	-	(7,725)
Reallocation of purchase price	-	-	158	158
Acquisition of IVS and S&M	-	-	531	531

Balance at December 31, 2004	1,092	1,564	931	3,587
Impairment loss	-	(1,564)	-	(1,564)
Reallocation of purchase price	-	-	(160)	(160)
Acquisition of Securetek	-	-	957	957
Balance at December 31, 2005	1,092	-	1,728	2,820
Impairment loss	-	-	(105)	(105)
Reclass to assets held for sale	(1,092)	-	-	(1,092)
Balance at December 31, 2006	$-	$-	$1,623	$1,623

6.	Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of year	$593	$449	$263
Additions (charged to expense)	302	232	225
Adjustments	(12)	-	125
Deductions	(193)	(88)	(164)
Balance at end of year	$690	$593	$449

7.	Inventories

Inventories consist of the following:
	As of December 31,
	2006	2005
	(In thousands)
Finished goods	$5,929	$6,094
Work in process	77	67
Raw materials and supplies	337	508
Fuel, merchandise inventory and car wash supplies	827	1,232
	$7,170	$7,901

8.	Other Intangible Assets

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets:
Non-compete agreement	$98	$46	$98	$21
Customer lists	1,184	356	1,184	165
Product lists	590	148	590	89
Patent Costs	5	-	-	-
Deferred financing costs	387	229	416	215
Total amortized intangible assets	2,264	779	2,288	490
Non-amortized intangible assets:
Trademarks - Security Segment	1,438	-	1,424	-
Service mark - Car and Truck Wash Segment	-	-	106	-
Total non-amortized intangible assets	1,438	-	1,530	-

Total intangible assets	$3,702	$779	$3,818	$490

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2007	$264
2008	$235
2009	$199
2010	$191
2011	$191

Amortization expense of other intangible assets was approximately $294,000, $183,000 and $119,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average useful life of amortizing intangible assets was 9.6 years at December 31, 2006.

9.  Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations, including debt related to discontinued operations, consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Notes payable to Capmark Finance, Inc. (“Capmark”), interest rate of 8.52%, due in monthly installments totaling $145,936 including interest, through September 2013, collateralized by real property, equipment and inventory of certain of the Arizona region Car Wash locations	$8,789	$9,746
Note payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A., interest rate of prime plus 0.25% (8.50% at December 31, 2006), is due in monthly installments of $59,235 including interest (adjusted annually), trough November 2008, collateralized by real property and equipment of Eager Beaver Car Wash, Inc.	4,683	4,995

Notes payable to Chase, interest rate of prime plus 0.25% (8.50% at December 31, 2006) due in monthly installments totaling $44,604 per month including interest (adjusted annually) through various dates ranging from February 2008 to October 2009, collateralized by real property and equipment of certain of the Colonial Car Wash locations	2,835	3,132
Note payable to Chase, which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000. The Chase note, which provides for an interest rate of prime plus 0.25% (8.50% at December 31, 2006), is due in monthly installments of $45,248 including interest (adjusted annually), renewed through September, 2009, collateralized by real property and equipment of the Genie Car Wash locations .	3,280	3,532
Note payable to Western National Bank, interest rate of 5.20%,(the interest rate is established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $20,988 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas	1,425	1,565
Note payable to Business Loan Express, interest rate of prime plus 2.5% (10.25% at December 31, 2006), is due in monthly installments of $14,254 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car Wash in Dallas, Texas.	1,307	1,338
Note payable to Merriman Park J.V., interest rate of 7.0% due in monthly installments of $10,147 including interest, through November 2011, collateralized by real property and equipment of a Colonial Car Wash location sold in September 2006.	-	588
Note payable to Chase, interest rate of prime plus 0.25% (8.50% at at December 31, 2006), is due in monthly installments of $8,019 including interest (adjusted annually), through July 2008, collateralized by real property and equipment of the Superstar Kyrene Car Wash in Tempe, Arizona.	582	623
Note payable to Chase, interest rate of prime plus 0.25% (8.50% at December 31, 2006), is due in monthly installments of $2,705 including interest (adjusted annually) through April 2010, collateralized by real property and equipment of the Red Baron Amarillo Truck Wash	274	283
Capital leases payable to various creditors, interest rates ranging from 7.75% to 9.97%, due in monthly installments totaling $5,930 including interest, through July 2007, collateralized by certain equipment of the Company	31	85
Note payable to Chase, interest rate of prime plus 0.25% (8.50% at December 31, 2006) due in monthly installments of $7,363 including interest (adjusted annually), through September 2009, collateralized by real property and equipment of Mace Security Products, Inc. in Farmers Branch, Texas.	760	787
	23,966	26,674
Less: current portion	10,879	2,209
	$13,087	$24,465

Of the 46 car washes owned or leased by us at December 31, 2006, 24 properties and related equipment with a net book value totaling $38.8 million secured first mortgage loans totaling $22.9 million.

At December 31, 2006, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $24.0 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $10.9 million, including $9.6 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than nine months from December 31, 2006. We repaid $9.4 million of this $9.6 million of debt subsequent to December 31, 2006 in connection with the sale of the Arizona car washes. We have three letters of credit outstanding at December 31, 2006, totaling $1,163,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2006. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2006.

Our two most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to Capmark Finance Inc. (“Capmark”), the successor of General Motors Acceptance Corp., in the amount of $8.8 million, included in current liabilities in liabilities related to assets held for sale, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $12.4 million, $11.4 million of which was classified as non-current debt at December 31, 2006. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. Our warehouse and office facility in Farmers Branch, Texas, twenty four car washes and one truck wash are encumbered by mortgages.

At December 31, 2006, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was .15: 1 at December 31, 2006. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $8.8 million are reported as a current liability included in liabilities related to assets held for sale. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company incurred capital expenditures of $1.3 million in 2006 and did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at December 31, 2006 and for measurement periods through January 1, 2008 related to exceeding the annual capital expenditure limit and its untimely filing of financial statements, accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at December 31, 2006. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the Chase covenants and may need to seek additional waivers or amendments.

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.4 million, including debt recorded as long-term debt at December 31, 2006, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 16 of our car wash facilities and one truck wash as of May 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 53% of our total revenues for fiscal years 2006 and 2005, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt, including debt related to discontinued operations, are as follows: 2007 - $10.9 million, 2008 - $8.2 million, 2009 - $2.9 million, 2010 - $256,000, 2011 - $272,000, 2012 and thereafter - $1.5 million.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Accrued compensation	$782	$928
Property and other non-income taxes	158	462
Other	1,269	1,345
	$2,209	$2,735

11.	Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):

	Year Ended December 31
	2006	2005	2004
Interest expense	$(1,146)	$(1,160)	$(1,004)
Interest income	185	291	119
	$(961)	$(869)	$(885)

12.	Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Year Ended December 31
	2006	2005	2004

Investment income	$323	$266	$-
Rental income	78	135	128
Gain on sale of fixed assets	663	333	39
Hurricane damage loss	-	(107)	-
Other	29	3	30
	$1,093	$630	$197

13.	Stock Option Plans

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

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (“the 1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2006, 5,162,444 options have been granted under the 1993 and 1999 Plans including 3,719,760 nonqualified stock options.

Activity with respect to these plans is as follows:

	2006		2005		2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	3,108,682	$4.00	2,971,264	$4.03	1,957,033	$4.27
Options granted	984,500	$2.36	300,000	$2.73	1,539,932	$4.05
Options exercised	(2,500)	$1.80	(1,750)	$1.85	(448,456)	$4.19
Options canceled	(95,667)	$2.73	(160,832)	$2.30	(77,245)	$9.04
Options outstanding end of period	3,995,015	$3.63	3,108,682	$4.00	2,971,264	$4.03
Options exercisable	3,479,015		2,696,684		2,329,764
Shares available for granting of options	3,095,549		3,984,382		4,123,550

Stock options outstanding at December 31, 2006 under both plans are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$1.28-$1.91	747,209	6.2	$1.43
$1.94-$2.97	1,552,646	8.4	$2.42
$3.00-$4.45	849,642	7.8	$3.95
$5.00-$5.59	632,291	5.8	$5.34
$8.63-$11.75	71,160	3.1	$10.06
$13.25-$19.50	132,067	2.5	$15.22
$22.00	10,000	2.4	$22.00
	3,995,015

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

14.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$267	$267
Inventories	28	28
Net operating loss carryforwards	9,229	6,543
Deferred revenue	201	197
Compensation	39	45
Car damage reserve	109	49
Accrued workers compensation costs	38	16
Federal Tax Credit	179	179
Vesting Stock Options	547	-
Other, net	53	72
Total deferred tax assets	10,690	7,396
Valuation allowance for deferred tax assets	(6,750)	(4,126)
Deferred tax assets after valuation allowance	3,940	3,270

Deferred tax liabilities:
Property, equipment and intangibles	(3,940)	(3,270)
Net deferred tax assets	$-	$-

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $25.0 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of Expiration	Amount
2018	$989
2019	4,006
2020	3,239
2021	1,583
2022	2,822
2023	4,411
2025	1,250
2026	6,729
$25,029

Additionally, the Company has $1.3 million of acquired corporation’s preacquisition state net operating loss carryforwards expiring from 2008 through 2018.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including, the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $2.6 million in 2006 and $3.2 million in 2005 with a total valuation allowance of $6.75 million at December 31, 2006 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2006, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security Segment.

The components of income tax expense (benefit) are:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Current (principally state taxes)	$156	$126	$112
Deferred	-	2,313	(3,156)
Total income tax expense(benefit)	$156	$2,439	$(3,044)

The significant components of deferred income tax expense(benefit) attributed to the loss for the years ended December 31, 2006, 2005, and 2004 are as follows :

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Deferred tax expense (benefit)	$62	$133	$(1,780)
Loss carryforward	(2,686)	(1,110)	(1,400)
Valuation allowance for deferred tax assets	2,624	3,290	24
	$-	$2,313	$(3,156)

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)

Tax at U.S. federal statutory rate	$(2,322)	$(903)	$(3,175)
State taxes, net of federal benefit	(151)	40	(124)
Goodwill impairment	-	-	349
Nondeductible costs and other acquisition accounting adjustments	5	12	16
Valuation allowance for deferred tax assets	2,624	3,290	24
Other adjustments	-	-	(134)
Total income tax expense (benefit)	$156	$2,439	$(3,044)

15.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share: (in thousands except loss per share)

	Year ended December 31,
	2006	2005	2004
Numerator (In thousands):
Net loss	$(6,782)	$(5,020)	$(6,410)

Denominator:
Denominator for basic loss per share - weighted average shares	15,274,498	15,271,637	13,679,604
Dilutive effect of options and warrants	-	-	-
Denominator for diluted loss per share - weighted average shares	15,274,498	15,271,637	13,679,604

Basic loss per share:
Net loss	$(0.44)	$(0.33)	$(0.47)

Diluted loss per share:
Net loss	$(0.44)	$(0.33)	$(0.47)

The dilutive effect of options and warrants of 334,055, 275,044 and 491,082 at December 31, 2006, 2005 and 2004, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

16.	Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

17.	Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 for continuing operations are as follows: 2007 - $605,000; 2008 - $486,000; 2009 - $437,000; 2010 - $308,000; 2011 - $297,000 and thereafter - $1.2 million. Rental expense under these leases was $898,000, $834,000 and $802,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During fiscal 2006, 2005, and 2004 revenues under these leases were approximately $85,000, $140,000 and $132,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies, in all material respect, with all applicable laws relating to its business.

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting upon a change in control of the Company. Additionally, the employment agreement of the Company’s Principal Executive Officer, Louis D. Paolino, Jr., dated August 21, 2006, entitles Mr. Paolino to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. The employment agreement also provides that if Mr. Paolino receives the change of control bonus, his employment agreement can then be terminated without an additional payment.

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

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has completed its response to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings. See Item 3, Legal Proceedings. From March 13, 2006 through December 31, 2006, the Company incurred $433,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $796,000 associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnity and advance legal costs for its officers and directors. The Company has hired a Human Resources Manager and has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

18.	Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS144”), we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 144, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. In the fourth quarter of 2004, we recorded an impairment of approximately $6.7 million related to our Texas reporting unit. These 2005 and 2004 impairments were principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather, and increased competition near several of our facilities in Texas. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value. Additionally, in the fourth quarter of 2006, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of approximately $111,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures.

Discontinued Operations

During the year ended December 31, 2004, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 and we wrote these assets down an additional $966,000 during the quarter ended September 30, 2005 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey, by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value.

19.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $127,000 for years ending December 31, 2006 and 2005.

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

Selected financial information for each reportable segment is as follows:

	Year ended December 31,
	2006	2005	2004
Revenues:	(In thousands)
Car and truck wash - external customers	$25,849	$27,854	$26,386
Security - external customers	23,366	24,909	16,632
	$49,215	$52,763	$43,018

Segment Operating (loss) income:
Corporate (1)	$(6,291)	$(3,450)	$(3,485)
Car and truck wash	1,571	3,231	3,145
Security	(2,467)	(28)	(368)
	$(7,187)	$(247)	$(708)

Assets:
Car and truck wash	$42,771	$75,876	$83,978
Security	19,082	20,235	18,779
	$61,853	$96,111	$102,757

Capital expenditures:
Corporate	$12	$10	$5
Car and truck wash	594	484	969
Security	320	424	3,809
	$926	$918	$4,783

Depreciation and amortization:
Corporate	$32	$43	$62
Car and truck wash	1,072	1,097	1,175
Security	517	399	260
	$1,621	$1,539	$1,497

(1) Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Total operating loss for reportable segments	$(7,187)	$(247)	$(708)
Costs of terminated acquisitions	-	-	(53)
Goodwill and asset impairment charges	(151)	(1,563)	(6,727)
Total reported operating loss	$(7,338)	$(1,810)	$(7,488)

21.	Subsequent Events

Subsequent to December 31, 2006, the Company sold 21 car washes including: three full service car washes in the Philadelphia area on January 29, 2007 and a full service car wash in Cherry Hill, New Jersey on February 1, 2007 for a total of $7.8 million in cash at a gain of approximately $1.0 million; an exterior car wash in Moorestown, New Jersey on January 5, 2007 for $350,000 cash, which approximates book value; an exterior car wash in Philadelphia, Pennsylvania on March 1, 2007 for $475,000 in cash at a gain of approximately $141,000 ; a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash at a gain of approximately $9,000; an exterior car wash in Yeadon, Pennsylvania on May 14, 2007 for $100,000 in cash at a gain of approximately $90,000; twelve full service car washes in the Phoenix, Arizona area representing our entire Arizona region on May 17, 2007 for $19,380,000 in cash at a gain of approximately $413,000; and an exterior car wash in Smyrna, Delaware on May 31, 2007 for $220,000 in cash at a gain of approximately $202,000.

On April 18, 2007 and May 17, 2007, the Company received two separate Nasdaq Staff Determinations that it was not in compliance with Marketplace Rule 4310(c)(14) regarding the requirements to file with the Nasdaq Stock Market all documents required to be filed with the Securities and Exchange Commission. The April 18, 2007 Nasdaq Staff Determination was issued due to the Company not timely filing its Annual Report on Form 10-K for the year ended December 31, 2006 (“Form10-K”). The May 17, 2007 Nasdaq Staff Determination was issued due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Form 10-Q”). In accordance with the procedures for the Nasdaq Stock Market, the Company requested that the Nadaq Hearing Qualifications Panel (“Panel”) grant the Company an exception to Marketplace Rule 4310(c)(14) that would allow the Company’s stock to remain listed. A hearing before the Panel was held on May 31, 2007. The Panel has not yet issued its ruling. There can be no assurance that the Panel will grant an exception allowing the Company’s common stock to remain listed.

22.	Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007. The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 which may be due to theft. We filed a civil complaint against the former employee in June, 2007 and intend to pursue all legal measures to recover our losses. SG&A expenses for fiscal 2006 include a charge of $240,000 representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

23.	Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$13,367	$12,799	$11,727	$11,322	$49,215
Gross profit	$3,557	$3,026	$2,569	$2,150	$11,302
Loss from continuing operations	$(933)	$(1,914)	$(2,052)	$(2,463)	$(7,362)
(Loss) income from discontinued operations	$(33)	$35	$(217)	$795	$580
Net loss	$(966)	$(1,879)	$(2,269)	$(1,668)	$(6,782)

Diluted (loss) income per share:
Continuing operations	$(0.06)	$(0.12)	$(0.14)	$(0.15)	$(0.48)
Discontinued operations	$0.00	$0.00	$(0.01)	$0.05	$0.04
Net loss	$(0.06)	$(0.12)	$(0.15)	$(0.10)	$(0.44)

Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$13,242	$14,568	$12,353	$12,600	$52,763
Gross profit	$3,695	$4,154	$3,144	$3,415	$14,408
Income (loss) from continuing operations	$22	$229	$(477)	$(4,271)	$(4,497)
(Loss) income from discontinued operations	$(11)	$210	$(651)	$(71)	$(523)
Net income (loss)	$11	$439	$(1,128)	$(4,342)	$(5,020)

Diluted income (loss) per share:
Continuing operations	$0.00	$0.02	$(0.03)	$(0.28)	$(0.30)
Discontinued operations	$0.00	$0.01	$(0.04)	$0.00	$(0.03)
Net income (loss)	$0.00	$0.03	$(0.07)	$(0.28)	$(0.33)

Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$8,847	$8,630	$13,125	$12,416	$43,018
Gross profit	$2,628	$2,322	$3,228	$3,364	$11,542
Income (loss) from continuing operations	$58	$(146)	$(260)	$(4,885)	$(5,233)
(Loss) income from discontinued operations	$159	$132	$31	$(1,499)	$(1,177)
Net income (loss)	$217	$(14)	$(229)	$(6,384)	$(6,410)

Diluted income (loss) per share:
Continuing operations	$0.01	$(0.01)	$(0.02)	$(0.34)	$(0.38)
Discontinued operations	$0.01	$0.01	$0.00	$(0.10)	$(0.09)
Net income (loss)	$0.02	$0.00	$(0.02)	$(0.44)	$(0.47)

All quarters have been restated to reflect our Arizona car wash region, our Truck washes, and certain of our East region sites as discontinued operations, consistent with our presentation at December 31, 2006.

In the fourth quarter of 2006, the Company recorded adjustments, (i) to reverse previously recorded depreciation expense on assets held for sale of approximately $357,000, (ii) to reverse an accrual for accounting fees of approximately $120,000, and (iii) adjustments to certain balance sheet accounts as a result of our investigation into the irregularities in the accounting information in Florida Security Products division (approximately $500,000 in additional expenses, including approximately $130,000 of embezzled funds.) These adjustments which total a net expense of approximately $23,000, related to activity in the first three quarters of 2006 and were recorded in the fourth quarter of 2006.

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

EXHIBIT INDEX

Exhibit No.	Description
10.186
Extension Agreement dated April 6, 2007 to Asset Purchase Agreement dated December 7, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona Inc., and Twisted Cactus Enterprises, LLC.

11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.