Form 10-Q
period 2007-03-31
MACE SECURITY INTERNATIONAL INC
filed 2007-07-09
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007	COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 3, 2007, there were 15,275,382 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc. and Subsidiaries
Form 10-Q
Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,237	$4,055
Short-term investments	3,705	3,571
Accounts receivable, less allowance for doubtful accounts of $759 and $690 in 2007 and 2006, respectively	2,103	2,223
Inventories	6,455	7,170
Prepaid expenses and other current assets	2,229	1,797
Assets held for sale	18,515	25,745
Total current assets	43,244	44,561
Property and equipment:
Land	17,509	17,509
Buildings and leasehold improvements	23,348	23,291
Machinery and equipment	8,433	8,325
Furniture and fixtures	625	625
Total property and equipment	49,915	49,750
Accumulated depreciation and amortization	(11,818)	(11,443)
Total property and equipment, net	38,097	38,307

Goodwill	1,623	1,623
Other intangible assets, net of accumulated amortization of $852 and $779 in 2007 and 2006, respectively	2,854	2,923
Other assets	147	184
Total assets	$85,965	$87,598

The accompanying notes are an integral
part of these financial statements.

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,179	$1,235
Accounts payable	3,410	4,087
Income taxes payable	352	315
Deferred revenue	286	319
Accrued expenses and other current liabilities	2,295	2,209
Liabilities related to assets held for sale	9,511	9,840
Total current liabilities	20,033	18,005

Long-term debt, net of current portion	9,832	13,087

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares -15,275,382 at March 31, 2007 and December 31, 2006, respectively	153	153
Additional paid-in capital	90,077	89,850
Accumulated other comprehensive income	438	413
Accumulated deficit	(34,568)	(33,910)
Total stockholders’ equity	56,100	56,506
Total liabilities and stockholders’ equity	$85,965	$87,598

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Three Months Ended March 31,
	2007	2006
Revenues:
Car and truck wash and detailing services	$4,687	$5,122
Lube and other automotive services	805	800
Fuel and merchandise sales	654	828
Security sales	5,435	6,527
	11,581	13,277
Cost of revenues:
Car and truck wash and detailing services	3,542	3,797
Lube and other automotive services	634	617
Fuel and merchandise sales	575	736
Security sales	4,047	4,590
	8,798	9,740

Selling, general and administrative expenses	4,187	3,878
Depreciation and amortization	399	389

Operating loss	(1,803)	(730)

Interest expense, net	(254)	(257)
Other income	138	79
Loss from continuing operations before income taxes	(1,919)	(908)

Income tax expense	25	39

Loss from continuing operations	(1,944)	(947)
Income (loss) from discontinued operations, net of tax of $0 in 2007 and 2006	1,286	(19)
Net loss	$(658)	$(966)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.13)	$(0.06)
Income (loss) from discontinued operations	0.09	-
Net loss	$(0.04)	$(0.06)

Weighted average shares outstanding:
Basic	15,275,382	15,272,882
Diluted	15,275,382	15,272,882

The accompanying notes are an integral
part of these financial statements.

 Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2006	15,275,382	$153	$89,850	$413	$(33,910)	$56,506
Stock-based compensation expense			227			227
Change in fair value of cash flow hedge				(7)		(7)
Unrealized gain on short-term investments				32		32
Net loss					(658)	(658)
Total comprehensive loss						(633)
Balance at March 31, 2007	15,275,382	$153	$90,077	$438	$(34,568)	$56,100

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(658)	$(966)
Income(loss) from discontinued operations, net of tax	1,286	(19)
Loss from continuing operations	(1,944)	(947)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	399	389
Stock-based compensation	223	259
Provision for losses on receivables	69	68
Gain on sale of property and equipment	(9)	-
Gain on short-term investments	(102)	(44)
Changes in operating assets and liabilities:
Accounts receivable	50	(647)
Inventories	716	(1,044)
Prepaid expenses and other assets	(401)	41
Accounts payable	(677)	(403)
Deferred revenue	(33)	(8)
Accrued expenses	86	(228)
Income taxes payable	37	39
Net cash used in operating activities-continuing operations	(1,586)	(2,525)
Net cash provided by operating activities-discontinued operations	177	473
Net cash used in operating activities	(1,409)	(2,052)
Investing activities
Purchase of property and equipment	(106)	(176)
Proceeds from sale of property and equipment	282	-
Payments for intangibles	(4)	(4)
Net cash provided by (used in) investing activities-continuing operations	172	(180)
Net cash provided by (used in) investing activities-discontinued operations	7,996	(143)
Net cash provided by (used in) investing activities	8,168	(323)
Financing activities
Payments on long-term debt and capital lease obligations	(310)	(300)
Net cash used in financing activities-continuing operations	(310)	(300)
Net cash used in financing activities-discontinued operations	(267)	(245)
Net cash used in financing activities	(577)	(545)
Net increase (decrease) in cash and cash equivalents	6,182	(2,920)
Cash and cash equivalents at beginning of period	4,055	8,360
Cash and cash equivalents at end of period	$10,237	$5,440

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs) and the Security Segment, producing for sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. The Company’s car and truck wash operations are principally located in Texas and Florida. The Company initiated a plan to sell its Arizona car wash region and in December 2006 entered into an agreement with Twisted Cactus Enterprises, LLC to sell the Arizona car washes and completed the divestiture in May 2007. Additionally, the Company has entered into agreements as of March 31, 2007 to sell an exterior only car wash in Pennsylvania in addition to the six car washes it sold in the three months ending March 31, 2007 in the Northeast region which represent substantially all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years with an expected sale of the truck washes before December 31, 2007. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. In the year ended December 31, 2006 and the three months ending March 31, 2007, the results for the Arizona car wash region, the seven car washes in the Northeast region and the truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. Additionally, the statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5. Discontinued Operations and Assets Held for Sale).

2.	New Accounting Standards

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adopting of SFAS 159 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Non-compete agreement	$98	$53	$98	$46

Customer lists	1,184	403	1,184	356

Product lists	590	162	590	148

Patent Costs	5	-	5	-

Deferred financing costs	387	234	387	229

Total amortized intangible assets	2,264	852	2,264	779

Non-amortized intangible assets:

Trademarks - Security Segment	1,442	-	1,438	-

Total intangible assets	$3,706	$852	$3,702	$779

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2007	$264
2008	$235
2009	$199
2010	$191
2011	$191

4. Business Divestitures

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

In the first quarter ended March 31, 2007, the Company sold seven car washes including: three full service car washes in the Philadelphia area on January 29, 2007 and a full service car wash in Cherry Hill, New Jersey on February 1, 2007 for a total of $7.8 million in cash at a gain of approximately $1.0 million; an exterior cash wash in Morrestown, New Jersey on January 5, 2007 for $350,000 cash , which approximates book value; an exterior car wash in Philadelphia, PA on March 1, 2007 for $475,000 in cash at a gain of approximately $141,000; and a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash at a gain of approximately $9,000.

On March 30, 2007, the Company signed an agreement to sell an exterior only car wash in the Philadelphia, PA area for $100,000 cash. The sale was completed on May 14, 2007 at a gain of approximately $90,000.

5. Discontinued Operations and Assets Held for Sale

On February 28, 2006, the Company signed an agreement to sell its Arizona car wash region to CW Acquisition, LLC (“CW Acquisition”) for $19.5 million. CW Acquisition was unable to arrange its funding by August 4, 2006, and the transaction was terminated. Mace retained a $312,500 deposit on the transaction as liquidated damages as provided for in the agreement of sale. The $312,500 deposit was recorded in other income in 2006 within income from discontinued operations. The Company signed a new agreement with Twisted Cactus Enterprises, LLC on December 7, 2006 to sell the twelve Arizona car washes for $19.2 million in cash. This transaction closed on May 17, 2007 at a gain of approximately $413,000. Additionally, the Company sold six of its Northeast region car washes in the first quarter ended March 31, 2007 and entered into an agreement as of March 30, 2007 to sell an additional car wash in the Northeast region, which represent substantially all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these operations have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $2.8 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively. Operating income from discontinued operations was $267,000, and $174,000 for the three months ended March 31, 2007 and 2006, respectively.

Assets and liabilities held for sale are comprised of the following at March 31, 2007 (in thousands):

	Arizona	Northeast	Truck
Assets held for sale:	Region	Region	Washes	Total
Inventory	$214	$-	$-	$214
Property, plant and equipment, net	17,282	7	994	18,283
Intangibles	17	-	1	18

Total assets	$17,513	$7	$995	$18,515

Liabilities related to assets held for sale:
Current portion of long-term debt	$1,114	$-	$10	$1,124
Long-term debt, net of current portion	7,993	-	261	8,254
Deferred revenue	133	-	-	133
Total liabilities	$9,240	$-	$271	$9,511

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

SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123"), and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the application of SFAS 123 (R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Beginning in 2007, for the purpose of calculating an expected forfeiture rate, the Company classifies option grants into two categories, Director and Officer grants, for which a forfeiture rate of 0% is assumed, and all other option grants, for which a forfeiture rate of 33% is assumed. These forfeiture rates are based on actual forfeitures experienced by the Company over the past six years. Prior to 2007, a forfeiture rate of 0% was used for all option grants.

The following summarizes the option activity for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Shares Granted	145,000	352,000
Risk-free rate	4.80%	4.36% to 4.59%
Dividend yield	0%	0%
Expected forfeiture rate-Directors and Officers	0%	0%
Expected forfeiture rate-All other	33%	0%
Expected volatility	52%	50%
Weighted average expected life of options	10 years	10 years
Weighted average fair value of option grants	$1.86	$1.60
Non-cash compensation expense (in thousands):
Continuing operations	$223	$259
Discontinued operations	4	3
Total	$227	$262

As of March 31, 2007, total unrecognized stock-based compensation expense is $655,000, which has a weighted average period of approximately 0.8 years to be recognized.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of March 31, 2007 for continuing operations are as follows: 2008 - $580,000; 2009 - $463,000; 2010 - $383,000; 2011 - $291,000; 2012 - $291,000 and thereafter - $1.2 million. Rental expense under these leases was $228,000 and $221,000 for the three months ended March 31, 2007 and 2006, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During the three months ending March 31, 2007 and 2006 revenues under these leases were approximately $19,000, and $29,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

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

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched were located in Pennsylvania and the fourth was located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has responded to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings. From March 13, 2006 through March 31, 2007, the Company incurred $433,000, including $0 in the first quarter of fiscal 2007, in legal, consulting and accounting expenses associated with the Audit Committee investigations and $928,000, including $132,000 in the first quarter of fiscal 2007, associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. The Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Car and		Corporate
	Truck Wash	Security	Functions *
Three months ended March 31, 2007
Revenues from external customers	$6,146	$5,435	$-
Intersegment revenues	$-	$-	$-
Segment operating loss	$417	$(844)	$(1,376)
Segment assets	$49,004	$18,446	$-
Goodwill	$-	$1,623	$-
Capital expenditures	$46	$59	$1
Three months ended March 31, 2006
Revenues from external customers	$6,750	$6,527	$-
Intersegment revenues	$-	$-	$-
Segment operating income (loss)	$675	$(126)	$(1,279)
Segment assets	$55,705	$21,931	$-
Goodwill	$1,092	$1,728	$-
Capital expenditures	$79	$96	$1

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. We must make these estimates and assumptions because certain information that we use is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations under the provisions of SFAS142, Goodwill and Other Intangible Assets.

10. Income Taxes

The Company recorded income tax expense of $25,000 and $39,000 from continuing operations for the three months ended March 31, 2007 and 2006, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately (1)% and (4)% in 2007 and 2006, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is managements belief that it is unlikely that the net deferred tax asset will be realized and as a result has been fully reserved. Additionally, the Company recorded income tax expense of $0, related to discontinued operations for both the three months ended March 31, 2007 and 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company implemented this new standard in the quarter ended March 31, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

11. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $31,728 for three months ending March 31, 2007 and 2006.

12. Equity

On July 29, 2004, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $3.0 million. Purchases will be made in the open market if and when management decides to effect purchases. Management may elect not to make purchases or to make purchases less than $3.0 million in amount. As of March 31, 2007, the Company did not purchase any shares on the open market.

13. Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2007, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $23.4 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $12.4 million, including $9.4 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from March 31, 2007. We repaid $9.1 million of this $9.4 million of debt subsequent to March 31, 2007 in connection with the sale of the Arizona car washes. We have three letters of credit outstanding at March 31, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2007. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2007.

Our two most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to Capmark Finance Inc. (“Capmark”), the successor of General Motors Acceptance Corp. (“GMAC”) in the amount of $8.5 million, included in current liabilities in liabilities related to assets held for sale, and secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $12.1 million, $7.6 million of which was classified as non-current debt at March 31, 2007. The Capmark and Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. As of July 3, 2007, our warehouse and office facility in Farmers Branch, Texas, 15 car washes and one truck wash were encumbered by mortgages.

At March 31, 2007, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was (.04):1 at March 31, 2007. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $8.5 million are reported as a current liability included in liabilities related to assets held for sale. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at March 31, 2007 and for measurement periods through April 1, 2008 related to its untimely filing of financial statements, accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at March 31, 2007. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.1 million at March 31, 2007, including debt recorded as long-term debt at March 31, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of May 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 52% of our total revenues for fiscal years 2006 and 53% of our total revenues in the three months ended March 31, 2007, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:

Net loss	$(658) $	(966)

Denominator:

Denominator for basic earnings per share - weighted-average shares	15,275,382	15,272,882

Dilutive effect of options and warrants	-	-

Denominator for diluted
earnings per share - weighted- average shares	15,275,382	15,272,882

Basic and diluted earnings per share	$(0.04) $	(0.06)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 511,533 and 213,627 for the three months ended March 31, 2007 and 2006, respectively.

15. Subsequent Events

Subsequent to March 31, 2007, the Company sold 14 car washes including: an exterior car wash in Yeadon, Pennsylvania on May 14, 2007 for $100,000 in cash at a gain of approximately $90,000; twelve full service car washes in Phoenix, Arizona area representing our entire Arizona region on May 17, 2007 for $19,380,000 in cash at a gain of approximately $413,000; and an exterior car wash in Smyrna, Delaware on May 31, 2007 for $220,000 in cash at an approximate gain of $202,000. Additionally, on May 3, 2007, the Company signed agreements to sell the two remaining exterior car wash sites in New Jersey for total cash consideration of $1.38 million. The sales are expected to close by July 31, 2007.

On April 18, 2007 and May 17, 2007, the Company received two separate Nasdaq Staff Determinations that it was not in compliance with Marketplace Rule 4310(c)(14) regarding the requirements to file with the Nasdaq Stock Market all documents required to be filed with the Securities and Exchange Commission. The April 18, 2007 Nasdaq Staff Determination was issued due to the Company not timely filing its Annual Report on Form 10-K for the year ended December 31, 2006 (“Form10-K”). The Form 10-K was filed on July 2, 2007. The May 17, 2007 Nasdaq Staff Determination was issued due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In accordance with the procedures for the Nasdaq Stock Market, the Company requested that the Nadaq Hearing Qualifications Panel (“Panel”) grant the Company an exception to Marketplace Rule 4310(c)(14) that would allow the Company’s stock to remain listed. A hearing before the Panel was held on May 31, 2007. The Panel has not yet issued its ruling. There can be no assurance that the Panel will grant an exception allowing the Company’s common stock to remain listed.

16. Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007. The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000, which may be due to theft. We filed a civil complaint against the former employee in June, 2007 and intend to pursue all legal measures to recover our losses. SG&A expenses include $99,000 and $0 representing embezzled funds at our Florida Security division in the quarters ended March 31, 2007 and 2006, respectively. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or for sales when title has passed. Shipping and handling charges and costs of $120,000 and $168,000 in the three months ending March 31, 2007 and 2006, respectively, are included in revenues, the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At March 31, 2007, the Company had approximately $3.7 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the three months ended March 31, 2007 and 2006, the Company realized a total gain of $105,000 and $44,000, respectively. Additionally, a cumulative unrealized gain, net of tax, of approximately $428,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at March 31, 2007.

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

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, customer lists, product lists and trademarks. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives.

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

SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The adoption of SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income from continuing operations before income taxes of $227,000 (including $4,000 related to discontinued operations) and $262,000 (including $3,000 related to discontinued operations) in the three months ending March 31, 2007 and 2006, respectively. The Company expects the application of SFAS 123 (R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $490,000 and $533,000 for the three months ended March 31, 2007 and 2006 respectively. Income taxes (refunded) paid were $(12,000) and $8,000 in the three months ended March 31, 2007 and 2006, respectively.

Introduction
Revenues

Car and Truck Wash Services

At March 31, 2007, we owned full service, exterior only and self-service car wash locations in New Jersey, Pennsylvania, Delaware, Texas, Florida and Arizona, as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the three months ended March 31, 2007 for the Car and Truck Wash Segment were comprised of approximately 76% car wash and detailing, 13% lube and other automotive services, and 11% fuel and merchandise. Additionally, our Arizona car wash region, our Northeast car wash region and our truck washes are being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, has been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $2.8 million and $3.8 million for the quarters ended March 31, 2007 and 2006, respectively. Operating income from discontinued operations was $267,000 and $154,000 for the quarters ended March 31, 2007 and 2006, respectively.

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

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the three months ended March 31, 2007 for the Security Segment were comprised of approximately 33% from our professional electronic surveillance operation in Florida, 47% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 20% from our personal defense and law enforcement aerosol operation in Vermont.

Cost of Revenues

Car and Truck Wash Services

Cost of revenues within the Car and Truck Wash Segment consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment are mitigated in that a significant portion of customer product defect claims are reimbursed by the supplier of the products.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were approximately $10.2 million at March 31, 2007. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 29.4% at March 31, 2007, and 29.8% at December 31, 2006.

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

As of March 31, 2007, we had working capital of approximately $23.2 million. At December 31, 2006, working capital was approximately $26.6 million. Our working capital decreased by approximately $3.4 million from December 31, 2006 to March 31, 2007 principally due to the reclassification of $3.0 million of mortgage loans related to our Austin, Texas car washes for non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur.

During the three month periods ending March 31, 2007 and 2006, we made capital expenditures within our Car and Truck Wash Segment of $149,000 and $222,000, respectively, including $103,000 and $143,000 of capital expenditures related to discontinued operations, respectively. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $300,000 for the remainder of the year ending December 31, 2007. In years subsequent to 2007, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $350,000 to $400,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $59,000 and $96,000 for the three month periods ending March 31, 2007 and 2006, respectively. We estimate capital expenditures for the Security Segment at approximately $150,000 for the remainder of 2007.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2007 and in years subsequent to 2007. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At March 31, 2007, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend for the remainder of 2007 and in years subsequent to 2007 is largely dependent on the marketing success we achieve with our video surveillance systems and components.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. From March 13, 2006 through March 31, 2007, the Company incurred approximately $433,000, including $0 in the first quarter of fiscal 2007 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $928,000, including $132,000 in the first quarter of fiscal 2007, associated with the governmental investigation and the Company’s defense and negotiations with the government. Total legal, consulting and accounting expenses associated with these investigations in the three months ending March 31, 2007 were approximately $132,000. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2007 and in years subsequent to 2007 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $13.9 million at March 31, 2007, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2007.

In December 2004, the Company announced that it was exploring the sale of its car and truck washes. In December 2005 through May 31, 2007, we sold 24 car washes with total cash proceeds generated of approximately $20.8 million, net of pay off of related mortgage debt. In October 2006, the Company announced that management determined that better value for the car washes can be obtained by individual car wash site sales or sale of car washes by operating region. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment. If the cash provided from operating activities does not improve in 2007 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in raising capital by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to raise additional capital can be adversely impacted by our stock price. Our failure to maintain the required debt covenants on existing loans also adversely impacts our ability to raise additional capital. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended March 31, 2007, we were in default on certain of our debt covenants. We obtained waivers through April 1, 2008 from Chase. Our ability to raise additional capital will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At March 31, 2007, we had borrowings, including capital lease obligations and discontinued operations, of approximately $23.4 million. We had three letters of credit outstanding at March 31, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2007. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2007.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible require net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and require the maintenance of certain debt service coverage ratios on a consolidated level and certain financial reporting requirements.

At March 31, 2007, we were not in compliance with our semi-annual consolidated debt coverage ratio of at least 1.25:1 related to our Capmark notes payable. The Company’s debt coverage ratio related to the Capmark notes payable was (.04):1 at March 31, 2007. Capmark previously granted us a waiver of acceleration related to the non-compliance with the debt coverage ratio covenant at March 31, 2006, and for measurement periods through April 1, 2007. Capmark did not grant us a further waiver of acceleration. Accordingly, as noted above, the Capmark notes payable in the amount of $8.5 million are reported as a current liability included in liabilities related to assets held for sale. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at March 31, 2007 and for measurement periods through April 1, 2008 related to its untimely filing of financial statements. Accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at March 31, 2007. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $12.1 million at March 31, 2007, including debt recorded as long-term debt at March 31, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of May 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 52% of our total revenues for fiscal year 2006 and 53% of our total revenues in the three months ended March 31, 2007, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $12.1million, including debt recorded as long-term debt at March 31, 2007, would become payable on demand by Chase upon expiration of current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2007, including discontinued operations (in thousands):

	Payments Due By Period
		Less than	One to Three	Three to Five	More Than
Contractual Obligations (1)	Total	One Year	Years	Years	Five Years
Long-term debt (2)	$23,373	$13,541	$7,842	$531	$1,459
Capital leases (2)	16	16	-	-	-
Minimum operating lease payments	4,904	839	1,285	953	1,827
	$28,293	$14,396	$9,127	$1,484	$3,286

	Amounts Expiring Per Period
		Less Than	One to Three	Three to	More Than
Other Commercial Commitments	Total	One Year	Years	Five Years	Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,149	1,149	-	-	-
	$1,149	$1,149	$-	$-	$-

(1)	Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.3 million.

(3)	The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at March 31, 2007.

(4)
The Company maintains a $300,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2007. Outstanding letters of credit of $1,149,000 represent collateral for workers’ compensation insurance policies.

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

Cash Flows

Operating Activities. Net cash used in operating activities totaled $1.4 million for the three months ended March 31, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $1.8 million offset partially by $223,000 in non-cash stock based compensation charges and $399,000 of depreciation and amortization. Net cash used in operating activities totaled $2.1 million for the three months ended March 31, 2006. Cash used in operating activities in 2006 was primarily due to a net loss, increases in accounts receivable and inventory, primarily in the security segment, and a reduction in accounts payable and accrued expenses.

Investing Activities. Cash provided by investing activities totaled approximately $8.2 million for the three months ended March 31, 2007, which includes proceeds from sale of discontinued operations of $8.1 million, capital expenditures of $46,000 related to ongoing car wash operations, $59,000 for Security Segment operations, and $102,000 for discontinued operations. Cash used in investing activities totaled $323,000 for the three months ended March 31, 2006, which includes capital expenditures of $79,000 related to ongoing car wash operations, $96,000 for the Security Segment, and $143,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $577,000 for the three months ended March 31, 2007, which includes $310,000 of routine principal payments on debt from continuing operations and $267,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was $545,000 for the three months ended March 31, 2006, which includes routine principal payments on debt of $300,000 from continuing operations and $245,000 from discontinued operations.

Results of Operations for the Three Months Ended March 31, 2007
Compared to the Three Months Ended March 31, 2006

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	76.0	73.4

Selling, general and administrative expenses	36.2	29.2

Depreciation and amortization	3.4	2.9
Operating loss	(15.6)	(5.5)

Interest expense, net	(2.2)	(1.9)

Other income	1.2	0.6
Loss from continuing operations before income taxes	(16.6)	(6.8)

Income tax expense	0.2	0.3
Loss from continuing operations	(16.8)	(7.1)

Income (loss) from discontinued operations	11.1	(0.1)

Net loss	(5.7)%	(7.2)%

Revenues

Security

Revenues within the Security Segment were approximately $5.4 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. Of the $5.4 million of revenues for the three months ended March 31, 2007, $1.8 million, or 33%, was generated from our professional electronic surveillance operation in Florida, $2.5 million, or 47%, from our consumer direct electronic surveillance equipment, machine vision camera and video conferencing equipment operation in Texas, and $1.1 million, or 20%, from personal defense and law enforcement aerosol operation. Of the $6.5 million of revenues for the three months ended March 31, 2006, $2.6 million, or 40%, was generated from our professional electronic surveillance operation in Florida, $3.0 million, or 47%, from our consumer direct electronic surveillance equipment, machine vision camera and video conference equipment operation in Texas, and $0.9 million, or 13%, from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due to a decrease in our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, and the impact on operations and management of the Florida embezzlement investigation. Additionally, our professional electronic surveillance operation in Florida experienced higher than historic product returns due to increase sales to distributors and technical issues related to certain new product offerings. This decrease in revenue was partially offset by a $272,000 increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products.

Car and Truck Wash Services

Revenues for the three months ended March 31, 2007 were $6.15 million as compared to $6.75 million for the three months ended March 31, 2006, a decrease of $604,000 or 9%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $6.15 million of revenues for the three months ended March 31,2007 , $4.7 million or 76% was generated from car wash and detailing, $805,000 or 13% from lube and other automotive services, and $654,000 or 11% from fuel and merchandise sales. Of the $6.75 million of revenues for the three months ended March 31, 2006, $5.1 million or 76% was generated from car wash and detailing, $800,000 or 12% from lube and other automotive services, and $828,000 or 12% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas and Florida market due to unfavorable weather. Overall car wash volumes declined by 37,000 cars, or 12%, in the first quarter of 2007 as compared to the first quarter of 2006, 10% excluding the impact of a car wash volume reduction of 7,000 cars from the closure and divestiture of two car wash locations since December, 2006 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $15.92 in the first quarter of 2007 from $15.03 in the same period in 2006.

Cost of Revenues

Security

During the three months ended March 31, 2007 cost of revenues were $4.05 million or 74% of revenues as compared to $4.59 million or 70% of revenues for the three months ended March 31, 2006. The increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix, an increase in sale of discontinued products and refurbished items at lower profit margins, and increased costs of adding additional technical staff to address customer needs as we continue to grow in this segment.

Car and Truck Wash ServicesCar and Truck Wash Services

Cost of revenues for the three months ended March 31, 2007 were $4.75 million, or 77% of revenues, with car washing and detailing costs at 76% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the three months ended March 31, 2006 were $5.15 million, or 76% of revenues, with car washing and detailing costs at 74% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2007 was the result of an increase in cost of labor as a percent of car wash and detailing revenues from 48.2% in 2006 to 51.5% in 2007 combined with an increase in wash and detail chemical costs per car, utilities and repairs and maintenance costs. These increases were partially offset by a reduction in workers’ compensation and car damage claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 were $4.2 million compared to $3.9 million for the same period in 2006. SG&A expenses as a percent of revenues were 36.2% for the three months ended March 31, 2007 as compared to 29.2% in the first quarter of 2006. The increase in SG&A costs is primarily the result of the growth in infrastructure and an increase in marketing and advertising costs within the Security Segment which added an additional $77,000 of SG&A costs in 2007; an increase in advertising costs in the car and truck wash services segment; and an increase of $132,000 of legal, consulting and accounting fees in the first quarter of 2007 as compared to the first quarter of 2006 relating to the ongoing immigration investigation. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from us. We initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee during fiscal 2006 was approximately $240,000 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the three months ending March 31, 2007 include a charge of $99,000 representing embezzled funds.

Depreciation and Amortization

Depreciation and amortization totaled $399,000 for the three months ended March 31, 2007 as compared to $389,000 for the same period in 2006.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2007 was $254,000 compared to $257,000 for the three months ended March 31, 2006.

Other Income

Other income for the three months ended March 31, 2007 was $138,000 compared to $79,000 for the three months ended March 31, 2006. The 2007 other income includes a $9,000 gain on the sale of a car wash site.

Income Taxes

The Company recorded tax expense of $25,000 for the three months ended March 31, 2007 and $39,000 for the three months ended March 31, 2006. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2007 and (4)% in 2006. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2006 as reported on our Form 10-K for the year ended December 31, 2006.

A significant portion of our debt, approximately 63% at March 31, 2007, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2007. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $72,000 in the twelve months ended March 31, 2007.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at March 31, 2007). The interest rate cap contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At March 31, 2007, the contract which was originally purchased for $124,000, is included in prepaid expenses and other current assets at its fair market value of approximately $57,000.

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosure by the Company in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of December 31, 2006. That conclusion was based on the fact that, during the first quarter of 2007, the Company identified a material weakness in its internal control over cash and financial reporting.

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

The material weakness is related to weaknesses in certain financial controls associated with the Company’s Florida based Security Division (“Florida Security Division”) and corporate level. During management’s closing procedures for its fiscal year ended December 31, 2006, unreconciled accounts were discovered in certain balance sheet accounts at the Company’s Florida Security division. The accounts were mainly in the areas of cash , accounts receivable, inventory, and the purchase order clearing account. During the process of investigating the unreconciled accounts and determining the correct adjusting entries, management determined that the accounting controller of the Florida Security division (“Florida Controller”) wrote unauthorized checks from the Florida Security Division petty cash checking account (“Petty Cash Checking Account”) to a personal account of the Florida Controller in the amount of $211,000. Management also discovered that the Florida Controller received $54,000 in cash payments from sales to customers and did not deposit the payments in any Company bank account, issued $46,000 of checks from the Petty Cash Checking Account payable to “petty cash” that were endorsed by the Florida Controller without any invoices or other supporting documentation and authorized $28,000 of American Express credit card automatic debits from the Petty Cash Checking Account without invoices or other supporting documentation. The total amount embezzled was $339,000 of which $240,000 related to the year ended December 31, 2006 and $99,000 in the first quarter of 2007. Management also determined that there was an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 and $100,000 in the first quarter of 2007, which may be due to theft.

The material weakness identified by the Company related to the failure of the accounting personnel within the Company’s Florida Security Division to follow controls established to ensure; (i) that cash reconciliations are performed on an accurate and timely basis;(ii) that prepaid inventory amounts and related receipts are timely and accurately recorded within the purchase order clearing account; (iii) that relief of the inventory perpetual records is accurate; and (iv) that journal entries are properly recorded and reviewed. Additionally, established corporate oversight over the local level accounting personnel in this region did not operate effectively and was inadequate in the areas of: (i) effectively limiting and restricting access to cash; (ii) detailed timely review of reconciliations and non- standard journal entries; and (iii) detailed timely review of all inventory adjustments. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting and Remediation Actions

In March 2007, we began the remediation of the material weakness in our internal controls over financial reporting relating to the above noted weakness within this operating location through: (i) hiring of new divisional accounting personnel for this location (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; (v) increased corporate supervision of regional accounting personnel; and (vi) initiation of an internal audit function. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risks Factors

Risks Related to Our Business

Our business plan involves growing our Security Segment through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $23.2 million as of March 31, 2007, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital decreased by $3.3 million from December 31, 2006 to March 31, 2007 principally due to the reclassification of $3.0 million of mortgage loans related to our Austin, Texas car washes from non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we believe we can generate cash from the sale of our car washes, there is no guarantee that we will be able to sell our car washes in time to meet our cash needs.

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

Our bank debt borrowings as of March 31, 2007 were $23.4 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Our two most significant borrowings are secured notes payable to Capmark Finance Inc. (“Capmark”) in the amount of $8.5 million and secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $12.1 million, $ 9.8 million of which was classified as non-current debt at March 31, 2007. Of such borrowings, $12.4 million, including $9.4 million of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than tweleve months from March 31, 2007. We repaid $9.1 million of this $9.4 million of debt subsequent to March 31, 2007 in connection with the sale of the Arizona car washes.

We have in the past violated loan covenants in the Capmark and Chase agreements. We have obtained waivers for our violations of the Chase agreements and we have repaid the Capmark debt subsequent to March 31, 2007. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the ongoing criminal immigration investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the loan covenants and need to seek waivers or amendments.

If we are in default on loan covenants and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 16 of our car wash facilities and one truck wash at May 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 52.5% of our total revenues for fiscal year 2006, would be severely impacted and we may go out of business. Even if the debt was accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business. If the debt were accelerated it would become more difficult to sell the car washes at an adequate price.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated.

Our secured notes payable to Chase total $12.1 million, $7.6 million of which was classified as non-current debt at March 31, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, the maintenance of certain debt coverage ratios on a consolidated level and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition.

Additionally, the Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements to Chase. Accordingly, we were not in compliance with the Chase covenant. The Company received a waiver of acceleration from Chase at March 31, 2007 and for measurement periods through April 1, 2008 related to these covenant violations and, accordingly, a portion of the Chase notes payable was reflected as non-current in our financial statements at March 31, 2007. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

We reported net losses for the first quarter ended March 31, 2007 and for the years ended December 31, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under Statement of Financial Accounting Standards (“SFAS”) 142 and non-cash stock-based compensation expense under SFAS 123(R) in the current year, we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

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

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,065,000 at March 31, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Our electronic surveillance products are manufactured on an OEM basis. Most of the OEM suppliers we deal with are located in Asian countries and are paid a significant portion of an order in advance of the shipment of the product. We also have limited information on the financial strength of the OEM suppliers from which we purchase. If any of the OEM suppliers default on their agreement with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries. Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

Our common stock is listed on Nasdaq Global Market with a closing price of $2.50 at the close of the market on July 3, 2007. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price.

We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” (as defined in Section 203 an owner of 15% or more of the outstanding stock of the corporation) for a period of three years following the shareholders becoming an “interested shareholder”, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 The following table summarizes our equity security repurchases during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to March 31, 2007	-	-	-	$3,000,000
Total	-	-	-

(1)
On July 29, 2004, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $3,000,000 of its common shares in the future if market conditions so dictate. As of March 31, 2007, no shares had been repurchased under the program.

Item 6. Exhibits

(a) Exhibits:

*10.183	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007) (1)

*10.184	Employment Agreement dated February 12, 2007 between Mace Security International, Inc., and Robert M. Kramer. (Exhibit 10.2 to the February 8, 2007 Form 8-K dated February 14, 2007) (1)

*10.185	Retention Agreement between Mace Security International, Inc. and Ronald Pirollo, dated as of June 19, 2007. (Exhibit 10.1 to the June 19, 2007 Form 8K dated June 25, 2007) (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management contract or compensation plan or arrangement.
*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

BY:	/s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr., Chairman, Principal Executive Officer and President

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Principal Financial Officer

BY:	/s/ Ronald R. Pirollo
Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: July 9, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.