Form 10-Q
period 2007-06-30
MACE SECURITY INTERNATIONAL INC
filed 2007-08-13
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007                      COMMISSION FILE NO. 0-22810

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

As of August 7, 2007, there were 16,451,853 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc. and Subsidiaries
Form 10-Q
Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,494	$4,055
Short-term investments	3,879	3,571
Accounts receivable, less allowance for doubtful accounts of $829 and $690 in 2007 and 2006, respectively	2,235	2,223
Inventories	7,111	7,170
Prepaid expenses and other current assets	1,707	1,797
Assets held for sale	2,160	25,745
Total current assets	33,586	44,561
Property and equipment:
Land	16,551	17,509
Buildings and leasehold improvements	23,132	23,291
Machinery and equipment	8,341	8,325
Furniture and fixtures	627	625
Total property and equipment	48,651	49,750
Accumulated depreciation and amortization	(12,004)	(11,443)
Total property and equipment, net	36,647	38,307

Goodwill	1,623	1,623

Other intangible assets, net of accumulated amortization of $925 and $779 in 2007 and 2006, respectively	2,782	2,923

Other assets	125	184
Total assets	$74,763	$87,598

The accompanying notes are an integral
part of these financial statements.

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,344	$1,235
Accounts payable	2,969	4,087
Income taxes payable	291	315
Deferred revenue	268	319
Accrued expenses and other current liabilities	2,264	2,209
Liabilities related to assets held for sale	269	9,840
Total current liabilities	10,405	18,005

Long-term debt, net of current portion	9,355	13,087

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares -15,275,382 at June 30, 2007 and December 31, 2006, respectively	153	153
Additional paid-in capital	90,182	89,850
Accumulated other comprehensive income	500	413
Accumulated deficit	(35,832)	(33,910)
Total stockholders’ equity	55,003	56,506
Total liabilities and stockholders’ equity	$74,763	$87,598

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)
	Three Months Ended
	June 30,
	2007	2006
Revenues:
Car and truck wash and detailing services	$4,139	$4,788
Lube and other automotive services	750	875
Fuel and merchandise sales	753	1,014
Security sales	5,625	5,918
	11,267	12,595
Cost of revenues:
Car and truck wash and detailing services	3,311	3,683
Lube and other automotive services	622	656
Fuel and merchandise sales	668	901
Security sales	4,191	4,343
	8,792	9,583

Selling, general and administrative expenses	4,075	4,498
Depreciation and amortization	396	416

Operating loss	(1,996)	(1,902)

Interest expense, net	(146)	(240)
Other income	303	79
Loss from continuing operations before income taxes	(1,839)	(2,063)

Income tax expense	25	39

Loss from continuing operations	(1,864)	(2,102)
Income from discontinued operations, net of tax of $0 in 2007 and 2006	600	223
Net loss	$(1,264)	$(1,879)

Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.12)	$(0.14)
Income from discontinued operations	0.04	0.02
Net loss	$(0.08)	$(0.12)

Weighted average shares outstanding:
Basic	15,275,382	15,274,311
Diluted	15,275,382	15,274,311

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share information)

	Six Months Ended
	June 30,
	2007	2006
Revenues:
Car and truck wash and detailing services	$8,686	$9,697
Lube and other automotive services	1,556	1,675
Fuel and merchandise sales	1,406	1,842
Security sales	11,060	12,445
	22,708	25,659
Cost of revenues:
Car and truck wash and detailing services	6,731	7,325
Lube and other automotive services	1,256	1,273
Fuel and merchandise sales	1,243	1,634
Security sales	8,238	8,933
	17,468	19,165
Selling, general and administrative expenses	8,252	8,366
Depreciation and amortization	791	797

Operating loss	(3,803)	(2,669)

Interest expense, net	(396)	(497)
Other income	438	158
Loss from continuing operations before income taxes	(3,761)	(3,008)

Income tax expense	50	78

Loss from continuing operations	(3,811)	(3,086)
Income from discontinued operations, net of tax of $0 in 2007 and 2006	1,889	241
Net loss	$(1,922)	$(2,845)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.25)	$(0.20)
Income from discontinued operations	0.12	0.01
Net loss	$(0.13)	$(0.19)

Weighted average shares outstanding:
Basic	15,275,382	15,273,600
Diluted	15,275,382	15,273,600

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2006	15,275,382	$153	$89,850	$413	$(33,910)	$56,506
Stock-based compensation expense	-	-	332	-	-	332
Change in fair value of cash flow hedge	-	-	-	(12)	-	(12)
Unrealized gain on short-term investments	-	-	-	99	-	99
Net loss	-	-	-	-	(1,922)	(1,922)
Total comprehensive loss	-	-	-	-	-	(1,835)
Balance at June 30, 2007	15,275,382	$153	$90,182	$500	$(35,832)	$55,003

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Net loss	$(1,922)	$(2,845)
Income from discontinued operations, net of tax	1,889	(241)
Loss from continuing operations	(3,811)	(3,086)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	791	797
Stock-based compensation	315	380
Provision for losses on receivables	140	135
Gain on sale of property and equipment	(9)	-
Gain on short-term investments	(210)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(193)	(306)
Inventories	59	(1,800)
Prepaid expenses and other assets	20	1,081
Accounts payable	(639)	(240)
Deferred revenue	(52)	8
Accrued expenses	467	(10)
Income taxes payable	(25)	(36)
Net cash used in operating activities-continuing operations	(3,147)	(3,171)
Net cash (used in) provided by operating activities-discontinued operations	(696)	378
Net cash used in operating activities	(3,843)	(2,793)
Investing activities
Purchase of property and equipment	(180)	(335)
Proceeds from sale of property and equipment	294	-
Payments for intangibles	(4)	(11)
Net cash provided by investing activities-continuing operations	110	(346)
Net cash provided by investing activities-discontinued operations	17,242	748
Net cash provided by investing activities	17,352	402
Financing activities
Payments on long-term debt and capital lease obligations	(623)	(589)
Proceeds from issuance of common stock	-	4
Net cash used in financing activities-continuing operations	(623)	(585)
Net cash used in financing activities-discontinued operations	(447)	(494)
Net cash used in financing activities	(1,070)	(1,079)
Net increase (decrease) in cash and cash equivalents	12,439	(3,470)
Cash and cash equivalents at beginning of period	4,055	8,360
Cash and cash equivalents at end of period	$16,494	$4,890

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs) and the Security Segment, producing for sale consumer safety and personal defense products, as well as electronic surveillance and monitoring products. The Company’s car and truck wash operations are principally located in Texas and Florida. The Company initiated a plan to sell its Arizona car wash region in February 2006 and in December 2006 entered into an agreement with Twisted Cactus Enterprises, LLC to sell the Arizona car washes. The Company completed the divestiture of the Arizona car wash region in May 2007. The Company sold seven car washes in the Northeast region during the six months ended June 30, 2007. Additionally, the Company entered into agreements as of June 30, 2007 to sell its remaining two exterior only car wash sites in New Jersey. With the completion of the sale of the two exterior only car washes in New Jersey on August 3, 2007, the Company disposed of all of its car washes in the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years with an expected sale of the truck washes before December 31, 2007. As a result, the Company does not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. In the year ended December 31, 2006 and the six months ending June 30, 2007, the results for the Arizona car wash region, Northeast region car washes and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. Additionally, the statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5. Discontinued Operations and Assets Held for Sale).

2.  New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157"). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adopting of SFAS 159 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreement	$98	$59	$98	$46
Customer lists	1,184	450	1,184	356
Product lists	590	177	590	148
Patent Costs	6	-	5	-
Deferred financing costs	387	239	387	229
Total amortized intangible assets	2,265	925	2,264	779
Non-amortized intangible assets:
Trademarks - Security Segment	1,442	-	1,438	-
Total intangible assets	$3,707	$925	$3,702	$779

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2007	$ 262
2008	$ 232
2009	$ 197
2010	$ 188
2011	$ 188

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

In the first quarter ended March 31, 2007, the Company sold seven car washes consisting of: (i) three full service car washes in the Philadelphia area on January 29, 2007 and a full service car wash in Cherry Hill, New Jersey on February 1, 2007 for a total of $7.8 million in cash at a gain of approximately $1.0 million; (ii) an exterior cash wash in Morrestown, New Jersey on January 5, 2007 for $350,000 cash, which approximates book value; (iii) an exterior car wash in Philadelphia, Pennsylvania on March 1, 2007 for $475,000 in cash at a gain of approximately $141,000; and (iv) a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash at a gain of approximately $9,000.

In the second quarter ended June 30, 2007, the Company sold 14 car washes consisting of: (i) an exterior car wash in Yeadon, Pennsylvania on May 14, 2007 for $100,000 in cash at a gain of approximately $90,000; (ii) twelve full service car washes in the Phoenix, Arizona area representing our entire Arizona region on May 17, 2007 for $19,380,000 in cash at a gain of approximately $413,000; and (iii) an exterior car wash in Smyrna, Delaware on May 31, 2007 for $220,000 in cash at a gain of approximately $202,000.

On May 3, 2007, the Company signed agreements to sell the two remaining exterior car wash sites in New Jersey for total cash consideration of $1.38 million. The sales were completed on August 3, 2007 at a gain of approximately $182,000.

5. Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes for $19,380,000 in cash. This transaction closed on May 17, 2007 at a gain of approximately $413,000. Additionally, the Company sold seven of its Northeast region car washes in the six months ended June 30, 2007 and entered into agreements on May 3, 2007 to sell its final two car washes in the Northeast region, which represent all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. As a result, the Company does not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these operations have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues from discontinued operations were $ 4.5 million and $ 8.1 million for the six months ended June 30, 2007 and 2006, respectively. Operating income from discontinued operations was $ 233,000 and $ 385,000 for the six months ended June 30, 2007 and 2006, respectively.

Assets and liabilities held for sale are comprised of the following at June 30, 2007 (in thousands):

	Northeast	Truck
Assets held for sale:	Region	Washes	Total

Inventory	$1	$-	$1
Property, plant and equipment, net	1,164	994	2,158
Intangibles	-	1	1

Total assets	$1,165	$995	$2,160

Liabilities related to assets held for sale:

Current portion of long-term debt	$-	$10	$10
Long-term debt, net of current portion	-	259	259

Total liabilities	$-	$269	$269

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the application of SFAS 123 (R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

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

The following summarizes the option activity for the three months ended June 30, 2007 and 2006:

	Three Months
	Ended
	June 30,
	2007	2006

Shares Granted	-	30,000
Risk-free rate	N/A	4.88% to 5.14%
Dividend yield	0%	0%
Expected forfeiture rate-Directors and Officers	0%	0%
Expected forfeiture rate-All other	33%	0%
Expected volatility	52%	50%
Weighted average expected life of options	10 years	10 years
Weighted average fair value of option grants	N/A	$1.56

Non-cash compensation expense (in thousands):

Continuing operations-Selling, General &Administrative	$89	$118
Continuing operation-cost of revenues	3	3
Discontinued operations	13	4
Total	$105	$125

During the six months ended June 30, 2007 and 2006, the Company granted 145,000 and 382,000 stock options, respectively, at risk free interest rates ranging from 4.80% to 5.14%, a dividend yield of 0%, and an expected life of ten years. A 0% forfeiture rate was used in 2006 and a 33% forfeiture rate was used for non-directors and officers in 2007. The Company recorded non-cash compensation expense of approximately $ 332,000 ($309,000 in continuing operations-SG&A expense, $6,000 in continuing operations-cost of revenues and $ 17,000 in discontinued operations) in the six months ended June 30, 2007, and $ 387,000 ( $373,000 in continuing operations-SG&A expense, $7,000 in continuing operations-cost of revenues and $ 7,000 in discontinued operations) in the six month ended June 30, 2006.

As of June 30, 2007, total unrecognized stock-based compensation expense is $450,000, which has a weighted average period of approximately .7 years to be recognized.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of June 30, 2007 for continuing operations are as follows: 2008 - $521,000; 2009 - $443,000; 2010 - $344,000; 2011 - $291,000; 2012 - $291,000 and thereafter - $1.1 million. Rental expense under these leases was $442,000 and $427,000 for the six months ended June 30, 2007 and 2006, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancellable leases. During the six months ending June 30, 2007 and 2006 revenues under these leases were approximately $49,000, and $61,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

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

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched were located in Pennsylvania and the fourth was located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has responded to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review, some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings.

From March 13, 2006 through June 30, 2007, the Company incurred $1.75 million, including $248,000 in the first half of fiscal 2007, in legal, consulting and accounting expenses associated with the Audit Committee immigration investigations and $433,000, including $0 in the first half of fiscal 2007, associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors.

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

8. Business Segments Information

The Company currently operates in two segments: the Car and Truck Wash Segment and the Security Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Car and		Corporate
	Truck Wash	Security	Functions *

Three months ended June 30, 2007
Revenues from external customers	$5,642	$5,625	$-
Intersegment revenues	$-	$-	$-
Segment operating loss	$57	$(534)	$(1,519)
Segment assets	$53,287	$19,316	$-
Goodwill	$-	$1,623	$-
Capital expenditures	$43	$26	$4
Six months ended June 30, 2007
Revenues from external customers	$11,648	$11,060	$-
Intersegment revenues	$-	$-	$-
Segment operating income (loss)	$469	$(1,377)	$(2,895)
Capital expenditures	$90	$85	$5
Three months ended June 30, 2006
Revenues from external customers	$6,677	$5,918	$-
Intersegment revenues	$-	$8	$-
Segment operating income (loss)	$498	$(466)	$(1,934)
Segment assets	$53,608	$21,605	$-
Goodwill	$1,092	$1,587	$-
Capital expenditures	$119	$39	$1
Sixmonths ended June 30, 2006
Revenues from external customers	$13,214	$12,445	$-
Intersegment revenues	$-	$8	$-
Segment operating income (loss)	$1,136	$(592)	$(3,213)
Capital expenditures	$198	$135	$2

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

10. Income Taxes

The Company recorded income tax expense of $50,000 and $78,000 from continuing operations for the six months ended June 30, 2007 and 2006, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately (1)% and (3)% in 2007 and 2006, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either the six months ended June 30, 2007 or 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company implemented this new standard in the quarter ended March 31, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

11. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $63,456 for six months ending June 30, 2007 and 2006.

12 Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2007, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $14.0 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $4.6 million, including $269,000 of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid or up for renewal in less than twelve months from June 30, 2007. Current debt includes the reclassification of approximately $2.9 million of 15 year amortizing loans from long term to current liabilities as a result of such loans being due in February 2008. The Company intends to renew these loans with the current lender.  The Company had notes payable in the amount of $8.5 million at March 31, 2007 to Capmark Finance Inc. (“Capmark”) that were reported as a current liability included in liabilities related to assets held for sale. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

We have three letters of credit outstanding at June 30, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2007. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2007.

Our most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) the successor of Bank One, Texas, N.A. in the amount of $11.3 million, $6.9 million of which was classified as non-current debt at June 30, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreement is our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. None of our other agreements contain such a prohibition. As of June 30, 2007, our warehouse and office facility in Farmers Branch, Texas, 15 car washes and one truck wash were encumbered by mortgages.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at June 30, 2007 and for measurement periods through July 1, 2008 related to its untimely filing of financial statements, accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at June 30, 2007. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $11.3 million at June 30, 2007, including debt recorded as long-term debt at June 30, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of June 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 52% of our total revenues for fiscal years 2006 and 51% of our total revenues in the six months ended June 30, 2007, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,264)	$(1,879)	$(1,922)	$(2,845)
Denominator:
Denominator for basic earnings per share - weighted-average shares	15,275,382	15,274,311	15,275,382	15,373,600
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted- average shares	15,272,382	15,274,311	15,275,382	15,273,600

Basic and diluted loss per share	$(0.08)	$(0.12)	$(0.13)	$(0.19)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 442,118 and 221,196 for the three months ended June 30, 2007 and 2006, respectively, and 476,826 and 217,412 for the six months ended June 30, 2007 and 2006, respectively.

14. Subsequent Events

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders. The Company paid approximately $10.3 million consisting of $6.8 million in cash at closing, a $500,000 promissory note bearing a 5% interest rate due on January 3, 2008 and 1,176,471 shares of the Company’s stock. The Company’s stock was used based on a closing price of $2.55 per share or a total value of $3.0 million. Linkstar is an online internet advertising and online internet direct marketing company. Linkstar’s primary assets are inventory, accounts receivable, propriety software, customer contracts, and its business methods. The acquisition of Linkstar enables the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry.  The purchase price will be allocated to assets and liabilities received with the remainder of the purchase price allocated to goodwill and other intangible assets. The acquisition will be accounted for as business combination in accordance with SFAS No. 141, Business Combinations.

On August 3, 2007, the Company completed the sale of two exterior-only car wash facility in New Jersey. Cash proceeds from the sale of these two facilities were approximately $1.38 million; resulting in a gain of approximately $182,000.

On August 13, 2007, the Company's Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company's common stock up to a maximum value of $2.0 million.  Purchases will be made in the open market, if and when management determines to effect purchases.  Management may elect not to make purchases or make purchases less than $2.0 million in amount.  As of August 13, 2007, the Company did not purchase any shares on the open market.

15. Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007. The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000, which may be due to theft. We filed a civil complaint against the former employee in June, 2007 and intend to pursue all legal measures to recover our losses. SG&A expenses include $99,000 in the quarter ended March 31, 2007, representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or for sales when title has passed. Shipping and handling charges and costs of $257,000 and $339,000 in the six months ended June 30, 2007 and 2006, respectively, are included in revenues, the cost of which is included in selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At June 30, 2007, the Company had approximately $3.9 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the six months ended June 30, 2007 and 2006, the Company realized a total gain of $210,000 and $94,000, respectively on these investments. Additionally, a cumulative unrealized gain, net of tax, of approximately $495,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at June 30, 2007.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The adoption of SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income from continuing operations before income taxes of $332,000 ($309,000 in continuing operations-SG&A, $6,000 in continuing operations-cost of revenues and $17,000 in discontinued operations) in the six months ended June 30, 2007, and $ 387,000 ( $373,000 in continuing operations-SG&A expense, $7,000 in continuing operations-cost of revenues and $ 7,000 in discontinued operations) in the six month ended June 30, 2006. The Company expects the application of SFAS 123 (R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

 Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $879,000 and $1.1 million for the six months ended June 30, 2007 and 2006 respectively. Income taxes paid were $74,000 and $188,000 in the six months ended June 30, 2007 and 2006, respectively.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the six months ended June 30, 2007 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 19% from our consumer direct electronic surveillance operations in Texas, 27% from our machine vision camera and video conferencing equipment operation in Texas, and 19% from our personal defense and law enforcement aerosol operation in Vermont.

Car and Truck Wash Services

At June 30, 2007, we owned 23 and leased two car wash facilities including full service, exterior only and self-service car wash locations in New Jersey, Texas and Florida as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the six months ended June 30, 2007 for the Car and Truck Wash Segment were comprised of approximately 75% car wash and detailing, 13% lube and other automotive services, and 12% fuel and merchandise. Additionally, our Arizona car wash region, our Northeast car wash region and our truck washes are being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, has been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $4.5 million and $8.1 million for the six months ended June 30, 2007 and 2006, respectively. Operating income from discontinued operations was $233,000 and $385,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Cost of Revenues

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments were approximately $ 20.4 million at June 30, 2007. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 20.3% at June 30, 2007, and 29.8% at December 31, 2006.

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

As of June 30, 2007, we had working capital of approximately $23.2 million. At December 31, 2006, working capital was approximately $26.6 million. Our working capital decreased by approximately $3.4 million from December 31, 2006 to June 30, 2007 principally due to the sale of the Arizona car washes classified as Assets held for sale and liabilities related to assets held for sale at March 31, 2007, and the reclassification of $2.9 million of mortgage loans related to our Austin, Texas car washes from non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur.

During the six month periods ending June 30, 2007 and 2006, we made capital expenditures within our Car and Truck Wash Segment of $192,000 and $451,000, respectively, including $102,000 and $253,000 of capital expenditures related to discontinued operations, respectively. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $200,000 for the remainder of the year ending December 31, 2007. In years subsequent to 2007, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $350,000 to $400,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $85,000 and $135,000 for the six month periods ending June 30, 2007 and 2006, respectively. We estimate capital expenditures for the Security Segment will be approximately $100,000 for the remainder of 2007.

We intend to continue to expend significant cash for the purchase of inventory as we grow and introduce new video surveillance products in 2007 and in years subsequent to 2007. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At June 30, 2007, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend for the remainder of 2007 and in years subsequent to 2007 is largely dependent on the marketing success we achieve with our video surveillance systems and components.

On , March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. From March 13, 2006 through June 30, 2007, the Company incurred approximately $433,000, including $0 in the first six months of fiscal 2007 in legal, consulting and accounting expenses associated with the Audit Committee investigations and $1.75 million, including $248,000 in the first six months of fiscal 2007, associated with the governmental investigation and the Company’s defense and negotiations with the government. Total legal, consulting and accounting expenses associated with these investigations in the three and six months ending June 30, 2007 were approximately $116,000 and $248,000, respectively. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2007 and in years subsequent to 2007 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $20.4 million at June 30, 2007, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2007.

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

In the past, we have been successful in raising capital by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to raise additional capital can be adversely impacted by our stock price. Our failure to maintain the required debt covenants on existing loans also adversely impacts our ability to raise additional capital. We are reluctant to sell common stock at market prices below our per share book value. For the twelve month period ended June 30, 2007, we were in default of our debt covenants related to our untimely filing of financial statements. We obtained a waiver through July 1, 2008 from Chase. Our ability to raise additional capital will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At June 30, 2007, we had borrowings, including capital lease obligations and discontinued operations, of approximately $14 million. We had three letters of credit outstanding at June 30, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2007. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2007.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible require net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and certain financial reporting requirements.

At March 31, 2007, the Company had notes payable with Capmark in the amount of $8.5 million which were reported as a current liability included in liabilities related to assets held for sale at March 31, 2007. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. Additionally, the Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements and, accordingly, was not in compliance with the Chase loan agreement covenants. The Company received a waiver of acceleration from Chase at June 30, 2007 and for measurement periods through July 1, 2008 related to its untimely filing of financial statements. Accordingly, a portion of the Chase notes payable was reflected as non-current on our financial statements at June 30, 2007. If we are unable to satisfy these covenants and we cannot obtain further waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $11.3 million at June 30, 2007, including debt recorded as long-term debt at June 30, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of June 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 52% of our total revenues for fiscal year 2006 and 51% of our total revenues in the six months ended June 30, 2007, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $11.3 million, including debt recorded as long-term debt at June 30, 2007, would become payable on demand by Chase upon expiration of current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2007, including discontinued operations (in thousands):

	Payments Due By Period

Contractual Obligations(1)			One to
		Less than	Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
Long-term debt (2)	$13,966	$4,352	$7,684	$540	$1,390
Capital leases (2)	2	2	-	-	-
Minimum operating lease payments	4,208	670	1,027	813	1,698
	$18,176	$5,024	$8,711	$1,353	$3,088

	Amounts Expiring Per Period

Other Commercial Commitments			One to
		Less Than	Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,149	1,149	-	-	-
	$1,149	$1,149	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1 million.

(3)	The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at June 30, 2007.
(4)
The Company maintains a $300,000 line of credit for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2007. Outstanding letters of credit of $1,149,000 represent collateral for workers’ compensation insurance policies.

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

Cash Flows

Operating Activities. Net cash used in operating activities totaled $3.8 million for the six months ended June 30, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $3.8 million, which included $315,000 in non-cash stock based compensation charges and $791,000 of depreciation and amortization. Cash was also impacted by a reduction in accounts payable and accrued expenses of $172,000 and an increase in accounts receivable of $193,000. Net cash used in operating activities totaled $2.8 million for the six months ended June 30, 2006. Cash used in operating activities in 2006 was primarily due to a net loss of $3.0 million, increases in accounts receivable and inventory totaling $2.1 million, primarily in the security segment, and a reduction in accounts payable and accrued expenses of $200,000.

Investing Activities. Cash provided by investing activities totaled approximately $17.4 million for the six months ended June 30, 2007, which includes net proceeds from sale of discontinued operations of $17.2 million, capital expenditures of $95,000 related to ongoing car wash operations and corporate, $85,000 for Security Segment operations, and $102,000 for discontinued operations. Cash used in investing activities totaled $402,000 for the six months ended June 30, 2006, which includes capital expenditures of $200,000 related to ongoing car wash operations and corporate, $135,000 for the Security Segment, and $253,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2007, which includes $623,000 of routine principal payments on debt from continuing operations and $447,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was $1.1 million for the six months ended June 30, 2006, which includes routine principal payments on debt of $585,000 from continuing operations and $494,000 from discontinued operations.

Results of Operations for the Six Months Ended June 30, 2007
Compared to the Six Months Ended June 30, 2006

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Six Months Ended
	June 30,
	2007	2006

Revenues	100.0%	100.0%
Cost of revenues	76.9	74.7
Selling, general and administrative expenses	36.3	32.6
Depreciation and amortization	3.5	3.1
Operating loss	(16.7)	(10.4)
Interest expense, net	(1.9)	(1.9)
Other income	2.0	0.6
Loss from continuing operations before income taxes	(16.6)	(11.7)
Income tax expense	(0.2)	(0.3)
Loss from continuing operations	(16.8)	(12.0)
Income from discontinued operations	8.3	.9
Net loss	(8.5)%	(11.1)%

Revenues

Security

Revenues within the Security Segment were approximately $11.1 million and $12.4 million for the six months ended June 30, 2007 and 2006, respectively. Of the $11.1 million of revenues for the six months ended June 30, 2007, $3.8 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $2.2 million, or 19%, from our consumer direct electronic surveillance equipment operations in Texas, $3.0 million or 27%, from our machine vision camera and video conferencing equipment operation in Texas, and $2.1 million, or 19%, from personal defense and law enforcement aerosol operation. Of the $12.4 million of revenues for the six months ended June 30, 2006, $5.1 million, or 41%, was generated from our professional electronic surveillance operation in Florida, $2.5 million, or 20%, from our consumer direct electronic surveillance equipment operation in Texas, $3.2 million, or 26%, from our machine vision camera and video conference equipment operation in Texas, and $1.6 million, or 13%, from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due to a decrease in our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower selling prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, and the impact on operations and management of the Florida embezzlement investigation. Additionally, our professional electronic surveillance operation in Florida experienced higher than historic product returns due to increase sales to distributors and technical issues related to certain products. This decrease in revenue was partially offset by a $571,000 or 37% increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products.

Car and Truck Wash Services

Revenues for the six months ended June 30, 2007 were $11.6 million as compared to $13.2 million for the six months ended June 30, 2006, a decrease of 1.6 million or 12%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $11.6 million of revenues for the six months ended June 30,2007 , $8.6 million or 75% was generated from car wash and detailing, $1.6 million or 13% from lube and other automotive services, and $1.4 million or 12% from fuel and merchandise sales. Of the $13.2 million of revenues for the six months ended June 30, 2006, $9.7 million or 73% was generated from car wash and detailing, $1.7 million or 13% from lube and other automotive services, and $1.8 million or 14% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas and Florida market due to unfavorable weather. Overall car wash volumes declined by 100,000 cars, or 17%, in the first quarter of 2007 as compared to the first six months of 2006, 15% excluding the impact of a car wash volume reduction of 11,000 cars from the closure and divestiture of two car wash locations since December, 2006 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $17.95 in the first six months of 2007 from $16.64 in the same period in 2006.

Cost of Revenues

Security

During the six months ended June 30, 2007 cost of revenues were $8.2 million or 74% of revenues as compared to $8.9 million or 72% of revenues for the six months ended June 30, 2006. The increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix and an increase in sale of discontinued products and refurbished items at lower profit margins.
Car and Truck Wash Services

Cost of revenues for the six months ended June 30, 2007 were $9.2 million, or 79% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 81% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the six months ended June 30, 2006 were $10.2 million, or 77% of revenues, with car washing and detailing costs at 76% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. This slight increase in car washing and detailing costs as a percent of revenues in 2007 was the result of an increase in cost of labor as a percent of car wash and detailing revenues from 50.7% in 2006 to 51.7% in 2007 as a result of reduced volumes. These increases were partially offset by a reduction in workers’ compensation and car damage claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 were $8.3 million compared to $8.4 million for the same period in 2006. SG&A expenses as a percent of revenues were 36% for the six months ended June 30, 2007 as compared to 33% in the first six months of 2006. The increase in SG&A costs is primarily the result of the growth in infrastructure and an increase in marketing and advertising costs within the Security Segment which added an additional $90,000 of SG&A costs in 2007 and an increase in advertising costs in the car and truck wash services segment. Additionally, SG&A expenses include $248,000 of legal, consulting and accounting fees in the first six months of 2007 relating to the ongoing immigration investigation as compared to $1.1 million in the first six months of 2006. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from us. We initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee during fiscal 2006 was approximately $240,000 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the six months ending June 30, 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $ 791,000 for the six months ended June 30, 2007 as compared to $797,000 for the same period in 2006.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2007 was $396,000 compared to $497,000 for the six months ended June 30, 2006. The decrease in net interest expense is due to a reduction in interest expense of approximately $52,000 as a result of a reduction in our outstanding debt and an increase in interest income of approximately $49,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the six months ended June 30, 2007 was $438,000 compared to $158,000 for the six months ended June 30, 2006. The 2007 other income includes a $9,000 gain on the sale of a car wash site, $210,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000.

Income Taxes

The Company recorded tax expense of $50,000 for the six months ended June 30, 2007 and $78,000 for the six months ended June 30, 2006. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2007 and (3)% in 2006.

Results of Operations for the Three Months ended June 30, 2007
Compared the Three Months ended June 30, 2006

Revenues

Security

Revenues within the Security Segment were approximately $5.6 million and $5.9 million for the three months ended June 30, 2007 and 2006, respectively. Of the $5.6 million of revenues for the three months ended June 30, 2007, $2.2 million, or 40%, was generated from our professional electronic surveillance operation in Florida, $.8 million, or 14%, from our consumer direct electronic surveillance equipment operation in Texas, $1.6 million, or 28% from our machine vision camera and video conferencing equipment operation in Texas, and $1.0 million, or 18%, from personal defense and law enforcement aerosol operation. Of the $5.9 million of revenues for the three months ended June 30, 2006, $2.7 million, or 45%, was generated from our professional electronic surveillance operation in Florida, $1.1 million, or 18%, from our consumer direct electronic surveillance equipment operation in Texas, $1.4 million, or 25% from our machine vision camera and video conference equipment operation in Texas, and $.7 million, or 12%, from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due to a decrease in our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower selling prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, and the impact on operations and management of the Florida embezzlement investigation. Additionally, our professional electronic surveillance operation in Florida experienced higher than historic product returns due to increase sales to distributors and technical issues related to certain products. This decrease in revenue was partially offset by a $298,000 or 42% increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products.

Car and Truck Wash Services

Revenues for the three months ended June 30, 2007 were $5.6 million as compared to $6.7 million for the three months ended June 30, 2006, a decrease of $1.1 million or 16%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $5.6 million of revenues for the three months ended June 30, 2007, $4.1 million or 74% was generated from car wash and detailing, $750,000 or 13% from lube and other automotive services, and $753,000 or 13% from fuel and merchandise sales. Of the $6.7 million of revenues for the three months ended June 30, 2006, $4.8 million or 72% was generated from car wash and detailing, $875,000 or 13% from lube and other automotive services, and $1.0 or 15% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas and Florida market due to unfavorable weather. Overall car wash volumes declined by 64,000 cars, or 22%, in the second quarter of 2007 as compared to the second quarter of 2006, 21% excluding the impact of a car wash volume reduction of 4,000 cars from the closure and divestiture of a car wash location in March, 2007 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $18.40 in the second quarter of 2007 from $16.58 in the same period in 2006.

Cost of Revenues

Security

During the three months ended June 30, 2007 cost of revenues were $4.2 million or 75% of revenues as compared to $4.3 million or 73% of revenues for the three months ended June 30, 2006. The increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix and an increase in sale of discontinued products and refurbished items at lower profit margins.

Car and Truck Wash Services

Cost of revenues for the three months ended June 30, 2007 were $4.6 million, or 82% of revenues, with car washing and detailing costs at 80% of respective revenues, lube and other automotive services costs at 83% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues for the three months ended June 30, 2006 were $5.2 million, or 78% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 75% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2007 is a result of reduced volumes related to certain fixed costs of operating the remaining car wash facilities. These increases were partially offset by a reduction in workers’ compensation and car damage claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 were $4.1 million compared to $4.5 million for the same period in 2006. SG&A expenses as a percent of revenues were 36.2% for the three months ended June 30, 2007 as compared to 35.7% in the second quarter of 2006. The decrease in SG&A costs is primarily the result of a decline in legal, consulting and accounting fees related to the ongoing immigration investigation. These costs decreased from $ 895,000 in the second quarter of 2006 to $117,000 in the second quarter of 2007. Additionally, in April 2007, we determined that our former Florida security based divisional controller embezzled funds from us. We initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee during fiscal 2006 was approximately $240,000 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the three months ending June 30, 2007 also includes approximately $ 300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $396,000 for the three months ended June 30, 2007 as compared to $416,000 for the same period in 2006.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2007 was $146,000 compared to $240,000 for the three months ended June 30, 2006. The decrease in net interest expense is due to a reduction in interest expense of approximately $32,000 as a result of a reduction in our outstanding debt and an increase in interest income of approximately $62,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the three months ended June 30, 2007 was $303,000 compared to $79,000 the three months ended June 30, 2006. The 2007 other income includes $111,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000.

Income Taxes

The Company recorded tax expense of $25,000 for the three months ended June 30, 2007 and $39,000 for the three months ended June 30, 2006. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2007 and (2)% in 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2006 as reported on our Form 10-K for the year ended December 31, 2006.

With the recent pay off of the Arizona fixed rate mortgages, near 100% of our debt at June 30, 2007, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at June 30, 2007. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $151,000 on an annual basis.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25% (8.5% at June 30, 2007). The interest rate cap contract has a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The derivative is designated as a cash flow hedge and, accordingly, is marked to market with gains and losses on the contract reported as a component of other comprehensive income (loss) and is classified into earnings in the earlier of (i) the period the hedged transaction affects earnings, or (ii) the termination of the hedge contract. At June 30, 2007, the contract which was originally purchased for $124,000, is included in prepaid expenses and other current assets at its fair market value of approximately $ 30,000.

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007, we began the remediation of the material weakness in our internal controls over financial reporting relating to the above noted weakness within this operating location through: (i) hiring of new divisional accounting personnel for this location (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; (v) increased corporate supervision of regional accounting personnel; and (vi) initiation of an internal audit function. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risks Factors

Risks Related to Our Business

Our business plan involves growing our Security Segment through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and significant capital for equipment purchases. Although we had positive working capital of $23.2 million as of June 30, 2007, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital decreased by $3.4 million from December 31, 2006 to June 30, 2007 principally due to the reclassification of $3.0 million of mortgage loans related to our Austin, Texas car washes from non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we believe we can generate cash from the sale of our car washes, there is no guarantee that we will be able to sell our car washes in time to meet our cash needs.

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

Our bank debt borrowings as of June 30, 2007 were $14.0 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property. Our most significant borrowings are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $11.3 million, $6.9 million of which was classified as non-current debt at June 30, 2007. Of such borrowings, $4.6 million, including $296,000 of long-term debt included in liabilities related to assets held for sale, is classified as current as it is due or expected to be paid in less than twelve months from June 30, 2007.

We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the ongoing criminal immigration investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the loan covenants and need to seek waivers or amendments.

If we are in default on loan covenants and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash at June 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 51% of our total revenues for the six months ended June 30, 2007, would be severely impacted and we may go out of business. Even if the debt was accelerated without foreclosure, it would be very difficult for us to continue to operate our business and we may go out of business. If the debt were accelerated it would become more difficult to sell the car washes at an adequate price.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated.

Our secured notes payable to Chase total $11.3 million, $6.9 million of which was classified as non-current debt at June 30, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition.

The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. The Company did not timely provide the required financial statements to Chase. Accordingly, we were not in compliance with the Chase covenant. The Company received a waiver of acceleration from Chase at June 30, 2007 and for measurement periods through July 1, 2008 related to these covenant violations and, accordingly, a portion of the Chase notes payable was reflected as non-current in our financial statements at June 30, 2007. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.

We reported net losses for the second quarter ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under Statement of Financial Accounting Standards (“SFAS”) 142 and non-cash stock-based compensation expense under SFAS 123(R) in the current year, we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

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

We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,065,000 at June 30, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Our electronic surveillance products are manufactured on an OEM basis.Most of the OEM suppliers we deal with are located in Asian countries and are paid a significant portion of an order in advance of the shipment of the product. We also have limited information on the financial strength of the OEM suppliers from which we purchase. If any of the OEM suppliers defaulted on their agreement with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries. Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

Our common stock is listed on Nasdaq Global Market with a closing price of $2.13 at the close of the market on August 7, 2007. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 6. Exhibits

(a)	Exhibits:

*10.185	Retention Agreement between Mace Security International, Inc. and Ronald Pirollo, dated as of June 19, 2007. (Exhibit 10.1 to the June 19, 2007 Form 8K dated June 25, 2007) (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management contract or compensation plan or arrangement.
*	Incorporated by reference.

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

DATE: August 13, 2007

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