Form 10-Q
period 2007-09-30
MACE SECURITY INTERNATIONAL INC
filed 2007-11-14
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007  COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard, Suite 1570, Fort Lauderdale, Florida 33301
(Address of Principal Executive Offices)

Registrant's Telephone No., including area code: (954) 449-1300

1000 Crawford Place, Suite 400, Mount Laurel, New Jersey 08054
(Former Address)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer __    Accelerated filer __   Non-accelerated filer X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 12, 2007, there were 16,465,253 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc. and Subsidiaries
Form 10-Q
Quarter Ended September 30, 2007

Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements	3

	Consolidated Balance Sheets - September 30, 2007 (Unaudited) and
	December 31, 2006	3

	Consolidated Statements of Operations (Unaudited) for the three months
	ended September 30, 2007 and 2006	5

	Consolidated Statements of Operations (Unaudited) for the nine months
	ended September 30, 2007 and 2006	6

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the
	nine months ended September 30, 2007	7

	Consolidated Statements of Cash Flows (Unaudited) for the nine months
	ended September 30, 2007 and 2006	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4T -	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	32

Item 1A -	Risk Factors	32

Item 2 -	Unregistered Sales of Securities and Use of Proceeds	42

Item 6 -	Exhibits	43

Signatures		44

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)
ASSETS	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$8,095	$4,055
Short-term investments	4,040	3,571
Accounts receivable, less allowance for doubtful accounts of $833 and $690 in 2007 and 2006, respectively	3,485	2,223
Inventories	8,519	7,170
Prepaid expenses and other current assets	1,811	1,797
Assets held for sale	4,938	25,745
Total current assets	30,888	44,561
Property and equipment:
Land	15,151	17,509
Buildings and leasehold improvements	20,277	23,291
Machinery and equipment	7,909	8,325
Furniture and fixtures	645	625
Total property and equipment	43,982	49,750
Accumulated depreciation and amortization	(11,199)	(11,443)
Total property and equipment, net	32,783	38,307

Goodwill	7,250	1,623
Other intangible assets, net of accumulated amortization of $1,084 and $779 in 2007 and 2006, respectively	7,577	2,923
Other assets	112	184
Total assets	$78,610	$87,598

The accompanying notes are an integral
part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Current portion of long-term debt and notes payable	$4,605	$1,235
Accounts payable	4,808	4,087
Income taxes payable	676	315
Deferred revenue	235	319
Accrued expenses and other current liabilities	3,205	2,209
Liabilities related to assets held for sale	1,095	9,840
Total current liabilities	14,624	18,005

Long-term debt, net of current portion	8,457	13,087

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares -16,465,253 at September 30, 2007 and 15,275,382 at December 31, 2006, respectively	165	153
Additional paid-in capital	93,876	89,850
Accumulated other comprehensive income	585	413
Accumulated deficit	(39,061)	(33,910)
	55,565	56,506
Less treasury stock at cost-17,371 shares	(36)	-
Total stockholders’ equity	55,529	56,506
Total liabilities and stockholders’ equity	$78,610	$87,598

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)
	Three Months Ended September 30,
	2007	2006
Revenues:
Car and truck wash and detailing services	$3,980	$4,185
Lube and other automotive services	818	907
Fuel and merchandise	664	801
Security	5,697	5,724
Digital media marketing	2,802	-
	13,961	11,617
Cost of revenues:
Car and truck wash and detailing services	3,269	3,420
Lube and other automotive services	632	778
Fuel and merchandise	588	754
Security	3,965	4,064
Digital media marketing	2,599	-
	11,053	9,016

Selling, general and administrative expenses	5,730	4,544
Depreciation and amortization	481	396
Asset impairment charge	-	40

Operating loss	(3,303)	(2,379)

Interest expense, net	(120)	(194)
Other income	98	612
Loss from continuing operations before income taxes	(3,325)	(1,961)

Income tax expense	23	39
Loss from continuing operations	(3,348)	(2,000)
Income (loss) from discontinued operations, net of tax of $0 in 2007 and 2006	119	(269)
Net loss	$(3,229)	$(2,269)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.21)	$(0.13)
Income (loss) from discontinued operations	0.01	(0.02)
Net loss	$(0.20)	$(0.15)

Weighted average shares outstanding:
Basic	16,213,726	15,275,382
Diluted	16,213,726	15,275,382

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)
	Nine Months Ended September 30,
	2007	2006
Revenues:
Car and truck wash and detailing services	$12,667	$13,882
Lube and other automotive services	2,373	2,582
Fuel and merchandise	2,070	2,642
Security	16,756	18,170
Digital media marketing	2,802	-
	36,668	37,276
Cost of revenues:
Car and truck wash and detailing services	10,001	10,745
Lube and other automotive services	1,887	2,051
Fuel and merchandise	1,830	2,389
Security	12,204	12,997
Digital media marketing	2,599	-
	28,521	28,182

Selling, general and administrative expenses	13,981	12,910
Depreciation and amortization	1,272	1,193
Asset impairment charge	-	40

Operating loss	(7,106)	(5,049)

Interest expense, net	(523)	(691)
Other income	542	770
Loss from continuing operations before income taxes	(7,087)	(4,970)

Income tax expense	73	117

Loss from continuing operations	(7,160)	(5,087)
Income (loss) from discontinued operations, net of tax of $0 in 2007 and 2006	2,009	(28)
Net loss	$(5,151)	$(5,115)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.46)	$(0.33)
Income (loss) from discontinued operations	0.13	-
Net loss	$(0.33)	$(0.33)

Weighted average shares outstanding:
Basic	15,589,313	15,274,201
Diluted	15,589,313	15,274,201

The accompanying notes are an integral
part of these financial statements.

 Mace Security International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

				Accumulated
	Common Stock		Additional	Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Treasury Stock	Total
Balance at December 31, 2006	15,275,382	$153	$89,850	$413	$(33,910)	$-	$56,506
Common Stock issued in purchase acquisition	1,176,471	12	2,895	-	-	-	2,907
Exercise of common stock options	13,400	-	28	-	-	-	28
Purchase of treasury stock	-	-	-	-	-	(36)	(36)
Stock-based compensation expense (see note 6)	-	-	1,103	-	-	-	1,103
Change in fair value of cash flow hedge	-	-	-	(17)	-	-	(17)
Unrealized gain on short-term investments	-	-	-	189	-	-	189
Net loss	-	-	-	-	(5,151)	-	(5,151)
Total comprehensive loss	-	-	-	-	-	-	(4,979)
Balance at September 30, 2007	16,465,253	$165	$93,876	$585	$(39,061)	$(36)	$55,529

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(5,151)	$(5,115)
(Income) loss from discontinued operations, net of tax	(2,009)	28
Loss from continuing operations	(7,160)	(5,087)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,274	1,193
Stock-based compensation (see Note 6)	1,086	1,165
Provision for losses on receivables	271	201
Gain on sale of property and equipment	(6)	(462)
Gain on short-term investments	(280)	(221)
Goodwill and asset impairment charges	-	80
Changes in operating assets and liabilities:
Accounts receivable	(362)	(259)
Inventories	(1,307)	(643)
Prepaid expenses and other assets	(37)	123
Accounts payable	370	(126)
Deferred revenue	(84)	(14)
Accrued expenses	1,320	308
Income taxes payable	(34)	3
Net cash used in operating activities-continuing operations	(4,949)	(3,739)
Net cash (used in) provided by operating activities-discontinued operations	(692)	826
Net cash used in operating activities	(5,641)	(2,913)
Investing activities
Purchase of property and equipment	(374)	(595)
Acquisition of businesses, net of cash acquired	(7,446)	-
Proceeds from sale of property and equipment	297	1,844
Payments for intangibles	(4)	(12)
Net cash (used in) provided by investing activities-continuing operations	(7,527)	1,237
Net cash provided by investing activities-discontinued operations	18,598	665
Net cash provided by investing activities	11,071	1,902
Financing activities
Payments on long-term debt and capital lease obligations	(932)	(1,408)
Payments to repurchase stock	(36)	-
Proceeds from issuance of common stock	28	5
Net cash used in financing activities-continuing operations	(940)	(1,403)
Net cash used in financing activities-discontinued operations	(450)	(748)
Net cash used in financing activities	(1,390)	(2,151)
Net increase (decrease) in cash and cash equivalents	4,040	(3,162)
Cash and cash equivalents at beginning of period	4,055	8,360
Cash and cash equivalents at end of period	$8,095	$5,198

The accompanying notes are an integral part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs); the Security Segment, producing for sale, consumer safety and personal defense products, as well as electronic surveillance and monitoring products; and the Digital Media Marketing Segment, providing online marketing services and selling consumer products on the internet. The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. on July 20, 2007 (See Note 4. Business Acquisitions and Divestitures). The Company’s remaining car and truck wash operations are principally located in Texas and Florida. The Company sold its Arizona car wash region in May 2007. The Company also completed the divesture of its Northeast car wash region during the nine months ended September 30, 2007. Additionally, the Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 for up to two years with an expected sale of the truck washes before December 31, 2007. As a result, the Company does not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. In the year ended December 31, 2006 and the three and nine months ended September 30, 2007, the results for the Arizona car wash region, Northeast region car washes and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations and Assets Held for Sale).

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):
	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$644	$78	$98	$46
Customer lists	2,993	530	1,184	356
Product lists	590	192	590	148
Software	1,472	41	-	-
Patent Costs	5	-	5	-
Deferred financing costs	387	243	387	229
Total amortized intangible assets	6,091	1,084	2,264	779
Non-amortized intangible assets:
Trademarks	2,570	-	1,438	-
Total intangible assets	$8,661	$1,084	$3,702	$779

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2007	$ 480
2008	$ 757
2009	$ 721
2010	$ 712
2011	$ 712

4. Business Acquisitions and Divestitures

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets are inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enables the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate due on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $3.0 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an estimated accrual of $341,000 for working capital acquired in excess of $100,000, as per the purchase agreement. The purchase price was allocated as follows: approximately (i) $248,000 cash, (ii) $183,000 for inventory; (iii) $1.22 million for accounts receivable; (iv) $80,000 for equipment, (v) the assumption of $1.25 million of liabilities, and (vi) the remainder, or $10.58 million, allocated to goodwill and other intangible assets. Of the $10.58 million of acquired intangible assets, $1.13 million was assigned to trademarks and $5.63 million was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer relationships for $1.81 million, non-compete agreements for $546,000 and software for $1.47 million. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations. The proforma financial information presented below gives effect to the Linkstar acquisition as if it had occurred as of the beginning of our fiscal year 2006. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2006 or results which may be achieved in the future.

Unaudited proforma financial information is as follows (in thousands, except per shares amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$14,749	$14,696	$47,513	$44,385
Net Loss	$(3,556)	$(2,371)	$(5,012)	$(5,439)
Loss per share-basic and dilutive	$(0.22)	$(0.14)	$(0.30)	$(0.33)

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

In the first quarter ended March 31, 2007, the Company sold seven car washes consisting of: (i) three full service car washes in the Philadelphia area on January 29, 2007 and a full service car wash in Cherry Hill, New Jersey on February 1, 2007 for a total of $7.8 million in cash at a gain of approximately $1.0 million; (ii) an exterior car wash in Moorestown, New Jersey on January 5, 2007 for $350,000 cash, which approximates book value; (iii) an exterior car wash in Philadelphia, Pennsylvania on March 1, 2007 for $475,000 in cash at a gain of approximately $141,000; and (iv) a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash at a gain of approximately $9,000.

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

In the third quarter ended September 30, 2007, the Company sold its two remaining exterior car wash sites in Camden and Sicklerville, New Jersey on August 3, 2007 for total cash consideration of $1.38 million at a gain of approximately $179,000.

5. Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes for $19,380,000 in cash. This transaction closed on May 17, 2007 at a gain of approximately $413,000. Additionally, the Company sold nine of its Northeast region car washes in the nine months ended September 30, 2007 which represent all of the revenues within the Northeast region. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 through December 31, 2007. As a result, the Company does not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these operations have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $5,700 and $4.5 million for the three and nine months ended September 30, 2007, and $3.2 million and $11.4 million for the three and nine months ended September 30, 2006, respectively. Operating (loss) income from discontinued operations was $(81,000) and $153,000 for the three and nine months ended September 30, 2007, and $(98,000) and $288,000 for the three and nine months ended September 30, 2006, respectively.

In the third quarter ended September 30, 2007, the Company signed agreements to sell two full service car washes in San Antonio, Texas for total cash consideration of $2.96 million and a full service car wash in Fort Worth, Texas for cash consideration of $1.65 million. The sales of the two full service car washes in San Antonio, Texas were completed in November 2007 for total consideration of $2.96 million at a total gain of approximately $38,000.These three car washes and the Company’s truck washes are presented in the Company’s consolidated financial statements as assets and liabilities held for sale.

Assets and liabilities held for sale are comprised of the following at September 30, 2007 (in thousands):

Assets held for sale:	Fort Worth, Texas	San Antonio, Texas	Truck Washes	Total

Inventory	$62	$81	$-	$143
Property, plant and equipment, net	916	2,884	994	4,794
Intangibles	-	-	1	1

Total assets	$978	$2,965	$995	$4,938

Liabilities related to assets held for sale:

Current portion of long-term debt	$180	$-	$10	$190
Long-term debt, net of current portion	648	-	257	905

Total liabilities	$828	$-	$267	$1,095

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.2 million to $1.3 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

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

Stock-based non-cash compensation expense for the three and nine months ended September 30, 2007 of $767,000 and $1.1 million, respectively, includes a $648,000 non-cash compensation charge related to a forthcoming grant of fully vested options to Louis D. Paolino, Jr., the Company’s Principal Executive Officer, pursuant to the terms of his employment agreement dated August 21, 2006. Mr. Paolino’s employment agreement provides for fully vested stock option grants at the signing date and on the first and second anniversary dates of the employment agreement. Under the provisions of the employment agreement, the Company accounted for the forthcoming grant to Mr. Paolino based on the effective service inception date of August 2007 and accrued the $648,000 as an estimate based on the value of the prior year grant. The actual amount of the forthcoming grant due to Mr. Paolino per the terms of his employment contract will be based on an independent compensation study commissioned by the Company’s Compensation Committee which has not been completed. The Company expects to grant the stock options during the fourth quarter of 2007. Any adjustment to the amount of the estimated stock-based compensation charge based on the compensation study and actual grant date will be recorded in the fourth quarter of 2007.

The following summarizes the option activity for the three months ended September 30, 2007 and 2006:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Shares granted	300,000	480,000	445,000	862,000
Risk-free rate	4.96% to 5.16%	4.82% to 4.96%	4.80% to 5.16%	4.36% to 5.14%
Dividend yield	0%	0%	0%	0%
Expected forfeiture rate-Directors and Officers	0%	0%	0%	0%
Expected forfeiture rate-All other	33%	0%	33%	0%
Expected volatility	52%	44%	52%	44%
Weighted average expected life of options	10 years	10 years	10 years	10 years
Weighted average fair value of option grants	$ 1.67	$ 1.45	$ 1.73	$ 1.51

Non-cash compensation expense (in thousands):	$771	$785	$1,103	$1,172

Continuing operations-Selling, General & Administrative (including $648,000 of effective service inception date compensation)	$767	$778	$1,077	$1,151
Continuing operation-cost of revenues	2	3	8	10
Discontinued operations	2	4	18	11
Total	$771	$785	$1,103	$1,172

As of September 30, 2007, total unrecognized stock-based compensation expense is $620,000, which has a weighted average period of approximately one year to be recognized.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of September 30, 2007 for continuing operations are as follows: 2008 - $763,000; 2009 - $765,000; 2010 - $634,000; 2011 - $635,000; 2012 - $482,000 and thereafter - $1.0 million. Rental expense under these leases was $670,000 and $661,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancelable leases. During the nine months ending September 30, 2007 and 2006 revenues under these leases were approximately $53,000, and $62,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

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

From March 13, 2006 through September 30, 2007, the Company incurred a total of $2.1 million of legal, accounting and consultant costs due to the criminal immigration investigation of the Company. Of the $2.1 million, $602,000 of costs were incurred in the nine months ending September 30, 2007 and $1.35 million in the nine months ending September 30, 2006. Also included in the $2.1 million of total costs were $433,000 of legal, consulting and accounting costs associated with an Audit Committee investigation of the criminal immigration allegations from March 13, 2006 through December 31, 2006. The Audit Committee investigation was completed by December 31, 2006 and no costs associated with the Audit Committee investigation were incurred during 2007. In accordance with the Company’s By Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors.

The Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on the Company’s results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

The Company is a party to various legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment and the Car and Truck Wash Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Security	Digital Media Marketing	Car and Truck Wash	Corporate Functions*
Three months ended September 30, 2007
Revenues from external customers	$5,697	$2,802	$5,462	$-
Intersegment revenues	$4	$-	$-	$-
Segment operating loss	$(272)	$(571)	$(48)	$(2,412)
Segment assets	$18,811	$12,983	$41,878	$-
Goodwill	$1,623	$5,627	$-	$-
Capital expenditures	$57	$8	$128	$1
Nine months ended September 30, 2007
Revenues from external customers	$16,756	$2,802	$17,110	$-
Intersegment revenues	$6	$-	$-	$-
Segment operating income (loss)	$(1,650)	$(571)	$421	$(5,306)
Capital expenditures	$142	$8	$218	$6
Three months ended September 30, 2006
Revenues from external customers	$5,724	$-	$5,893	$-
Intersegment revenues	$19	$-	$-	$-
Segment operating loss	$(375)	$-	$(27)	$(1,977)
Segment assets	$21,012	$-	$52,656	$-
Goodwill	$1,728	$-	$1,092	$-
Capital expenditures	$66	$-	$190	$4
Nine months ended September 30, 2006
Revenues from external customers	$18,170	$-	$19,106	$-
Intersegment revenues	$27	$-	$-	$-
Segment operating income (loss)	$(967)	$-	$1,108	$(5,190)
Capital expenditures	$201	$-	$387	$7

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

9. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and consequently, actual results may differ from these estimates under different assumptions or conditions. The Company must make these estimates and assumptions because certain information is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, sales returns, warranty allowances, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations under the provisions of SFAS 142, Goodwill and Other Intangible Assets.

10. Income Taxes

The Company recorded income tax expense of $73,000 and $117,000 from continuing operations for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately (1)% and (2)% in 2007 and 2006, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the nine month periods ended September 30, 2007 or 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company implemented this new standard as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

11. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $95,184 for nine months ending September 30, 2007 and 2006.

12. Long-Term Debt, Notes Payable and Capital Lease Obligations

At September 30, 2007, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $14.2 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $5.7 million, including $1.1 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid or up for renewal in less than twelve months from September 30, 2007. Current debt includes $500,000 of notes payable to Company shareholders issued as part of the consideration for the acquisition of Linkstar Interactive, Inc. payable in February 2008 with accrued interest at 5%. Current debt also includes the reclassification of approximately $3.2 million of 15 year amortizing mortgage loans related to several Texas car washes from long term liabilities to current liabilities as a result of such loans being due in February 2008. The Company intends to renew these loans with the current lender.

We have three letters of credit outstanding at September 30, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2007. The Company also maintains a $300,000 guidance line for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2007.

Our most significant borrowings, including borrowings related to discontinued operations, are secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A. in the amount of $11.1 million, $6.1 million of which was classified as non-current debt at September 30, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. As of September 30, 2007, our warehouse and office facility in Farmers Branch, Texas, 15 car washes and one truck wash were encumbered by mortgages.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended debt coverage ratio with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may be out of compliance with the Chase covenants and may need to seek waivers or amendments.

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $11.1 million at September 30, 2007, including debt recorded as long-term debt at September 30, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of September 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 53% of our total revenues for fiscal year 2006 and 46% of our total revenues for the nine months ended September 30, 2007, would be severely impacted and we may be unable to continue to operate our business.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(3,229)	$(2,269)	$(5,151)	$(5,115)
Denominator:
Denominator for basic earnings per share - weighted-average shares	16,213,726	15,275,382	15,589,313	15,274,201
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted- average shares	16,213,726	15,275,382	15,589,313	15,274,201
Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.33)	$(0.33)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 299,921 and 301,212 for the three months ended September 30, 2007 and 2006, respectively, and 417,857 and 325,163 for the nine months ended September 30, 2007 and 2006, respectively.

14. Equity

On August 13, 2007, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases less then $2.0 million in amount. Through September 30, 2007, the Company purchased 17,371 shares on the open market which are included in treasury stock at a total cost of approximately $36,000.

15. Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 embezzled in the first quarter of fiscal 2007. The embezzlement primarily occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000, which may have been due to theft. We filed a civil complaint against the former employee in June 2007 and intend to pursue all legal measures to recover our losses. Selling, general and administrative expenses include $99,000 in the quarter ended March 31, 2007, representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

16. Subsequent Events

On November 8, 2007, the Company signed an agreement to sell four of its six full service car washes in Florida for total cash consideration of approximately $10.9 million. The closing date under the agreement is 60 days from the signing of the agreement. The closing is subject to closing conditions and final due diligence of the buyer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, and levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in Part II, Item 1A Risk Factors of this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward-Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Revenue Recognition and Deferred Revenue

The Company’s recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Revenues from the Company’s Security Segment are recognized when shipments are made and title has passed. Shipping and handling charges of $257,000 and $339,000 in the nine months ended September 30, 2007 and 2006, respectively, are included in selling, general and administrative (“SG&A”) expenses.

Revenues from the Company’s Digital Media Marketing Segment are recognized when shipments are made, services are performed, title has passed, persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges of $93,000 are included in SG&A expenses for the three and nine months ended September 30, 2007.

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

    Advertising and Marketing Costs

The Company expenses advertising costs in its Security and Car Wash Segments, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amoritize over the expected life of a customer, based on the Company’s application of Statement of Position (“SOP”) 93-7. Under SOP 93-7, a company could capitalize and amortized direct-response advertising costs in a stable, established market where a company can demonstrate a history of profitability in the related product or advertising campaign. The Company’s determination is that neither the history nor stable market criteria are currently met.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At September 30, 2007, the Company had approximately $4.0 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day’s notice. In the nine months ended September 30, 2007 and 2006, the Company realized a total gain of $280,000 and $221,000, respectively on these investments. Additionally, a cumulative unrealized gain, net of tax, of approximately $585,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at September 30, 2007.

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

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completes its annual impairment tests as of November 30 of each year. In addition, an impairment test is conducted whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including security product sales and related costs, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, non-compete agreements, customer lists, software costs, product lists and trademarks. In accordance with SFAS 142, Goodwill and Other Intangible Assets, our trademarks are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments. Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective assigned estimated useful lives.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123 (R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. In the nine months ended September 30, 2007, the adoption of SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income from before income taxes of $1.1 million ($1.08 million in continuing operations-SG&A, $8,000 in continuing operations-cost of revenues and $18,000 in discontinued operations). SG&A stock compensation expense includes a $648,000 non-cash compensation charge related to a forthcoming grant of fully vested options to Louis D. Paolino, Jr., the Company’s Principal Executive Officer, pursuant to the terms of his employment agreement dated August 21, 2006. Mr. Paolino’s employment agreement provides for fully vested stock option grants at the signing date and on the first and second anniversary dates of the employment agreement. Under the provisions of the employment agreement, the Company accounted for the forthcoming grant to Mr. Paolino based on the effective service inception date of August 2007 and accrued the $648,000 as an estimate based on the value of the prior year grant. The actual amount of the forthcoming grant due to Mr. Paolino per the terms of his employment contract will be based on an independent compensation study commissioned by the Company’s Compensation Committee which has not been completed. The Company expects to grant the stock options during the fourth quarter of 2007. Any adjustment to the amount of the estimated stock-based compensation charge based on the compensation study and actual grant date will be recorded in the fourth quarter of 2007.

In the nine months ended September 30, 2006, SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income before income taxes of $1.17 million ($1.15 million in continuing operations-SG&A expense, $10,000 in continuing operations-cost of revenues and $11,000 in discontinued operations) in the nine months ended September 30, 2006. The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2007 of $1.2 million to $1.3 million. The Company’s actual stock compensation expense in 2007 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

    Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $1.2 million and $1.5 million for the nine months ended September 30, 2007 and 2006 respectively. Income taxes paid were $81,000 and $146,000 in the nine months ended September 30, 2007 and 2006, respectively. The Company issued 1,176,471 shares of common stock with a market value of $3.0 million and $500,000 of promissory notes bearing a 5% interest rate due on January 3, 2008 in connection with the acquisition of Linkstar Interactive, Inc.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the design of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry trade shows and publications, outside sales representatives, catalogs, the internet and sales through a call center. Revenues generated for the nine months ended September 30, 2007 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 20% from our consumer direct electronic surveillance operations in Texas, 26% from our machine vision camera and video conferencing equipment operation in Texas, and 19% from our personal defense and law enforcement aerosol operation in Vermont.

    Digital Media Marketing

Our Digital Media Marketing Segment is an online marketing and e-commerce business which has two business divisions: (1) online marketing and (2) e-commerce. The segment uses proprietary technologies and software to provide marketing services to third party advertisers and to sell products on the internet.

Our online marketing division, Promopath, is an online affiliate marketing company that drives customer acquisitions or leads for advertising clients principally using the cost-per-acquisition (“CPA”) model. Promopath helps companies create effective performance driven marketing campaigns and provides design, brand and technical support services in order to achieve these goals. Promopath works with many large publishers to reach many areas of interactive media. Promopath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as Blockbuster, Discover credit cards and Columbia House DVD. Promopath generates CPA revenue; both brokered and through co-partnered sites, as well as, list management and lead generation revenues. CPA revenue or “Cost per Acquisition” in the digital marketing marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the Data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead Generation is referred to as CPL “Cost per Lead” in the digital media marketplace. Advertisers purchasing media on a Cost per Lead basis are interested in collecting data from consumers expressing interest in a product or service. Cost per Lead varies from Cost per Acquisition in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

Our e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominately through online advertising on both the Promopath platform as well as third-party websites. Our products include: Vioderm™, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science™, a mineral cosmetic (www.mineralscience.com); and TrimDay™, a weight-loss supplement (www.trimday.com); as well as Mace’s pepper sprays and surveillance products. We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Revenues within our Digital Media Marketing Segment from the acquisition date, July 20, 2007, were approximately $2.8 million; consisting of $1.7 million from our online marketing division and $1.1 million from our e-commerce division.

Car and Truck Wash Services

At September 30, 2007, we owned 21, and leased two, car wash facilities including full service, exterior only and self-service car wash locations in Texas and Florida as well as truck washes in Arizona, Indiana, Ohio and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for the nine months ended September 30, 2007 for the Car and Truck Wash Segment were comprised of approximately 74% car wash and detailing, 14% lube and other automotive services, and 12% fuel and merchandise. Additionally, our Arizona car wash region, our Northeast car wash region and our truck washes are being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $4.5 million and $11.4 million for the nine months ended September 30, 2007 and 2006, respectively. Operating income from discontinued operations was $153,000 and $288,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes beginning January 1, 2006 through December 31, 2007. Pursuant to the terms of the agreement, Eagle must pay Mace $9,000 per month to lease the Company’s truck washes, and is responsible for all underlying property expenses. On or before December 31, 2007, Eagle is obligated under the agreement to purchase the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. When issued, the $920,000 note will have a five-year term, with principal and interest paid on a 15-year amortization schedule. If Eagle does not fulfill its obligation to purchase the truck washes, the Company will regain possession of the truck washes and Eagle will be obligated to pay $200,000 as liquidated damages. As a result, we do not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense.

The majority of revenues are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Weather has had a significant impact on volume and revenue at individual locations.

Cost of Revenues

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment are mitigated in that a significant portion of customer product defect claims are covered by the supplier of the products.

Digital Media Marketing

Cost of revenues within the Digital Media Marketing Segment consist primarily of amounts we pay to website publishers that are directly related to revenue-generating events, including the cost to enroll new members; fulfillment and warehousing costs, including direct labor and related taxes and fringe benefits; and e-commerce product costs.

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

Selling, General and Administrative Expenses

SG&A expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, credit card fees, shipping costs and other costs relating to marketing and sales.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments were approximately $12.1 million at September 30, 2007. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 20.3% at September 30, 2007, and 29.8% at December 31, 2006.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security and Digital Media Marketing Segments, and for equipment purchases and upgrades for our Car and Truck Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of September 30, 2007, we had working capital of approximately $16.3 million. At December 31, 2006, working capital was approximately $26.6 million. Our working capital decreased by approximately $10.3 million from December 31, 2006 to September 30, 2007 principally due to the purchase of Linkstar in the current quarter ending September 30, 2007 and the reclassification of approximately $3.2 million of mortgage loans related to several Texas car washes from non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur.

During the nine month periods ending September 30, 2007 and 2006, we made capital expenditures within our Car and Truck Wash Segment of $320,000 and $724,000, respectively, including $102,000 and $337,000 of capital expenditures related to discontinued operations, respectively. We estimate aggregate capital expenditures for our Car and Truck Wash Segment, exclusive of acquisitions of businesses, of approximately $150,000 for the remainder of the year ending December 31, 2007. In years subsequent to 2007, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $350,000 to $400,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $142,000 and $201,000 for the nine month periods ending September 30, 2007 and 2006, respectively. We estimate capital expenditures for the Security Segment will be approximately $20,000 for the remainder of 2007.

We expect to invest significant resources and capital to grow our new Digital Media Marketing Segment. We expect to continue to invest in engineering staff and in the development of new services and technologies within our online marketing division as well as additional products within our e-commerce division. Further, we may need to expend additional capital resources in member acquisition costs and in integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. As usage of our websites increases, we will need to increase networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Our online marketing division will also require the infusion of additional capital as we grow because our advertising customers, which are billed at the end of the month with payment terms of approximately 45 days, where as we typically pay our website publishers in approximately 15 days. Additionally, as we introduce new e-commerce products we develop, upfront capital spending is required to purchase inventory as well as pay for upfront media costs to enroll new e-commerce members.

We intend to continue to expend significant cash for the purchase of inventory for our Security Segment and the e-commerce division of our Digital Media Marketing Segment as we grow and introduce new video surveillance products and e-commerce products in 2007 and in years subsequent to 2007. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At September 30, 2007, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional inventory purchases. The amount of capital that we will spend for the remainder of 2007 and in years subsequent to 2007 is largely dependent on the marketing success we achieve with our video surveillance systems and components and in our e-commerce internet business.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. From March 13, 2006 through September 30, 2007, the Company incurred a total of $2.1 million of legal, accounting and consultant costs due to the criminal immigration investigation of the Company. Of the total $2.1 million, $603,000 was incurred in the nine months ending September 30, 2007. Also included in the $2.1 million of costs was $433,000 of legal, consulting and accounting expenses associated with an Audit Committee investigation of the criminal immigration allegations from March 13, 2006 through December 31, 2006. The Audit Committee investigation was completed by December 31, 2006 and no costs associated with the Audit Committee investigation were incurred during 2007.  In accordance with the Company’s By Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. In accordance with the Company’s By Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through the remainder of 2007 and in years subsequent to 2007 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $12.1 million at September 30, 2007, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet our security, digital media marketing and car wash operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2008.

In December 2005 through September 30, 2007, we sold 26 car washes with total cash proceeds generated of approximately $22.4 million, net of pay off of related mortgage debt. In October 2006, the Company announced that management determined that better value for the car washes can be obtained by individual car wash site sales or sale of car washes by operating region. We believe we will be successful in selling additional car washes and generating cash. Cash from car wash sales have been used to fund operating needs and expansion of our Security and Digital Media Marketing Segment. If the cash provided from operating activities does not improve during the balance of 2007 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in raising capital by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to raise additional capital can be adversely impacted by our stock price. Any failure to maintain the required debt covenants on existing loans could also adversely impact our ability to raise additional capital. We are reluctant to sell common stock at market prices below our per share book value. Our ability to raise additional capital will be limited if our stock price is not above our per share book value and if our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders which requires the Company to demonstrate that the cash flow benefit from the use of any new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At September 30, 2007, we had borrowings, including capital lease obligations and discontinued operations, of approximately $14.2 million. We had three letters of credit outstanding at September 30, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2007. The Company also maintains a $300,000 guidance line for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2007.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and certain financial reporting requirements.

At March 31, 2007, the Company had notes payable with Capmark Finance Inc. in the amount of $8.5 million which were reported as a current liability included in liabilities related to assets held for sale at March 31, 2007. We repaid this debt on May 17, 2007 with proceeds from the sale of the Arizona car washes to Twisted Cactus Enterprises, LLC.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006. The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $11.1 million at September 30, 2007, including debt recorded as long-term debt at September 30, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash as of September 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 53% of our total revenues for fiscal year 2006 and 46% of our total revenues in the nine months ended September 30, 2007, would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to default on any of the Chase covenants in the future, the Company will need to obtain amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our business. In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $11.1 million, including debt recorded as long-term debt at September 30, 2007, would become payable on demand by Chase upon expiration of current waivers. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2007, including discontinued operations and liabilities related to assets held for sale (in thousands):
	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$14,156	$4,795	$7,499	$554	$1,308
Capital leases (2)	1	1	-	-	-
Minimum operating lease payments	4,675	817	1,470	1,190	1,198
	$18,832	$5,613	$8,969	$1,744	$2,506

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,149	1,149	-	-	-
	$1,149	$1,149	$-	$-	$-

(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $960,000.
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at September 30, 2007.
(4) The Company maintains a $300,000 guidance line for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2007. Outstanding letters of credit of $1,149,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 21, 2006. The principal terms of the employment agreement include: an annual salary of $450,000; three annual stock option grants fully vested on the date of each grant; certain bonus payments for the sale or purchase of businesses; a car at a lease cost of $1,500 per month; provision for certain medical and other employee benefits; and prohibition against competing with Mace during employment and for a three-month period following a termination of employment. Mr. Paolino’s employment agreement also provides for a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. Additionally, if Mr. Paolino receives the change of control bonus, his employment agreement can then be terminated without an additional payment. Of the three stock option grants provided for in Mr. Paolino’s employment agreement, the first grant, exercisable into 450,000 shares of the Company’s common stock, was made on August 21, 2006. The second grant is expected during the fourth quarter 2007 and the third grant is expected be made on or about August 21, 2008. Because the grants are fully vested on the date of grant, they do not provide an incentive against Mr. Paolino resigning his employment.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $5.6 million for the nine months ended September 30, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $7.2 million, which included $1.1 million in non-cash stock-based compensation charges and $1.3 million of depreciation and amortization. Cash was also impacted by an increase in accounts payable and accrued expenses of $1.7 million, an increase in accounts receivable of $362,000 and an increase in inventory of $1.3 million. Net cash used in operating activities totaled $2.9 million for the nine months ended September 30, 2006. Cash used in operating activities in 2006 was primarily due to a net loss of $5.1 million from continuing operations partially offset by $1.2 million in non-cash stock-based compensation charges and increases in accounts receivable and inventory totaling $900,000.

Investing Activities. Cash provided by investing activities totaled approximately $11.1 million for the nine months ended September 30, 2007, which includes cash provided by investing activities from discontinued operations of $18.6 million related to the sale of 23 car wash sites in the nine months ended September 30, 2007 offset by the acquisition of Linkstar Interactive, Inc. of $7.4 million. Cash provided by investing activities totaled $1.9 million for the nine months ended September 30, 2006, which includes capital expenditures of $394,000 related to ongoing car wash operations and corporate and $201,000 for the Security Segment offset by proceeds from sales of property and equipment of $1.8 million and $665,000 provided from discontinued operations.

Financing Activities. Cash used in financing activities was approximately $1.4 million for the nine months ended September 30, 2007, which includes $932,000 of routine principal payments on debt from continuing operations and $450,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was $2.2 million for the nine months ended September 30, 2006, which includes routine principal payments on debt of $1.4 million from continuing operations and $748,000 from discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2007
Compared to the Nine Months Ended September 30, 2006

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Nine Months Ended September 30,
	2007	2006

Revenues	100.0%	100.0%
Cost of revenues	77.8	75.6
Selling, general and administrative expenses	38.1	34.6
Depreciation and amortization	3.5	3.2
Asset impairment charge	-	0.1
Operating loss	(19.4)	(13.5)
Interest expense, net	(1.4)	(1.9)
Other income	1.5	2.1
Loss from continuing operations before income taxes	` (19.3)	(13.3)
Income tax expense	(0.2)	(0.3)
Loss from continuing operations	(19.5)	(13.6)
Income (loss) from discontinued operations	5.5	(0.1)
Net loss	(14.0)%	(13.7)%

Revenues

Security

Revenues within the Security Segment were approximately $16.8 million and $18.2 million for the nine months ended September 30, 2007 and 2006, respectively. Of the $16.8 million of revenues for the nine months ended September 30, 2007, $5.9 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $3.3 million, or 20%, from our consumer direct electronic surveillance equipment operations in Texas, $4.4 million or 26%, from our machine vision camera and video conferencing equipment operation in Texas, and $3.2 million, or 19%, from personal defense and law enforcement aerosol operation. Of the $18.2 million of revenues for the nine months ended September 30, 2006, $7.2 million, or 39%, was generated from our professional electronic surveillance operation in Florida, $3.7 million, or 21%, from our consumer direct electronic surveillance equipment operation in Texas, $4.8 million, or 26%, from our machine vision camera and video conference equipment operation in Texas, and $2.5 million, or 14%, from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower selling prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, competitive pressures and the impact on operations and management of the Florida embezzlement investigation. The decrease in sales of our consumer direct electronic surveillance operations in Texas was largely a result of increased competition and inventory shortages of certain components. The Company’s machine vision camera and video conferencing equipment operation was impacted by competition and certain large customers purchasing direct from its main supplier. This decrease in revenue was partially offset by a $721,000 or 29% increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, were approximately $2.8 million; $1.7 million from our online marketing division and $1. 1 million from our e-commerce division.

Car and Truck Wash Services

Revenues for the nine months ended September 30, 2007 were $17.1 million as compared to $19.1 million for the nine months ended September 30, 2006, a decrease of 2.0 million or 10%. This decrease was primarily attributable to a decrease in wash and detail services and fuel and merchandise sales. Of the $17.1 million of revenues for the nine months ended September 30, 2007, $12.7 million or 74% was generated from car wash and detailing, $2.4 million or 14% from lube and other automotive services, and $2.0 million or 12% from fuel and merchandise sales. Of the $19.1 million of revenues for the nine months ended September 30, 2006, $13.9 million or 73% was generated from car wash and detailing, $2.6 million or 13.5% from lube and other automotive services, and $2.6 million or 13.5% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas and Florida market due to unfavorable weather. Overall car wash volumes declined by 141,000 cars, or 17%, in the first nine months of 2007 as compared to the first nine months of 2006, 15% excluding the impact of a car wash volume reduction of 15,000 cars from the closure and divestiture of two car wash locations since September 2006 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $18.28 in the first nine months of 2007 from $16.69 in the same period in 2006 as the Company focused on increasing detailing and add on wash services to compensate for the reduced car wash volume.

Cost of Revenues

Security

During the nine months ended September 30, 2007 cost of revenues was $12.2 million or 73% of revenues as compared to $13.0 million or 71% of revenues for the nine months ended September 30, 2006. The slight increase in cost of revenues as a percentage of revenues is due to a change in customer and product mix and an increase in sale of discontinued products and refurbished items at lower profit margins.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, were approximately $2.6 million; $1.6 million related to our online marketing division and $960,000 related to our e-commerce division.

Car and Truck Wash Services

Cost of revenues for the nine months ended September 30, 2007 were $13.7 million, or 80% of revenues, with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 80% of respective revenues, and fuel and merchandise costs at 88% of respective revenues. Cost of revenues for the nine months ended September 30, 2006 were $15.2 million, or 80% of revenues, with car washing and detailing costs at 77% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 90% of respective revenues. This slight increase in car washing and detailing costs as a percent of revenues in 2007 was the result of an increase in cost of labor as a percent of car wash and detailing revenues from 52.3% in 2006 to 53.3% in 2007 as a result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2007 were $14.0 million compared to $12.9 million for the same period in 2006. SG&A expenses as a percent of revenues were 38% for the nine months ended September 30, 2007 and 35% for the nine months ended September 30, 2006. The increase in SG&A costs is primarily the result of the growth in infrastructure and an increase in marketing and advertising costs within the Security Segment, which added an additional $58,000 of SG&A costs in 2007, the acquisition of Linkstar which added SG&A costs of $684,000 in 2007 and a commission paid related to the Linkstar acquisition which added SG&A costs of $310,000 in 2007. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee during fiscal 2006 was approximately $240,000 and $99,000 embezzled in the first quarter of fiscal 2007. SG&A expenses for the nine months ending September 30, 2007 also include approximately $310,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation. This increase was partially offset by a decrease in costs related to the ongoing immigration investigation. SG&A expenses include $603,000 of legal, consulting and accounting fees in the first nine months of 2007 relating to the ongoing immigration investigation as compared to $1.35 million in the first nine months of 2006. SG&A costs also include non-cash compensation expense of approximately $1.1 million and $1.2 million in the nine months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $1.27 million for the nine months ended September 30, 2007 as compared to $1.19 million for the same period in 2006. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2007 was $523,000 compared to $691,000 for the nine months ended September 30, 2006. The decrease in net interest expense is due to an increase in interest expense of approximately $53,000 as a result of increasing interest rates offset by and an increase in interest income of approximately $191,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the nine months ended September 30, 2007 was $542,000 compared to $770,000 for the nine months ended September 30, 2006. The 2007 other income includes $280,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000. The 2006 other income includes a $461,000 gain on the sale of a Dallas, Texas car wash and $221,000 of earnings on short term investments.

Income Taxes

The Company recorded tax expense of $73,000 for the nine months ended September 30, 2007 and $117,000 for the nine months ended September 30, 2006. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2007 and (2)% in 2006.

Results of Operations for the Three Months ended September 30, 2007
Compared the Three Months ended September 30, 2006
Revenues

Security

Revenues within the Security Segment were approximately $5.7 million for both the three months ended September 30, 2007 and 2006. Of the $5.7 million of revenues for the three months ended September 30, 2007, $2.1 million, or 36%, was generated from our professional electronic surveillance operation in Florida, $1.2 million, or 20%, from our consumer direct electronic surveillance equipment operation in Texas, $1.3 million, or 24%, from our machine vision camera and video conferencing equipment operation in Texas, and $1.1 million, or 20%, from personal defense and law enforcement aerosol operation. Of the $5.7 million of revenues for the three months ended September 30, 2006, $2.0 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $1.2 million, or 21%, from our consumer direct electronic surveillance equipment operation in Texas, $1.5 million, or 27%, from our machine vision camera and video conference equipment operation in Texas, and $1.0 million, or 17%, from our personal defense and law enforcement aerosol operation. A decrease in our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas was offset by a $160,000, or 3%, increase in our professional electronic surveillance operation and a $150,000, or 16%, increase in revenue in our personal defense and law enforcement aerosol operations. The decrease in sales of our consumer direct electronic surveillance operations in Texas was largely a result of increased competition and inventory shortages of certain components. The Company’s machine vision camera and video conferencing equipment operation was impacted by competition and certain large customers purchasing direct from its main supplier.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, were approximately $2.8 million; consisting of $1.7 million from our online marketing division and $1. 1 million from our e-commerce division.

Car and Truck Wash Services

Revenues for the three months ended September 30, 2007 were $5.5 million as compared to $5.9 million for the three months ended September 30, 2006, a decrease of $431,000 million or 7%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $5.5 million of revenues for the three months ended September 30, 2007, $4.0 million or 73% was generated from car wash and detailing, $818,000 or 15% from lube and other automotive services, and $664,000 or 12% from fuel and merchandise sales. Of the $5.9 million of revenues for the three months ended September 30, 2006, $4.2 million or 71% was generated from car wash and detailing, $907,000 or 15% from lube and other automotive services, and $801,000 or 14% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas and Florida market due to unfavorable weather. Overall car wash volumes declined by 41,000 cars, or 16%, in the third quarter of 2007 as compared to the third quarter of 2006 (15% excluding the impact of a car wash volume reduction of 4,000 cars from the closure and divestiture of a car wash location in March, 2007 included in continuing operations). Partially offsetting this decline in volume, the Company experienced an increase in average wash and detailing revenue per car to $18.97 in the third quarter of 2007 from $15.87 in the same period in 2006 as the Company focused on increasing detailing and add on wash services to compensate for the reduced car wash volume.

Cost of Revenues

Security

During the three months ended September 30, 2007 cost of revenues were $4.0 million or 70% of revenues as compared to $4.1 million or 71% of revenues for the three months ended September 30, 2006. The slight decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, were approximately $2.6 million; $1.6 million related to our online marketing division and $960,000 related to our e-commerce division.

Car and Truck Wash Services

Cost of revenues for the three months ended September 30, 2007 were $4.5 million, or 82% of revenues, with car washing and detailing costs at 82% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. Cost of revenues for the three months ended September 30, 2006 were $5.0 million, or 84% of revenues, with car washing and detailing costs at 82% of respective revenues, lube and other automotive services costs at 86% of respective revenues, and fuel and merchandise costs at 94% of respective revenues. This slight increase in car washing and detailing costs as a percent of revenues in 2007 was the result of an increase in cost of labor as a percent of car wash and detailing revenues from 56.0% in 2006 to 56.9% in 2007 as a result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2007 were $5.7 million compared to $4.5 million for the same period in 2006. SG&A expenses as a percent of revenues were 41% for the three months ended September 30, 2007 as compared to 39% in the third quarter of 2006. The increase in SG&A costs is primarily the result of the acquisition of Linkstar which added SG&A costs of $684,000 in the third quarter of 2007, an increase in the legal, consulting and accounting fees related to the ongoing immigration investigation from $217,000 in the third quarter of 2006 to $355,000 in the third quarter of 2007 and a $310,000 commission paid related to the Linkstar acquisition. SG&A costs also include non-cash compensation expense of approximately $767,000 and $778,000 in the three months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $481,000 for the three months ended September 30, 2007 as compared to $396,000 for the same period in 2006. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2007 was $120,000 compared to $194,000 for the three months ended September 30, 2006. The decrease in net interest expense is due to an increase in interest expense of approximately $74,000 as a result of increasing interest rates offset by and an increase in interest income of approximately $148,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the three months ended September 30, 2007 was $98,000 compared to $612,000 the three months ended September 30, 2006. The 2007 other income includes $70,000 of earnings on short-term investments. The 2006 other income includes a $461,000 gain on the sale of a Dallas, Texas car wash and $127,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $23,000 for the three months ended September 30, 2007 and $39,000 for the three months ended September 30, 2006. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2007 and (2)% in 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2006 as reported on our Form 10-K for the year ended December 31, 2006.

With the recent pay off of the Arizona fixed rate mortgages, nearly 100% of the Company’s debt at September 30, 2007, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at September 30, 2007. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $145,000 on an annual basis.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The interest rate cap contract had a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The contract expired at September 30, 2007.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2007 and June 30, 2007, we began the remediation of the material weakness in our internal controls over cash and financial reporting associated with the Company’s Florida based security operation through: (i) hiring of new divisional accounting personnel for this location (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; and  (v) increased corporate supervision of regional accounting personnel. We have completed the remediation and will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risks Factors

General Risks Related to Our Business

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security Segment and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment and Digital Media Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and capital for equipment purchases. Although we had positive working capital of $16.3 million as of September 30, 2007, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital decreased by $10.3 million from December 31, 2006 to September 30, 2007 principally due to the purchase of Linkstar in the quarter ended September 30, 2007 and the reclassification of approximately $3.2 million of mortgage loans related to several Texas car washes from non-current to current as a result of this debt being up for renewal in February 2008. Although we expect that we will be successful in renewing this debt for an additional five years, there can be no assurances that this will occur. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we believe we can generate cash from the sale of our car washes, there is no guarantee that we will be able to sell our car washes in time to meet our cash needs.

If we fail to manage the growth of our business, our stock price could decline. Our business plan is predicated on growth. If we succeed in growing, it will place significant burdens on our management and on our operational and other resources. For example, it may be difficult to assimilate the operations and personnel of an acquired business into our existing business; we must integrate management information and accounting systems of an acquired business into our current systems; our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns; we may enter markets in which we have limited prior experience; and we may lose key employees of an acquired business. We will also need to attract, train, motivate, retain, and supervise senior managers and other employees. If we fail to manage these burdens successfully, one or more of the acquisitions could be unprofitable, the shift of our management’s focus could harm our other businesses, and we may be forced to abandon our business plan, which relies on growth.

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt. Our bank debt borrowings as of September 30, 2007 were $14.2 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property (including up to 15 of our car wash facilities and one truck wash at September 30, 2007). Our most significant borrowings are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $11.1 million. We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the ongoing criminal immigration investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the loan covenants and need to seek waivers or amendments. If we are in default on loan covenants and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities and one truck wash at September 30, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 46% of our total revenues for the nine months ended September 30, 2007, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated. Our secured notes payable to Chase total $11.1million, $6.1 million of which was classified as non-current debt at September 30, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business. We reported net losses for the third quarter ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under Statement of Financial Accounting Standards (“SFAS”) 142 and non-cash stock-based compensation expense under SFAS 123(R) in the current year, we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to offer superior products, and services.

We are exposed to potential risks resulting from new internal control evaluation and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002. We are currently evaluating our internal controls in order to allow management to report on such controls for our year ended December 31, 2007, and our independent auditors to attest to for our year ended December 31, 2008, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we are working diligently to complete these evaluations on a timely basis, it is possible that we may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to continue to incur significant expenses as a result of performing the continuing system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and results of operations. Additionally, if we have underestimated the resources or time necessary to achieve compliance, resulting cost overruns could adversely impact our results of operations.

Failure or circumvention of our controls or procedures could seriously harm our business. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues, mistakes and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Any failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

If we lose the services of our executive officers, our business may suffer. If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement and could adversely impact our operations.

If our insurance is inadequate, we could face significant losses. We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the third anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,065,000 at September 30, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If our Mace brand name falls into common usage, we could lose the exclusive right to the brand name. The Mace registered name and trademark is important to our security business and defense spray business. If we do not defend the Mace name or allow it to fall into common usage, our security segment business could be adversely affected.

The businesses that manufacturer our electronic surveillance products are located in foreign countries, making it difficult to recover damages, if the manufacturers fail to meet their obligations. Our electronic surveillance products are manufactured on an OEM basis. Most of the OEM suppliers we deal with are located in Asian countries and are paid a significant portion of an order in advance of the shipment of the product. We also have limited information on the OEM suppliers from which we purchase, including their financial strength, location and ownership of the actual manufacturing facilities producing the goods. If any of the OEM suppliers defaulted on their agreement with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries.

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

If governmental regulations regarding defense sprays change or are applied differently, our business could suffer.
The distribution, sale, ownership and use of consumer defense sprays are legal in some form in all 50 states and the District of Columbia. Restrictions on the manufacture or use of consumer defense sprays may be enacted, which would severely restrict the market for our products or increase our costs of doing business.

Our defense sprays use hazardous materials which if not properly handled would result in our being liable for damages under environmental laws. Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. We also store a chemical component of tear gas in our Bennington, Vermont facility in such quantities that if all the chemical was released into the air, could cause an evacuation of Bennington, Vermont until the chemical broke down into its components. We believe that we are in compliance with all current state and local statutes governing our handling and disposal of these hazardous materials, but if there are any changes in environmental permit or regulatory requirements, or if we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition.

Risks Related to our Digital Media Marketing Segment

Our online marketing business lacks long-term contracts with clients.  Our clients who retain us to perform online marketing of their products hire us under contracts of less then twelve months.  As a result, our online marketing revenues are difficult to predict and may vary significantly.  Because we sometimes incur costs based on expectations of future revenues, our failure to predict future revenues accurately could have a material adverse effect on our business, results of operations, and financial condition.

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement) and Purity by Mineral Science (mineral based facial makeup) are relatively new. We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We have a concentration of our e-commerce business in limited products. E-Commerce revenues are currently generated from three product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop new additional products. We believe that we can mitigate the financial impact of any decrease in sales by the development of new products, however we cannot predict the timing of or success of new products.

We compete with many established e-commerce companies that have been in business longer then us. Current and potential e-commerce and online marketing competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals; search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining online registrants and converting registrants into customers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other internet properties.  Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We need to attract and retain a large number of e-commerce customers who purchase our products on a reoccurring basis.  Our e-commerce model is driven by the need to attract a large number of customers to our continuity program. We have fixed costs in obtaining an initial customer which can be defrayed only by a customer making further purchases. For our business to be profitable, we must convert a certain percentage of our initial customers to customers that purchase our products on a reoccurring monthly basis for a period of time. To do so, we must continue to invest significant resources in order to enhance our existing products and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop products and services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to improve our products and services on a timely basis, we may lose existing members and may fail to attract new customers.  Failure to enhance or develop products and services or to respond to the needs of our customers in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our member acquisition costs may increase significantly.  The customer acquisition cost of our business depends in part upon our ability to purchase advertising at a reasonable cost.  Advertising costs vary over time, depending upon a number of factors, some of which are beyond our control.  Historically, we have used online advertising as the sole means of marketing our products.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on in the form of higher product prices.  Continuing increases in advertising costs could thus have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our online marketing business must keep pace with rapid technological change to remain competitive.  Our online marketing business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands.  We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services and products.  Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete.  We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites.  Technology, once integrated, may not function as expected.  Failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  Our e-commerce products are sold by us on the internet and are paid for by customers through credit card. From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

We depend on credit card processing for a majority of our e-commerce business, to include but not be limited to Visa, Mastercard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and or card authorization methods could significantly impact our revenues. Additionally our e-commerce membership programs are accepted under a negative option billing term (customers are charged monthly until they cancel), change in regulation of negative option billing could significantly impact our revenue.

We are exposed to risks associated with credit card fraud and credit payment.  Our customers use credit cards to pay for our e-commerce products and for the products we market for third parties.  We have suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment.  Under current credit card practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder’s signature.  A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We may incur liability if we fail to adequately protect personal information.  Our Digital Media Marketing business handles personally identifiable information pertaining to our members and visitors residing in the United States as well as foreign countries.  A source of revenue is the sale of some of this information. Many jurisdictions have adopted privacy, security, and data protection laws and regulations intended to prevent improper use and disclosure of personally identifiable information.  In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for failure to comply.  These laws, which are subject to change and may be inconsistent, may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Security breaches and inappropriate internet use could damage our digital Media Marketing business. Failure to successfully prevent security breaches could significantly harm our business and expose us to lawsuits.  Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation.  Breach of our security measures could result in the disclosure of personally identifiable information and could expose us to legal liability.  We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage. We have experienced security breaches and attempts at “hacking.”  We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.   All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Computer viruses could damage our Digital Media Marketing business.  Computer viruses, worms and similar programs may cause our systems to incur delays or other service interruptions and could damage our reputation and ability to provide our services and expose us to legal liability, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our online marketing business depends on strategic relationships with our partners. We expect to generate significant commerce and advertising revenues from strategic relationships with certain outside companies. It is our business plan that our websites and the websites of strategic partners will be jointly promoted. However, there can be no assurance that our existing relationships will be maintained through their initial terms or that additional third-party alliances will be available to the Company on acceptable commercial terms, or at all. The inability to enter into new strategic alliances or to maintain any one or more of our existing strategic alliances could result in decreased third-party paid advertising and product and service sales revenue. Even if we are able to maintain our strategic alliances, there can be no assurance that these alliances will be successful or that our infrastructure of hardware and software will be sufficient to handle any potential increased traffic or sales volume resulting from these alliances.

We have limited operating history in the digital media industry competing in new and rapidly evolving markets, which makes it difficult to evaluate our future prospects based on historical operating results. We acquired our Digital Media Marketing business in July 2007 and have only a limited operating history. We have lost money during the quarter ended September 30, 2007, our first quarter of ownership. Due to the nature of the digital Media Marketing business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control and have been detailed as risk factors.

We may face litigation for information retrieved from the Internet. We could be sued for information retrieved from the internet. Because material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims could be made against us, based on the nature and content of the material under legal theories such as defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against online companies in the past. In addition, we could be exposed to liability for material that may be accessible through our products, services and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third-parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect us against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could reduce our working capital and have a material adverse effect on our business, results of operations and financial condition. Also, the legal effectiveness of the terms and conditions of use of our websites is not certain.

Changes in government regulation and industry standards, could decrease demand for our products and services and increase our costs of doing business. Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, “the Spy Act of 2007”). Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the web generally and adversely affect our business. Moreover, it could decrease the acceptance of the web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive internet behavior, including prohibiting the use of spam and spyware by our web publisher partners.

Government enforcement actions could result in a decrease demand for our products and services. The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. The Federal Trade Commission has announced that it is conducting an investigation of a competitor. The New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are adequately supported. Governmental or regulatory bodies may make a different judgment about the adequacy of the support for the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, or could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

Our business could be subject to regulation by foreign countries, new unforeseen laws and unexpected interpretations of existing laws, resulting in an increase cost of doing business. Due to the global nature of the web, it is possible that, although our transmissions originate in California and Pennsylvania, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

If the technology that we currently use to deliver online advertisements is restricted, our expenses would increase. Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through our advertiser customer’s websites and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management’s attention.

We could lose customers or advertising inventory if we fail to measure impressions, clicks and actions on advertisements in a manner that is acceptable to our advertisers and web publishers. We earn revenue from advertisers and make payments to web publishers based on the number of impressions, clicks and actions from advertisements delivered on our networks of websites. Advertisers’ and web publishers’ willingness to use our products and services and join our networks will depend on the extent to which they perceive our measurements of impressions, clicks and actions to be accurate and reliable. Advertisers and web publishers often maintain their own technologies and methodologies for counting impressions, clicks and actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of user responses to advertisements could cause us to lose customers or advertising inventory.

Competition from other internet advertising companies could result in less revenue and smaller margins. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers (“ISPs”), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue our efforts to expand the scope of our web services, we may compete with a greater number of web publishers and other media companies across an increasing range of different web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

We may be liable for content displayed on our networks or on the network of partners, which could increase our expenses. We may be liable to third-parties for content in the marketing we deliver on the web site of others if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third-parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management’s attention.

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, some or all of these claims may rise to litigation, which could be costly and time consuming to our management team, and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

If consumer demand for our car wash service drops, our business will suffer. A significant portion of our revenues are derived from our Car and Truck Wash Segment. As such, our financial condition and results of operations will depend substantially on continued consumer demand for car wash services. Our car wash business depends on consumers choosing to employ professional services to wash their cars rather than washing their cars themselves or not washing their cars at all. Also, seasonal trends in some areas affect our car wash business. In particular, long periods of rain and cloudy weather can adversely affect our car wash business as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather may encourage customers to wash their cars themselves which also can adversely affect our car wash business. If there is a drop in consumer demand, our financial condition and results of operations will be adversely impacted.

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

Our car wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

•	transportation, storage, presence, use, disposal, and handling of hazardous materials and wastes;
•	discharge of storm water; and
•	underground storage tanks.

If uncontrolled hazardous substances are found on any of our properties, including leased property, or if we are otherwise found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, fines, or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations.

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

If we sell our Car and Truck Wash Segment, our revenues will decrease and our business may suffer. We can offer no assurances that we will be able to locate additional potential buyers for our remaining car washes or that we will be able to consummate any further sales to potential buyers we do locate. In addition if we are able to sell our remaining car washes, our total revenues will decrease and our business will become reliant on the success of our Security Segment and our Digital Marketing Media Segment. Our business faces significant risks as set forth herein and may impact our ability to generate positive operating income or cash flows from operations, may cause our financial results to become more volatile, or may otherwise materially adversely affect us.

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

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value. Our common stock is listed on Nasdaq Global Market with a closing price of $2.07 at the close of the market on November 12, 2007. Although the recent closing prices of our stock have been well in excess of $1.00, in 2004 our stock traded at a price as low as $1.78. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” (as defined in Section 203 an owner of 15% or more of the outstanding stock of the corporation) for a period of three years following the shareholders becoming an “interested shareholder”, unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders. As part of the consideration paid for Linkstar, the Company issued 1,176,471 unregistered shares of the Company’s common stock with a total value of $3.0 million to the six prior shareholders of Linkstar Interactive, Inc.

In undertaking this issuance, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The following table summarizes our equity security repurchases during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2007	-	-	-	$ 2,000,000
August 1 to August 31, 2007	17,371	1.99	17,371	$ 1,964,000
September 1 to September 30, 2007	-	-	-	$ 1,964,000
Total	17,371	1.99	17,371

(1) On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of September 30, 2007, 17,371 shares had been repurchased under the program at a cost of $36,000.

Item 6. Exhibits

(a)    Exhibits:

*2.1	Stock Purchase Agreement, dated July 12, 2007, by and among Mace Security International, Inc. Linkstar Interactive, Inc., and Maurry Mendelovich, Colin McIntyre, Michael Katz, Shawn Mendelovich, Christine McIntyre and Emily Pender. (Exhibit 2.1 to the July 12, 2007 Form 8-K dated July 18, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

BY: /s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr., Chairman, Principal Executive Officer and President

BY: /s/ Gregory M. Krzemien
Gregory M. Krzemien, Principal Financial Officer

DATE:	November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

* 2.1	Stock Purchase Agreement, dated July 12, 2007, by and among Mace Security International, Inc. Linkstar Interactive, Inc., and Maurry Mendelovich, Colin McIntyre, Michael Katz, Shawn Mendelovich, Christine McIntyre and Emily Pender. (Exhibit 2.1 to the July 12, 2007 Form 8-K dated July 18, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      *           Incorporated by reference.