Form 10-K
period 2007-12-31
MACE SECURITY INTERNATIONAL INC
filed 2008-03-31
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File No. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0311630
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Common Stock, par value $0.01 per share

Name of each exchange on which registered: The NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant on June 30, 2007 was approximately $35,670,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2007. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers and directors of the Registrant on June 30, 2007 and (b) each stockholder that had informed registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2007.

The number of shares of Common Stock, par value $.01 per share, of registrant outstanding as of March 25, 2008 was 16,465,253.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2007

PART I

ITEM 1. BUSINESS

GENERAL

Mace Security International, Inc. (the “Company” or “Mace”) was incorporated in Delaware on September 1, 1993. Our operations are currently conducted through three segments: Security, Digital Media Marketing, and Car and Truck Washes.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. Our primary focus in the Security Segment is electronic surveillance products and components that we purchase from Asian manufacturers who design equipment to our requirements. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users. Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components, as well as video conferencing equipment. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, a call center and mass merchants.

Our Digital Media Marketing Segment focuses on marketing and customer acquisition on the internet. We market and acquire customers for third party advertisers through an on-line marketing platform. We also develop our own products that are offered to consumers for purchase. The products developed by us are offered to consumers on a proprietary e-commerce internet platform.

Our Car and Truck Wash Segment owns a total of 15 car washes. We currently operate 14 car washes and lease one car wash which is contracted to be sold to the tenant of the car wash.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”), can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Security Segment. The Security Segment offers a wide variety of security related products. Among the items offered are electronic surveillance products, including analog, digital and IP cameras, digital video recorders, monitors, matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets. Other products offered are Mace® defense sprays, personal alarms, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard ® product line of childproof security locks, security literature for the domestic and foreign financial community, a "dye-pack" used by financial institutions for robbery protection, state-of-the-art training videos, crisis response materials and TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component requirements are established by our operating and marketing staffs in Ft. Lauderdale, Florida and Farmers Branch, Texas and manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our facilities in Farmers Branch, Texas and Ft. Lauderdale, Florida. Our defense sprays are manufactured by us in our Bennington, Vermont facility. The KinderGard ® product line is manufactured by a third party utilizing molds primarily owned by the Company. Our defense sprays and the KinderGard ® product line are packaged, warehoused, and shipped from our Vermont facility. Our TG Guard® products are also assembled in our Vermont facility.

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

The Security Segment provided 47.3%, 54.8% and 54.4% of our revenues in fiscal years 2007, 2006, and 2005, respectively.

Digital Media Marketing Segment. The Digital Media Marketing Segment is an online marketing and e-commerce business which has two business divisions: (1) online marketing and (2) e-commerce. The segment uses proprietary technologies and software to provide marketing services to third party advertisers and to sell products on the internet.

The online marketing division, PromoPath, is an online affiliate marketing company that locates customers or leads for the clients who hire PromoPath. The advertising clients who hire PromoPath pay us based on a set fee per customer, prospect or lead acquired. The online media marketing industry refers to the arrangement of acquiring customers, prospects or leads for advertisers on a fee basis per customer as the cost-per-acquisition (“CPA”) model. PromoPath helps companies create effective performance driven marketing campaigns and provides design, brand and technical support services in order to acquire customers for its advertising clients. PromoPath works with many large publishers to reach many areas of interactive media. PromoPath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix, Discover credit cards and Bertelsmann Group. PromoPath generates CPA revenue, both brokered and through co-partnered sites.

In addition to CPA revenue PromoPath, has two other types of revenue streams. List management revenue, a second type of revenue stream, is based on a relationship between a data owner and a list management company. The data owner, PromoPath, compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The PromoPath, the data owner, grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the data pursuant to defined terms and conditions for which PromoPath is paid revenue. A third type of revenue stream is lead generation or Cost per Lead (“CPL”). Advertisers who purchase potential customers, on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information for the potential customer needs to be provided to the advertiser for the fee to be paid for the lead.

Linkstar, which is our e-commerce division, is a direct-response product business that develops markets and sells products directly to consumers through the internet. We reach the customers predominately through online advertising on both the PromoPath platform and third-party websites. The products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); and Eternal Minerals, a dead sea spa product line (www.eternalminerals.com); as well as Mace’s pepper sprays and surveillance products. We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Revenues within the Digital Media Marketing Segment from the acquisition date of the business, July 20, 2007, were approximately $7.6 million; consisting of $3.4 million, or 44.7%, from the online marketing division and $4.2 million, or 55.3%, from the e-commerce division. (See Note 20, Segment Reporting, to the consolidated financial statements accompanying this report.)

Car and Truck Wash Segment. The Company, through its subsidiaries, owned and operated 21 car washes as of December 31, 2007. As of March 20, 2008, the Company owns 15 car washes in Texas, having sold 6 car washes from January 1, 2008 through March 3, 2008. Of the 15 car washes, 14 are operated by the Company and one is leased by the Company to a third party. The leased location has been contracted to be sold to the third party tenant. The 15 locations consist of 14 full service car washes and one oil change location. The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass. On December 31, 2007, we sold five truck washes located in Arizona, Indiana, Ohio and Texas.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel. Cars are moved through the car wash tunnel by a conveyor system. Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations. Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (currently offered at 14 locations), oil and lubrication services (currently offered at 7 locations), gasoline dispensing services (currently offered at 11 locations), state inspection services (currently offered at 6 locations), convenience store sales (currently offered at one location), and merchandise sales (currently offered at 14 locations). The Car and Truck Wash Segment provided 36.5%, 45.2% and 45.6% of our revenues in fiscal years 2007, 2006 and 2005, respectively. (See Note 20, Segment Reporting to the consolidated financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers. The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States.

For a discussion of seasonal effects on our car wash operations, see Item 7, Seasonality and Inflation in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS STRATEGIES

Security Segment.

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products. For the year ended December 31, 2007, revenues from the Security Segment were $22.3 million. The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $373,000 of revenue in 2002 to $12.1 million in 2007. Growth has been principally achieved through acquiring businesses and through internal growth through development of advanced product offerings, as well as expanded advertising and marketing efforts.

The Company sells its defense sprays in the law enforcement market under the brand name of TakeDown®. The Mace® name when representing aerosol defense sprays is used in the law enforcement market by Armor Holdings, Inc., pursuant to an agreement dated July 1998. The Mace Trademark Corporation, a subsidiary of Mace Security International, Inc., manages the correct use of the Mace® trademark by Mace Security International, Inc. and Armor Holdings, Inc. (See also Trademarks and Patents, page 8). We believe that the total consumer defense spray market is approximately $18 million to $20 million in annual revenues and that the law enforcement market is approximately $5 million in annual revenues. Our newly developed Pepper Gel™ has increased sales in Law Enforcement and Consumer markets. Pepper Gel™ has a patent pending in the US Patent office and internationally through the patent co-operation treaty (PCT).

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

Digital Media Marketing Segment.

Sales. We plan to increase sales for both the online advertising and e-commerce divisions of our Digital Media Marketing segment. Our plan to increase sales will require us to incur additional expenses for marketing and the addition of sales personnel throughout the next several quarters. We operate in a variety of online channels, including email, search, lead generation and traditional banner marketing, and we plan to expand marketing for all of the channels throughout 2008. We have been increasing sales and customer acquisition efforts and expenses in our e-commerce division, especially for our recently launched Purity cosmetics product line. The Purity cosmetics product line increased significantly during the fourth quarter of 2007 and is anticipated to continue to be a more significant percentage of our e-commerce revenue. We also anticipate additional growth from the launch of new products and continued expansion of current product lines.

Operating Efficiency. In an effort to streamline and strengthen internal operations, we have consolidated all internal operations of our Digital Media Marketing segment in our Wexford, PA office, a suburb of Pittsburgh, PA. We maintain a sales presence throughout the country. We have also consolidated the Digital Media Marketing Segment’s e-commerce divisions shipping and fulfillment functions within our security warehouse and shipping facility in Farmers Branch, Texas. We believe that the consolidation will lead to significant savings in operating costs, overhead, and personnel.

Acquisition. On July 20, 2007, the Digital Media Marketing segment was added to our operations when all of the outstanding common stock of Linkstar was purchased from Linkstar’s shareholders. The acquisition of Linkstar enables us to expand the marketing of our security products through online channels and provides us with a presence in the online and digital media services industry. We paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate due on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $3.0 million.

Car and Truck Wash Segment.

Sales. We intend to maintain our revenues of the car washes we own while we continue to sell the car washes. We intend to maintain the revenues by providing superior service and through our existing marketing efforts. To maintain market share in a given operating region, we spend approximately 2% to 3% of regional revenue on regional advertising campaigns emphasizing coupons to attract volume with discount offers and brand awareness. We believe that only about 30% of the general population routinely uses car wash services. We believe that this relatively low level of participation is the result of (i) lack of effective advertising; (ii) inconsistent wash quality and service levels across fragmented locations; and (iii) concerns about scratches and other adverse effects from the automated wash process.

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

Acquisitions and Divestitures. We acquired our car and truck washes between May 1999 and December 2000. Our current strategy is to sell the car washes we own. In addition to our truck washes, from December 2005 to March 3, 2008, we have sold 34 car washes including all of our car washes in the Northeast, Arizona and Florida regions.

On January 4, 2008 we completed the sale of our car wash located in Bradenton, Florida for $1.3 million at a gain of approximately $548,000. Also on January 4, 2008, we sold four full service car wash facilities in the Sarasota, Florida area for approximately $10.3 million, resulting in a gain of approximately $6.3 million. Additionally, on March 3, 2008, we sold our North Sarasota, Florida car wash for approximately $875,000, resulting in gains of approximately $177,000.

We currently own 15 car washes all located in Texas. Of the 15 car washes, 14 are operated by the Company and one is leased by the Company to a third party. We are marketing our car washes individually and in groups. We are considering offers for our car washes and evaluate offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide sufficient capital for the growth of our Security and Digital Media Marketing Segments. We seek to grow the Security and Digital Media Marketing Segments through acquisitions, new product development and new market penetration.

MARKETING

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

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2007. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

Digital Media Marketing. All online marketing and e-commerce products and services are created and marketed with a broad audience base as the target audience. We are continuing to increase the marketing of our Linkstar e-commerce division, especially with our launch in the third quarter of 2007 of a new product line of mineral cosmetics, Purity. We intend to concentrate on expanding our existing product lines, building brand awareness, and launching one to two new product lines in 2008.

PromoPath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix, Discover credit cards and Bertelsmann Group. We do not believe that the loss of any single Digital Media Marketing Segment customer would have a material adverse effect on our business or results of operations.

Car and Truck Wash Segment. The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations. The operational and customer service people are supervised by the management of the operating locations. We emphasize providing quality services as well as customer satisfaction and retention, and believe that we will attract customers in the future because of our reputation for quality service. We market our services through regional coupon advertising, direct mail marketing programs and radio and television advertisements. We have a diverse customer base, with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2007. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

Security Segment. Our electronic surveillance products and system component requirements are established at our Ft. Lauderdale, Florida facility and are manufactured principally in Korea, China, and other foreign countries, by original equipment manufacturers (“OEM”). The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale, to our warehouses in Ft. Lauderdale, Florida and Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." The KinderGard ®, a product line of childproof locks, MaceCash™, a dye pack system, and TG Guard®, an electronic tear gas security system, the components are primarily manufactured by unrelated companies and are assembled and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc. In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms.

Digital Media Marketing Segment. Our Linkstar e-commerce division is located in Wexford, Pennsylvania (a suburb of Pittsburgh). Shipping and fulfillment for the e-commerce division is performed in the Company’s Dallas, Texas warehouse location. The Products sold by the e-commerce division are manufactured within the US as well as China and other foreign countries. The packaging of products is also currently obtained through suppliers in the US and China.

Car and Truck Wash Segment. We do not manufacture any of the car or car wash equipment or supplies which we use. There are numerous suppliers of car wash equipment and supplies.

COMPETITION

Security Segment. Our video systems and security products components face competition from many larger companies such as Sony, Panasonic, Armor Holdings, Inc. and others. A number of these competitors have significantly greater financial, marketing, and other resources than us. Our high-end digital and machine vision camera operation, IVS, is a large distributor of Sony® products. Customers of IVS who achieve a high Sony® product purchasing level, qualify for purchasing directly from Sony®. IVS occasionally loses high volume customers to Sony. Additionally, our foreign manufacturers of electronic surveillance products also sell directly to our customer base. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

There continues to be a number of companies marketing personal defense sprays to civilian consumers such as Armor Holdings, Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations. This segment experienced increased sales in aerosols and TG Guard systems in 2006 and 2007. We attribute the increased sales to improved marketing as well as an increase in government spending on purchasing our TG Guard systems for embassy, prison and safe room installations.

Digital Media Marketing Segment. PromoPath, our online marketing division competes with interactive advertising agencies, traditional advertising agencies that perform internet advertising and marketing as part of their services to clients, and other companies that provide online marketing and customer acquisition services. We also compete with third-party affiliate marketing and online direct marketing companies. We believe that the competitive factors affecting the internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, creative innovation, functionality and price. Linkstar, our e-commerce division competes with product development and marketing companies, both on and offline. Our success relies on creating innovative products attractive to consumers, and being able to gain and protect market share for successful product lines. We compete with numerous well-established national and regional companies such as ValueClick, Think Partnership, Syndero, Intelligent Beauty, Guthy-Renker, and Bare Escentuals.

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

TRADEMARKS AND PATENTS

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

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Screecher®, Peppergard®, Mace (Mexico)®, Viper® defense spray, Kindergard®, TG Guard®, Take Down®, Muzzle®, Pepper Mace®, MSI and Design®, Mace® Community (European Union) Trademark, Pepper Gel®, and Take Down Extreme™. We also license the pending patent for our new Pepper Gun product.

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

Digital Media Marketing. We are applying for trademarks and service marks for the brands we sell on the internet.

Car and Truck Wash Business. We own a registered service mark for Super Bright®. Super Bright® is our brand name in our San Antonio, Texas and Lubbock, Texas locations. We operate our car washes in our Texas regions under locally recognizable names such as Colonial Car Wash, Dallas, Texas and Genie Car Wash, Austin, Texas.

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

Security Segment. The distribution, sale, ownership, and use of consumer defense sprays are legal in some form in all fifty states and the District of Columbia. However, in some states, sales to minors are prohibited and in several states (MA, MI, NY and WI, for example) sales are highly regulated. Among the typical regulations are the following, which list is not all inclusive: Massachusetts requires both the seller and possessor to be licensed; Michigan does not allow the sale of combinations of tear gas and pepper sprays; and New York requires sellers to be licensed firearms dealers or pharmacists. There are often restrictions on sizes, labeling and packaging that may vary from state to state. We have been able to sell our defense sprays consistent with the requirements of state laws. We believe we are in material compliance with all federal, state, and local laws that affect the sale and marketing of our defense spray business. There can be no assurance, however, that broader or more severe restrictions will not be enacted that would have an adverse impact on the sale of defense sprays. Additionally, certain states require licenses for the sale of our security equipment. We have obtained all required licenses.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). During February 2008, a search of the Company’s Bennington, Vermont location and the building it is located within was conducted under a search warrant issued by the U.S. District Court for the District of Vermont. Both the site investigation and search were focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified by the EPA were (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the Company believes that the building owner and not Mace is responsible for any soil clean up); (ii) approximately 130 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company and defective spray units); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas); and (iv) three steal drums containing a chemical used to make pyrotechnic grenades (this material is held for resale). The EPA is requiring the Company and the building owner to remove and properly dispose of the hazardous waste and properly store of all hazardous material. The EPA in findings of fact issued on February 20, 2008 estimated the cost for the removal and proper storage at $300,000, including the cost for any soil clean up which is not the responsibility of the Company. We estimate the range of possible loss attributable to the Company to be from approximately $285,000 to $365,000 including the cost of disposal of the waste materials, as well as expenses incurred with environmental engineers and legal counsel. An accrual of approximately $285,000 has been recorded as of December 31, 2007 for this matter representing management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. The EPA, the Company and the building owner have entered into an Administrative Consent Order which will govern the removal of hazardous waste and storage of hazardous material. The Administrative Consent Order requires that the Company provide a $500,000 bond to secure its obligations under the Administrative Consent Order. The Company is unable at this time to determine whether further action will be taken by the United States Attorney or if any charges, fines or penalties will be sought from the Company.

Digital Media Marketing. We believe that we currently comply with all state and federal laws within our online marketing practices. However, the online marketing segment has come under increased scrutiny by the Federal Trade Commission (“FTC”) and several state Attorney Generals in regards to online lead generation practices. Since our online marketing and e-commerce sites could be impacted, we are closely monitoring any changes to state or federal laws and FTC guidelines. In addition, any changes to laws impacting the import or sale of any products within our e-commerce division could adversely impact revenues, although we believe this to be of minimal risk in the near future.

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

RESEARCH AND DEVELOPMENT

Security Segment. Our staffs in our Ft. Lauderdale, Florida and Farmers Branch, Texas facilities determine the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2007, 2006 or 2005.

Digital Media Marketing. We spend funds on internally developing software used in this business. We also have employees whose duties are to perform market research and testing of new product ideas and improve existing products within the e-commerce division.

Car and Truck Wash Segment. There are no research and development expenditures within the Car and Truck Wash Segment.

INSURANCE

We maintain various insurance policies for our assets and operations. These policies provide property insurance including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated companies. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate but no earlier than the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $1,065,000 at December 31, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

Our electronic surveillance products are manufactured in Korea, China, and other foreign countries. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations. Our Digital Media Market Segment products are manufactured within the US as well as China and other foreign countries. All of our car and truck wash business is conducted in the United States. Approximately 3.8%, (or $841,000), 4.1%, (or $956,000) and 6.0% (or $1.5 million) of the 2007, 2006 and 2005 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Additionally, revenues of approximately 0.2%, or $18,000, of our newly acquired Digital Media Marketing Segment in 2007 were derived from customers outside of the United States.

EMPLOYEES

As of March 25, 2008, we had approximately 593 employees, of which approximately 454 were employed in the Car and Truck Wash Segment, 87 employed in the Security Segment, 35 employed in the Digital Media Marketing Segment, 14 in corporate clerical and administrative positions in our corporate and finance departments, and three in executive management. None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

For more information about Mace Security International, Inc., please visit our web site at www.mace.com. Our electronic filings with the SEC (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security Segment and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment and Digital Media Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and capital for equipment purchases. Although we had positive working capital of $17.8 million as of December 31, 2007, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital decreased by approximately $8.8 million from December 31, 2006 to December 31, 2007 principally due to the purchase of Linkstar in the quarter ended September 30, 2007. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that we will be able to sell our remaining car washes.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt. Our bank debt borrowings as of December 31, 2007 were $13.6 million, including capital lease obligations and borrowings related to discontinued operations, substantially all of which is secured by mortgages against certain of our real property (including up to 15 of our car wash facilities and one truck wash at December 31, 2007). Our most significant borrowings are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $10.5 million. We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the ongoing criminal immigration investigation, weather patterns and economic conditions. In the future, if our cash flows are less than expected or debt service, including interest expense, increases more than expected, we may continue to be out of compliance with the loan covenants and need to seek waivers or amendments. If we are in default on loan covenants and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities at December 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 36.5% of our total revenues for the fiscal year 2007, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated. Our secured notes payable to Chase total $10.5 million, $4.9 million of which was classified as non-current debt at December 31, 2007. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business. We reported net losses for the years ended December 31, 2007, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2007, 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under Statement of Financial Accounting Standards (“SFAS”) 142 and non-cash stock-based compensation expense under SFAS 123(R), we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to offer superior products and services.

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

If our insurance is inadequate, we could face significant losses. We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarial determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $1,065,000 at December 31, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risks Related to our Security Segment

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business. Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. We provide the specifications for most of our security products and contract with independent suppliers to engineer and manufacture those products and deliver them to us. Certain of these products contain proprietary intellectual property of these independent suppliers. Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property. In addition, if an infringement by us were found to exist, we may attempt to acquire a license or right to use such technology or intellectual property. Some of our suppliers have agreed to indemnify us against any such infringement claim, but any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources, which would adversely effect our operations and financial results.

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

If our original equipment manufacturers (“OEMs”) fail to adequately supply our products, our security products sales may suffer. Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

Our defense sprays use hazardous materials which if not properly handled would result in our being liable for damages under environmental laws. Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. We also store a chemical component of tear gas in our Bennington, Vermont facility in such quantities that if all the chemical was released into the air, could cause an evacuation of Bennington, Vermont until the chemical broke down into its components. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. The Environmental Protection Agency conducted a site investigation at our Bennington, Vermont facility in January, 2008 and found the facility in need of remediation. See Item 3. Legal Proceedings.

Risks Related to our Digital Media Marketing Segment

Our online marketing business lacks long-term contracts with clients.  Our clients who retain us to perform online marketing of their products hire us under contracts of less than twelve months.  As a result, our online marketing revenues are difficult to predict and may vary significantly.  Because we sometimes incur costs based on expectations of future revenues, our failure to predict future revenues accurately could have a material adverse effect on our business, results of operations, and financial condition.

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

We compete with many established e-commerce companies that have been in business longer than us. Current and potential e-commerce and online marketing competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining online registrants and converting registrants into customers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other internet properties.  Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We need to attract and retain a large number of e-commerce customers who purchase our products on a reoccurring basis.  Our e-commerce model is driven by the need to attract a large number of customers to our continuity program and to maintain customers for an extended period of time. We have fixed costs in obtaining an initial customer which can be defrayed only by a customer making further purchases. For our business to be profitable, we must convert a certain percentage of our initial customers to customers that purchase our products on a reoccurring monthly basis for a period of time. To do so, we must continue to invest significant resources in order to enhance our existing products and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop products and services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to improve our products and services on a timely basis, we may lose existing members and may fail to attract new customers.  Failure to enhance or develop products and services or to respond to the needs of our customers in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  Our e-commerce products are sold by us on the internet and are paid for by customers through credit card. From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependent upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

We depend on credit card processing for a majority of our e-commerce business, to include but not be limited to Visa, MasterCard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and or card authorization methods could significantly impact our revenues. Additionally our e-commerce membership programs are accepted under a negative option billing term (customers are charged monthly until they cancel), and change in regulation of negative option billing could significantly impact our revenue.

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

Government enforcement actions could result in a decrease demand for our products and services. The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. The Federal Trade Commission has conducted investigations of competitors and filed law suits against competitors. Some of the investigations and law suits have been settled by consent orders which have imposed fines and changes with regard to how competitors conduct business. The New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are legally permissible. Governmental or regulatory bodies may make a different judgment about the legally permissibility of the advertising we place and the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, or could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

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

We depend on third parties to manufacture all of the products we sell within our e-commerce division, and if we are unable to maintain these manufacturing and product supply relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result. In addition, shortages of raw ingredients, especially for our Purity mineral cosmetics line, could affect our supply chain and impede current and future sales and net revenues.  All of our products are contract manufactured or supplied by third parties. The fact that we do not have long-term contracts with our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors’ products, including mineral-based products. If we are unable to obtain adequate supplies of suitable products because of the loss of one or more key vendors or manufacturers, our business and results of operations would suffer until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

The quality of our e-commerce products depend on quality control of third party manufacturers. For our e-commerce products, third-party manufacturers may not continue to produce products that are consistent with our standards or current or future regulatory requirements, which would require us to find alternative suppliers of our products. Our third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards or applicable regulatory requirements. If we are forced to rely on products of inferior quality, then our customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales.

Within our e-commerce division, we manufacture and market health and beauty consumer products that are ingestible or applied topically. These products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be. We also may be vulnerable to product liability claims from their use. Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, some or all of these claims may rise to litigation, which could be costly and time consuming to our management team, and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates

Our car wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

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

Through our Car and Truck Wash Segment, we face a variety of potential environmental liabilities, including those arising out of improperly disposing waste oil or lubricants at our lube centers, , and leaks from our underground gasoline storage tanks. If we improperly dispose of oil or other hazardous substances, or if our underground gasoline tanks leak, we could be assessed fines by federal or state regulatory authorities and/or be required to remediate the property. Although each case is different, and there can be no assurance as to the cost to remediate an environmental problem, if any, at one of our properties, the costs for remediation of a leaking underground storage tank typically range from $30,000 to $75,000.

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

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value. Our common stock is listed on Nasdaq Global Market with a closing price of $1.44 at the close of the market on March 25, 2008. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

At March 25, 2008, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2. PROPERTIES

Our corporate headquarter is located in Fort Lauderdale, Florida and our corporate accounting and finance office is located in Horsham, Pennsylvania. We rent approximately 3,800 square feet of space at a current annual cost of approximately $159,000 in Fort Lauderdale, Florida and approximately 5,000 square feet of space at a current annual cost of approximately $114,000 in Horsham, Pennsylvania.

Security Segment Properties. The operations of our electronic surveillance product operations are located in Ft. Lauderdale, Florida and Farmers Branch, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of $127,000. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003 and a current employee of the Company. We purchased a 20,000 square foot facility in June 2004 in Ft. Lauderdale, Florida, where our professional electronic surveillance products and components are warehoused and sold. In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our consumer “do it yourself” electronic surveillance products and components and our high end camera products are warehoused and sold. We also warehouse our Digital Media Marketing Segment e-commerce division product at our Farmers Branch Facility. The Farmers Branch facility is secured by a first mortgage loan in the amount of $724,000 at December 31, 2007.

Digital Media Marketing Properties. The operations of our Digital Media Marketing Segment were consolidated in November of 2007 into a 5,000 square foot leased space in Wexford, PA, a suburb of Pittsburgh, PA, at an annual cost of approximately $90,000. We leased additional 2,000 square foot of space in March 2008 at an additional $40,000 annual costs. This additional space allows for expansion. We previously leased 3,872 square feet of space in San Francisco, California under an 18 month sublease agreement at an annual cost of approximately $81,000. We in turn entered into a sublease agreement for this space with a third party effective March 1, 2008. As noted above, we warehouse and ship our e-commerce division products from our Farmers Branch, Texas facility.

Car and Truck Wash Properties. Our principal fixed assets are our car wash facilities used for performing car care services which are described under Item 1. Business. The 21 car wash facilities operated by us as of December 31, 2007 are situated on sites we own or lease. As of December 31, 2007, we owned 19 and leased 2 of our car wash facilities. As of March 3, 2008, we own 13 and lease two car wash facilities. We have sold six car wash facilities since December 31, 2007. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

Locations (1)	Type of Car Wash (2)	Number of Facilities as of December 31, 2007	Number of Facilities as of March 3, 2008

Dallas, Texas Area	Full Service Self Serve /Lube	6 1	6 1

Austin, Texas	Full Service	3	3

Lubbock, Texas	Full Service	3	3

San Antonio, Texas (3)	Full Service	2	2

Sarasota, FL Area (4)	Full Service	6	0

(1)	The majority of our locations are owned, except for 2 locations in Dallas, Texas which are leased.

(2)
Several locations also offer other consumer products and related car care services, such as professional detailing services (currently offered at 14 locations), oil and lubrication services (currently offered at 7 locations), gasoline dispensing services (currently offered at 11 locations), state inspection services (currently offered at 6 locations), convenience store sales (currently offered at 1 location) and merchandise store sales (currently offered at 14 locations).

(3)
We entered into agreements on March 15, 2008 with a third party to lease and ultimately purchase one of our full service car washes in San Antonio, Texas. Pursuant to the agreements, the lessee must pay us $3,325 per month to lease the car wash, and is responsible for all underlying property and operating expenses. By May 1, 2009, the lessee is obligated under a sale agreement to purchase the car wash site for $500,000 cash. If the purchase obligation is not satisfied, we will regain possession of the car wash and the lessee will forfeit to us a $35,000 deposit made at the commencement of the agreements.

(4)	As of March 3, 2008, all of our Florida car wash sites have been sold.

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes. We expect to make investments in additional equipment and property as deemed necessary to insure the car washes operate adequately.

Many of our car washes are encumbered by first mortgage loans. Of the 21 car washes owned or leased by us at December 31, 2007, 15 properties and related equipment with a net book value totaling $24.1 million secured first mortgage loans totaling $12.3 million and six properties were not encumbered.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four of the Company’s then 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has completed its response to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings. The Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

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

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). During February 2008, a search of the Company’s Bennington, Vermont location and the building it is located within was conducted under a search warrant issued by the U.S. District Court for the District of Vermont. Both the site investigation and search were focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified by the EPA were (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the Company believes that the building owner and not Mace is responsible for any soil clean up); (ii) approximately 130 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company and defective spray units); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas); and (iv) three steal drums containing a chemical used to make pyrotechnic grenades (this material is held for resale). The EPA is requiring the Company and the building owner to remove and properly dispose of the hazardous waste and properly store of all hazardous material. The EPA in findings of fact issued on February 20, 2008 estimated the cost for the removal and proper storage at $300,000, including the cost for any soil clean up which is not the responsibility of the Company. We estimate the range of possible loss attributable to the Company to be from approximately $285,000 to $365,000 including the cost of disposal of the waste materials, as well as expenses incurred with environmental engineers and legal counsel. An accrual of approximately $285,000 has been recorded as of December 31, 2007 for this matter representing management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. The EPA, the Company and the building owner have entered into an Administrative Consent Order which will govern the removal of hazardous waste and storage of hazardous material. The Administrative Consent Order requires that the Company provide a $500,000 bond to secure its obligations under the Administrative Consent Order. The Company is unable at this time to determine whether further action will be taken by the United States Attorney or if any charges, fines or penalties will be sought from the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held on December 14, 2007. Proposals for the election of six directors to the Board of Directors for one-year terms and the ratification of the Audit Committee’s appointment of Grant Thornton as Mace’s registered public accounting firm for fiscal year 2007 were submitted to a vote.

The proposals were adopted by the shareholders. The voting was as follows:

		Votes Withheld
Directors:	Votes For	or Against	Abstentions
Louis D. Paolino, Jr.	12,079,551	1,120,607	-
Mark S. Alsentzer	12,093,451	1,106,707	-
Gerald T. LaFlamme	12,523,196	676,962	-
John C. Mallon	12,535,794	664,364	-
Constantine N. Papadakis, Ph.D	12,303,094	897,064	-
Dennis Raefield	12,536,489	663,669	-
Ratify appointment of
Grant Thornton LLP	12,360,560	635,526	204,072

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock is traded and quoted on the Nasdaq Global Market under the trading symbol "MACE." Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.

	HIGH	LOW
Year Ending December 31, 2006
First Quarter	$2.71	$2.25
Second Quarter	2.87	2.28
Third Quarter	2.59	2.13
Fourth Quarter	2.68	2.24
Year Ending December 31, 2007
First Quarter	$2.99	$2.50
Second Quarter	2.73	2.37
Third Quarter	2.70	1.85
Fourth Quarter	2.39	1.84
Year Ending December 31, 2008
First Quarter, through March 25, 2008	$2.05	$1.40

The closing price for our common stock on March 25, 2008, was $1.44. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 25, 2008, we had 110 stockholders of record and approximately 2,400 beneficial owners of our common stock. We did not pay dividends in the preceding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

For information regarding our equity compensation plans, See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(c) Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the Nasdaq Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”). (1)

(1)
The Selected Peer Group Index for the current year is comprised of securities of Command Security Corp, Goldleaf Financial Solutions, Innodata Isogen, Inc., Kintera, Inc., Lasercard Corp, Looksmart Ltd., Napco Security Systems, Inc., RAE Systems, Inc., Taser International, Inc., Think Partnership, Inc., Track data Corp., Tumbleweed Comm. Co., and Versar, Inc. The current peer group includes security product, e-commerce and digital media marketing companies to more appropriately reflect Mace’s business. The peer group used in the prior year was comprised of IPIX Corporation, Lo Jack Corp., Napco Security Systems Inc., Rockford Corporation, Taser International Inc., and Vicon Industries Inc. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY
INTERNATIONAL, INC., THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	2002	2003	2004	2005	2006	2007
Mace Security International, Inc.	100.00	100.00	229.67	118.18	122.49	97.13
Selected New Peer Group	100.00	203.38	357.08	153.80	140.82	168.36
Selected Old Peer Group	100.00	243.21	757.53	413.28	356.07	494.63
Nasdaq Market Index	100.00	150.36	163.00	166.58	183.68	201.91

The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

(d) Recent Sales of Unregistered Securities

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders by paying approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing and $500,000 of promissory notes bearing a 5% interest rate due in January 2008. As part of the consideration paid for Linkstar, the Company issued 1,176,471 unregistered shares of the Company’s common stock with a total value of $3.0 million to the six prior shareholders of Linkstar Interactive, Inc.

In undertaking this issuance, the Company relied on an exemption from registration under Section 4(2) of the Securities Act.

(e) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2007	-	-	-	$1,964,000
November 1 to November 30, 2007	-	-	-	$1,964,000
December 1 to December 31, 2007	36,538	2.01	36,538	$1,888,000
Total	36,538	2.01	36,538

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of December 31, 2007, 53,909 shares had been repurchased under this program at a cost of approximately $112,000.

ITEM 6. SELECTED FINANCIAL DATA

The information below was derived from our Consolidated Financial Statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those financial statements and the Notes to the Consolidated Financial Statements. For more information regarding this financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section also included in this report.

Statement of Operations Data:	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share information)
Revenues:
Car wash and detailing services	$11,704	$12,881	$13,835	$12,553	$14,118
Lube and other automotive services	3,091	3,445	3,232	3,317	3,977
Fuel and merchandise	2,391	2,928	3,771	3,251	2,815
Security	22,278	23,366	24,909	16,632	5,581
Digital media marketing	7,625	-	-	-	-
	47,089	42,620	45,747	35,753	26,491
Cost of revenues:
Car wash and detailing services	9,494	10,187	10,289	9,359	10,684
Lube and other automotive services	2,464	2,727	2,441	2,553	3,041
Fuel and merchandise	2,250	2,769	3,504	3,032	2,603
Security	16,223	17,427	17,658	11,989	3,485
Digital media marketing	6,120	-	-	-	-
	36,551	33,110	33,892	26,933	19,813

Selling, general and administrative expenses	18,344	16,150	12,257	10,109	7,099
Depreciation and amortization	1,431	1,342	1,242	1,221	998
Costs of terminated acquisitions	-	-	-	53	-
Goodwill and asset impairment charges	627	151	1,563	6,726	9

Operating loss	(9,864)	(8,133)	(3,207)	(9,289)	(1,428)

Interest expense, net	(450)	(709)	(661)	(731)	(719)
Other income	1,045	851	346	115	43
Loss from continuing operations before income taxes	(9,269)	(7,991)	(3,522)	(9,905)	(2,104)

Income tax expense (benefit)	98	156	2,186	(3,206)	482
Loss from continuing operations	(9,367)	(8,147)	(5,708)	(6,699)	(2,586)
Income (loss) from discontinued operations, net of tax	2,782	1,365	688	289	(947)
Net loss	$(6,585)	$(6,782)	$(5,020)	$(6,410)	$(3,533)

Basic and Diluted loss per share
Loss from continuing operations	$(0.60)	$(0.53)	$(0.38)	$(0.49)	$(0.21)
Income (loss) from discontinued operations, net of tax	$0.18	$0.09	0.05	0.02	(0.07)
Net loss	$(0.42)	$(0.44)	$(0.33)	$(0.47)	$(0.28)
Weighted average number of shares outstanding	15,810,705	15,274,498	15,271,637	13,679,604	12,414,816

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$17,764	$26,556	$14,615	$17,471	$270
Intangible assets, net	$13,796	$4,546	$6,148	$6,522	$11,614
Total assets	$75,436	$87,598	$96,111	$102,757	$90,602
Long-term debt, including current maturities	$13,558	$23,966	$26,674	$29,195	$31,286
Stockholders’ equity	$53,566	$56,506	$61,650	$66,522	$54,212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2007, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

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

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, retailers and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the year ended December 31, 2007 for the Security Segment were comprised of approximately 35.2% from our professional electronic surveillance operation in Florida, 44.4% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 20.4% from our personal defense and law enforcement aerosol operation in Vermont.

Digital Media Marketing

Our Digital Media Marketing Segment is an online marketing and e-commerce business which has two business divisions: (1) online marketing and (2) e-commerce. The segment uses proprietary technologies and software to provide marketing services to third party advertisers and to sell products on the internet.

Our online marketing division, PromoPath, is an online affiliate marketing company that drives customer acquisitions or leads for advertising clients principally using the cost-per-acquisition (“CPA”) model. PromoPath helps companies create effective performance driven marketing campaigns and provides design, brand and technical support services in order to achieve these goals. PromoPath works with many large publishers to reach many areas of interactive media. PromoPath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix, Discover credit cards and Bertelsmann Group. PromoPath generates CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue or “Cost per Acquisition” in the digital marketing marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the Data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead Generation is referred to as CPL “Cost per Lead” in the digital media marketplace. Advertisers purchasing media on a Cost per Lead basis are interested in collecting data from consumers expressing interest in a product or service. Cost per Lead varies from Cost per Acquisition in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

Our e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominately through online advertising on both the PromoPath platform as well as third-party websites. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); and Eternal Minerals, a dead sea spa product line (www.eternalminerals.com); as well as Mace’s pepper sprays and surveillance products. We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Revenues within our Digital Media Marketing Segment from the acquisition date, July 20, 2007, were approximately $7.6 million; consisting of $3.4 million, or 44.7%, from our online marketing division and $4.2 million, or 55.3%, from our e-commerce division.

Car and Truck Wash Services

At December 31, 2007, we owned full service and self-service car wash locations in Florida and Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated for 2007 for the Car and Truck Wash Segment were comprised of approximately 68% from car washing and detailing, 18% from lube and other automotive services, and 14% from fuel and merchandise. Additionally, our Arizona, Florida and our Northeast region car washes and our truck washes are being reported as discontinued operations, (see Note 4 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $10.0 million, $20.7 million and $22.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating income from discontinued operations was $714,000, $1.75 million and $1.73 million for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle paid Mace $9,000 per month to lease the Company’s truck washes, and was responsible for all underlying property expenses. On December 31, 2007 Eagle completed the purchase of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note has a five-year term, with principal and interest paid on a 15-year amortization schedule. As a result, we did not recognize revenue or operating expenses during the term of the lease other than rental income and interest expense.

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

Digital Media Marketing

Cost of revenues within the Digital Media Marketing Segment consist primarily of amounts we pay to website publishers that are directly related to revenue-generating events, including the cost to enroll new members, fulfillment and warehousing costs, including direct labor and related taxes and fringe benefits and e-commerce product costs.

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

Results of Operations for the Three Years Ended December 31, 2007, 2006 and 2005

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2007	2006	2005

Revenues	100%	100.0%	100.0%
Cost of revenues	77.6	77.7	74.1
Selling, general and administrative expenses	39.0	37.9	26.8
Depreciation and amortization	3.0	3.1	2.7
Goodwill and asset impairment charges	1.3	0.4	3.4
Operating loss	(20.9)	(19.1)	(7.0)
Interest expense, net	(1.0)	(1.6)	(1.4)
Other income	2.2	2.0	0.8
Loss from continuing operations before income taxes	(19.7)	(18.7)	(7.6)
Income tax expense	0.2	0.4	4.8
Loss from continuing operations	(19.9)	(19.1)	(12.4)
Income from discontinued operations, net of tax	5.9	3.2	1.5
Net loss	(14.0)%	(15.9)%	(10.9)%

Revenues

Security

Revenues were approximately $22.3 million, $23.4 million and $24.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of the $22.3 million of revenues for the year ended December 31, 2007, $7.8 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $9.9 million, or 44%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $4.6 million, or 21%, from our personal defense and law enforcement aerosol operation in Vermont. Of the $23.4 million of revenues for year ended December 31, 2006, $9.1 million, or 39%, was generated from our professional electronic surveillance operation in Florida, $10.8 million, or 46%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $3.5 million, or 15%, from personal defense and law enforcement aerosol operations in Vermont. Of the $24.9 million of revenues for the year ended December 31, 2005, $8.4 million, or 34%, was generated from our professional electronic surveillance operations in Florida, $13.0 million, or 52%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $3.5 million or 14%, for our personal defense and law enforcement aerosol operations in Vermont.

The decrease in revenues within the Security Segment in 2007 as compared to 2006 was due principally to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower selling prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, competitive pressures and the impact on operations and management of the Florida embezzlement investigation. The decrease in sales of our consumer direct electronic surveillance operations in Texas was largely a result of increased competition and inventory shortages of certain components. The Company’s machine vision camera and video conferencing equipment operation was impacted by competition and certain large customers purchasing direct from its main supplier. This decrease in revenue was partially offset by a $1.05 million or 30% increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products. The decrease in revenues within the Security Segment in 2006 as compared to 2005 was due principally to a decrease in our high end digital and machine vision cameras and professional imaging components sales and to a lesser extent in our consumer direct electronic surveillance and retail sales in our Texas operations. This decrease was partially offset by Securetek operations, which we acquired in November of 2005 and integrated into our Ft. Lauderdale, Florida operations and provided approximately $1.5 million of revenue in the year ended December 31, 2006 compared to $179,000 in 2005, which we acquired in November of 2005. We also experienced an increase in our sales of professional electronic surveillance equipment sales in our Ft. Lauderdale, Florida operations, partially offset by a decrease in sales of our Vernex monitor through a decision to eliminate the sale of plasma monitors and sales of monitors to large distributors.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment from the acquisition date, July 20, 2007, were approximately $7.6 million, consisting of $3.4 million from our online marketing division and $4.2 million from our e-commerce division. Of the $3.4 million of revenues in the online marketing division, $2.2 million, or 66%, was cost-per-action (“CPA”) revenue, $576,000, or 17%, was lead generation revenue, and $559,000, or 17%, was list management revenue.

Car and Truck Wash Services

Revenues for the year ended December 31, 2007 were $17.2 million as compared to $19.2 million for the year ended December 31, 2006, a decrease of $2.0 million or 10.4%. Of the $17.2 million of revenues for the year ended December 31, 2007, $11.7 million or 68% was generated from car wash and detailing, $3.1 million or 18% from lube and other automotive services, and $2.4 million or 14% from fuel and merchandise sales. Of the $19.2 million of revenues for the year ended December 31, 2006, $12.9 million or 67% was generated from car wash and detailing, $3.4 million or 18% from lube and other automotive services, and $2.9 million or 15% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas market due to unfavorable weather. Overall car wash volumes declined by 150,000 cars, or 19%, in 2007 as compared to 2006, 16% excluding the impact of a car wash volume reduction of approximately 38,900 cars from the closure and divestiture of four car wash locations in Texas since September 2006 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average car wash and detailing revenues per car to $18.69 in 2007, from $16.60 in 2006. This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressively selling detailing and additional on-line car wash services. The decrease in fuel and merchandise revenues was primarily the result of selling less volume of fuel as a result of higher fuel prices. The decrease in merchandise sales in our car wash lobbies corresponds with the reduction in our car wash volumes and site traffic.

Revenues for the year ended December 31, 2006 were $19.2 million as compared to $20.8 million for the year ended December 31, 2005, a decrease of $1.6 million or 8%. This decrease was primarily attributable to a decrease in wash and detail services. Of the $19.2 million of revenues for the year ended December 31, 2006, $12.9 million or 67% was generated from car wash and detailing, $3.4 million or 18% from lube and other automotive services, and $2.9 million or 15% from fuel and merchandise sales. Of the $20.8 million of revenues for the year ended December 31, 2005, $13.8 million or 66% was generated from car wash and detailing, $3.2 million or 16% from lube and other automotive services, and $3.8 million or 18% from fuel and merchandise sales. The decrease in wash and detail revenues in 2006 was principally due to the sale of car wash sites and reduced car wash volumes in all of our Texas markets. Car wash volumes declined 48,000 cars or 6% in 2006 as compared to 2005. The closure and divestiture of one of our Texas car wash locations since September 2006 resulted in a car wash reduction of 5,700 cars of the overall car reduction of 48,000 in 2006. In addition to this decline in volume, the Company experienced a slight decrease in average wash and detailing revenue per car to $16.60 in 2006, from $16.77 in 2005.

Cost of Revenues

Security

Costs of revenues were $16.2 million, or 73% of revenues, $17.4 million or 74% of revenues and $17.7 million or 71% of revenues for 2007, 2006 and 2005, respectively. The slight decrease in cost of revenues as a percentage of revenues in 2007 as compared to 2006 is due principally to a change in customer and product mix and a conscious effort to reduce discounting of list prices, offset partially by an increase in sale of discontinued products and refurbished items at lower profit margins.

The increase in cost of revenues as a percentage of revenues in 2006 as compared to 2005 is due to a change in customer and product mix and increased costs of adding additional technical and warehouse staff in 2006 to address customer needs as we continue to grow in this segment.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, were approximately $6.1 million; $3.2 million related to our online marketing division and $2.9 related to our e-commerce division.

Car and Truck Wash Services

Cost of revenues for the year ended December 31, 2007 were $14.2 million or 83% of revenues with car washing and detailing costs at 81% of respective revenues, lube and other automotive services costs at 80% of respective revenues, and fuel and merchandise costs at 94% of respective revenues. Cost of revenues for the year ended December 31, 2006 was $15.7 million, or 81% of revenues with car wash and detailing costs at 79% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 95% of respective revenues. Cost of revenues, as a percent of revenues, was relatively consistent between 2007 and 2006. The Company experienced a slight decline in wash and detailing operating margins in 2007 due to an increase in cost of labor as a percent of car wash and detailing revenues from 52.4% in 2006 to 53.6% in 2007 as a result of reduced volumes.

Cost of revenues for the year ended December 31, 2006 were $15.7 million, or 81% of revenues, with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 95% of respective revenues. Cost of revenues for the year ended December 31, 2005 were $16.2 million, or 78% of revenues, with car washing and detailing costs at 74% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 93% of respective revenues. This increase in car washing and detailing costs as a percent of revenues in 2006 was a result of an increase in labor as a percent of car wash and detailing revenues from 50.4% in 2005 to 52.4% in 2006, combined with an increase in workers’ compensation and car damage claims, utility costs, and wash and detail chemicals and supplies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2007 were $18.3 million compared to $16.1 million for the same period in 2006. SG&A expenses as a percent of revenues was 39% and 38% for the years ended December 31, 2007 and 2006, respectively. The increase in SG&A expenses is primarily the result of the acquisition of Linkstar which added SG&A expenses of $2.0 million in 2007 and a commission payment related to the Linkstar acquisition which added SG&A expenses of $310,000 in 2007. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee was approximately $240,000 in fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the year ending December 31, 2007 also include an accrual for approximately $285,000 for the waste remediation at our personal defense and law enforcement aerosol operation in Vermont and approximately $310,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received. The increase was partially offset by a decrease in costs related to the ongoing immigration investigation. SG&A expenses include $674,000 of legal, consulting and accounting fees in 2007 relating to the ongoing immigration investigation as compared to $1.5 million in 2006. SG&A expenses also include non-cash compensation expense of approximately $895,000 million and $1.35 million in the fiscal years 2007 and 2006, respectively. Management expects SG&A expenses to increase in the future as the Company continues to expand its security and digital media marketing operations.

SG&A expenses for the year ended December 31, 2006 were $16.1 million compared to $12.3 million for the same period in 2005, an increase of approximately $3.8 million or 31%. SG&A expenses as a percent of revenues were 38% for the year ended December 31, 2006 as compared to 27% for the year ended December 31, 2005. The increase in SG&A expenses is primarily the result of growth in infrastructure and an increase in marketing and advertising costs within the Security Segment, which added an additional $732,000 of SG&A expenses in 2006; $1.35 million related to non-cash charges to compensation expense for stock-based compensation under SFAS 123(R); and $1.5 million of legal, consulting and accounting fees relating to the ongoing immigration investigation. As noted above, the 2006 SG&A expenses include a charge of $240,000 representing the embezzlement that occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000. The independent forensic consulting firm agreed with these conclusions. We have filed a civil complaint against the former employee in June 2007 and are pursuing all legal measures to recover our losses of the embezzled funds at our Florida Security division.

Depreciation and Amortization

Depreciation and amortization totaled $1.4 million, $1.3 million and $1.2 million for 2007, 2006 and 2005, respectively. The increase in depreciation and amortization expense, principally in 2007 as compared to 2006, was related to amortization expense on Linkstar acquired intangible assets.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. There were no such expenses in 2007, 2006 or 2005.

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

Continuing Operations

In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 144, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment was principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather and increased competition near several of our facilities in Texas. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. Additionally, during the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their carrying values. Further, in the fourth quarter of 2006, as a result of our annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of goodwill of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded an impairment of goodwill of approximately $280,000 and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. These goodwill and trademark impairment charges were due to reductions in our future projected cash flows as sales levels in these divisions continue to deviate from historic levels as a result of competitive pressures.

Discontinued Operations

During the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, future expected cash flows of our truck wash operations would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey, by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2007 was $450,000 compared to $709,000 for the year ended December 31, 2006. The decrease in net interest expense is due to a slight increase in interest expense of approximately $17,000 as a result of increasing interest rates despite a reduction in outstanding debt due to routine principal payments offset by an increase in interest income of approximately $276,000 with the Company’s increase in cash and cash equivalents.

Interest expense, net of interest income, for the year ended December 31, 2006 was $709,000 compared to $661,000 for the year ended December 31, 2005. This increase in interest expense was the result of a decrease in interest income in 2006 as compared to 2005.

Other Income

Other income was $1.05 million, $851,000 and $346,000 for 2007, 2006 and 2005, respectively. Other income during 2007 included approximately $47,000 of gains on the sale of three Texas car wash sites in 2007, $752,000 of earnings on short-term investments and the recovery of a previously written-off acquisition deposit of $150,000. Other income in 2006 included a $461,000 gain on the sale of a Dallas, Texas car wash site and $323,000 of earnings on short term investments. Included in other income in 2005 are gains on short-term investments of $266,000.

Income Taxes

We recorded income tax expense of $98,000, $156,000 and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (1.1)%, (2.0)%, and (94.5)% for the years ended December 31, 2007, 2006, and 2005, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.3 million in 2005, $2.6 million in 2006, and $3.9 million in 2007 with a total valuation allowance of $10.7 million at December 31, 2007 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security and Digital Media Marketing Segments.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $12.4 million at December 31, 2007. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 20.2% at December 31, 2007, and 29.8% at December 31, 2006. The improvements in the Company’s total debt to total capitalization ratio is directly related to routine principal payments on debt and the payoff of debt related to the sale of car and truck wash sites as noted below.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security and Digital Media Marketing Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, cash generated from the sale of car washes, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of December 31, 2007, we had working capital of approximately $17.8 million. Working capital was approximately $26.6 million and $14.6 million at December 31, 2006 and 2005, respectively. Our positive working capital decreased by approximately $8.8 million from December 31, 2006 to December 31, 2007, principally due to the purchase of Linkstar in the quarter ended September 30, 2007. The increase in working capital at December 31, 2006 from 2005 was principally due to the reclassification at December 31, 2006 of assets and liabilities of our Arizona region, certain of our Northeast regions car washes and our truck washes as assets and related liabilities, held of sale.

During the years ended December 31, 2007, 2006 and 2005, we made capital expenditures of $536,000, $957,000 and $1.14 million, (including $171,000, $806,000, and $942,000 related to discontinued operations) respectively, within our Car and Truck Wash Segment. We believe our current cash and short-term investment balance at December 31, 2007 of $12.4 million, cash flow from operating activities in 2008, and cash generated from the sale of our car wash operations will be sufficient to meet our car wash capital expenditure funding needs through at least the next twelve months. In years subsequent to 2008, we estimate that our Car and Truck Wash Segment will require annual capital expenditures of $250,000 to $500,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car and Truck Wash Segment are necessary to maintain the efficiency and competitiveness of our sites. If the cash provided from operating activities does not improve in 2008 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $205,000, $341,000, and $455,000 for the fiscal years ending December 31, 2007, 2006, and 2005, respectively. We used $1.9 million of cash for the acquisition of Securetek in November 2005. We estimate capital expenditures for the Security Segment at approximately $100,000 to $200,000 for 2008, principally related to facility improvements and equipment for our Farmers Branch, Texas and Ft. Lauderdale, Florida operations.

We expect to invest significant resources and capital to grow our new Digital Media Marketing Segment. We expect to continue to invest in engineering staff and in the development of new services and technologies within our online marketing division as well as additional products within our e-commerce division. Further, we may need to expend additional capital resources in member acquisition costs and in integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. As usage of our websites increases, we will need to increase networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Our online marketing division will also require the infusion of additional capital as we grow because of our advertising customers, who are billed at the end of the month with payment terms of approximately 45 days, while we typically pay our website publishers in approximately 15 days. Additionally, as we introduce new e-commerce products, upfront capital spending is required to purchase inventory as well as pay for upfront media costs to enroll new e-commerce members.

We intend to continue to expend significant cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2008 and in years subsequent to 2008. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At December 31, 2007, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2008 and in years subsequent to 2008 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash and short-term investments balance of $12.4 million at December 31, 2007, the revolving credit facility, and cash generated from the sale of our car wash operations, will provide for growth in 2008. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $12.4 million at December 31, 2007, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2008.

In December 2004, the Company announced that it was exploring the sale of its car and truck washes. From December 2005 through March 3, 2008, we sold 34 car washes and five truck washes with total cash proceeds generated of approximately $33.7 million, net of pay-off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment. If the cash provided from operating activities does not improve in 2008 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At December 31, 2007, we had borrowings, including capital lease obligations, of approximately $13.6 million. We had three letters of credit outstanding at December 31, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2007. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were outstanding commercial letters of credit of $153,000 under this commitment at December 31, 2007.

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

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $10.5 million at December 31, 2007, including debt recorded as long-term debt at December 31, 2007, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to 15 of our car wash facilities as of December 31, 2007) are foreclosed upon, revenues from our Car and Truck Wash Segment, which comprised 36.5% of our total revenues for fiscal year 2007 would be severely impacted and we may be unable to continue to operate our business. Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions. If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $10.5 million, including debt recorded as long-term debt at December 31, 2007, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

On March 13, 2006, the Company learned that the United States Attorney for the Eastern District of Pennsylvania is conducting a criminal investigation regarding the alleged hiring of undocumented workers at the Company’s car washes. See “Item 3. Legal Proceedings.” From March 13, 2006 through December 31, 2007, the Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and $1.47 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively) associated with the governmental investigation and the Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors when they are made party to an action, suit or proceeding by reason of the fact that such officers or directors are officers or directors of the Company. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter. However, we believe that additional legal and other costs and expenses through 2008 may be significant as we work to resolve the criminal investigation. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of alleged violations of laws. Any such expenses or payments could have a material adverse effect on our liquidity and capital resources.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car and Truck Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2007, including debt related to discontinued operations and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$13,558	$5,795	$3,953	$1,541	$2,269
Minimum operating lease payments	4,302	998	1,422	931	951
	$17,860	$6,793	$5,375	$2,472	$3,220

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	1,302	1,302	-	-	-
	$1,302	$1,302	$-	$-	$-

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

(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at December 31, 2007.

(4) The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were outstanding commercial letters of credit under this commitment of approximately $153,000 at December 31, 2007. Additionally, outstanding letters of credit of $1,149,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 21, 2006. The principal terms of the employment agreement include: an annual salary of $450,000; three annual stock option grants fully vested on the date of each grant; certain bonus payments for the sale or purchase of businesses; a car allowance at a cost of $1,500 per month; provision for certain medical and other employee benefits; and prohibition against competing with Mace during employment and for a three-month period following a termination of employment. Mr. Paolino’s employment agreement also provides for a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. Additionally, if Mr. Paolino receives such change of control bonus, his employment agreement can then be terminated without an additional payment. Of the three stock option grants provided for in Mr. Paolino’s employment agreement, the first grant, exercisable into 450,000 shares of the Company’s common stock, was made on August 21, 2006. The second grant, exercisable into 300,000 shares of the Company’s common stock, was made February 22, 2008 and the third grant is expected be made on or about August 21, 2008. Because the grants are fully vested on the date of grant, they do not provide an incentive against Mr. Paolino resigning his employment.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $9.3 million for the year ended December 31, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $9.4 million, which included $896,000 in non-cash stock-based compensation charges and $1.5 million of depreciation and amortization. Cash was also impacted by an increase in accounts payable and accrued expenses of $1.3 million and an increase in inventory of $2.2 million.

Net cash used in operating activities totaled $3.1 million for the year ended December 31, 2006. Cash used in operating activities in 2006 was primarily due to a net loss from continuing operations of $8.1 million offset partially by $1.4 million in non-cash stock based compensation charges and $2.1 million of cash provided by discontinued operations. Net cash provided by operating activities totaled $1.3 million for year ended December 31, 2005. Cash provided by operating activities in 2005 was primarily due to the loss from continuing operations of $5.7 million, which included $1.2 million of depreciation and amortization, and $3.4 million of cash provided by discontinued operations.

Investing Activities. Cash provided by investing activities totaled approximately $15.1 million for the year ended December 31, 2007, which includes cash provided by investing activities from discontinued operations of $22.4 million related to the sale of 24 car wash sites and five truck washes in the year ended December 31, 2007 offset by the acquisition of Linkstar Interactive, Inc. of $6.9 million. Investing activity in 2007 also included capital expenditures of $365,000 related to ongoing car wash operations, $252,000 for Security Segment operations and Corporate and $172,000 for discontinued operations. Cash provided by investing activities totaled approximately $1.5 million for the year ended December 31, 2006, which includes capital expenditures of $151,000 related to ongoing car wash operations and proceeds of approximately $1.85 million from the sale of a Dallas, Texas car wash site, $353,000 for Security Segment operations and Corporate, and $806,000 for discontinued operations and proceeds of approximately $1.0 million from the sale of our Deptford, New Jersey site.

Cash used in investing activities totaled $4.8 million for the year ended December 31, 2005, which includes $1.9 million for the November 23, 2005 acquisition of Securetek, $197,000 for capital expenditures relating to ongoing car care operations, $465,000 for capital expenditures relating to the Security Segment operations and Corporate, $942,000 for discontinued operations, and $2.6 million for the purchase of short-term investments. These expenditures were partially offset by proceeds of approximately $1.1 million received from the sale of fixed assets.

Financing Activities. Cash used in financing activities was approximately $1.8 million for the year ended December 31, 2007, which includes $892,000 of routine principal payments on debt from continuing operations and $824,000 from routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $2.7 million for the year ended December 31, 2006, which includes $860,000 of routine principal payments on debt related to continuing operations, $1.3 million of routine principal payments on debt related to discontinued operations, and $527,000 cash used to pay off debt relating to the Dallas, Texas car wash site sold in the third quarter of 2006. Cash used in financing activities was $2.6 million for the year ended December 31, 2005, which includes routine principal payments on debt of $1.2 million from continuing operations, and $1.3 million from discontinued operations.

Seasonality and Inflation

The Company believes that its car washing and detailing operations are adversely affected by periods of inclement weather. In particular, long periods of rain and cloudy weather adversely affect our car wash volumes and related lube and other automotive services as people typically do not wash their cars during such periods. Additionally, extended periods of warm, dry weather, usually encountered during the Company’s third quarter, may encourage customers to wash their cars themselves which also can adversely affect our car wash business. The Company has attempted to mitigate the risk of unfavorable weather patterns in the past by having operations in diverse geographic regions. The Company does not believe its security or digital media marketing operations are subject to seasonality.

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

Revenue Recognition and Deferred Revenue

The Company’s recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for sales returns, discounts and allowances, are estimated and recorded concurrent with the recognition of the sale and are primarily based on historical return rates.

Revenues from the Company’s Security Segment are recognized when shipments are made and title has passed.

Revenues from the Company’s Digital Media Marketing Segment are recognized in accordance with SAB No. 104, Revenue Recognition in Financial Statements. The ecommerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the ecommerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products. Inventories at the Company’s car and truck wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory items are property valued. The Company identifies slow moving or discontinued product lines and assesses the ability to dispose of them at a price greater than costs. If it is determined that costs is less than market value, then cost is used for inventory valuation. If market value is less then costs, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security and Car Wash Segments, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer, based on the Company’s application of Statement of Position (“SOP”) 93-7. Under SOP 93-7, a company could capitalize and amortize direct-response advertising costs in a stable, established market where a company can demonstrate a history of profitability in the related product or advertising campaign. The Company’s determination is that neither the history nor stable market criteria are currently met.

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

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. Deferred income tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123 (R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. In the year ended December 31, 2007, the adoption of SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income from before income taxes of $924,300 ($895,000 in continuing operations-SG&A, $800 in continuing operations-cost of revenues and $28,500 in discontinued operations). SG&A stock compensation expense includes a $335,800 non-cash compensation charge related to a grant of fully vested options to Louis D. Paolino, Jr., the Company’s Principal Executive Officer, pursuant to the terms of his employment agreement dated August 21, 2006. Mr. Paolino’s employment agreement provides for fully vested stock option grants at the signing date and on the first and second anniversary dates of the employment agreement. Under the provisions of the employment agreement, the Company accounted for the forthcoming grant to Mr. Paolino based on the effective service inception date of August 2007 and accrued the $648,000 as an estimate in the quarter ended September 30, 2007 based on the value of the prior year grant. Mr. Paolino was ultimately granted 300,000 fully vested stock options, under the provisions of Mr. Paolino’s contract, on February 22, 2008 which were valued at $335,800 based on the Black Scholes valuation model. The actual amount of the grant was based on an independent compensation study commissioned by the Company’s Compensation Committee. An adjustment to the amount of the estimated stock-based compensation charge of $313,000 based on the compensation study and actual grant on February 22, 2008 was recorded in the fourth quarter of 2007.

In the year ended December 31, 2006, SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income before income taxes of $1.4 million ($1.36 million in continuing operations-SG&A expense and $28,500 in discontinued operations). The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2008 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2008 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

With the payoff of the Arizona fixed rate mortgages in the second quarter of 2007, nearly 100% of the Company’s debt at December 31, 2007, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2007. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $141,000 in 2007.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floats at prime plus .25. The interest rate cap contract had a 36-month term and capped the interest rate on the $7 million of variable rate debt at 6.5%. The contract expired at September 30, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm and Consolidated Financial Statements are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Mace Security International, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on such evaluation, management has concluded that Mace Security International, Inc.’s internal control over financial reporting is effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007, we began the remediation of the material weakness in our internal controls over cash and financial reporting associated with the Company’s Florida based security operation through: (i) hiring of new divisional accounting personnel for this location (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; and (v) increased corporate supervision of regional accounting personnel. We have completed the remediation and will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

DIRECTORS

Name	Age	Position
Louis D. Paolino, Jr.	51	Director, Chairman of the Board
Mark S. Alsentzer	52	Director
Gerald T. LaFlamme	68	Director
John C. Mallon	72	Director, Lead Independent Director
Constantine N. Papadakis, Ph.D	62	Director
Dennis Raefield	59	Director

All of Mace’s directors serve for terms of one year each until their successors are elected and qualified. All of the above directors were elected on December 14, 2007.

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

Mark S. Alsentzer has served as a director since December 15, 1999. From January 2006 to the present, Mr. Alsentzer has been the Chief Executive Officer and Director of Pure Earth, Inc. From December 1996 to October 2005, Mr. Alsentzer was a director of U.S. Plastic Lumber Corporation (a plastic lumber and recycling company). From December 1996 to July 2004, Mr. Alsentzer was the President and Chief Executive Officer of U.S. Plastic Lumber Corporation (a plastic lumber and recycling company). From 1992 to December 1996, Mr. Alsentzer was Vice President of Republic Environmental System, Inc. (an environmental services company). On July 23, 2004, U.S. Plastic Lumber Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mark S. Alsentzer was Chairman, President and Chief Executive Officer of U.S. Plastic Lumber Corporation. Mr. Alsentzer is no longer Chairman, a director, President or Chief Executive Officer of U.S. Plastic Lumber Corporation.

Gerald T. LaFlamme has served as a director since December 14, 2007. From 2004 to the present, Mr. LaFlamme has been President of JL Development Company, Inc. (a real estate development and consulting company). From 2001 to 2004, Mr. LaFlamme was Senior Vice President and CFO of Davidson Communities, LLC (a regional home builder). From 1978 to 1997, Mr. LaFlamme was Area Managing Partner for Ernst & Young, LLP, and a predecessor accounting firm in San Diego, CA. Mr. LaFlame is a director and Chairman of the Audit Committee of Arlington Hospitality Inc. On August 31, 2005, Arlington Hospitality Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mr. LaFlamme was a director.

John C. Mallon has served as a director since December 14, 2007. From 1994 to the present, Mr. Mallon has been the Managing Director of Mallon Associates (an investment bank and broker specializing in the security industry). From 1994 to 2006, Mr. Mallon was the Editor and Publisher of Mallon’s Security Investing and Mallon’s Security Report (financial newsletters tracking more than 250 public security companies). Mr. Mallon is a director of and Chairman of the Audit Committee of Good Harbor Partners Acquisition Corporation (a public special purpose acquisition corporation focusing on acquisitions in the global security market). Mr. Mallon is a director of and Chairman of the Board of IBI Armored Services, Inc. (a privately held national armored trucking, and money processing company).

Constantine N. Papadakis, Ph.D. has served as a director since May 24, 1999. From 1995 to the present, Dr. Papadakis has been the President of Drexel University. From 1986 to 1995, Dr. Papadakis was Dean of the College of Engineering at the University of Cincinnati. Dr. Papakakis is a director of Met-Pro Corporation, The Philadelphia Stock Exchange, Amkor Technology, Inc., Aqua America, Inc., CDI, Inc., The Executive Committee of the Greater Philadelphia Chamber of Commerce, the Opera Company of Philadelphia, the National Commission for Cooperative Education, and the World Trade Center of Philadelphia.

Dennis Raefield has served as a director since October 16, 2007. From April 2007 to the present, Mr. Raefield has been the President of Reach Systems, Inc. (formerly Edge Integration Systems, Inc.) (a manufacturer of security access control systems). From February 2005 to February 2006, Mr. Raefield was President of Rosslare Security Products, Inc. (a manufacturer of diverse security products). From February 2004 to February 2005, Mr. Raefield was President of NexVision Consulting (security business consultant). From January 2003 to February 2004, Mr. Raefield was President of Ortega InfoSystems (a software developer). From October 1998 to November 2002, Mr. Raefield was President of Ademco and Honeywell Access Systems (a division of Honeywell, Inc. that manufactured access control systems).

EXECUTIVE OFFICERS

Name	Age	Position
Louis D. Paolino, Jr.	51	President and Chief Executive Officer
Robert M. Kramer	55	Executive Vice President, General Counsel and Secretary
Gregory M. Krzemien	48	Chief Financial Officer and Treasurer

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

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University.

CORPORATE GOVERNANCE

Audit Committee and Audit Committee Financial Expert

The Board of Directors has determined that Gerald T. LaFlamme, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Gerald T. LaFlamme, Chairman, Mark S. Alsentzer, and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq Global Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Charter of the Audit Committee is posted on our website at www.mace.com.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the SEC and the Nasdaq Stock Market (the “Nasdaq”), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2007 were made on a timely basis, except that Form 3 Reports required to be filed within ten days of a person being elected as a director were filed late by Gerald T. LaFlamme, John C. Mallon and Dennis Raefield.

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

Nominating Committee

The Corporation has a Nominating Committee composed of all independent directors. The Nominating Committee has a charter that is available for inspection on the Company’s web site, www.mace.com under the heading of Investors Relations. The Nominating Committee considers candidates for Board membership suggested by its members, other Board members, and management. The Nominating Committee will also consider recommendations by stockholders of nominees for directors to be elected at the Company’s annual meeting of stockholders, if they are received on or before September 1 of the year of the meeting. In evaluating nominations received from stockholders, the Committee will apply the same criteria and follow the same process used to evaluate candidates recommended by members of the Nominating Committee. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company at the Company’s offices at 240 Gibraltar Road, Suite 220, Pennsylvania Business Campus, Horsham, Pennsylvania 19044. There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors in 2007.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. The Compensation Committee is responsible for developing the Company’s philosophy and structure for executive compensation. Consistent with this philosophy, on an annual basis the Compensation Committee reviews and sets the compensation of the following executive officers (the “Executive Officers”):

a)	Louis D. Paolino, Jr., the Chairman of the Board, Chief Executive Officer (“CEO”), and President;

b)	Gregory M. Krzemien, the Chief Financial Officer (“CFO”) and Treasurer;

c)	Robert M. Kramer, the Executive Vice President and General Counsel; and

d)	Ronald R. Pirollo, the Chief Accounting Officer and Corporate Controller. Mr. Pirollo was employed for part of 2007, having resigned on July 25, 2007.

The Company’s executive compensation program is based on principles designed to align executive compensation with the Company’s business strategy of creating wealth for its shareholders and creating long-term value for the business. The Compensation Committee believes in establishing base executive compensation which is comparable to the median base compensation paid by comparable companies with bonuses tied to the execution of business strategies approved by the Board. It is the Company’s philosophy to evaluate its executive compensation structure with other companies of comparative size, type and geographic scope. The Company’s compensation policy for executives is intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company. This was especially true in 2007, as the Company was in the process of selling its car washes and focusing its energy on the Security Segment. The Compensation Committee believes that the entrepreneurial spirit of Mr. Paolino is critical to the success of Mace. The Compensation Committee also recognizes the importance of continuity of management through the time of transition and believes that Mr. Paolino’s management team is experienced and capable.

Compensation and Benefits Philosophy. The compensation and benefits programs for the Executive Officers are designed with the goal of providing compensation and benefits that are fair, reasonable and competitive. The programs are intended to help the Company recruit and retain qualified executives, motivate executive performance to achieve specific strategic objectives of the Company, and align the interests of executive management with the long-term interests of the Company’s stockholders.

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

Performance: The Company believes that the best way to accomplish the alignment of compensation plans with the interest of its executives and shareholders is to link pay directly to individual and Company performance.

Cost: Compensation and benefit programs are designed to be cost-effective and affordable, ensuring that the interests of the Company’s stockholders are considered. This is especially critical during this time of transition, as we cannot afford to add executives to strengthen our “bench.”

Comparator Group: The relevant comparator group for compensation and benefit programs consists primarily of companies of comparative size, similar businesses and geographic scope. These are the firms with which the Company competes for talent. The comparator group was chosen to include companies with similar market capitalization, similar revenue size, direct competitors, and also included some companies in areas where the Company intended to do business in the future. The comparator group used by the Company was modified in December 2007. The reason for the modification was to select companies that the Compensation Committee believed were more closely aligned to the Company.

The comparator companies used when establishing the compensation for Mr. Paolino’s August 21, 2006 Employment Contract and Mr. Krzemein’s and Mr. Kramer’s February 12, 2007 Employment Contracts were:

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
Waste Services, Inc.

In addition to the comparator group above, Compensation Resources, Inc., the Company’s compensation consultant used in connection with Mr. Paolino’s 2006 Employment Contract and Mr. Krzemien’s and Mr. Kramer’s 2007 Employment Contract, examined a much broader group of companies in varied industries with a similar financial profile as Mace. This group included 120 companies, and the findings from the larger sample indicated that our peer group was statistically relevant.

The comparator companies used by the Company were modified in December 2007. The Hay Group, the Company’s compensation consultant used the comparator companies set forth below in connection with determining the second option grant made to Mr. Paolino under Mr. Paolino’s Employment Agreement dated August 21, 2006.

Command Security Corp	Lasercard Corp	Taser International, Inc.
Goldleaf Financial Solutions	Looksmart Ltd	Think Partnership, Inc.
Innodata Isogen, Inc.	Napco Security Systems, Inc	Track Data Corp
Kintera, Inc.	RAE Systems, Inc.	Tumbleweed Comm. Co
Versar, Inc.

Roles, Responsibilities and Charter of the Committee. The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies, oversee and evaluate the Company’s overall compensation structure and programs and establish the compensation for the Executive Officers. Direct responsibilities include, but are not limited to:

•	Determining and approving the compensation level of the CEO;

•	Evaluating and approving compensation levels of the other Executive Officers;

•	Evaluating and approving all grants of equity-based compensation to Executive Officers;

•	Recommending to the Board compensation policies for outside directors; and

•	Designing performance-based and equity-based incentive plans for the CEO and other Executive Officers and reviewing other benefit programs presented to the Compensation Committee by the CEO.

Overall Program Components. The key components of Mace’s executive compensation package are direct compensation and company-sponsored benefit plans. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by the Company’s executives. The Company seeks to achieve its compensation objectives through five key compensation elements:

•	A base salary;

•
Structured performance bonuses (with respect to Mr. Paolino’s Employment Contract), Periodic (generally annual) grants of long-term, equity-based compensation (i.e., longer-term incentives), such as stock options, which may be subject to performance-based and/or time-based vesting requirements;

•	Change in control arrangements that are designed to retain executives and provide continuity of management in the event of an actual or threatened change of control;

•	Special awards and/or bonuses for duties that are above and beyond the normal scope of duties for a given executive; and

•	Perquisites and benefits.

Competitive Consideration. In making compensation decisions with respect to each element of compensation, the Compensation Committee considers the competitive market for executives and compensation levels provided by comparable companies. The Compensation Committee regularly reviews the compensation practices at companies with which it competes for talent, including businesses engaged in activities similar to those of the Company, as noted in the list above.

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

Executive Compensation Practices. The Company’s practices with respect to each of the five key compensation elements identified above, as well as other elements of compensation, are set forth below, followed by a discussion of the specific factors considered in determining key elements of fiscal year 2007 compensation for the Executive Officers.

Base Salary. Base salary is designed to attract and retain experienced executives who can drive the achievement of the Company’s business goals. Base salaries are generally targeted slightly above the median of the competitive market for Mr. Paolino and slightly under the median for the other Executive Officers. While an executive’s initial base salary is determined through an assessment of comparative market levels for the position, the major factors in determining base salary increases are individual performance, pertinent experience and an increase in responsibility. Executives who are new to a role may have base salaries below the market median; similarly, an executive who has significant experience and tenure and has demonstrated sustained superior performance over time may have salaries above the market median.

The minimum salary for the CEO, CFO, and General Counsel are established by employment agreement. The amount of any increase over this minimum for the CEO, CFO and General Counsel, and salary in the case of Mr. Pirollo (whose salary was not specified in an employment agreement), are determined by the Compensation Committee based on a variety of factors, including:

•	The nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies;

•	The expertise of the individual executive;

•	The competitiveness of the market for the executive’s services;

•	The recommendations of the CEO (except in the case of his own compensation), and

•	The amount of structured bonuses paid under the executive’s Employment Contract (in the case of Mr. Paolino.

Where not specified by contract, salaries are generally reviewed annually.

Fiscal Year 2007 Base Salary Decisions. Among Mace’s Chief Executive Officer and the other most highly compensated executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”), Mr. Paolino, Mr. Krzemien, and Mr. Kramer are employed pursuant to agreements described under Employment Agreements below. Mr. Paolino’s base salary was not increased during fiscal year 2007. Mr. Paolino’s base salary of $450,000 was established in his Employment Contract dated August 21, 2006. Mr. Paolino’s Employment Contract was entered into after a compensation analysis was conducted in July and August of 2006. In August of 2006, Mr. Paolino’s base salary was changed from $400,000 to $450,000 for the remainder of 2006. Mr. Paolino’s base salary was not changed in 2007. The competitive market was utilized in establishing the base salary in Mr. Paolino’s Employment Contract. The analysis and the data showed that cash compensation (base salary and cash bonus) in 2006, for the CEO position at the 50th percentile, was $480,000. The Compensation Committee felt that base salary cash compensation of $450,000 was sufficient for Mr. Paolino. The Compensation Committee did not change Mr. Paolino’s base compensation in 2007. When considering whether or not to change Mr. Paolino’s base compensation, the Compensation Committee considered the performance of the Company during 2007 and the amount of structured bonuses paid to Mr. Paolino under the terms of his Employment Contract. As the Company lost $6.2 million in 2007 and Mr. Paolino received $637,000 in structured bonuses, the Compensation Committee did not consider any increase in base salary for Mr. Paolino in 2007. The structured bonuses paid to Mr. Paolino under the terms of his Employment Agreement are described under the “Annual Incentives for Named Executive Officers” heading below.

Between September 2006 and December 2006, compensation analyses were performed for Mr. Krzemien’s position, Mr. Kramer’s position and Mr. Pirollo’s position by Compensation Resources, Inc. Taking into account the results of the studies and the performance of the Named Executive Officers, the Compensation Committee increased the base salary of Mr. Krzemien, Mr. Kramer and Mr. Pirollo and entered into Employment Contracts, with Mr. Krzemien and Mr. Kramer. Mr. Krzemien’s base salary was increased to $230,000 from $200,000, Mr. Kramer’s salary was increased to $230,000 from $210,000, and Mr. Pirollo’s salary was increased to $180,000 from $160,000. The increases all occurred on February 12, 2007. The increases were based on the competitive marketplace, and the individual performance of the Named Executive Officers. The base salaries of Mr. Krzemien, Mr. Kramer and Mr. Pirollo were not adjusted in 2005 or 2006.

Annual Incentives for Named Executive Officers. There is no formal incentive plan in place that rewards the Named Executive Officers for annual results. It is the opinion of the Compensation Committee and management that due to the current nature of the business, and the Company’s exit from the car wash segment, an Annual Incentive Plan and appropriate goal setting during this time of reorganization is extremely difficult, and could potentially reward non-desired behaviors. Therefore, we believe that equity participation provides a better line of sight and rewards the executives for increasing shareholder value and long-term growth of the Company. However, it is the intent of the Committee to implement a formal Annual Incentive Plan that will focus on key financial, operational, and individual goals when the business model stabilizes. Implementation of a formal incentive plan may occur in 2008.

Under the terms of Mr. Paolino’s August 21, 2006 Employment Contract, he is entitled to a Mergers and Acquisition Transaction Bonus (“Transaction Bonus”) as a reward for his efforts in acquiring new business lines, and divesting those businesses that no longer fit the strategic plan for the Company. This Transaction Bonus is 1% of the transaction value of any car wash sold, and 3% of the value of any other businesses bought or sold. The 3% reward is reduced by any fees paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations (no deduction is made for any fairness opinion fee). In 2007, all Transaction Bonuses totaled $637,000. The Company’s 2006 Compensation Committee believed that the Company would save significantly by providing a Transaction Bonus to the CEO, and thereby avoiding the larger fees that would be paid to an Investment Banking Firm that specializes in this area. Mr. Paolino brings special skills and abilities to the Company, and for which the 2006 Compensation Committee decided to reward and encourage through the structured Transaction Bonus.

The Compensation Committee has discretion to provide bonuses to the Executive Officers for exceptional results, special circumstances, and other non-quantitative measures. In 2007, no annual bonuses, special awards or recognition were granted by the Compensation Committee, and none of the Executive Officers received any annual incentive payments, other than the Transaction Bonus paid to Mr. Paolino under the terms of his Employment Contract.

Long-term Incentive Compensation. The long-term equity-based award is designed to attract and retain executives and certain other key employees, and to strengthen the link between compensation and increased returns for stockholders through share price appreciation. The Company uses stock options as its long-term incentive compensation. Awards granted to individual executives are discretionary and may be made annually under the Company’s 1999 Stock Option Plan (the “Option Plan”). The number of shares granted is at the discretion of the Compensation Committee and are generally awarded each year for the previous year’s performance, or when the Company conducts a market-based review to ensure compensation is in line with the outside world. The options are typically subject to a ten-year life and vest per the terms of each option agreement. Options are issued at the market close price for the Company’s common stock on the date the option is authorized. The value of each option is not adjusted during the option’s lifetime.

The Company has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:

•	All awards of stock options to Executive Officers are awarded by the Compensation Committee when each Executive Officer’s compensation and performance is reviewed by the Compensation Committee.

•
All awards of stock options to employees who are not Executive Officers are awarded by the Compensation Committee based on the Executive Officer’s recommendations after review by the Compensation Committee.

•	Option grants are not timed with the release of material non-public information.

•	Except for inducement grants for new employees, Executive Officers recommend an award of stock options based on a review of the employee’s performance and compensation.

•	The grant date of the stock options is always the date the Compensation Committee authorizes the grant or a date in the future.

•	The exercise price is the closing price of the underlying common stock on the grant date authorized by the Compensation Committee.

•	Stock option awards for Executive Officers are promptly announced on a Form 4 filing.

The long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of the Company’s stock on the date of authorization and to vest over time, based on continued employment, with rare exceptions made by the Compensation Committee. The Compensation Committee will not grant stock options with exercise prices below the market price of the Company’s stock on the date of authorization, and will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events permitted by the relevant plan) without shareholder approval. New option grants to Executive Officers normally have a term of ten years.

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

Fiscal Year 2007 Stock Option Decisions. In fiscal 2007, the Compensation Committee awarded long-term compensation to Executive Officers pursuant to the program described above resulting in the awards of stock options identified in the Grant of Plan Based Awards Table.

In determining the annual grant of options, the Committee considered any contractual requirements, market data on total compensation packages, the value of long-term incentive grants at targeted external companies, total shareholder return, share usage and shareholder dilution and, except in the case of the award to the Chief Executive Officer, the recommendations of the Chief Executive Officer.

Mr. Paolino’s Employment Contract provides that he was to receive an option grant within five days of August 21, 2007, based on a market assessment. The amount of option shares which were required to be granted are determined by the Company’s Compensation Committee, based on a current compensation study of the Chief Executive Officer position. The amount of option shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, is to equal no less than the “market consensus total direct compensation” amount paid by comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The Compensation Committee obtained a compensation study for the Chief Executive Officer position from the Hay Group. The compensation study indicated that the median market consensus for Total Direct Compensation was $722,834 and the 75th percentile market consensus for total direct compensation was $970,238. The Compensatory Committee decided to award Mr. Paolino with an amount of options that would equal $335,800 in Black Scholes value. On February 22, 2008, Mr. Paolino was issued 300,000 options in satisfaction of the employment contract obligation. The options with respect to the grant are fully vested on the date of the grant.

Between September 2006 and December 2006, compensation analyses were performed on Mr. Krzemien’s, Mr. Kramer’s and Mr. Pirollo’s positions. Option grants were made to bring Mr. Krzemien’s, Mr. Kramer’s and Mr. Pirollo’s compensation closer to the level of market consensus of the comparator group. In February 2007, new employment agreements were signed with Mr. Kramer and Mr. Krzemien. The new agreements provided that Mr. Kramer and Mr. Krzemien would each receive grants of 60,000 options, of which one-third vested immediately on the date of grant, February 12, 2007, one-third vests one year from the date of the grant, and the balance two years from the grant. These options have a ten year life. Mr. Pirollo was granted 25,000 options on February 12, 2007 with the same vesting schedule and life.

Change of Control Arrangements. The Company entered into a change of control arrangement with Mr. Paolino in 2006 and with Mr. Kramer and Mr. Krzemien in 2007. The Company entered into the arrangements in order to encourage the executives to remain employed with the Company during a period when the Company is changing its business from the car wash industry to the security business and e-commerce business. The Compensation Committee was concerned that the uncertain atmosphere could result in Mr. Paolino, Mr. Kramer, and Mr. Krzemien seeking employment at another company. The 2006 and 2007 Compensation Committee believed that it was important to retain its key executives as the Company transitioned its business.

Mr. Paolino’s change in control payment is linked to the single trigger of a change of control event. Mr. Paolino’s change of control payment is in the amount of 2.99 times his five-year average compensation. The Compensation Committee believed that it was appropriate for the Chief Executive Officer to have a single trigger, which would result in a change of control payment. The 2.99 amount was selected as it was under the threshold of the amount where an excise tax under Section 280G of the Internal Revenue Code would be imposed. Compensation Resources, Inc., the Company’s compensation consultant advised the Compensation Committee that a payment of 2.99 times total compensation was prudent, and that a single trigger was used among companies in the comparator group. If Mr. Paolino is paid the change of control payment, he can be discharged by the Company, without cause, with no further payment.

Mr. Kramer’s and Mr. Krzemien’s payments are linked to three separate events. Mr. Kramer and Mr. Krzemien receive a one-time payment of their base annual salary (currently $230,000) in the event that both a change of control occurs and Mr. Paolino no longer is Chief Executive Officer of the Company (“Double Trigger”). After the Double Trigger occurs, if the Company chooses to terminate Mr. Kramer or Mr. Krzemien, respectively, or the Company breaches their respective employment agreement, the affected Executive Officer would receive an additional one-time payment of his base annual salary (“Triple Trigger”). The Compensation Committee, after consultation with Compensation Resources, Inc., believed the lesser payment and the Double Trigger and Triple Trigger was sufficient to encourage the retention of Mr. Kramer and Mr. Krzemien.

Additionally, as a further inducement to encourage the continued employment of Mr. Kramer, Mr. Krzemien and Mr. Pirollo, the options that were issued to them on February12, 2007 all vest immediately upon a change of control.

Details of Change of Control Provision for Mr. Paolino. Louis D. Paolino, Jr., in August 2006, received a new three-year employment contract. Upon a change in control, Mr. Paolino is entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option awards, valued using the Black Scholes method) over the past five years. If Mr. Paolino receives the change of control payment, his employment can then be terminated by the Company without cause and with no further payment. Prior to a change of control payment, the Company can terminate Mr. Paolino, without cause upon the payment of 2.99 times Mr. Paolino’s five-year average total compensation. The Company computes the 2.99 payment as of December 31, 2007 as $3,851,000.

Details of Change of Control Provision for Mr. Krzemien. Mace currently employs Gregory M. Krzemien, its Chief Financial Officer and Treasurer, under an employment contract entered into on February 12, 2007. Under the employment contract, Mr. Krzemien is entitled to receive a one time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company; and (b) Louis D. Paolino, Jr. ceasing to be the Chief Executive Officer of the Company. Additionally, after Mr. Krzemien is paid the retention payment, he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of December 31, 2007, the annual base compensation of Mr. Krzemien was $230,000. If a change of control occurred and Mr. Paolino was terminated as the Chief Executive Officer on December 31, 2007, Mr. Krzemien would have received a retention payment of $230,000. Additionally, if on December 31, 2007, a change in control occurred and Mr. Paolino was terminated as the Chief Executive Officer, and the Company decided to either terminate Mr. Krzemien without cause or the Company breached Mr. Krzemien’s employment contract, Mr. Krzemien would have been paid a total of $460,000.

Details of Change of Control Provision for Mr. Kramer. Mace currently employs Robert Kramer, its Executive Vice President and General Counsel, under an employment contract entered on February 12, 2007. Under the employment contract, Mr. Kramer is entitled to receive a one-time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be the Chief Executive Officer of the Company. Additionally, after Mr. Kramer is paid the retention payment, he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of December 31, 2007, the annual base compensation of Mr. Kramer was $230,000. If a change of control had occurred and Mr. Paolino was terminated as the Chief Executive Officer on December 31, 2007, Mr. Kramer would have received a retention payment of $230,000. Additionally, if on March 15, 2007, a change in control had occurred and Mr. Paolino was terminated as the Principal Executive Officer, and the Company decided to either terminate Mr. Kramer without cause or the Company breached Mr. Kramer’s employment contract, Mr. Kramer would have been paid a total of $460,000.

Benefits and Perquisites. With limited exceptions, the Committee supports providing benefits and perquisites to the Executive Officers that are substantially the same as those offered to other officers of the Company. In the case of the CEO, the Company allowed his assistant to aid him with his personal business during the first half of 2007. There is no incremental cost to the Company of allowing Mr. Paolino’s assistant to aid him with his personal business. In fiscal 2007, Mr. Paolino, per his contract, was entitled to $1,500 per month that the Company uses to lease him a premium vehicle. Mr. Kramer and Mr. Krzemien as of February 12, 2007 became entitled to a $700 per month car allowance. Mr. Pirollo received a $500 per month car allowance.

Total Compensation. In making decisions with respect to elements of an Executive Officers’ compensation, the Compensation Committee considers the total compensation that may be awarded to the executive, including salary, special awards/bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for Executive Officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

Policy with respect to the $1 million deduction limit. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s Principal Executive Officer and the four other most highly compensated executive officers as of the end of the fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company’s Board of Directors for year ended December 31, 2007 consisted of directors (i) Burton Segal, Mark Alsentzer, and Constantine N. Papadakis, Ph.D. from January 1, 2007 to December 14, 2007, and (ii) Constantine Papadakis, Ph.D., Dennis Raefield and John C. Mallon from December 14, 2007 to December 31, 2007. No executive officer of Mace served as a director or compensation committee member of any entity of which Messrs. Segal, Alsentzer, Papadakis, Mallon or Raefield was an executive officer or director.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company’s Board of Directors consists of directors Constantine N. Papadakis, Ph.D, John C. Mallon and Dennis Raefield of whom the Board has determined are independent pursuant to the Nasdaq Stock Market, Inc.’s Marketplace Rules. This report shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Executive Compensation Discussion and Analysis contained in this Form 10-K Annual Report for year ended December 31, 2007. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Executive Compensation Discussion and Analysis be included in the Proxy Statement.

The Compensation Committee of the Board of Directors

Constantine N. Papadakis, Ph.D.
John C. Mallon
Dennis Raefield

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to, or on behalf of the Named Executive Officers for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)		Bonus ($)(2)		Option Awards ($) (3)		All Other Compensation ($) (4)		Total
Louis D. Paolino, Jr. Chairman of the Board, President and Chief Executive Officer	2007 2006	$ $	450,000 417,307	$ $	637,000 -	$ $	415,630 790,119	$ $	19,545 26,728	$ $	1,522,175 1,234,154

Robert M. Kramer Executive Vice President, General Counsel and Secretary	2007 2006	$ $	227,308 210,000	$ $	- -	$ $	109,721 70,812	$ $	7,431 4,070	$ $	344,460 284,882

Gregory M. Krzemien Chief Financial Officer and Treasurer	2007 2006	$ $	225,962 200,000	$ $	- -	$ $	101,742 56,650	$ $	7,731 1,809	$ $	335,435 258,459

Ronald R. Pirollo (5) Chief Accounting Officer and Corporate Controller	2007 2006	$ $	103,385 160,000	$ $	- -	$ $	17,455 23,604	$ $	2,907 5,085	$ $	123,747 188,689

(1) The Company (i) granted no restricted stock awards, and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal year ended December 31, 2007. Additionally, the Company has never issued any stock appreciation rights (SARs).

(2) Total of Transaction Bonus paid to Mr. Paolino during 2007 under the terms of his Employment Contract.

(3) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123(R) for all existing stock option awards and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2007.

(4)  Mr. Paolino receives a car at a lease cost of $1,500 per month through May 2007 and a car allowance of $1,500 per month beginning in June 2007 for the remainder of 2007 upon expiration of his then current car lease. Mr. Paolino also received a discount of $1,545 and $8,728 on the purchase of security products from the Company during the fiscal years ended December 31, 2007 and 2006, respectively. Mr. Krzemien, Mr. Kramer, and Mr. Pirollo received reimbursement for certain commuting expenses. Additionally, during the first half of 2007 and in 2006 the Company allowed Mr. Paolino’s assistant to aid him with his personal business, which has no incremental cost to the Company.

(5) Mr. Pirollo resigned on July 25, 2007.

Louis D. Paolino, Jr. Employment Agreement

Mace currently employs Louis D. Paolino, Jr., as its President and Chief Executive Officer under a three-year Employment Contract dated August 21, 2006 and expiring on August 21, 2009 (“Paolino Employment Agreement”). The Company obtained a Compensation Study from Compensation Resources, Inc., an independent third party consulting firm, prior to entering into the Paolino Employment Agreement.

The initial base salary under the Paolino Employment Agreement is $450,000. The Paolino Employment Agreement provides for three separate option grants to Mr. Paolino for common stock under Mace’s 1999 Stock Option Plan at an exercise price equal to the close of market on the date of grant. The first grant was issued on August 21, 2006 and was an option exercisable into 450,000 shares of common stock at an exercise price of $2.30. The second options grant (“Second Grant”) was to be awarded within five days of the August 21, 2007 (this award in the amount of 300,000 was made on February 22, 2008) and the third options grant (“Third Grant”) is to be awarded within five days of August 21, 2008. The amount of shares of the Second Grant and Third Grant (“Option Shares”) shall be exercisable into is to be determined by the Company’s Compensation Committee, based on a then current compensation study of the Principal Executive Officer position. The amount of Option Shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, is to equal no less than the “market consensus total direct compensation,” amount paid by the comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The options with respect to each of the grants shall be fully vested on the date of the grant.

Under the Paolino Employment Agreement, Mr. Paolino is to receive a bonus of (a) one percent (1%) of the sales price of any car washes sold (excepting one car wash under contract on the date of the Paolino Employment Agreement and which has been sold); and (b) three percent (3%) of the purchase or sale price of any other business sold or purchased. The three (3%) amount is reduced by the amount of any fee paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations. The three percent (3%) commission is not reduced for a fee paid to any investment banker for a fairness opinion or other valuation. In 2007 the described bonus paid to Mr. Paolino equaled $637,000.

Upon termination of employment by the Company without cause or upon a change in control, Mr. Paolino is entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black Scholes method) over the past five years. If Mr. Paolino receives the change of control bonus, his employment can then be terminated by the Company without cause and without the payment of a second 2.99 times payment. The Company computes the 2.99 payment as of December 31, 2007 as $3,851,000.

Under the Paolino Employment Agreement, Mr. Paolino receives a car at a lease cost of $1,500 per month and Company standard medical and other employee benefits. Mr. Paolino is prohibited from competing with the Company during his period of employment and for a three-month period following a termination of employment.

Gregory M. Krzemien Employment Agreement

Mace currently employs Gregory M. Krzemien as its Chief Financial Officer and Treasurer under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Krzemien Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Krzemien Employment Agreement. The initial base salary under the Krzemien Employment Agreement is $230,000. In accordance with the Krzemien Employment Agreement, Mr. Krzemien received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008, and one-third on February 12, 2009.

Under the Krzemien Employment Agreement, Mr. Krzemien will receive a one-time retention payment equal to Mr. Krzemien’s then annual base compensation (currently $230,000) upon the occurrence of both of (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be Chief Executive Officer of the Company. After Mr. Krzemien receives the retention payment, if Mr. Krzemien’s employment is then terminated without cause or if the Company breaches the Krzemien Employment Agreement, Mr. Krzemien is entitled to an additional one-time payment equal to Mr. Krzemien’s then annual base compensation. The current total amount of both the retention payment and termination payment is $460,000.

Mr. Krzemien receives a car allowance of $700 which began in February 2007 and the Company’s standard medical and other employee benefits. Mr. Krzemien is prohibited from competing with the Company during his period of employment and for a three-month period following termination of employment.

Robert M. Kramer Employment Agreement

Mace currently employs Robert M. Kramer as its Executive Vice President, General Counsel and Secretary under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Kramer Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Kramer Employment Agreement. The initial base salary under the Kramer Employment Agreement is $230,000. In accordance with the Kramer Employment Agreement, Mr. Kramer received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008 and one-third on February 12, 2009.

Under the Kramer Employment Agreement, Mr. Kramer will receive a one-time retention payment equal to Mr. Kramer’s then annual base compensation (currently $230,000) upon the occurrence of both of (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be Principal Executive Officer of the Company. After Mr. Kramer receives the retention payment, if Mr. Kramer’s employment is then terminated without cause or if the Company breaches the Kramer Employment Agreement, Mr. Kramer is entitled to an additional one-time payment equal to Mr. Kramer’s then annual base compensation. The current total amount of both the retention payment and termination payment is $460,000.

Mr. Kramer receives a car allowance of $700 per month beginning in February 2007, and the Company’s standard medical and other employee benefits. Mr. Kramer is prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

Ronald R. Pirollo Employment Agreement

Mr. Pirollo was employed during all of 2006. Mr. Pirollo resigned on July 25, 2007. The primary terms of the employment agreement of Ronald R. Pirollo expired on March 26, 2003. Mr. Pirollo or the Company was entitled to terminate Mr. Pirollo’s employment at any time. Mr. Pirollo’s salary during 2006 through March 15, 2007 was $160,000 annually. From March 15, 2007 to Mr. Pirollo’s resignation, his annual salary was $180,000. On June 19, 2007, Mr. Pirollo and the Company entered into a Retention Agreement providing for Mr. Pirollo to be paid a lump sum cash payment equal to Mr. Pirollo’s then current annual base salary ($180,000) upon the occurrence of both of the following while Mr. Pirollo was an employee: (a) Louis D. Paolino, Jr. no longer serving as the Company’s Chief Executive Officer and (b) an event constituting a change in control of the Company as defined in the Retention Agreement. The Retention Agreement is no longer in effect as Mr. Pirollo is no longer an employee of the Company.

Potential Payments upon Termination or Change of Control

For a description of compensation that would become payable under existing arrangements in the event of a change of control or termination of each Named Executive officers employment under several different circumstances, see the discussion under Change of Control Arrangements in the Compensation Discussion and Analysis Sub-Section which is part of the Executive Compensation Section of this report. The following table quantifies the amounts payable upon a change of control or the termination of each of the current Named Executive Officers.

Change of Control Payment and Termination Payments - Louis D. Paolino, Jr., Chief Executive Officer

Event Triggering Payment	Severance Payment(1)	Acceleration of Option Awards(10)
Change of Control(2)	$3,851,000	$-
Termination by Company before Change of Control(3)	$3,851,000	$-
Termination by Company after Change of Control Payment(4)	$-	$-
Termination by Mr. Paolino(5)	$3,851,000	$-

Change of Control Payment and Termination Payments - Gregory Krzemien, Chief Financial Officer

Event Triggering Payment	Severance Payment(7)	Acceleration of Option Awards (10)
Change of Control and Mr. Paolino ceasing to be CEO(2)(6)	$230,000	$-
Termination by Company without Cause(8)	$230,000	$-
Termination by Mr. Krzemien(9)	$230,000	$-

Change of Control Payment and Termination Payments - Robert M. Kramer, Executive Vice President, General Counsel and Secretary

Event Triggering Payment	Severance Payment(7)	Acceleration of Option Awards (10)
Change of Control and Mr. Paolino ceasing to be CEO(2)(6)	$230,000	$-
Termination by Company without Cause(8)	$230,000	$-
Termination by Mr. Kramer(9)	$230,000	$-

(1) The amount to be paid is 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black Scholes formula) over the past five years. The stated amount was calculated based on Mr. Paolino’s average total compensation over the past five years as of December 31, 2007.

(2) A Change of Control Event is defined in the Named Executive Officer’s Employment Agreement as any of the events set forth in items (i) through and including (iii) below: (i) the acquisition in one or more transactions by any “Person,” excepting the employee, as the term “Person” is used for purposes of Sections 13(d) or 14(d) of the Exchange Act, of “Beneficial Ownership” (as the term beneficial ownership is used for purposes or Rule 13d-3 promulgated under the Exchange Act) of the fifty percent (50%) or more of the combined voting power of the Company’s then outstanding voting securities (the “Voting Securities”), for purposes of this item (i), Voting Securities acquired directly from the Company and from third parties by any Person shall be included in the determination of such Person’s Beneficial Ownership of Voting Securities; (ii) the approval by the shareholders of the Company of: (A) a merger, reorganization or consolidation involving the Company, if the shareholders of the Company immediately before such merger, reorganization or consolidation do not or will not own directly or indirectly immediately following such merger, reorganization or consolidation, more than fifty percent (50%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from or surviving such merger, reorganization or consolidation in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, reorganization or consolidation, or (B) a complete liquidation or dissolution of the Company, or (C) an agreement for the sale or other disposition of 50% or more of the assets of the Company and a distribution of the proceeds of the sale to the shareholders; or (iii) the acceptance by shareholders of the Company of shares in a share exchange, if the shareholders of the Company immediately before such share exchange do not or will not own directly or indirectly following such share exchange own more than fifty percent (50%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from or surviving such share exchange in substantially the same proportion as the ownership of the Voting Securities outstanding immediately before such share exchange.

(3) Termination by majority vote of the Board of Directors, without cause. The payment is not due upon a termination based on the inability of Mr. Paolino to perform his duties for 120 consecutive days because of illness, or termination based on Mr. Paolino causing $500,000 or more in expenses to the Company due to Mr. Paolino engaging in willful misconduct or a felony.

(4) If the Change of Control Payment is made to Mr. Paolino, the Board of Directors may terminate him without any further payment.

(5) If the Company requires Mr. Paolino to perform his duties from an office more than a fifty mile radius from Fort Lauderdale, Florida or changes Mr. Paolino’s duties and authority as the Company’s Chief Executive Officer, Mr. Paolino may terminate his Employment Agreement, and the Company is then obligated to pay Mr. Paolino 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black Scholes formulae) over the past five years. The stated amount was calculated based on Mr. Paolino’s average total compensation over the past five years as of December 31, 2007.

(6) Payment is due (“Retention Payment”) on the occurrence of a Change of Control Event plus Mr. Paolino no longer serving as the Company’s Chief Executive Officer, either before or after the Change of Control Event.

(7) Payment is the amount of the Named Executive Officer’s then current annual base salary. The named Executive’s current base salary as of December 31, 2007 is $230,000.

(8) The payment is not due upon a termination based on the inability of the Named Executive Officer to perform his duties for 120 consecutive days because of illness or termination or based on the Named Executive Officer being terminated for Cause. Cause is the Named Executive Officer committing fraud, misrepresentation, theft or embezzlement against the Company, conviction of a felony, material intentional violations of the Company’s policies or a material breach by the Named Executive Officer of his Employment Agreement. The Company does not have the right to terminate without cause, until the Retention Payment has been paid (see footnote 6 above).

(9) If the Company breaches or defaults the Named Executive Officer’s Employment Agreement, the Named Executive Officer may terminate his Employment Agreement and the Company is then obligated to pay the Named Executive Officer his then annual base salary. Upon termination by the Named Executive Officers upon a breach by the Company, the Company remains obligated to pay the Retention Payment, if it would have become due but for the breach or default of the Company.

(10) Assumes exercise of all in-the-money stock options for which vesting accelerated at $2.03 per share (the closing price of the Company’s common stock on December 31, 2007).

Grants of Stock Options

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards per Share	Grant Date Fair Value of Stock and Option Awards
Louis D. Paolino, Jr.	-	-	-	-

Gregory M. Krzemien	2/12/2007	60,000	$2.73	$111,726

Robert M. Kramer	2/12/2007	60,000	$2.73	$111,726

Ronald R. Pirollo	2/12/2007	25,000	$2.73	$46,553

On February 22, 2008, Mr. Paolino received an option to purchase 300,000 shares of common stock at an exercise price of $1.69 per share. The option grant was based on the competitive total direct compensation in the marketplace. The Black Scholes value of the option grant, plus Mr. Paolino’s base salary, was intended to bring Mr. Paolino to an appropriate level for similarly situated executives. The market study prepared by Hay Group indicated that the median market consensus for Total Direct Compensation (Cash Compensation plus Equity) was $722,834 and the 75th percentile market consensus for Total Direct Compensation was $970,238. The Compensation Committee decided to award Mr. Paolino with an amount of options that would equal $335,800 in Black Scholes value. The option to purchase 300,000 shares was immediately exercisable. The intent was to reward Mr. Paolino for his performance, and provide him with the motivation to stay with the Company and grow the stock price to benefit the shareholders. Under Mr. Paolino’s August 21, 2006, Employment Agreement, the option was required to have been awarded within five days of August 21, 2007. The Compensation Committee did not make the stock option award by the required date because the Compensation Committee wanted to take more time to decide on the proper amount of the award.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2007, including the number of exercisable and un-exercisable stock options as of December 31, 2007 by grant. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Louis D. Paolino, Jr.(1)	5,000	-	2.56	10/18/2000	10/18/2010
	87,500	-	2.36	4/4/2002	4/4/2012
	150,000	-	1.32	7/14/2003	7/14/2013
	568,182	-	4.21	11/2/2004	11/2/2014
	14,000	-	5.35	11/19/2004	11/19/2014
	150,000	-	5.35	11/19/2004	11/19/2014
	15,000	-	2.64	10/31/2005	10/31/2015
	100,000	50,000	2.40	3/23/2006	3/23/2016
	450,000	-	2.30	8/21/2006	8/21/2016

Gregory M. Krzemien (2)	62,500	-	5.38	3/26/1999	3/26/2009
	50,000	-	1.38	3/30/2001	3/30/2011
	37,500	-	2.36	4/4/2002	4/4/2012
	150,000	-	1.32	7/14/2003	7/14/2013
	50,000	-	5.35	11/19/2004	11/19/2014
	40,000	20,000	2.40	3/23/2006	3/23/2016
	20,000	40,000	2.73	2/12/2007	2/12/2017

Robert M. Kramer (3)	81,395	-	5.38	3/26/1999	3/26/2009
	18,605	-	11.00	12/27/1999	12/27/2009
	5,000	-	2.56	10/18/2000	10/18/2010
	50,000	-	5.38	3/30/2001	3/30/2011
	37,500	-	2.36	4/4/2002	4/4/2012
	150,000	-	1.32	7/14/2003	7/14/2013
	37,500	-	4.21	11/2/2004	11/2/2014
	75,000	-	5.35	11/19/2004	11/19/2014
	50,000	25,000	2.40	3/23/2016	3/23/2016
	20,000	40,000	2.73	2/12/2007	2/12/2017

(1)
All options are fully vested, except for the option for 150,000 shares granted to Mr. Paolino on March 23, 2006, of which 100,000 options are vested and 50,000 are not vested. The 50,000 unvested options vest on March 23, 2008.

(2)
All options are fully vested, except for the option for 60,000 shares granted to Mr. Krzemien on March 23, 2006 and the option for 60,000 shares granted on February 12, 2007. The 20,000 shares unvested of the March 23, 2006 grant, fully vest on March 23, 2008. 20,000 shares of the 60,000 shares granted on February 12, 2007 vested immediately, 20,000 shares vested on February 12, 2008 and 20,000 will vest on February 12, 2009.

(3)
All options are fully vested, except for the option for 75,000 shares granted to Mr. Kramer on March 23, 2006 and the option for 60,000 shares granted on February 12, 2007. The 25,000 shares unvested of the March 23, 2006 grant fully vest on March 23, 2008. 20,000 shares of the 60,000 shares granted on February 12, 2007 vested immediately, 20,000 shares vested on February 12, 2008 and 20,000 will vest on February 12, 2009

DIRECTOR COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Directors for the year ended December 31, 2007, other than Louis D. Paolino, Jr. whose compensation is described on page 53 of this Form 10-K Annual Report for fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total
Constantine N. Papadakis, Ph.D	$34,500	$-	$-	$34,500
Mark Alsentzer	$32,000	$-	$-	$32,000
Burton Segal	$32,000	$-	$-	$32,000
Matthew Paolino (2)	$25,500	$-	$-	$25,500
Dennis Raefield	$2,000	$-	$-	$2,000
Gerald T. LaFlamme	$1,500	$-	$-	$1,500
John C. Mallon	$1,500	$-	$-	$1,500

1.
The aggregate options outstanding at December 31, 2007 were as follows: Mark Alsentzer-107,500 options; Constantine Papadakis, Ph.D.-102,500 options; Burton Segal-55,000 options; and Matthew Paolino-111,500 options. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s Audited Financial Statement for the fiscal year ended December 31, 2007. The amounts in this column reflect the dollar amount recognized, in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), for financial reporting purposes for the fiscal year ended December 31, 2007. There were no options granted to non-employee directors in 2007. In 2006, each non-employee Director and Mathew Paolino received a grant of 15,000 options which grants vested immediately and had a grant date fair market value of $25,643. The 2006 grant was made as part payment for serving on the Board during 2007.

2.
For the year ended December 31, 2007, Matthew Paolino received $4,327 in salary as a Vice President of the Company and did not receive any directors fees. Matthew Paolino’s position as a Vice President was terminated on January 26, 2007.

For the year 2007, the Board of Directors, approved of the following fees to be paid to Directors who are not employees of the Company with respect to their calendar year 2008 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee Director for each Board of Director or Committee meeting attended in person; and a $500 fee to each non-employee Director for each Board of Director or Committee meeting exceeding thirty minutes in length attended by telephone; and a grant of 15,000 options at the close of market on December 12, 2006 to each non-employee Director and Matthew Paolino. The grants vested immediately and had a grant date fair market value of $25,643. For the year 2008, the Board of Directors, approved of the following fees to be paid to Directors who are not employees of the Company with respect to their calendar year 2008 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee Director for each Board of Director or Committee meeting attended in person; a $500 fee to each non-employee Director for each Board of Director or Committee meeting exceeding thirty minutes in length attended by telephone; and a grant of 15,000 options at the close of market on January 8, 2008 to each non-employee Director. The grants vested immediately.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two Stock Option Plans that have been approved by the shareholders. The plans are the 1999 Stock Option Plan and the 1993 Stock Option Plan. Stock options are issued under the 1999 Stock Option Plan and 1993 Stock Option Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of both Stock Option Plans is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees. Warrants have been issued in connection with the sale of the shares of the Company’s stock, the purchase and sale of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors of the Company. Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
1993 Stock Option Plan	18,959	$3.11	56,999
1999 Stock Option Plan	4,421,056	$3.51	2,580,147
Total of both Equity Compensation Plans approved by stockholders	4,440,015	$3.31	2,637,146
Equity compensation plans not approved by stockholders	433,000	$8.02	N/A
Total	4,873,015	$3.91	2,637,146

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 29, 2008 regarding ownership of shares of Mace common stock by the following persons:

•	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the SEC;

•	each director of Mace;

•	each Named Executive Officer; and

•	all directors and executive officers of Mace, as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of February 29, 2008 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)
Louis D. Paolino, Jr.	2,780,640	(2)	15.1%
Lawndale Capital Management, LLC 591 Redwood Highway, Suite 2345 Mill Valley, CA 94941	1,574,479	(3)	9.6
Ancora Capital, Inc. One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122	1,327,500	(4)	8.1
Robert M. Kramer	649,539	(5)	3.8
Mark S. Alsentzer	622,500	(6)	3.8
Gregory M. Krzemien	475,250	(7)	2.8
Constantine N. Papadakis, PhD.	127,500	(8)	*
Dennis Raefield	25,000	(9)	*
Gerald T. LaFlamme	15,000	(10)	*
John C. Mallon	15,000	(11)	*
All current directors and executive officers as a group (8 persons)	4,710,429	(12)	24.0%

* Less than 1% of the outstanding shares of Mace common stock.

(1) Percentage calculation is based on 16,465,253 shares outstanding on February 29, 2008.

(2) Includes options to purchase 1,889,682 shares.

(3)  According to their Schedule 13D Amendment 7 filed with the SEC on October 16, 2007, consists of 1,574,479 shares to which Lawndale Capital Management, LLC (“Lawndale”) has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew Shapiro and Diamond A. Partners, L.P. (“Diamond”). Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership. Mr. Shapiro is the sole manager of Lawndale. Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale. Diamond has shared voting and dispositive power with respect to 1,241,038 shares of the Company.

(4) According to their Schedule 13D Amendment 4 filed with the SEC on January 14, 2008, Ancora Group, which includes Ancora Capital, Inc.; Ancora Securities, Inc., the main subsidiary of Ancora Capital, Inc.; Ancora Advisors, LLC; Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, an investment limited partnership; and various owners and employees of the aforementioned entities have aggregate beneficial ownership of 1,327,700 shares. Ancora Securities, Inc. is registered as a broker/dealer with the SEC and the National Association of Securities Dealers. Ancora Advisors, LLC is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940, as amended. The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, Ancora Homeland Security Fund and Ancora Bancshares, are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Mr. Richard Barone is the controlling shareholder of Ancora Capital, controls 31% of Ancora Advisors, LLC owns approximately 15% of Merlin Partners, and is Chairman of and has an ownership interest in the various Ancora Funds. Ancora Advisors, LLC has the power to dispose of the shares owned by the investment clients for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds. Ancora Advisors, LLC disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities, Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares. Ancora Securities, Inc. disclaims beneficial ownership of such shares. All entities named herein each disclaim membership in a Group within the meaning of Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated there under.

(5) Includes options to purchase 570,000 shares.

(6) Includes options to purchase 122,500 shares. Also includes 200,000 shares that have been delivered by Mr. Alsentzer in street name to Argyll Equities, LLC (“Argyll”), as collateral for a $600,000 loan obtained by Mr. Alsentzer on April 27, 2004 (“Pledged Shares”). Mr. Alsentzer had advised the Company that he retained the right to vote the Pledged Shares. By letter dated May 4, 2005, Mr. Alsentzer requested that Argyll confirm in writing that the Pledged Shares were in Argyll's possession and being held as collateral, under the terms of Mr. Alsentzer’s agreement with Argyll. To date, Mr. Alsentzer has not received the requested confirmation or any notice of default from Argyll. Based on the information the Company has received, the Company is not able to determine whether Mr. Alsentzer retains beneficial ownership over the Pledged Shares.

(7) Includes options to purchase 450,000 shares.

(8) Includes options to purchase 117,500 shares.

(9) Includes options to purchase 15,000 shares.

(10) Represents options to purchase 15,000 shares.

(11) Includes options to purchase 15,000

(12) See Notes 2 and 5 through 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $127,000 for years ending December 31, 2006 and 2007.

The Company’s Audit Committee Charter, Section IV.E.(vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E.(iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved of by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Constantine N. Papadakis, Ph.D., Mark Alsentzer and Gerald LaFlamme. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines. The Corporate Governance Guidelines provide that a majority of the Company’s directors should be independent, as defined by the rules of the NASDAQ Global Market and Section 3.14 of the Company’s ByLaws. Section 3.14 of the Company’s ByLaws is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The Board has determined that Messers. Alsentzer, LaFlamme, Mallon, Papadakis and Raefield are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company was billed $273,781 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2007, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2007 through March 25, 2008. The Company was billed $456,314, by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed during 2006.

Audit Related Fees. The Company did not incur any audit related fees during 2007 or 2006.

Tax Fees. The Company was billed $36,428 and $64,553 for tax compliance services rendered by Grant Thornton LLP during 2007 and 2006, respectively.

All Other Fees. The Company did not incur any other fees during 2007 or 2006.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s independent auditors, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. All auditing services and permitted non-audit services in 2007 and 2006 were pre-approved. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the Chairman to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

(a) (2)
The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

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

*3.3	Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 16, 2007.

*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)

*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)

*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)

*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)

*3.8	Amended and Restated ByLaws of the Company dated October 16, 2007 (Exhibit 3.1 to the October 16, 2007 Form 8K dated October 16, 2007)

*10.1	1993 Non-Qualified Stock Option Plan (1)

*10.2	Trademarks(1)

*10.3	Warrants in connection with the acquisition of the assets of the KinderGard Corporation (2)

*10.4	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999) (3)

*10.5
Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31. (Exhibit 10.124 to the December 31, 1999 Form 10-KSB dated March 29, 2000)

*10.6
Loan Agreement and Promissory Note dated November 28, 2000, between the Company, its subsidiary Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $6,754,400. (Exhibit 10.130 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.7
Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, one additional amendment which is substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc., is not being filed). (Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.8
Modification Agreement between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004).(Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001)

*10.9
Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000. (Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)

*10.10
Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates. (Exhibit 10.136 to the December 31, 2001 Form 10-K dated March 11, 2002)

*10.11
Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.12	Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. (Exhibit 10.142 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.13
Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)

*10.14
Line of Credit Note and Credit Agreement dated December 15, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Bank One Texas, N.A. in the amount of $500,000. (Exhibit 10.146 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.15
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

*10.16
Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.17
Modification and Extension of Note and Ratification of Mortgage Liens dated November 28, 2003, between the Company, its subsidiary, Eager Beaver Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $5,723,079. (Exhibit 10.155 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.18
Note Modification Agreement and Amendment to Credit Agreement dated December 15, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Bank One, Texas, N.A. in the amount of $500,000. (Exhibit 10.156 to the December 31, 2004 Form 10-K dated March 12, 2004)

*10.19
Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50. (Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004)

*10.20
Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash - Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.) (Exhibit 10.158 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.21
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

*10.22	Warrant dated May 26, 2004 to purchase 183,000 shares of the Company’s common stock, issued to Langley Partners, L.P. (Exhibit 4.3 to the June 16, 2004 Form S-3)

*10.23	Securities Purchase Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth on the Signature pages thereof (Exhibit 10.1 to the June 16, 2004 Form S-3)

*10.24	Registration Rights Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth on the Signature pages thereof (Exhibit 10.2 to the June 16, 2004 Form S-3)

*10.25	First Amendment to the Securities Purchase Agreement, dated June 8, 2004 (Exhibit 10.3 to the June 16, 2004 Form S-3)

*10.26	Agreement for purchase and Sale of Assets by and among MDI Operating, L.P. America Building Control, Inc. and Mace Security International, Inc. (Exhibit 2.1 to the July 1, 2004 Form 8-K)

*10.27
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

*10.28
Promissory Note dated September 15, 2004, between the Company, its subsidiary, Mace Security Products, Inc., and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.29	First Amendment to Asset Purchase Agreement dated August 27, 2004, between Vernex, Inc. and Mace Security Products, Inc. (Exhibit 10.169 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.30	Securities Purchase Agreement between Mace and Langley Partners, L.P. (Exhibit 99.2 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.31	Registration Rights Agreement between Mace and Langley Partners, L.P. (Exhibit 99.3 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.32	Warrant to be issued to Langley Partners, L.P. (Exhibit 99.4 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.33	Registration Rights Agreement between Mace and JMB Capital, L.P. (Exhibit 99.6 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.34	Warrant to be issued to JMB Capital Partners, L.P. (Exhibit 99.7 to the December 14, 2004 Form 8-K dated December 16, 2004)

*10.35
Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc. and Bank One, Texas, N.A. in the amount of $500,000. (Exhibit 10.1 to the March 31, 2005 Form 10-Q dated May 10, 2005)

*10.36
Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000. (Exhibit 10.179 to the December 31, 2005 Form 10-K dated July 14, 2006)

*10.37
Asset Purchase Agreement dated February 28, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona, Inc., and CW Acquisition, LLC. (Exhibit 10.1 to the February 28, 2006 Form 8-K dated March 6, 2006) +

*10.38
Amendment to Credit Agreement dated October 31, 2006, effective September 30, 2006 between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, five additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Truck Wash, Inc., Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products Inc., and Eager Beaver Car Wash, Inc., are not being filed). (Exhibit 10.1 to the September 30, 2006 Form 10-Q dated November 13, 2006)

*10.39	Employment Agreement dated August 21, 2006 between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.1 to the August 21, 2006 Form 8-K dated August 22, 2006) (3)

*10.40	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)

*10.41	Employment Agreement dated February 12, 2007 between Mace Security International, Inc., and Robert M. Kramer. (Exhibit 10.2 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)

*10.42	Retention Agreement between Mace Security International, Inc. and Ronald Pirollo, dated as of June 19, 2007. (Exhibit 10.1 to the June 19, 2007 Form 8-K dated June 25, 2007) (3)

*10.43
Extension Agreement dated April 6, 2007 to Asset Purchase Agreement dated December 7, 2006, between Mace Security International, Inc., Mace Car Wash, Inc., Mace Car Wash-Arizona Inc., and Twisted Cactus Enterprises, LLC. (Exhibit 10.186 to the December 31, 2006 Form 10-K dated July 2, 2007)

*10.44
Stock Purchase Agreement, dated July 12, 2007, by and among Mace Security International, Inc., Linkstar Interactive, Inc. and Maurry Mendelovich, Colin McIntyre, Michael Katz, Shawn Mendelovich, Christine McIntyre and Emily Pender. (Exhibit 2.1 to the July 12, 2007 Form 8-K dated July 18, 2007)

*10.45
Asset Purchase Agreement dated November 8, 2007, among Mace Security International, Inc., Eager Beaver Car Wash Inc. and Wash Depot Holdings, Inc. (Exhibit 10.1 to the November 8, 2007 Form 8-K dated November 15, 2007)

*10.46
Global Truck Wash Facility Acquisition Agreement dated December 31, 2005, between Eagle United Truck Wash, LLC and Mace Truck Wash, Inc. (Exhibit 99.1 to the December 31, 2005 Form 10-K dated July 14, 2006) +

11	Statement Regarding: Computation of Per Share Earnings.

*14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Corporate Governance Guidelines dated October 16, 2007 (Exhibit 99.1 to the October 16, 2007 8-K dated October 16, 2007)

*Incorporated by reference

+Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(10)	Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.

(11)
Incorporated by reference to the Company's Form 10-QSB report for the quarter ended September 30, 1994 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through 10.10 in that report.

(12)	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACE SECURITY INTERNATIONAL, INC.

By: /s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr. Chairman of the Board, Principal Executive Officer, and President

DATED the 31 day of March, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Louis D. Paolino, Jr.	Chairman of the Board,	March 31, 2008
Louis D. Paolino, Jr.	Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Gregory M. Krzemien	Chief Financial Officer	March 31, 2008
Gregory M. Krzemien	and Treasurer (Principal Financial Officer)

/s/ Mark S. Alsentzer	Director	March 31, 2008
Mark S. Alsentzer

/s/ Constantine N. Papadakis, Ph.D.	Director	March 31, 2008
Constantine N. Papadakis, Ph.D.

/s/ Gerald T. LaFlamme	Director	March 31, 2008
Gerald T. LaFlamme

/s/ John C. Mallon	Director	March 31, 2008
John C. Mallon

/s/ Dennis Raefield	Director	March 31, 2008
Dennis Raefield

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2007, 2006, and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

Mace Security International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,103	$4,055
Short-term investments	4,249	3,571
Accounts receivable, less allowance for doubtful accounts of $791 and $690 in 2007 and 2006, respectively	2,920	2,223
Inventories	9,296	7,170
Prepaid expenses and other current assets	2,241	1,797
Assets held for sale	5,665	25,745
Total current assets	32,474	44,561
Property and equipment:
Land	12,322	17,509
Buildings and leasehold improvements	17,418	23,291
Machinery and equipment	6,353	8,325
Furniture and fixtures	558	625
Total property and equipment	36,651	49,750
Accumulated depreciation and amortization	(8,477)	(11,443)
Total property and equipment, net	28,174	38,307

Goodwill	8,231	1,623
Other intangible assets, net of accumulated amortization of $1,123 and $779 in 2007 and 2006, respectively	5,565	2,923
Other assets	992	184
Total assets	$75,436	$87,598

The accompanying notes are an integral
part of these financial statements.

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$2,022	$1,235
Accounts payable	4,661	4,087
Income taxes payable	778	315
Deferred revenue	174	319
Accrued expenses and other current liabilities	2,581	2,209
Liabilities related to assets held for sale	4,494	9,840
Total current liabilities	14,710	18,005

Long-term debt, net of current portion	7,160	13,087

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 16,465,253 and 15,275,382 in 2007 and 2006, respectively	165	153
Additional paid-in capital	93,685	89,850
Accumulated other comprehensive income	322	413
Accumulated deficit	(40,495)	(33,910)
	53,677	56,506
Less treasury stock at cost - 53,909 shares	(111)	-
Total stockholders’ equity	53,566	56,506
Total liabilities and stockholders’ equity	$75,436	$87,598

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2007	2006	2005
Revenues:
Car wash and detailing services	$11,704	$12,881	$13,835
Lube and other automotive services	3,091	3,445	3,232
Fuel and merchandise	2,391	2,928	3,771
Security	22,278	23,366	24,909
Digital media marketing	7,625	-	-
	47,089	42,620	45,747
Cost of revenues:
Car wash and detailing services	9,494	10,187	10,289
Lube and other automotive services	2,464	2,727	2,441
Fuel and merchandise	2,250	2,769	3,504
Security	16,223	17,427	17,658
Digital media marketing	6,120	-	-
	36,551	33,110	33,892

Selling, general and administrative expenses	18,344	16,150	12,257
Depreciation and amortization	1,431	1,342	1,242
Goodwill and asset impairment charges	627	151	1,563
Operating loss	(9,864)	(8,133)	(3,207)
Interest expense, net	(450)	(709)	(661)
Other income	1,045	851	346
Loss from continuing operations before income tax expense	(9,269)	(7,991)	(3,522)

Income tax expense	98	156	2,186
Loss from continuing operations	(9,367)	(8,147)	(5,708)
Income from discontinued operations, net of tax expense of $0 in 2007, $0 in 2006, and $253 in 2005	2,782	1,365	688
Net loss	$(6,585)	$(6,782)	$(5,020)

Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.60)	$(0.53)	$(0.38)
Income from discontinued operations, net of tax	0.18	0.09	0.05
Net loss	$(0.42)	$(0.44)	$(0.33)

Weighted average shares outstanding:
Basic	15,810,705	15,274,498	15,271,637
Diluted	15,810,705	15,274,498	15,271,637

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balance at December 31, 2004	15,271,132	$153	$88,507	$(30)	$(22,108)	$-	$66,522
Net costs from issuance of common stock	-	-	(53)	-	-	-	(53)
Exercise of common stock options	1,750	-	4	-	-	-	4
Change in fair value of cash flow hedge	-	-	-	41	-	-	41
Unrealized gain on short-term investments, net of tax	-	-	-	156	-	-	156
Net loss	-	-	-	-	(5,020)	-	(5,020)
Total comprehensive loss	-	-	-	-	-	-	(4,823)
Balance at December 31, 2005	15,272,882	153	88,458	167	(27,128)		61,650
Stock-based compensation expense	-	-	1,388	-	-	-	1,388
Exercise of common stock options	2,500	-	4	-	-	-	4
Change in fair value of cash flow hedge	-	-	-	6	-	-	6
Unrealized gain on short-term investments, net of tax	-	-	-	240	-	-	240
Net loss	-	-	-	-	(6,782)	-	(6,782)
Total comprehensive loss	-	-	-	-	-	-	(6,536)
Balance at December 31, 2006	15,275,382	153	89,850	413	(33,910)		56,506
Common stock issued in purchase acquisition	1,176,471	12	2,883	-	-	-	2,895
Exercise of common stock options	13,400	-	28	-	-	-	28
Purchase of treasury stock	-	-	-	-	-	(111)	(111)
Stock-based compensation expense	-	-	924	-	-	-	924
Change in fair value of cash flow hedge	-	-	-	(17)	-	-	(17)
Unrealized gain (loss) on short-term investments, net of tax	-	-	-	(74)	-	-	(74)
Net loss	-	-	-	-	(6,585)	-	(6,585)
Total comprehensive loss	-	-	-	-	-	-	(6,676)
Balance at December 31, 2007	16,465,253	$165	$93,685	$322	$(40,495)	$(111)	$53,566

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Year ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(6,585)	$(6,782)	$(5,020)
Income from discontinued operations, net of tax	2,782	1,365	688
Loss from continuing operations	(9,367)	(8,147)	(5,708)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,456	1,341	1,242
Stock-based compensation	896	1,360	-
Provision for losses on receivables	377	300	231
Gain on sale of property and equipment	(3)	(663)	(333)
Gain on short-term investments	(752)	(311)	(264)
Asset impairment charge-hurricane damage	-	-	107
Goodwill and asset impairment charges	627	151	1,563
Deferred income taxes	-	-	2,313
Changes in operating assets and liabilities:
Accounts receivable	(40)	61	(262)
Inventories	(2,227)	446	(198)
Prepaid expenses and other assets	(447)	854	(478)
Accounts payable	435	(173)	(92)
Deferred revenue	46	47	46
Accrued expenses	884	(403)	(85)
Income taxes payable	66	(55)	(209)
Net cash used in operating activities-continuing operations	(8,049)	(5,192)	(2,127)
Net cash (used in) provided by operating activities-discontinued operations	(1,207)	2,075	3,408
Net cash (used in) provided by operating activities	(9,256)	(3,117)	1,281
Investing Activities
Acquisition of business, net of cash acquired	(6,947)	-	(1,900)
Purchase of property and equipment	(617)	(504)	(627)
Proceeds from sale of property and equipment	297	1,845	1,086
Purchase of short-term investments	-	-	(2,600)
Payments for intangibles	(15)	(20)	(12)
Net cash (used in) provided by investing activities-continuing operations	(7,282)	1,321	(4,053)
Net cash provided by (used in) investing activities-discontinued operations	22,385	194	(792)
Net cash provided by (used in) investing activities	15,103	1,515	(4,845)
Financing activities
Payments on long-term debt and capital lease obligations	(892)	(1,387)	(1,249)
Proceeds (cost) of issuance of common stock	28	4	(49)
Payments to repurchase stock	(111)	-	-
Net cash used in financing activities-continuing operations	(975)	(1,383)	(1,298)
Net cash used in financing activities-discontinued operations	(824)	(1,320)	(1,277)
Net cash used in financing activities	(1,799)	(2,703)	(2,575)
Net increase (decrease) in cash and cash equivalents	4,048	(4,305)	(6,139)
Cash and cash equivalents at beginning of year	4,055	8,360	14,499
Cash and cash equivalents at end of year	$8,103	$4,055	$8,360

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, producing for sale, consumer safety and personal defense products, as well as electronic surveillance and monitoring products; the Digital Media Marketing Segment, providing online marketing services and selling consumer products on the internet; and the Car and Truck Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs). The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 (See Note 4. Business Acquisitions and Divestitures). The Company’s remaining car and truck wash operations as of December 31, 2007 were located in Texas and Florida. The Company entered into two separate agreements in November 2007 to sell five of its six Florida full service car washes and a third agreement in January 2008 to sell the Company’s final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. The Company also completed the sale of its Arizona car wash region in May 2007 and completed the divesture of its Northeast car wash region in August 2007. Additionally, the Company completed the sale of five truck washes on December 31, 2007 subject to a lease-to-sell agreement entered into on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes for two years beginning January 1, 2006. The Company did not recognize revenue or operating expenses of the truck washes during the term of the lease other than rental income, depreciation expense and interest expense. As of December 31, 2007, the results for the Arizona, Northeast, and Florida car wash regions and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations and Assets Held for Sale).

2.  Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue

The Company’s recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for sales returns, discounts and allowances, are estimated and recorded concurrent with the recognition of the sale and are primarily based on historical return rates.

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $713,000, $745,000 and $478,000 in 2007, 2006, and 2005, respectively, are included in revenues and selling, general, and administrative (SG&A) expenses.

Revenues from the Company’s Digital Media Marketing Segment are recognized in accordance with SAB No. 104, Revenue Recognition in Financial Statements. The ecommerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the ecommerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the ecommerce division of $384,000 are included in SG&A expenses for the year ended December 31, 2007.

Revenue from the Company’s Car and Truck Wash Segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2007, the Company had approximately $4.3 million of investments classified as available for sale in three funds which are stated at market value. The Company may exit one of the funds at the end of any calendar quarter with 30 days advanced written notice and the other funds may be exited with one business day notice. The Company realized a total gain of $752,000, $323,000 and $266,000, respectively, in the years ended December 31, 2007, 2006 and 2005. Additionally, a cumulative unrealized gain, net of tax, of approximately $322,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at December 31, 2007.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products. Inventories at the Company’s car and truck wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory items are property valued. The Company identifies slow moving or discontinued product lines and assesses the ability to dispose of them at a price greater than costs. If it is determined that costs is less than market value, then cost is used for inventory valuation. If market value is less then costs, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense is approximately $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $431,000, in 2007, $456,000 in 2006 and $443,000 in 2005.

Asset Impairment Charges

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review.

Goodwill

In accordance with SFAS 142, we also completed our annual impairment tests as of November 30, 2007, 2006 and 2005 and will be subject to an impairment test each year thereafter. In the fourth quarter of 2007, as a result of the annual impairment test, we recorded an impairment of goodwill of approximately $280,000 related to our consumer-direct electronic surveillance operation in Texas. In the fourth quarter of 2006, as a result of the annual impairment test, we recorded an impairment of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. These impairment charges were due to reductions in our future projected cash flows as sales levels in these divisions continue to deviate from historic levels as a result of competitive pressures. Additionally, in the fourth quarter of 2005, as a result of the annual impairment test, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. Significant estimates and assumptions are used in assessing the fair value of the reporting units and determining impairment to goodwill (See Note 5, Goodwill). The Company cannot guarantee that there will not be impairments in subsequent years.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. In accordance with SFAS 142, our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. As a result of our annual impairment testing in 2007, we recorded an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. Customer lists and non-compete agreements are amortized on a straight-line basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $417,000, $283,000 and $172,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instruments.

Insurance

The Company insures for auto, general liability, and workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $1,065,000 at December 31, 2007. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At December 31, 2007, the Company did not have any significant unrecognized tax benefits.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $1.5 million, $2.0 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income taxes paid were approximately $81,000, $146,000 and $86,000 in 2007, 2006, and 2005, respectively.

Noncash investing and financing activity of the Company include the recording of a $500,000 note payable to Company Shareholders issued as part of the consideration paid for the acquisition of Linkstar, a $920,000 note receivable recorded as part of the consideration received from the sale of the Company’s truck washes on December 31, 2007, and the sale of property and simultaneous pay down of related mortgages of $9.2 million, all in 2007.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place. The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months. Prepaid advertising costs were $22,000 and $96,000 at December 31, 2007 and 2006, respectively. Advertising expense was approximately $767,000 in 2007, $980,000 in 2006 and $947,000 in 2005.

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

SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123"), and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable, a fair-valued-based method of accounting for share-based payment transaction with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-valued-based method been used. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $924,300 in 2007 ($895,000 included in SG&A expense, $800 included in cost of revenue and $28,500 in discontinued operations) and $1.4 million in 2006 ($1.36 million included in SG&A expense and $28,500 in discontinued operations).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2007	2006	2005
Expected term (years)	10	10	10
Risk-free interest rate	4.24% to 5.16%	4.36% to 5.14%	4.06% to 4.57%
Volatility	52%	44% to 52%	52% to 56%
Dividend yield	0%	0%	0%

Expected term: The Company’s expected life is based on the period the options are expected to remain outstanding. The Company estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectations of future behavior.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Expected volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior three years.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

The weighted-averages of the fair value of stock option grants are $1.67, $1.53 and $1.88 per share in 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized stock-based compensation expense is $591,000, which has a weighted average period to be recognized of approximately 1.3 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company’s pro forma information is as follows (in thousands, except per share data):

2005
Net loss, as reported	$(5,020)
Less: Stock-based compensation costs under fair value based method for all awards	(648)
Pro forma net loss	$(5,668)

Loss per share - basic
As reported	$(0.33)
Pro forma	$(0.37)
Loss per share - diluted
As reported	$(0.33)
Pro forma	$(0.37)

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2007 and 2006, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$500	$500	$8,820	$8,826
Variable rate debt	13,058	13,279	15,146	15,335
Total	$13,558	$13,779	$23,966	$24,161

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

On October 14, 2004, we entered into an interest rate cap arrangement that effectively changed our interest rate exposure on approximately $7 million of variable rate debt. The variable rate debt floated at prime plus .25%. The hedge contract had a 36-month term and capped the interest rate on the $7 million of variable rate debt at 6.5%. The contract expired on September 30, 2007.

The interest rate cap arrangement was effective in hedging changes in cash flows related to certain debt obligations during 2007, 2006 and 2005.

Business Combinations

In accordance with SFAS 141, Business Combinations, the Company allocates the cost of an acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, pre-acquisition liabilities including deferred revenues, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the period in which the adjustment is determined.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At December 31, 2007, the Company did not have any significant unrecognized tax benefits.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will comply with the provisions of SFAS No. 141R should the Company complete an acquisition subsequent to December 31, 2008.

3.  Business Acquisitions and Divestitures

Acquisitions

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

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets are inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enables the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate due on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million, net of estimated costs to register the stock. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $160,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement. The purchase price was allocated as follows: approximately (i) $248,000 cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaids; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclasses from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations. The proforma financial information presented below gives effect to the Linkstar acquisition as if it had occurred as of the beginning of our fiscal year 2006. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of 2006 or results which may be achieved in the future.

Unaudited proforma financial information, assuming the Linkstar acquisition occurred on January 1, 2005, is as follows (in thousands, except per shares amounts):

	Year Ended December 31,
	2007	2006	2005
Revenues	$57,840	$54,894	$48,040
Net Loss	$(6,458)	$(7,147)	$(5,405)
Loss per share-basic and dilutive	$(0.39)	$(0. 43)	$(0.33)

Divestitures

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

In the fourth quarter ending December 31, 2007, the Company sold two of its San Antonio, Texas car wash sites in two separate transactions on November 8, 2007 and November 13, 2007 for total cash consideration of $2.96 million at a total gain of approximately $38,000.

Additionally, on December 31, 2007, the Company completed its sale of its five truck washes under its lease-to-sell agreement with Eagle United Truck Wash, LLC (“Eagle”). Eagle purchased the five truck washes for total consideration of $1.2 million, consisting of $280,000 cash and a $920,000 five year note payable to Mace secured by mortgages on the truck washes. The current portion of the note payable, approximately $28,000, is included in prepaid expenses and other current assets and the non-current portion, approximately $892,000 is included in other assets. The Company recorded a gain of approximately $279,000 on the sale.

4. Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes. This transaction closed on May 17, 2007. Additionally, the Company sold nine of its Northeast region car washes in the nine months ended September 30, 2007 which represent all of the revenues within the Northeast region. The Company completed the sale of its truck washes on December 31, 2007 under a lease-to-sell agreement executed on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 through December 31, 2007. The Company did not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. The Company also entered into two separate agreements on November 8, 2007 and November 19, 2007 to sell five of its six full service car washes and a third agreement in January 2008 to sell its final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Arizona, Northeast and Florida car washes and our truck washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $10.0 million, $20.1 million and $22.5 million for the fiscal years 2007, 2006 and 2005, respectively. Operating income from discontinued operations was $714,000, $1.7 million and $1.7 million for the fiscal years 2007, 2006 and 2005, respectively.

In the third quarter ended September 30, 2007, the Company signed agreements to sell a full service car wash in Fort Worth, Texas in addition to the five Florida full service car wash agreements entered into in November 2007 as noted above. These six car washes are presented in the Company’s consolidated financial statements as assets and liabilities held for sale.

Assets and liabilities held for sale are comprised of the following at December 31, 2007 (in thousands):

Assets held for sale:	Fort Worth, Texas	Florida	Total

Inventory	$61	$133	$194
Property, plant and equipment, net	918	4,471	5,389
Intangibles	-	82	82

Total assets	$979	$4,686	$5,665

Liabilities related to assets held for sale:
Deferred Revenue	$-	$118	$118
Current portion of long-term debt	180	3,592	3,772
Long-term debt, net of current portion	604	-	604

Total liabilities	$784	$3,710	$4,494

5. Goodwill

In the fourth quarter of 2005, we recorded an additional impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment charge was due to reductions in our future projected cash flows as volumes in this region continue to deviate from historic revenue levels. Impairment of goodwill and intangible assets with indefinite lives must be tested on at least an annual basis and whenever there is an impairment indicator. In the fourth quarter of 2006, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS142, we recorded an impairment of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures. In the fourth quarter of 2007, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of goodwill of approximately $280,000 related to our consumer direct electronic surveillance operation located in Texas. The Company cannot guarantee that there will not be impairments in subsequent years. The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	Northeast Car Washes	Texas Car Washes	Security Segment	Digital Media Marketing Segment	Total
Balance at December 31, 2004	$1,092	$1,564	$931	$-	$3,587
Impairment loss	-	(1,564)	-	-	(1,564)
Reallocation of purchase price	-	-	(160)	-	(160)
Acquisition of Securetek	-	-	957	-	957
Balance at December 31, 2005	1,092	-	1,728	-	2,820
Impairment loss	-	-	(105)	-	(105)
Reclass to assets held for sale	(1,092)	-	-	-	(1,092)
Balance at December 31, 2006	-	-	1,623	-	1,623
Acquisition of Linkstar	-	-	-	6,888	6,888
Impairment loss	-	-	(280)	-	(280)
Balance at December 31, 2007	$-	$-	$1,343	$6,888	$8,231

6. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$690	$593	$449
Additions (charged to expense)	354	302	232
Adjustments	(4)	(12)	-
Deductions	(249)	(193)	(88)
Balance at end of year	$791	$690	$593

7.  Inventories

Inventories consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Finished goods	$8,171	$5,929
Work in process	69	77
Raw materials and supplies	413	337
Fuel, merchandise inventory and car wash supplies	643	827
	$9,296	$7,170

The changes in the reserve for obsolete inventory accounts are summarized as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$833	$569	$510
Additions (charged to expense)	338	451	481
Adjustments	-	-	(150)
Deductions	(144)	(187)	(272)
Balance at end of year	$1,027	$833	$569

8.  Other Intangible Assets

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets:
Non-compete agreement	$465	$91	$98	$46
Customer lists	2,751	591	1,184	356
Product lists	590	207	590	148
Software	883	61	-	-
Patent Costs	5	-	5	-
Deferred financing costs	231	173	387	229
Total amortized intangible assets	4,925	1,123	2,264	779
Non-amortized intangible assets:
Trademarks - Security Segment	1,285	-	1,438	-
Trademarks - Digital Media Marketing Segment	478	-	-	-
Total non-amortized intangible assets	1,763	-	1,438	-

Total intangible assets	$6,688	$1,123	$3,702	$779

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2008	$596
2009	$560
2010	$551
2011	$551
2012	$542

Amortization expense of other intangible assets was approximately $417,000, $283,000 and $172,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average useful life of amortizing intangible assets was 8.4 years at December 31, 2007.

9.  Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt, notes payable, and capital lease obligations, including debt related to discontinued operations, consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Notes payable to Capmark Finance, Inc. (“Capmark”), interest rate of 8.52%, collateralized by real property, equipment and inventory of certain of the Arizona region Car Wash locations. Paid in full, May 18, 2007.	$-	$8,789
Note payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A., interest rate of prime plus 0.25% (7.50% at December 31, 2007), is due in monthly installments of $61,109 including interest (adjusted annually), through November 2008, collateralized by real property and equipment of Eager Beaver Car Wash, Inc. Paid in full, March 3, 2008.	4,311	4,683
Notes payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2007) due in monthly installments totaling $45,083 per month including interest (adjusted annually) through various dates ranging from August 2009 to February 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	2,512	2,835
Note payable to Chase, which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000. The Chase note, which provides for an interest rate of prime plus 0.25% (7.50% at December 31, 2007), is due in monthly installments of $46,811 including interest (adjusted annually), renewed through February, 2013, collateralized by real property and equipment of the Genie Car Wash locations.	2,990	3,280
Note payable to Western National Bank, interest rate of 5.25%,(the interest rate is established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $20,988 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas.	1,246	1,425
Note payable to Business Loan Express, interest rate of prime plus 2.5% (9.75% at December 31, 2007), is due in monthly installments of $13,473 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car Wash in Dallas, Texas.	1,275	1,307
Note payable to Chase, interest rate of prime plus 0.25%, collateralized by real property and equipment of the Superstar Kyrene Car Wash in Tempe, Arizona. Paid in full, May 18, 2007.	-	582
Note payable to Chase, interest rate of prime plus 0.25%, collateralized by real property and equipment of the Red Baron Amarillo Truck Wash. Paid in full, December 31, 2007.	-	274
Capital leases payable to various creditors, interest rates ranging from 7.75% to 9.97%, due in monthly installments totaling $5,930 including interest, through July 2007, collateralized by certain equipment of the Company.	-	31
Note payable to Chase, interest rate of prime plus 0.25% (7.50% at December 31, 2007) due in monthly installments of $8,202 including interest (adjusted annually), through September 2009, collateralized by real property and equipment of Mace Security Products, Inc. in Farmers Branch, Texas.	724	760
Term note payable to Linkstar shareholders as part of purchase, interest rate 5%. Payment due January 2008 (principal plus interest).	500	-
	13,558	23,966
Less: current portion	6,398	10,879
	$7,160	$13,087

Of the 21 car washes owned or leased by us at December 31, 2007, 15 properties and related equipment with a net book value totaling $24.1 million had secured first mortgage loans totaling $12.3 million.

At December 31, 2007, we had borrowings, including borrowings related to discontinued operations, of approximately $13.6 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $6.4 million, including $4.4 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from December 31, 2007. Current debt includes $500,000 of notes payable to Company shareholders issued as part of the consideration for the acquisition of Linkstar Interactive, Inc. on July 20, 2007. The notes payable were paid in January 2008 along with accrued interest at 5%.

We have three letters of credit outstanding at December 31, 2007, totaling $1,149,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2007. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were outstanding commercial letters of credit under this commitment totaling $153,000 at December 31, 2007.

Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet.

Maturities of long-term debt, including debt related to discontinued operations, are as follows: 2008 - $5.795 million, 2009 - $3.26 million, 2010 - $693,000, 2011 - $744,000, 2012 - $797,000, 2013 and thereafter - $2.269 million.

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Accrued compensation	$662	$782
Property and other non-income taxes	217	158
Other	1,702	1,269
	$2,581	$2,209

11. Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):

	Year Ended December 31
	2007	2006	2005
Interest expense	$(906)	$(889)	$(947)
Interest income	456	180	286
	$(450)	$(709)	$(661)

12. Other Income

Other income consists of the following (in thousands):

	Year Ended December 31
	2007	2006	2005

Investment income	$752	$323	$266
Deposit recovery	150	-	-
Rental income	39	43	78
Gain on sale of fixed assets	47	461	92
Hurricane damage loss	-	-	(123)
Other	57	24	33
	$1,045	$851	$346

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

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (“the 1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 2007, 5,717,444 options have been granted under the 1993 and 1999 Plans including 4,274,760 nonqualified stock options.

Activity with respect to these plans is as follows:

	2007		2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	3,995,015	3.63	3,108,682	$4.00	2,971,264	$4.03
Options granted	555,000	2.45	984,500	$2.36	300,000	$2.73
Options exercised	(13,400)	2.10	(2,500)	$1.80	(1,750)	$1.85
Options forfeited	(96,600)	2.63	(95,667)	$2.73	(160,832)	$2.30
Options outstanding end of period	4,440,015	3.51	3,995,015	$3.63	3,108,682	$4.00
Options exercisable	3,767,013		3,479,015		2,696,684
Shares available for granting of options	2,637,149		3,095,549		3,984,382

Stock options outstanding at December 31, 2007 under both plans are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$1.28-$1.91	747,209	5.2	1.43
$1.94-$2.97	2,009,313	5.0	2.42
$3.00-$4.45	837,974	6.6	3.94
$5.00-$5.59	632,291	4.8	5.34
$8.63-$11.75	71,160	2.1	10.06
$13.25-$19.50	132,068	1.5	15.22
$22.00	10,000	1.4	22.00

The Company received cash from options exercised during the fiscal years 2007, 2006 and 2005 of $28,000, $4,500 and $3,200, respectively. The impact of these cash receipts are included in financing activities in the accompanying consolidated statements of cash flows.

In 1999, the Company issued warrants to purchase a total of 1,328,250 shares of the Company’s common stock at a weighted average exercise price of $4.22 per share (shares and exercise price are adjusted for one-for-two reverse stock split) in connection with the purchase of certain businesses and to a director. The terms of the warrants were established by the Board of Directors. The warrants are exercisable at various dates through August 2, 2009 and have exercise prices ranging from $2.75 to $18.50 per share. Through December 31, 2005, 281,818 warrants to purchase common stock have been exercised and 996,432 warrants to purchase common stock have expired.

In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expire in 2009. The Company has a total of 433,000 warrants to purchase common stock outstanding at December 31, 2007, all of which are exercisable.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

14.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$329	$267
Inventories	28	28
Net operating loss carryforwards	11,452	9,229
Deferred revenue	111	201
Compensation	39	39
Car damage reserve	84	109
Accrued workers compensation costs	38	38
Federal Tax Credit	152	179
Vesting Stock Options	547	547
Other, net	188	53
Total deferred tax assets	12,968	10,690
Valuation allowance for deferred tax assets	(10,683)	(6,750)
Deferred tax assets after valuation allowance	2,285	3,940
Deferred tax liabilities:
Property, equipment and intangibles	(2,285)	(3,940)
Net deferred tax assets	$-	$-

At December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $ 27.6 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of Expiration	Amount
2018	$1,119
2019	4,507
2020	3,241
2021	1,583
2022	2,822
2023	4,411
2024	5
2025	1,250
2026	6,897
2027	1,807
$27,642

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization. The Company increased its valuation allowance against deferred tax assets by $3.9 million in 2007 and $2.6 million in 2006 with a total valuation allowance of $10.6 million at December 31, 2007 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2007, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Digital Media Marketing and Security Segments.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At December 31, 2007, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for each of the years in the three-year period ended December 31, 2007 was insignificant and when incurred is reported as interest expense.

The components of income tax expense (benefit) are:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Current (principally state taxes)	$98	$156	$126
Deferred	-	-	2,313
Total income tax expense (benefit)	$98	$156	$2,439

The significant components of deferred income tax expense (benefit) attributed to the loss for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Deferred tax (benefit) expense	$(1,710)	$62	$133
Loss carryforward	(2,223)	(2,686)	(1,110)
Valuation allowance for deferred tax assets	3,933	2,624	3,290
	$-	$-	$2,313

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense is as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Tax at U.S. federal statutory rate	$(3,728)	$(2,322)	$(903)
State taxes, net of federal benefit	(107)	(151)	40
Nondeductible costs and other acquisition accounting adjustments	-	5	12
Valuation allowance for deferred tax assets	3,933	2,624	3,290
Total income tax expense (benefit)	$98	$156	$2,439

15.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except loss per share):

	Year ended December 31,
	2007	2006	2005
Numerator (In thousands):
Net loss	(6,585)	$(6,782)	$(5,020)

Denominator:
Denominator for basic loss per share - weighted average shares	15,810,705	15,274,498	15,271,637
Dilutive effect of options and warrants	-	-	-
Denominator for diluted loss per share - weighted average shares	15,810,705	15,274,498	15,271,637

Basic loss per share:
Net loss	$(0.42)	$(0.44)	$(0.33)

Diluted loss per share:
Net loss	$(0.42)	$(0.44)	$(0.33)

The dilutive effect of options and warrants of 375,292, 334,055, and 275,044 at December 31, 2007, 2006, and 2005, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

16.  Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

17.  Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 for continuing operations are as follows: 2008 - $998,000; 2009 - $778,000; 2010 - $644,000; 2011 - $480,000; 2012 - $451,000 and thereafter - $951,000 million. Rental expense under these leases was $878,000, $782,000 and $711,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company subleases a portion of the building space at several of its car wash facilities either on a month-to-month basis or under cancelable leases. During fiscal 2007, 2006, and 2005 revenues under these leases were approximately $39,000, $43,000 and $78,000, respectively. These amounts are classified as other income in the accompanying statements of operations.

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

In December 2003, one of the Company’s car wash subsidiaries was named as a defendant in a suit filed by Kristen Sellers in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The suit alleged that the plaintiff was entitled to damages in excess of $15,000 due to psychological injury and emotional distress sustained when an employee of the car wash allegedly assaulted Ms. Sellers with sexually explicit acts and words. The case was settled in April 2006 and the Company’s insurer has paid the plaintiff $200,000 in compensation and approximately $55,000 in reimbursement of litigation costs.

On March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched are located in Pennsylvania and the fourth is located in New Jersey. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. The Company was also served with a federal grand jury subpoena seeking similar documents. The Company has completed its response to the subpoena. The Company has been informed by the government that it is a subject of the government’s investigation. The Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel provided a written summary of findings on April 18, 2006 to the Company’s Audit Committee. The investigative finding included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level are adequate and appropriate, and that there is no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. Beginning on April 21, 2006, Special Counsel began to receive for review some additional and previously requested but unavailable documents and information, including the documents the government seized on March 13, 2006. On May 18, 2006, Special Counsel issued its Review of Information Supplemental to Internal Investigation which stated that the review of the additional documents and information had not changed the conclusions contained in the April 18, 2006 summary of findings. See Item 3, Legal Proceedings. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and $1.47 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively) of legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. In accordance with the Company’s By-Laws, the Company is obligated to indemnify and advance legal costs for its officers and directors. The Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers. There is a possibility that the United States Attorney for the Eastern District of Pennsylvania may prosecute the Company at the conclusion of its investigation. Violations of law may result in civil, administrative or criminal fines or penalties. Due to the ongoing nature of the criminal investigation, it is not possible at this time to predict the outcome of the investigation or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees, expenses, fines or penalties which might be incurred by the Company in connection with the hiring of undocumented workers may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any future costs associated with the Company’s defense or negotiations with governmental authorities to resolve these outstanding issues.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). During February 2008, a search of the Company’s Bennington, Vermont location and the building it is located within was conducted under a search warrant issued by the U.S. District Court for the District of Vermont. Both the site investigation and search were focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified by the EPA were (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the Company believes that the building owner and not Mace is responsible for any soil clean up); (ii) approximately 130 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company and defective spray units); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas); and (iv) three steal drums containing a chemical used to make pyrotechnic grenades (this material is held for resale). The EPA is requiring the Company and the building owner to remove and properly dispose of the hazardous waste and properly store of all hazardous material. The EPA in findings of fact issued on February 20, 2008 estimated the cost for the removal and proper storage at $300,000, including the cost for any soil clean up which is not the responsibility of the Company. We estimate the range of possible loss attributable to the Company to be from approximately $285,000 to $365,000 including the cost of disposal of the waste materials, as well as expenses incurred with environmental engineers and legal counsel. An accrual of approximately $285,000 has been recorded as of December 31, 2007 for this matter representing management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. The EPA, the Company and the building owner have entered into an Administrative Consent Order which will govern the removal of hazardous waste and storage of hazardous material. The Administrative Consent Order requires that the Company provide a $500,000 bond to secure its obligations under the Administrative Consent Order. The Company is unable at this time to determine whether further action will be taken by the United States Attorney or if any charges, fines or penalties will be sought from the Company.

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

Continuing Operations

In the fourth quarter of 2005, as a result of the annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 144, we recorded an impairment of approximately $1.56 million related to our Texas region reporting unit of our Car and Truck Wash Segment. This impairment was principally due to reductions in future projected cash flows resulting from extended departures from our historic revenue levels as a result of inclement weather and increased competition near several of our facilities in Texas. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. Additionally, during the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their carrying values. Further, in the fourth quarter of 2006, as a result of our annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of goodwill of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded an impairment of goodwill of approximately $280,000 and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. These goodwill and trademark impairment charges were due to reductions in our future projected cash flows as sales levels in these divisions continue to deviate from historic levels as a result of competitive pressures.

Discontinued Operations

During the quarter ended September 30, 2005, we wrote down assets related to our truck wash operations determined to be impaired by approximately $500,000 as a result of our SFAS 144 quarterly reviews. We have determined that due to a reduction in truck wash volumes resulting from an increase in inclement weather, increased competition, the significant increase in fuel costs which had the effect of reducing spending on truck washing, and demographic changes to certain of our facilities, their future expected cash flows would not be sufficient to recover their respective carrying values. The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey, by approximately $40,000. We determined that based on current data utilized to estimate the fair value of this car wash facility, the future expected cash flows would not be sufficient to recover its carrying value.

19.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $127,000 for years ending December 31, 2007, 2006 and 2005.

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

20. Segment Reporting

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment, and the Car and Truck Wash Segment.

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

Selected financial information for each reportable segment from continuing operations is as follows:

	Year ended December 31,
	2007	2006	2005
Revenues:	(In thousands)
Car and truck wash - external customers	$17,186	$19,254	$20,838
Security - external customers	$22,278	$23,366	$24,909
Digital media marketing - external customers	$7,625	$-	$-
	$47,089	$42,620	$45,747
Segment Operating (loss) income:
Corporate (1)	$(6,186)	$(6,291)	$(3,450)
Car and truck wash	79	777	1,834
Security	(2,445)	(2,468)	(28)
Digital media marketing	(685)	-	-
	$(9,237)	$(7,982)	$(1,644)
Assets:
Car and truck wash	$37,962	$42,771	$75,876
Security	18,748	19,082	20,235
Digital media marketing	13,062	-	-
	$69,772	$61,853	$96,111
Capital expenditures:
Corporate	35	$12	$10
Car and truck wash	365	151	197
Security	205	341	455
Digital media marketing	12	-	-
	617	$504	$662
Depreciation and amortization:
Corporate	30	$32	$43
Car and truck wash	739	793	800
Security	497	517	399
Digital media marketing	165	-	-
	$1,431	$1,342	$1,242

(1) Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Total operating loss for reportable segments	$(9,237)	$(7,982)	$(1,644)
Goodwill and asset impairment charges	(627)	(151)	(1,563)
Total reported operating loss	$(9,864)	$(8,133)	$(3,207)

21. Subsequent Events

Subsequent to December 31, 2007, the Company sold six car washes in the Sarasota, Florida area from January 4, 2008 to March 3, 2008. On January 4, 2008 the Company completed the sale of the car wash located in Brandenton, Florida for $1.3 million at a gain of approximately $548,000 on disposal. Also on January 4, 2008, the Company sold four full service car wash facilities in the Sarasota, Florida area for approximately $10.3 million, resulting in a gain of approximately $6.3 million on disposal. Finally, on March 3, 2008 the Company sold its North Sarasota, Florida car wash, the Company’s final car wash site in Florida, for approximately $875,000, resulting in gains of approximately $177,000. Included in Assets held for sales and Liabilities related to assets held for sale at December 31, 2007 are the five Florida car washes sold in January 2008.

We entered into agreements on March 15, 2008 with a third party to lease and ultimately purchase one of our full service car wash in San Antonio, Texas. Pursuant to the agreements, the lessee must pay us $3,325 per month to lease the car wash, and is responsible for all underlying property and operating expenses. By May 1, 2009, the lessee is obligated under a sale agreement to purchase the car wash site for $500,000 cash. If the purchase obligation is not satisfied, we will regain possession of the car wash and the lessee will forfeit to us a $35,000 deposit made at the commencement of the agreements.

22. Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007. The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 which may be due to theft. We filed a civil complaint against the former employee in June 2007 and intend to pursue all legal measures to recover our losses. SG&A expenses include charges of $240,000 and $99,000 in fiscal year 2006 and 2007, respectively, representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

23. Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$9,815	$9,814	$12,991	$14,469	$47,089
Gross profit	$2,187	$2,042	$2,746	$3,563	$10,538
Loss from continuing operations	$(2,209)	$(1,984)	$(3,227)	$(1,947)	$(9,367)
Income (loss) from discontinued operations	$1,551	$720	$(2)	$513	$2,782
Net loss	$(658)	$(1,264)	$(3,229)	$(1,434)	$(6,585)

Diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.13)	$(0.20)	$(0.12)	$(0.60)
Discontinued operations	$0.10	$0.05	$0.00	$0.03	$0.18
Net loss	$(0.04)	$(0.08)	$(0.20)	$(0.09)	$(0.42)

Year Ended December 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$11,248	$11,138	$10,579	$9,655	$42,620
Gross profit	$2,811	$2,591	$2,432	$1,676	$9,510
Loss from continuing operations	$(1,377)	$(2,236)	$(1,904)	$(2,631)	$(8,147)
Income (loss) from discontinued operations	$411	$356	$(365)	$963	$1,365
Net loss	$(966)	$(1,879)	$(2,269)	$(1,668)	$(6,782)

Diluted (loss) income per share:
Continuing operations	$(0.09)	$(0.14)	$(0.13)	$(0.17)	$(0.53)
Discontinued operations	$0.03	$0.02	$(0.02)	$0.06	$0.09
Net loss	$(0.06)	$(0.12)	$(0.15)	$(0.11)	$(0.44)

Year Ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$11,126	$12,878	$10,866	$10,877	$45,747
Gross profit	$2,756	$3,558	$2,721	$2,820	$11,855
Income (loss) from continuing operations	$(527)	$(9)	$(543)	$(4,629)	$(5,708)
Income (loss) from discontinued operations	$539	$448	$(585)	$286	$688
Net income (loss)	$11	$439	$(1,128)	$(4,342)	$(5,020)

Diluted income (loss) per share:
Continuing operations	$(0.03)	$0.00	$(0.03)	$(0.30)	$(0.38)
Discontinued operations	$0.03	$0.03	$(0.04)	$0.02	$0.05
Net income (loss)	$0.00	$0.03	$(0.07)	$(0.28)	$(0.33)

All quarters have been restated to reflect our Arizona, Northeast and Florida car wash regions and our Truck washes as discontinued operations, consistent with our presentation at December 31, 2007.

In the fourth quarter of 2006, the Company recorded adjustments, (i) to reverse previously recorded depreciation expense on assets held for sale of approximately $357,000, (ii) to reverse an accrual for accounting fees of approximately $120,000, and (iii) adjustments to certain balance sheet accounts as a result of our investigation into the irregularities in the accounting information in Florida Security Products division (approximately $500,000 in additional expenses, including approximately $130,000 of embezzled funds.) These adjustments which total a net expense of approximately $23,000, which related to activity in the first three quarters of 2006, were recorded in the fourth quarter of 2006.

In the fourth quarter of 2007, the Company recorded an adjustment to reclass an unrealized gain on short-term investments of $167,000 from Other Comprehensive Income to a realized gain on short-term investments in other income. The realized gains related to prior years.

EXHIBIT INDEX

Exhibit No.	Description
11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.