Form 10-Q
period 2008-03-31
MACE SECURITY INTERNATIONAL INC
filed 2008-05-15
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008        COMMISSION FILE NO. 0-22810

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
(Former Address)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 12, 2008, there were 16,465,253 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,937	$8,103
Short-term investments	4,167	4,249
Accounts receivable, less allowance for doubtful accounts of $833 and $791 in 2008 and 2007, respectively	2,328	2,920
Inventories	9,853	9,296
Prepaid expenses and other current assets	2,192	2,241
Assets held for sale	1,004	5,665
Total current assets	32,481	32,474
Property and equipment:
Land	12,041	12,322
Buildings and leasehold improvements	16,720	17,418
Machinery and equipment	6,038	6,353
Furniture and fixtures	643	558
Total property and equipment	35,442	36,651
Accumulated depreciation and amortization	(8,021)	(8,477)
Total property and equipment, net	27,421	28,174

Goodwill	8,231	8,231

Other intangible assets, net of accumulated amortization of $1,272 and $1,123 in 2008 and 2007, respectively	5,424	5,565
Other assets	941	992
Total assets	$74,498	$75,436

The accompanying notes are an integral
part of these financial statements.

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$931	$2,022
Accounts payable	3,906	4,661
Accrued expenses and other current liabilities	3,558	2,581
Income taxes payable	787	778
Deferred revenue	163	174
Liabilities related to assets held for sale	738	4,494
Total current liabilities	10,083	14,710

Long-term debt, net of current portion	6,826	7,160

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares of 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares of 16,465,253 at March 31, 2008 and December 31, 2007	165	165
Additional paid-in capital	93,941	93,685
Accumulated other comprehensive income	115	322
Accumulated deficit	(36,521)	(40,495)
	57,700	53,677
Less treasury stock at cost-53,909 shares	(111)	(111)
Total stockholders’ equity	57,589	53,566
Total liabilities and stockholders’ equity	$74,498	$75,436

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended March 31,
	2008	2007
Revenues:
Security	$5,286	$5,435
Digital media marketing	5,445	-
Car wash and detailing services	2,545	3,031
Lube and other automotive services	681	805
Fuel and merchandise	545	544
	14,502	9,815
Cost of revenues:
Security	3,746	4,047
Digital media marketing	3,589	-
Car wash and detailing services	2,169	2,429
Lube and other automotive services	540	634
Fuel and merchandise	561	518
	10,605	7,628

Selling, general and administrative expenses	5,834	3,976
Depreciation and amortization	382	331

Operating loss	(2,319)	(2,120)

Interest expense, net	(41)	(193)
Other income	115	129
Loss from continuing operations before income taxes	(2,245)	(2,184)

Income tax expense	25	25
Loss from continuing operations	(2,270)	(2,209)
Income from discontinued operations, net of tax of $0 in 2008 and 2007	6,244	1,551
Net income (loss)	$3,974	$(658)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.14)	$(0.14)
Income from discontinued operations	0.38	0.10
Net income (loss)	$0.24	$(0.04)

Weighted average shares outstanding:
Basic	16,465,253	15,275,382
Diluted	16,465,253	15,275,382
The accompanying notes are an integral
part of these financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2007	16,465,253	$165	$93,685	$322	$(40,495)	$(111)	$53,566
Stock-based compensation expense (see note 6)	-	-	256	-	-	-	256
Unrealized loss on short-term investments	-	-	-	(207)	-	-	(207)
Net income	-	-	-	-	3,974	-	3,974
Total comprehensive income	-	-	-	-	-	-	3,767
Balance at March 31, 2008	16,465,253	$165	$93,941	$115	$(36,521)	$(111)	$57,589

The accompanying notes are an integral
part of this financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$3,974	$(658)
Income from discontinued operations, net of tax	6,244	1,551
Loss from continuing operations	(2,270)	(2,209)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	382	331
Stock-based compensation (see Note 6)	254	200
Provision for losses on receivables	56	70
Loss (gain) on sale of property and equipment	2	(9)
Gain on short-term investments	(125)	(102)
Changes in operating assets and liabilities:
Accounts receivable	536	50
Inventories	(450)	709
Prepaid expenses and other assets	116	(401)
Accounts payable	(755)	(677)
Deferred revenue	(129)	(118)
Accrued expenses	376	86
Income taxes payable	(6)	36
Net cash used in operating activities-continuing operations	(2,013)	(2,034)
Net cash (used in) provided by operating activities-discontinued operations	(85)	625
Net cash used in operating activities	(2,098)	(1,409)
Investing activities
Purchase of property and equipment	(154)	(99)
Proceeds from sale of property and equipment	1	282
Payments for intangibles	(7)	(4)
Net cash (used in) provided by investing activities-continuing operations	(160)	179
Net cash provided by investing activities-discontinued operations	7,950	7,989
Net cash provided by investing activities	7,790	8,168
Financing activities
Payments on long-term debt	(752)	(221)
Net cash used in financing activities-continuing operations	(752)	(221)
Net cash used in financing activities-discontinued operations	(106)	(356)
Net cash used in financing activities	(858)	(577)
Net increase in cash and cash equivalents	4,834	6,182
Cash and cash equivalents at beginning of period	8,103	4,055
Cash and cash equivalents at end of period	$12,937	$10,237

The accompanying notes are an integral part of these financial statements.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, producing, for sale, consumer safety and personal defense products, as well as electronic surveillance and monitoring products; the Digital Media Marketing Segment, providing online marketing services and selling consumer products on the internet; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs). The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 (See Note 4. Business Acquisitions and Divestitures). The Company’s remaining car and truck wash operations as of March 31, 2008 were located in Texas. The Company entered into two separate agreements in November 2007 to sell five of its six Florida full service car washes and a third agreement in January 2008 to sell the Company’s final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. The Company also completed the sale of its Arizona car wash region in May 2007 and completed the divesture of its Northeast car wash region in August 2007. Additionally, the Company sold its five truck washes on December 31, 2007 under a lease-to-sell agreement entered into on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes for two years beginning January 1, 2006. The Company did not recognize revenue or operating expenses of the truck washes during the term of the lease other than rental income, depreciation expense and interest expense. The results for the Arizona, Northeast, and Florida car wash regions and the Company’s truck washes have been classified as discontinued operations in the accompanying statements of operations and cash flows. The statements of operations and the statements of cash flows for the prior period have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations and Assets Held for Sale).

2.	New Accounting Standards

The company has partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements for those assets and liabilities measured at fair value on a recurring and nonrecurring basis. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were deferred for those nonfinancial assets and nonfinancial liabilities that are typically valued by the Company on a nonrecurring basis which include long-lived assets, goodwill and other intangible assets.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at March 31, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$4,167	$4,167	$-	$-

(1) The highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.

(2) Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued including but not limited to, interest rates, yield curves, principal-to-principal markets, etc.
(3) Lowest level of fair value input because it is unobservable and reflects the Company’s own assumptions about what market participants would use in pricing assets and liabilities at fair value.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable, account payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration and, in the case of the debt, because it carries variable interest rates which are reset frequently.

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

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$465	$110	$465	$91
Customer lists	2,751	668	2,751	591
Product lists	590	221	590	207
Software	883	98	883	61
Deferred financing costs	231	175	231	173
Total amortized intangible assets	4,920	1,272	4,920	1,123
Non-amortized intangible assets:
Trademarks-Security Segment	1,285	-	1,285	-
Trademarks-Digital Media Marketing Segment	478	-	478	-
Patent costs	13	-	5	-
Total non-amortized intangible assets	1,776	-	1,768	-
Total intangible assets	$6,696	$1,272	$6,688	$1,123

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2008	$596
2009	$560
2010	$551
2011	$551
2012	$541

Amortization expense of other intangible assets was approximately $149,000, and $70,000 for the three months ended March 31, 2008 and 2007, respectively. The weighted average useful life of amortizing intangible assets was 8.4 years at March 31, 2008.

4. Business Acquisitions and Divestitures

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enables the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate due on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million, net of estimated costs to register the stock. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $160,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement. The purchase price was allocated as follows: approximately (i) $248,000 cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaids; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclasses from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

Unaudited proforma financial information, assuming the Linkstar acquisition occurred on January 1, 2007, is as follows (in thousands, except per shares amounts):

Three Months Ended March 31, 2007
Revenues	$15,594
Net Loss	$(529)
Loss per share-basic and dilutive	$(0.03)

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

In the first quarter ending March 31, 2008, the Company sold its six full service car washes in Florida in three separate transactions from January 4, 2008 to March 3, 2008 for total cash consideration of approximately $12.5 million at a gain of approximately $6.9 million. Simultaneously with the sale, $4.2 million of cash was used to pay down related mortgage debt.

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

Revenues from discontinued operations were $81,000 and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Operating (loss) income from discontinued operations was $(707,000) and $587,000 for the three months ended March 31, 2008 and 2007, respectively.

In the third quarter ended September 30, 2007, the Company signed agreements to sell a full service car wash in Fort Worth, Texas. This car wash is presented in the Company’s consolidated financial statements as assets and liabilities held for sale.

Assets and liabilities held for sale are comprised of the following at March 31, 2008 (in thousands):

Assets held for sale:	Fort Worth, Texas

Inventory	$ 86
Property, plant and equipment, net	918

Total assets	$1,004

Liabilities related to assets held for sale:
Current portion of long-term debt	$197
Long-term debt, net of current portion	541

Total liabilities	$738

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is recognized as compensation expense on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $256,000 for the three months ended March 31, 2008 ($253,600 included in SG&A expense, and $2,400 in discontinued operations) and $227,000 for the three months ended March 31, 2007 ($223,000 included in SG&A expense and $4,000 in discontinued operations).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected term (years)	10	10
Risk-free interest rate	3.51% to 3.91%	5.80%
Volatility	46%	52%
Dividend yield	0%	0%

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

Expected volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior four years.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

The weighted-averages of the fair value of stock option grants are $1.02 and $1.86 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense is $512,000, which has a weighted average period to be recognized of approximately 1.47 years.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of March 31, 2008 for continuing operations are as follows: 2009 - $1.0 million; 2010 - $738,000; 2011 - $603,000; 2012 - $481,000; 2013 - $409,000 and thereafter - $873,000. Rental expense under these leases was $200,500, and $221,800 for the three months ended March 31, 2008, and 2007, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space in its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases. During the three months ending March 31, 2008 and 2007, revenues under these leases were approximately $13,600, and $4,200, respectively. These amounts are classified as other income in the accompanying statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies, in all material respects, with all applicable laws relating to its business. See also the discussion below concerning the environmental remediation occuring at the Bennington, Vermont location.

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

As previously disclosed, on March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s then 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched were located in Pennsylvania and the fourth was located in New Jersey. These four car washes were sold by the Company in the quarter ended March 31, 2007. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. On May 8, 2008, Car Care, Inc., a wholly owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. Car Care has reached an agreement in principle, subject to executing a written plea agreement with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, Car Care will pay a criminal fine of $100,000 and will forfeit $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the agreement in principle, will not be charged. The Company fully cooperated with the government in its investigation of this matter.

Shortly following the search of the Company’s premises in March 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.52 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively and $47,000 in the three months ended March 31, 2008) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). The site investigation was focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified to date are (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the clean up of which the Company believes the building owner and not Mace is responsible); (ii) 212 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company, defective spray units, and empty containers which had contained hazardous wastes); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas); and (iv) three steel drums containing a chemical used to make pyrotechnic grenades (this material is held for resale). The EPA, the Company and the building owner have entered into an Administrative Consent Order under which the hazardous materials and waste are being remediated. The Company expects the remediation to be complete by May 30, 2008, within the time required by the Administrative Consent Order. A total cost of approximately $665,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through March 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $68,000 has been paid to the date, leaving an accrual balance of $597,000 at March 31, 2008. The accrual was increased by $380,000 in the first quarter due to there being more hazardous waste to dispose of than originally estimated, increase in cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA.

The United States Attorney for the District of Vermont (“US Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building it is located within during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008 the US Attorney issued a grand jury subpoena to the Company. The subpoena requires the Company to provide the US Attorney with documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company intends to supply the documents and fully cooperate with the US Attorney’s investigation. The Company is unable at this time to determine whether further action will be taken by the US Attorney or if any charges, fines or penalties will be sought from the Company. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment and the Car Wash Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Security	Digital Media Marketing	Car Wash	Corporate Functions*
Three months ended March 31, 2008
Revenues from external customers	$5,286	$5,445	$3,771	$-
Segment operating (loss) income	$(724)	$34	$(156)	$(1,473)
Segment assets	$18,847	$12,131	$42,516	$-
Goodwill	$1,343	$6,888	$-	$-
Capital expenditures	$43	$17	$91	$3

Three months ended March 31, 2007
Revenues from external customers	$5,435	$-	$4,380	$-
Segment operating(loss) income	$(843)	$-	$97	$(1,374)
Segment assets	$18,466	$-	$48,984	$-
Goodwill	$1,623	$-	$-	$-
Capital expenditures	$59	$-	$38	$1

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

10. Income Taxes

The Company recorded income tax expense of $25,000 from continuing operations in each of the three months ended March 31, 2008 and 2007. Income tax expense reflects the recording of income taxes on income at an effective rate of approximately (1)% in 2008 and 2007. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three month periods ended March 31, 2008 and 2007.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At March 31, 2008, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three months ended March 31, 2008 and 2007 is insignificant and when incurred is reported as interest expense.

11. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $31,728 for each of the three months ending March 31, 2008 and 2007.

12. Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2008, we had borrowings, including borrowings related to discontinued operations, of approximately $8.5 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $1.7 million, including $738,000 of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid or up for renewal in less than twelve months from March 31, 2008.

We have two letters of credit outstanding at March 31, 2008 totaling $831,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2008. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2008.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A. in the amount of $6.0 million, $4.6 million of which was classified as non-current debt at March 31, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreement that contains an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. As of March 31, 2008, our warehouse and office facility in Farmers Branch, Texas and nine car washes were encumbered by mortgages.

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

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $6.0 million at March 31, 2008, including debt recorded as long-term debt at March 31, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of March 31, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 26% of our total revenues for the three months ended March 31, 2008, would be severely impacted and we may be unable to continue to operate our business.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Accrued compensation	$557	$662
Accrued fines and penalties	600	-
Accrued EPA remediation costs	597	285
Other	1,804	1,634
	$3,558	$2,581

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss)	$3,974	$(658)
Denominator:
Denominator for basic earnings per share - weighted-average shares	16,465,253	15,275,382
Dilutive effect of options and Warrants	-	-
Denominator for diluted earnings per share - weighted- average shares	16,465,253	15,275,382
Basic and diluted income (loss) per share	$0.24	$(0.04)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded were 243,270 and 511,533 for the three months ended March 31, 2008 and 2007, respectively.

15. Equity

On August 13, 2007, the Company’s Board of Directors authorized a Stock Buy Back Plan to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases less than $2.0 million in amount. Through March 31, 2008, the Company purchased 36,538 shares on the open market which are included in treasury stock at a total cost of approximately $111,000.

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

17. Subsequent Events

On May 8, 2008, Car Care, Inc.; a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identify theft. Car Care has reached an agreement in principle, subject to executing a written plea agreement with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, Car Care will pay a criminal fine of $100,000 and will forfeit $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this report on Form 10-Q.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for sales returns, discounts and allowances, are estimated and recorded concurrent with the recognition of the sale and are primarily based on historical return rates.

Revenues from the Company’s Security Segment are recognized when shipments are made and title has passed. Shipping and handling costs of $602,000 and $193,000 in the three months ending March 31, 2008 and 2007, respectively, are included in selling, general and administrative (SG&A) expense.

Revenues from the Company’s Digital Media Marketing Segment are recognized in accordance with Staff Accounting Bulletin SAB No. 104, Revenue Recognition in Financial Statements. The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

Revenues from the Company’s Car Wash Segment are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year, as well as utilizing historical sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory items are property valued. The Company identifies slow moving or discontinued product lines and assesses the ability to dispose of them at a price greater than costs. If it is determined that costs is less than market value, then cost is used for inventory valuation. If market value is less than costs, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123 (R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is recognized as compensation expense over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. In the three months ended March 31, 2008, SFAS 123(R) resulted in compensation expense and therefore a reduction of income before income taxes of $256,000 ($253,600 in continuing operations-SG&A, and $2,400 in discontinued operations).

In the three months ended March 31, 2007, SFAS 123(R) resulted in stock compensation expense and therefore a reduction of income before income taxes of $227,000 ($223,000 in continuing operations-SG&A expense and $4,000 in discontinued operations). The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2008 of $1.1 million to $1.2 million. The Company’s actual stock compensation expense in 2008 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

 Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $146,000 and $199,000 for the three months ended March 31, 2008 and 2007, respectively. Income taxes paid were $9,900 and $250 for the three months ended March 31, 2008 and 2007, respectively. Noncash investing and financing activity of the Company include the recording of the sale of property and equipment and the simultaneous pay down of related mortgages of $4.2 million for the three months ended March 31, 2008.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, retailers and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the three months ended March 31, 2008 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 44% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 21% from our personal defense and law enforcement aerosol operation in Vermont.

Digital Media Marketing

Our Digital Media Marketing Segment is an online marketing and e-commerce business which has two business divisions: (1) online marketing and (2) e-commerce. The segment uses proprietary technologies and software to provide marketing services to third party advertisers and to sell products on the internet.

Our online marketing division, PromoPath, is an online affiliate marketing company that drives customer acquisitions or leads for advertising clients principally using the cost-per-acquisition (“CPA”) model. PromoPath helps companies create effective performance driven marketing campaigns and provides design, brand and technical support services in order to achieve these goals. PromoPath works with many large publishers to reach many areas of interactive media. PromoPath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover®credit cards and Bertelsmann Group. PromoPath generates CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue or “Cost per Acquisition” in the digital marketing marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the Data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead Generation is referred to as CPL “Cost per Lead” in the digital media marketplace. Advertisers purchasing media on a Cost per Lead basis are interested in collecting data from consumers expressing interest in a product or service. Cost per Lead varies from Cost per Acquisition in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

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

Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2008, were approximately $5.4 million.

Car Wash Services

At March 31, 2008, we owned full service and self-service car wash locations in Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated in the three months ended March 31, 2008 for the Car Wash Segment were comprised of approximately 67% from car washing and detailing, 18% from lube and other automotive services, and 15% from fuel and merchandise. Additionally, our Arizona, Florida and our Northeast region car washes and our truck washes are being reported as discontinued operations, (see Note 5 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $81,000 and $4.6 million for the three months ending March 31, 2008 and 2007, respectively. Operating (loss) income from discontinued operations was $(707,000), and $587,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle paid Mace $9,000 per month to lease the Company’s truck washes and was responsible for all underlying property expenses. On December 31, 2007 Eagle completed the purchase of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note has a five-year term, with principal and interest paid on a 15-year amortization schedule. As a result, we did not recognize revenue or operating expenses during the term of the lease other than rental income and interest expense.

The majority of revenues from our Car Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

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

Car Wash Services

Cost of revenues within the Car Wash Segment consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments were approximately $17.1 million at March 31, 2008. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 12.9% at March 31, 2008, and 20.2% at December 31, 2007.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security and Digital Media Marketing Segments, and for equipment purchases and upgrades for our Car Wash Segment. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of March 31, 2008, we had working capital of approximately $22.4 million. At December 31, 2007, working capital was approximately $17.8 million. Our working capital increased by approximately $4.6 million from December 31, 2007 to March 31, 2008 principally due to the sale of our six Florida car washes and payoff of their related mortgage debt, recorded as current at December 31, 2007, in the first quarter of 2008.

During the three month periods ending March 31, 2008 and 2007, we made capital expenditures within our Car Wash Segment of $91,000 and $149,000, respectively, including $0 and $111,000, respectively, of capital expenditures related to discontinued operations. We estimate aggregate capital expenditures for our Car Wash Segment, exclusive of acquisitions of businesses, of approximately $250,000 for the remainder of the year ending December 31, 2008. In years subsequent to 2008, we estimate that our Car Wash Segment will require annual capital expenditures of $350,000 to $400,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $43,000 and $59,000 for the three month periods ending March 31, 2008 and 2007, respectively. We estimate capital expenditures for the Security Segment will be approximately $150,000 for the remainder of 2008.

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

We intend to continue to expend significant cash for the purchase of inventory for our Security Segment and the e-commerce division of our Digital Media Marketing Segment as we grow and introduce new video surveillance products and e-commerce products in 2008 and in years subsequent to 2008. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At March 31, 2008, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional inventory purchases. The amount of capital that we will spend for the remainder of 2008 and in years subsequent to 2008 is largely dependent on the marketing success we achieve with our video surveillance systems and components and in our e-commerce internet business.

As previously disclosed, on March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s then 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched were located in Pennsylvania and the fourth was located in New Jersey. These four car washes were sold by the Company in the quarter ended March 31, 2007. Documents were seized and a number of car wash employees of Car Care, Inc., a wholly-owned subsidiary of the Company, were taken into custody by the United States immigration authorities. On May 8, 2008, Car Care, Inc., a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. Car Care has reached an agreement in principle, subject to executing a written plea agreement with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, Car Care will pay a criminal fine of $100,000 and will forfeit $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the agreement in principle, will not be charged. The Company fully cooperated with the government in its investigation of this matter.

Shortly following the search of the Company’s premises in March 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.52 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively and $47,000 in the three months ended March 31, 2008) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). The site investigation was focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified to date are (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the clean up of which the Company believes the building owner and not Mace is responsible); (ii) 212 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company, defective spray units, and empty containers which had contained hazardous wastes); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas); and (iv) three steel drums containing a chemical used to make pyrotechnic grenades (this material is held for resale). The EPA, the Company and the building owner have entered into an Administrative Consent Order under which the hazardous materials and waste are being remediated. The Company expects the remediation to be complete by May 30, 2008, within the time required by the Administrative Consent Order. A total cost of approximately $665,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through March 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $68,000 has been paid to the date, leaving an accrual balance of $597,000 at March 31, 2008. The accrual was increased by $380,000 in the first quarter due to there being more hazardous waste to dispose of than originally estimated, increase in cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA.

The United States Attorney for the District of Vermont (“US Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building it is located within during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008 the US Attorney issued a grand jury subpoena to the Company. The subpoena requires the Company to provide the US Attorney with documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company intends to supply the documents and fully cooperate with the US Attorney’s investigation. The Company is unable at this time to determine whether further action will be taken by the US Attorney or if any charges, fines or penalties will be sought from the Company. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $17.1 million at March 31, 2008, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet our security, digital media marketing and car wash operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2008.

From December 2005 through March 31, 2008, we sold 34 car washes and our five truck washes with total cash proceeds generated of approximately $33.7 million, net of pay off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash. Cash from car wash sales have been used to fund operating needs and expansion of our Security and Digital Media Marketing Segment. If the cash provided from operating activities does not improve during the balance of 2008 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet our ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At March 31, 2008, we had borrowings, including liabilities related to assets held for sale, of approximately $8.5 million. We had two letters of credit outstanding at March 31, 2008, totaling $831,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2008. The Company also maintains a $300,000 guidance line for commercial letters of credit for the importation of inventory. There were outstanding commercial letters of credit of under this commitment at March 31, 2008.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and certain financial reporting requirements.

The Chase term loan agreements limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $6.0 million at March 31, 2008, including debt recorded as long-term debt at March 31, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of March 31, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 26% of our total revenues in the three months ended March 31, 2008, would be severely impacted and we may be unable to continue to operate our business.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2008, including debt included in liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$8,495	$1,129	$3,942	$2,315	$1,109
Minimum operating lease payments	4,113	1,009	1,341	890	873
	$12,608	$2,138	$5,283	$3,205	$1,982

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	831	831	-	-	-
	$831	$831	$-	$-	$-

(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $470,000.
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at March 31, 2008.
(4) The Company maintains a $300,000 guidance line for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31,2008. Outstanding letters of credit of $831,000 represent collateral for workers’ compensation insurance policies.

Mace currently employs Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year employment agreement dated August 21, 2006. The principal terms of the employment agreement include: an annual salary of $450,000; three annual stock option grants fully vested on the date of each grant; certain bonus payments for the sale or purchase of businesses; a car at a lease cost of $1,500 per month; provision for certain medical and other employee benefits; and prohibition against competing with Mace during employment and for a three-month period following a termination of employment. Mr. Paolino’s employment agreement also provides for a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years, upon termination of employment under certain conditions or upon a change in control. Additionally, if Mr. Paolino receives the change of control bonus, his employment agreement can then be terminated without an additional payment. Of the three stock option grants provided for in Mr. Paolino’s employment agreement, the first grant, exercisable into 450,000 shares of the Company’s common stock, was made on August 21, 2006 and the second grant, exercisable into 300,000 shares of the Company’s common stock, was made on February 22, 2008. The third grant is expected be made on or about August 21, 2008. Because the grants are fully vested on the date of grant, they do not provide an incentive against Mr. Paolino resigning his employment.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.1 million for the three months ended March 31, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $2.3 million, which included $254,000 in non-cash stock-based compensation charges from continuing operations and $382,000 of depreciation and amortization. Cash was also impacted by a decrease in accounts payable and accrued expenses of $379,000, a decrease in accounts receivable of $536,000 and an increase in inventory of $450,000. Net cash used in operating activities totaled $1.4 million for the three months ended March 31, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $2.2 million offset partially by $200,000 in non-cash stock based compensation charges from continuing operations and $331,000 of depreciation and amortization.

Investing Activities. Cash provided by investing activities totaled approximately $7.8 million for the three months ended March 31, 2008, which includes cash provided by investing activities from discontinued operations of $8.0 million related to the sale of six car wash sites in the three months ended March 31, 2008. Cash provided by investing activities totaled approximately $8.2 million for the three months ended March 31, 2007, which includes proceeds from sale of discontinued operations of $8.1 million, capital expenditures of $40,000 related to ongoing car wash operations, $59,000 for Security Segment operations, and $111,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $858,000 for the three months ended March 31, 2008, which includes $752,000 of routine principal payments on debt from continuing operations and $106,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $577,000 for the three months ended March 31, 2007, which includes $221,000 of routine principal payments on debt from continuing operations and $356,000 of routine principal payments on debt related to discontinued operations

Results of Operations for the Three Months Ended March 31, 2008
Compared to the Three Months Ended March 31, 2007

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended March 31,
	2008	2007

Revenues	100%	100%
Cost of revenues	73.1	77.7
Selling, general and administrative expenses	40.3	40.5
Depreciation and amortization	2.6	3.4
Operating loss	(16.0)	(21.6)
Interest expense, net	(0.3)	(2.0)
Other income	0.8	1.3
Loss from continuing operations before income taxes	(15.5)	(22.3)
Income tax expense	0.2	0.2
Loss from continuing operations	(15.7)	(22.5)
Income from discontinued operations	43.1	15.8
Net income (loss)	27.4%	(6.7)%

Revenues

Security

Revenues within the Security Segment were approximately $5.3 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively. Of the $5.3 million of revenues for the three months ended March 31, 2008, $1.9 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $1.0 million, or 19%, from our consumer direct electronic surveillance equipment operations in Texas, $1.3 million or 25%, from our machine vision camera and video conferencing equipment operation in Texas, and $1.1 million, or 21%, from our personal defense and law enforcement aerosol operation. Of the $5.4 million of revenues for the three months ended March 31, 2007, $1.8 million, or 33%, was generated from our professional electronic surveillance operation in Florida, $1.1 million, or 20%, from our consumer direct electronic surveillance equipment operation in Texas, $1.4 million, or 27%, from our machine vision camera and video conference equipment operation in Texas, and $1.1 million, or 20%, from our personal defense and law enforcement aerosol operation. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas and our personal defense and law enforcement aerosol operations partially offset by an increase in our professional electronic surveillance operation in Florida. The increase in sales in our professional electronic surveillance operation was the result of an improvement in vendors relationship to supply high volume products in a timely manner, increased sales effort, and the elimination of the impact on operations and management of the Florida embezzlement investigation in the first six months of 2007. The decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conference equipment operations in Texas was largely a result of increased competition. The Company’s machine vision camera and video conferencing equipment operations continue to be impacted by competition and certain large customers purchasing direct from its main supplier. The slight decrease of approximately $28,000 in revenues in our personal defense and law enforcement aerosol operation was largely a result of the timing of TG Guard installations and related sales.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment, acquired in July 2007, were approximately $5.4 million for three months ended March 31, 2008; $1.0 million related to our online marketing division and $4.4 million related to our e-commerce division.

Car Wash Services

Revenues for the three months ended March 31, 2008 were $3.8 million as compared to $4.4 million for the three months ended March 31, 2007, a decrease of 609,000 or 14%. This decrease was primarily attributable to a decrease in wash and detail services and lube and other automotive services. Of the $3.8 million of revenues for the three months ended March 31, 2008, $2.5 million, or 67%, was generated from car wash and detailing, $681,000, or 18%, from lube and other automotive services, and $545,000, or 15%, from fuel and merchandise sales. Of the $4.4 million of revenues for the three months ended March 31, 2007, $3.0 million, or 69%, was generated from car wash and detailing, $805,000, or 18%, from lube and other automotive services, and $544,000, or 13%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2008 was principally due to the sale of car washes and reduced car wash volumes in the Texas market due to unfavorable weather. Overall car wash volumes declined by 24,000 cars, or 14%, in the first three months of 2007 as compared to the first three months of 2008, 5% excluding the impact of a car wash volume reduction of 16,000 cars from the closure and divestiture of three Texas car wash locations since January 2007 included in continuing operations. Additionally, the Company experienced a slight decline in average wash and detailing revenue per car from $17.93 in the first three months of 2007 to $17.68 in the same period in 2008.

Cost of Revenues

Security

During the three months ended March 31, 2008, cost of revenues was $3.7 million, or 71%, of revenues, as compared to $4.0 million or 74% of revenues for the three months ended March 31, 2007. The decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in the first quarter of 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment were approximately $3.6 million, or 66% of revenues, for the three months ended March 31, 2008; $895,000 related to our online marketing division and $2.7 million related to our e-commerce division.

Car Wash Services

Cost of revenues for the three months ended March 31, 2008 were $3.3 million, or 87% of revenues, with car washing and detailing costs at 85% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 103% of respective revenues. Cost of revenues for the three months ended March 31, 2007 were $3.6 million, or 82% of revenues, with car washing and detailing costs at 80% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 95% of respective revenues. This increase in car wash and detailing costs as a percent of revenues in 2008 was the result of an increase in the cost of labor as a percent of car wash and detailing revenues from 53% in 2007 to 56% in 2008 as a result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2008 were $5.8 million compared to $4.0 million for the same period in 2007. SG&A expenses as a percent of revenues were 40% for the three months ended March 31, 2008 and 41% for the three months ended March 31, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar, which added SG&A costs of $1.7 million in 2008. SG&A expenses for the three months ended March 31, 2008 include an additional accrual of approximately $380,000 for the waste remediation at our personal defense and law enforcement aerosol operation in Vermont (See Note 7. Commitments and Contingencies). This increase was partially offset by a decrease in costs related to the ongoing immigration investigation. SG&A expenses include $47,000 of legal, consulting and accounting fees in the first three months of 2008 relating to the ongoing immigration investigation as compared to $132,000 in the first three months of 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $254,000 and $227,000 in the three months ended March 31, 2008 and 2007, respectively. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the three months ending March 31, 2007 also include approximately $310,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $382,000 for the three months ended March 31, 2008 as compared to $331,000 for the same period in 2007. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2008 was $41,000 compared to $193,000 for the three months ended March 31, 2007. The decrease in net interest expense is due to a decrease in interest expense of approximately $77,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments offset by and an increase in interest income of approximately $74,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the three months ended March 31, 2008 was $115,000 compared to $129,000 for the three months ended March 31, 2007. The 2008 other income includes $96,000 of earnings on short term investments. The 2007 other income includes $105,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $25,000 in each of the three months ended March 31, 2008 and 2007. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1)% in 2008 and 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2007 as reported on our Form 10-K for the year ended December 31, 2007.

With the pay off of the Arizona fixed rate mortgages in 2007, nearly 100% of the Company’s debt at March 31, 2008, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2008. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $117,000 on an annual basis.

On October 14, 2004, we entered into an interest rate cap that effectively changes our interest rate exposure on approximately $7 million of variable rate debt. The interest rate cap contract had a 36-month term and caps the interest rate on the $7 million of variable rate debt at 6.5%. The contract expired at September 30, 2007.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Mace Security International, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2008. Based on such evaluation, management has concluded that Mace Security International, Inc.’s internal control over financial reporting is effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting and Remediation Actions

As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007, we began the remediation of the material weakness in our internal controls over cash and financial reporting associated with the Company’s Florida based security operation through: (i) hiring of new divisional accounting personnel for this location (ii) restrictions on access to cash disbursement activity at the Florida Security Division; (iii) reinforcement of control procedures at the regional level for maintenance of the purchase order clearing account, cash accounts, and other significant balance sheet accounts; (iv) reinforcement of controls over timely review of account reconciliations and journal entries; and (v) increased corporate supervision of regional accounting personnel. We have completed the remediation as of December 31, 2007 and will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make further changes as management determines appropriate.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 8, 2008, Car Care, Inc.; a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identify theft. Car Care has reached an agreement in principle, subject to executing a written plea agreement with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, Car Care will pay a criminal fine of $100,000 and will forfeit $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

Additional information regarding our legal proceedings can be found in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risks Factors

Risks Related to Our Business

During the last several months, the Board of Directors and Management has had differences in determining the direction and business plan for increasing shareholder value; should the differences continue, the Company may no longer be managed or operate effectively.The board of directors has experienced two tied votes over the last several months in terms of determining the best course of action on certain issues. During the last several months there have also existed very strong disagreements between management and several members of the board of directors related to the best direction of the Company for achieving profitability and maximizing shareholder value. The recent inability of the board of directors and management to agree to any particular plan could materially affect the operations of the Company as well as its ability to increase revenues and reach profitability.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security Segment and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security Segment and Digital Media Segment requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and capital for equipment purchases. Although we had positive working capital of $22.4 million as of March 31, 2008, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by approximately $4.6 million from December 31, 2007 to March 31, 2008 principally due the sale of our six Florida car washes and payoff of their related mortgage debt recorded as current at December 31, 2007 in the first quarter of 2008. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that we will be able to sell our remaining car washes.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt. Our bank debt borrowings as of March 31, 2008 were $8.5 million, including borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to nine of our car wash facilities at March 31, 2008). Our most significant borrowings are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) in the amount of $6.0 million. We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of the criminal immigration investigation and economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities at March 31, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 26% of our total revenues for the first quarter of 2008, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated. Our secured notes payable to Chase total $6.0 million, $4.6 million of which was classified as non-current debt at March 31, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

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

If our insurance is inadequate, we could face significant losses. We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $827,747 at March 31, 2008. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If people are injured by our consumer safety products, we could be held liable and face damage awards. We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems, if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increases, we could be subject to additional product liability claims. We have a $25,000 deductible on our consumer safety products insurance policy, meaning that all such lawsuits, even unsuccessful ones and ones covered by insurance, cost the Company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

Our defense sprays use hazardous materials which if not properly handled would result in our being liable for damages under environmental laws. Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. We also store a chemical component of tear gas in our Bennington, Vermont facility in such quantities that if all the chemical was released into the air, could cause an evacuation of Bennington, Vermont until the chemical broke down into its components. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. The Environmental Protection Agency conducted a site investigation at our Bennington, Vermont facility in January, 2008 and found the facility in need of remediation. See Note 7. Commitments and Contingencies.

Risks Related to our Digital Media Marketing Segment

If we lose the services of the two operational executives who head our Digital Media Marketing Segment, our business will suffer. If we lose the services of one or both of the executives who head the operations of our Linkstar and PromoPath subsidiaries and do not replace the executives with equally experienced personnel, the segment will be adversely impacted. The business plan for the Digital Media Marketing Segment is dependent on active growth and management. Without the experienced executives it is unlikely that the business plan will be accomplished, resulting in revenue loss and lack of profit. If the executives leave and are not replaced with equally experienced executives, the Digital Marketing Segment will be negatively impacted.

Composition of Board of Directors. The current members of the Company’s board of directors do not have any practical experience with e-commerce or digital media marketing advertising. Mr. Paolino has urged the Board to expand the Board to seven directors and appoint a director with practical experience with e-commerce or digital media advertising. The Nominating Committee is conducting a search for a nominee with e-commerce experience; however, the Board has not voted to expand the Board to seven directors. Mr. Paolino, as Chief Executive Officer believes the existing independent directors have insufficient experience to provide adequate oversight for the Company’s e-commerce and digital media marketing adverting business.

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

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup) and Eternal Minerals (dead sea spa products) are relatively new. We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We need to attract and retain a large number of e-commerce customers who purchase our products on a recurring basis.  Our e-commerce model is driven by the need to attract a large number of customers to our continuity program and to maintain customers for an extended period of time. We have fixed costs in obtaining an initial customer which can be defrayed only by a customer making further purchases. For our business to be profitable, we must convert a certain percentage of our initial customers to customers that purchase our products on a reoccurring monthly basis for a period of time. To do so, we must continue to invest significant resources in order to enhance our existing products and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop products and services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to improve our products and services on a timely basis, we may lose existing members and may fail to attract new customers.  Failure to enhance or develop products and services or to respond to the needs of our customers in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on credit card processing for a majority of our e-commerce business, to include but not be limited to Visa, MasterCard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and/or card authorization methods could significantly impact our revenues. Additionally our e-commerce membership programs are accepted under a negative option billing term (customers are charged monthly until they cancel), and change in regulation of negative option billing could significantly impact our revenue.

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

Changes in government regulation and industry standards, could decrease demand for our products and services and increase our costs of doing business. Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “Spy Act of 2007”). Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the web generally and adversely affect our business. Moreover, it could decrease the acceptance of the web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive internet behavior, including prohibiting the use of spam and spyware by our web publisher partners.

Government enforcement actions could result in decreased demand for our products and services. The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. The Federal Trade Commission has conducted investigations of competitors and filed law suits against competitors. Some of the investigations and law suits have been settled by consent orders which have imposed fines and changes with regard to how competitors conduct business. The New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are legally permissible. Governmental or regulatory bodies may make a different judgment about the legally permissibility of the advertising we place and the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, or could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

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

Risks Related to our Car Wash Segment

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, some or all of these claims may rise to litigation, which could be costly and time consuming to our management team, and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates

Our car wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer. We are governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car care services businesses. Other car care services and products, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:
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

Through our Car Wash Segment, we face a variety of potential environmental liabilities, including those arising out of improperly disposing waste oil or lubricants at our lube centers, and leaks from our underground gasoline storage tanks. If we improperly dispose of oil or other hazardous substances, or if our underground gasoline tanks leak, we could be assessed fines by federal or state regulatory authorities and/or be required to remediate the property. Although each case is different, and there can be no assurance as to the cost to remediate an environmental problem, if any, at one of our properties, the costs for remediation of a leaking underground storage tank typically range from $30,000 to $75,000.

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

If we sell our Car Wash Segment, our revenues will decrease and our business may suffer. We can offer no assurances that we will be able to locate additional potential buyers for our remaining car washes or that we will be able to consummate any further sales to potential buyers we do locate. In addition if we are able to sell our remaining car washes, our total revenues will decrease and our business will become reliant on the success of our Security Segment and our Digital Marketing Media Segment. Our business faces significant risks as set forth herein and may impact our ability to generate positive operating income or cash flows from operations, may cause our financial results to become more volatile, or may otherwise materially adversely affect us.

Risks Related to our Stock

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.
The market price of our common stock, has in the past been, and is likely to continue to be volatile in the future. That volatility depends upon many factors, some of which are beyond our control, including:
•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	announcements regarding the disposition of all or a significant portion of the assets that comprise our Car Wash Segment, which may or may not be on favorable terms;
•	technological innovations or new commercial products developed by us or our competitors;
•	changes in our, or our suppliers’ intellectual property portfolio;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	additions or departures of our key personnel;
•	operating losses by us;
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and
•	our ability to maintain our common stock listing on the Nasdaq Global Market.

One or more of these factors could cause a decline in our revenues and income or in the price of our common stock, thereby reducing the value of an investment in our Company.

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value. Our common stock is listed on Nasdaq Global Market with a closing price of $1.45 at the close of the market on May 12, 2008. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq SmallCap Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq SmallCap Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq SmallCap Market. Upon delisting from the Nasdaq SmallCap Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq SmallCap Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price. We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” (as defined in Section 203 an owner of 15% or more of the outstanding stock of the corporation) for a period of three years following the shareholders becoming an “interested shareholder,” unless approved in a prescribed manner. This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

(e) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2008	-	-	-	$1,888,000
February 1 to February 29, 2008	-	-	-	$1,888,000
March 1 to March 31, 2008	-	-	-	$1,888,000
Total	-	-	-

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of March 31, 2008, 53,909 shares had been repurchased under this program at a cost of approximately $111,000.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

BY:	/s/ Louis D. Paolino, Jr.
Louis D. Paolino, Jr., Chairman, Principal Executive Officer and President

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Principal Financial Officer

DATE: May 15, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.