Form 10-Q
period 2008-06-30
MACE SECURITY INTERNATIONAL INC
filed 2008-08-13
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008
COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044
(Address of Principal Executive Offices)

Registrant's Telephone No., including area code: (267) 317-4009

401 East Las Olas Boulevard, Suite 1570, Fort Lauderdale, Florida 33301
(Former Address)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 the (“ Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 7, 2008, there were 16,465,253 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended June 30, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,922	$8,103
Short-term investments	4,323	4,249
Accounts receivable, less allowance for doubtful accounts of $893 and $791 in 2008 and 2007, respectively	2,316	2,920
Inventories	9,798	9,296
Prepaid expenses and other current assets	1,707	2,241
Assets held for sale	4,600	5,665
Total current assets	33,666	32,474
Property and equipment:
Land	8,914	12,322
Buildings and leasehold improvements	14,628	17,418
Machinery and equipment	5,797	6,353
Furniture and fixtures	700	558
Total property and equipment	30,039	36,651
Accumulated depreciation and amortization	(7,400)	(8,477)
Total property and equipment, net	22,639	28,174

Goodwill	8,231	8,231
Other intangible assets, net of accumulated amortization of $1,262 and $1,123 in 2008 and 2007, respectively	3,874	5,565
Other assets	943	992
Total assets	$69,353	$75,436

The accompanying notes are an integral
part of these financial statements.

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,569	$2,022
Accounts payable	3,215	4,661
Accrued expenses and other current liabilities	3,253	2,581
Income taxes payable	733	778
Deferred revenue	140	174
Liabilities related to assets held for sale	1,842	4,494
Total current liabilities	10,752	14,710

Long-term debt, net of current portion	4,810	7,160

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares of 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 16,465,253 at June 30, 2008 and December 31, 2007	165	165
Additional paid-in capital	93,979	93,685
Accumulated other comprehensive income	209	322
Accumulated deficit	(40,451)	(40,495)
	53,902	53,677
Less treasury stock at cost-53,909 shares	(111)	(111)
Total stockholders’ equity	53,791	53,566
Total liabilities and stockholders’ equity	$69,353	$75,436

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended June 30,
	2008	2007
Revenues:
Security	$5,555	$5,625
Digital media marketing	5,472	-
Car wash and detailing services	2,528	2,367
Lube and other automotive services	732	750
Fuel and merchandise	812	298
	15,099	9,040
Cost of revenues:
Security	3,930	4,191
Digital media marketing	3,334	-
Car wash and detailing services	1,969	1,973
Lube and other automotive services	532	622
Fuel and merchandise	807	258
	10,572	7,044

Selling, general and administrative expenses	5,491	3,817
Depreciation and amortization	352	304
Asset impairment charges	2,608	-

Operating loss	(3,924)	(2,125)

Interest expense, net	(13)	(71)
Other income	111	298
Loss from continuing operations before income taxes	(3,826)	(1,898)

Income tax expense	25	25
Loss from continuing operations	(3,851)	(1,923)
(Loss) income from discontinued operations, net of tax of $0 in 2008 and 2007	(78)	659
Net loss	$(3,929)	$(1,264)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.24)	$(0.12)
(Loss) income from discontinued operations	-	.04
Net loss	$(0.24)	$(0.08)

Weighted average shares outstanding:
Basic	16,465,253	15,275,382
Diluted	16,465,253	15,275,382

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)

	Six Months Ended June 30,
	2008	2007
Revenues:
Security	$10,841	$11,060
Digital media marketing	10,917	-
Car wash and detailing services	4,665	4,929
Lube and other automotive services	1,413	1,555
Fuel and merchandise	1,081	561
	28,917	18,105
Cost of revenues:
Security	7,676	8,238
Digital media marketing	6,924	-
Car wash and detailing services	3,785	4,022
Lube and other automotive services	1,071	1,256
Fuel and merchandise	1,076	502
	20,532	14,018

Selling, general and administrative expenses	11,246	7,737
Depreciation and amortization	703	605
Asset impairment charges	2,608	-

Operating loss	(6,172)	(4,255)

Interest expense, net	(39)	(244)
Other income	225	426
Loss from continuing operations before income taxes	(5,986)	(4,073)

Income tax expense	50	50
Loss from continuing operations	(6,036)	(4,123)
Income from discontinued operations, net of tax of $0 in 2008 and 2007	6,080	2,201
Net income (loss)	$44	$(1,922)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.37)	$(0.27)
Income from discontinued operations	0.37	.014
Net income (loss)	$-	$(0.13)

Weighted average shares outstanding:
Basic	16,465,253	15,275,382
Diluted	16,465,253	15,275,382

The accompanying notes are an integral
part of these financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2007	16,465,253	$165	$93,685	$322	$(40,495)	$(111)	$53,566
Stock-based compensation expense (see note 6)	-	-	294	-	-	-	294
Unrealized loss on short-term investments	-	-	-	(113)	-	-	(113)
Net income	-	-	-	-	44	-	44
Total comprehensive loss	-	-	-	-	-	-	(69)
Balance at June 30, 2008	16,465,253	$165	$93,979	$209	$(40,451)	$(111)	$53,791

The accompanying notes are an integral
part of this financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$44	$(1,922)
Income from discontinued operations, net of tax	6,080	2,201
Loss from continuing operations	(6,036)	(4,123)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	703	605
Stock-based compensation (see Note 6)	291	310
Provision for losses on receivables	118	140
Loss (gain) on sale of property and equipment	7	(9)
Gain on short-term investments	(185)	(210)
Asset impairment charges	2,608	-
Changes in operating assets and liabilities:
Accounts receivable	480	(209)
Inventories	(460)	79
Prepaid expenses and other assets	577	18
Accounts payable	(1,302)	(311)
Deferred revenue	(142)	(98)
Accrued expenses	850	348
Income taxes payable	(52)	(44)
Net cash (used in) provided by operating activities-continuing operations	(2,543)	(3,504)
Net cash used in operating activities-discontinued operations	(1,107)	(339)
Net cash used in operating activities	(3,650)	(3,843)
Investing activities
Purchase of property and equipment	(332)	(156)
Proceeds from sale of property and equipment	1	294
Payments for intangibles	(13)	(4)
Net cash (used in) provided by investing activities-continuing operations	(344)	134
Net cash provided by investing activities-discontinued operations	7,948	17,218
Net cash provided by investing activities	7,604	17,352
Financing activities
Payments on long-term debt	(932)	(356)
Net cash used in financing activities-continuing operations	(932)	(356)
Net cash used in financing activities-discontinued operations	(203)	(714)
Net cash used in financing activities	(1,135)	(1,070)
Net increase in cash and cash equivalents	2,819	12,439
Cash and cash equivalents at beginning of period	8,103	4,055
Cash and cash equivalents at end of period	$10,922	$16,494

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

The Company’s remaining car wash operations as of June 30, 2008 were located in Texas. The Company entered into two separate agreements in May 2008 and June 2008 to sell two of its Lubbock, Texas car washes, an agreement in July 2008 to sell one of its Dallas, Texas car washes, and an agreement in August 2008 to sell one of its Arlington, Texas car washes. The four agreements have not yet been consummated. Additionally, the Company consummated the sales of its six Florida car washes from January 4, 2008 to March 3, 2008. The Company also completed the sale of its Arizona car wash region in May 2007 and completed the divesture of its Northeast car wash region in August 2007. Additionally, the Company sold its five truck washes on December 31, 2007 under a lease-to-sell agreement entered into on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes for two years beginning January 1, 2006. The Company did not recognize revenue or operating expenses of the truck washes during the term of the lease other than rental income, depreciation expense and interest expense. The results for the Arizona, Northeast, Lubbock, Texas and Florida car wash regions and the Company’s truck washes have been classified as discontinued operations in the accompanying statements of operations and cash flows. The statements of operations and the statements of cash flows for the prior period have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations and Assets Held for Sale).

2.  New Accounting Standards

The company has partially adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements for those assets and liabilities measured at fair value on a recurring and nonrecurring basis. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were deferred for those nonfinancial assets and nonfinancial liabilities that are typically valued by the Company on a nonrecurring basis which include long-lived assets, goodwill and other intangible assets.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at June 30, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$4,323	$4,323	$-	$-

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will comply with the provisions of SFAS No. 141R should the Company complete an acquisition subsequent to December 31, 2008.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$465	$128	$465	$91
Customer lists	1,184	586	2,751	591
Product lists	590	236	590	207
Software	883	135	883	61
Deferred financing costs	231	177	231	173
Total amortized intangible assets	3,353	1,262	4,920	1,123
Non-amortized intangible assets:
Trademarks-Security Segment	1,292	-	1,285	-
Trademarks-Digital Media Marketing Segment	478	-	478	-
Patent costs	13	-	5	-
Total non-amortized intangible assets	1,783	-	1,768	-
Total intangible assets	$5,136	$1,262	$6,688	$1,123

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2008	$422
2009	$386
2010	$377
2011	$377
2012	$367

Amortization expense of other intangible assets was approximately $149,000, and $72,000 for the three months ended June 30, 2008 and 2007 and $298,000 and $145,000 for the six months ended June 30, 2008 and 2007, respectively. The weighted average useful life of amortizing intangible assets was 8.1 years at June 30, 2008.

4. Business Acquisitions and Divestitures

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enabled the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate paid on January 18, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $160,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement. The purchase price was allocated as follows: approximately (i) $248,000 cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaids; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclassifications from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

Unaudited proforma financial information, assuming the Linkstar acquisition occurred on January 1, 2007, is as follows (in thousands, except per shares amounts):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$14,116	$28,960
Net loss	$(1,056)	$(1,584)
Loss per share-basic and dilutive	$(0.07)	$(0.10)

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

In the fourth quarter ending December 31, 2007, the Company sold two of its San Antonio, Texas car wash sites in two separate transactions on November 8, 2007 and November 13, 2007 for total cash consideration of $2.96 million at a total gain of approximately $38,000. Additionally, on December 31, 2007, the Company completed the sale of its five truck washes under its lease-to-sell agreement with Eagle United Truck Wash, LLC (“Eagle”). Eagle purchased the five truck washes for total consideration of $1.2 million, consisting of $280,000 cash and a $920,000 five year note payable to Mace secured by mortgages on the truck washes. The current portion of the note payable, approximately $28,000, is included in prepaid expenses and other current assets and the non-current portion, approximately $892,000 is included in other assets. The Company recorded a gain of approximately $279,000 on the sale.

In the first quarter ending March 31, 2008, the Company sold its six full service car washes in Florida in three separate transactions from January 4, 2008 to March 3, 2008 for total cash consideration of approximately $12.5 million at a gain of approximately $6.9 million. Simultaneously with the sale, $4.2 million of cash was used to pay down related mortgage debt.

On May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. The agreements provide for up to 180 days due diligence periods. On July 18, 2008, the Company entered into an agreement to sell one of its full service car washes in Dallas, Texas for a total cash consideration of $1.8 million. The agreement has a 45-day financing contingency. Additionally, on August 7, 2008, the Company entered into an agreement to sell a full service car wash in Arlington, Texas for total cash consideration of $3.6 million. The agreement provides for a 6% broker fee and a 30-day financing contingency.

5. Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes. This transaction closed on May 17, 2007. Additionally, the Company sold nine of its Northeast region car washes in the nine months ended September 30, 2007 which represent all of the revenues within the Northeast region. The Company completed the sale of its truck washes on December 31, 2007 under a lease-to-sell agreement executed on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 through December 31, 2007. The Company did not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. The Company also entered into two separate agreements on November 8, 2007 and November 19, 2007 to sell five of its six full service car washes and a third agreement in January 2008 to sell its final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. Finally, On May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. The agreements provide for up to 180 days due diligence periods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Arizona, Northeast, Lubbock, Texas and Florida car washes and our truck washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $785,000 and $1.6 million for the three and six months ended June 30, 2008 and $3.8 million and $9.1 million for the three and six months ended June 30, 2007, respectively. Operating (loss) income from discontinued operations was $(89,000) and $(867,000) for the three and six months ended June 30, 2008 and $88,000 and $685,000 for the three and six months ended June 30, 2007, respectively.

Assets and liabilities held for sale are comprised of the following at June 30, 2008 (in thousands):

Assets held for sale:	Fort Worth, Texas	Lubbock, Texas	Total

Inventory	$66	$94	$160
Property, plant and equipment, net	924	3,516	4,440

Total assets	$990	$3 ,610	$4,600

Liabilities related to assets held for sale:
Current portion of long-term debt	$202	$196	$398
Long-term debt, net of current portion	488	956	1,444

Total liabilities	$690	$1,152	$1,842

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $37,100 and $293,500 for the three and six months ended June 30, 2008, respectively ($36,900 included in SG&A expense, and $200 in discontinued operations in the three month period and $290,900 in SG&A expense and $2,600 in discontinued operations in the six month period) and $104,600 and $331,300 for the three and six months ended June 30, 2007, respectively, ($102,200, included in SG&A expense and $2,400 in discontinued operations in the three month period and $309,500 in SG&A expense and $21,800 in discontinued operations in the six month period).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (years)	10	10	10	10
Risk-free interest rate	N/A	4.50%	3.50%-3.88%	4.50%-4.63%
Volatility	47%	52%	47%	52%
Dividend yield	0%	0%	0%	0%

Expected term: Company’s expected life is based on the period the options are expected to remain outstanding. The Company estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectations of future behavior.

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

The weighted-averages of the fair value of stock option grants are $1.02 and $1.86 for the six months ended June 30, 2008 and 2007, respectively. There were no stock options granted in either the three months ended June 30, 2008 or 2007. As of June 30, 2008, total unrecognized stock-based compensation expense is $341,000, which has a weighted average period to be recognized of approximately 1.65 years.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2008 for continuing operations are as follows: 2009 - $841,000; 2010 - $666,000; 2011 - $615,000; 2012 - $620,000; 2013 - $425,000 and thereafter - $800,000. Rental expense under these leases was $291,000, and $220,000 for the three months ended June 30, 2008, and 2007, respectively and $534,000 and $442,000 for the six months ended June 30, 2008 and 2007, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space in its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases. During the three months ending June 30, 2008 and 2007, revenues under these leases were approximately $26,800, and $8,200, respectively and $39,900 and $20,200 for the six months ended June 30, 2008 and 2007, respectively. These amounts are classified as other income in the accompanying consolidated statements of operations.

As a result of its continued cost saving efforts, the Company decided to terminate a leased office in Fort Lauderdale, Florida during the second quarter 2008. Effective December 31, 2008, the lease’s termination date, the executives in the terminated office will be moved to other offices of the Company. The lease termination resulted in a one time fee of $38,580, which was paid and included in SG&A expense in the three months ended June 30, 2008.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste. The Company believes that it complies, in all material respects, with all applicable laws relating to its business. See also the discussion below concerning the environmental remediation occurring at the Bennington, Vermont location.

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall be entitled to immediate vesting upon a change in control of the Company.

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008. On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”). The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”). The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606, because the Company did not issue him a sufficient number of stock options in August, 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv) Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000. It is not possible to predict the outcome of the Arbitration Proceeding which may take a year or more to reach a conclusion. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that the Company’s Board of Directors make full and prompt disclosures of material facts relating to the Company’s financial condition and other matters in its Form 10-Q for the quarter ended March 31, 2008 filed by the Company on May 15, 2008. Mr. Paolino in the DOL Complaint demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination. The Company will defend itself against the allegations made in the DOL Complaint; which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

As previously disclosed, on March 13, 2006, the Company was served with a search warrant issued by the United States District Court for the District of New Jersey relating to a criminal immigration investigation. A search of the Company’s headquarters and four out of the Company’s then 48 car washes was conducted by representatives of the United States Department of Investigations and Customs Enforcement and certain other agencies. Three of the car washes searched were located in Pennsylvania and the fourth was located in New Jersey. These four car washes were sold by the Company in the quarter ended March 31, 2007. Documents were seized and a number of car wash employees of Car Care, Inc. (“Car Care”), a wholly owned subsidiary of the Company, were taken into custody by the United States immigration authorities. On May 8, 2008, Car Care, as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the plea agreement, will not be charged. The Company fully cooperated with the government in its investigation of this matter.

Shortly following the search of the Company’s premises in March 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.67 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively, and $204,000 in the six months ended June 30, 2008, (including $157,000 in the three months ended June 30, 2008)) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). The site investigation was focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes are required. The hazardous materials and waste identified were (i) metal contaminated soils on the building grounds (waste from sand blasting paint from the building, the clean up of which has been completed by the building owner), (ii) 212 drums of hazardous waste (waste gases generated from testing the defense spray units sold by the Company, defective spray units, and empty containers which had contained hazardous wastes, this material has been segregated for proper disposal); (iii) 55 thousand pounds of 2-chlorobenzalmalononitrile stored in eight pound plastic containers (a chemical used to make tear gas, the remediation of this material has been completed); and (iv) three steel drums containing a chemical used to make pyrotechnic grenades (this material has been sold). The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were and are being remediated. The Company expects all remediation to be complete by August 31, 2008, within the time allowed by the EPA. A total estimated cost of approximately $730,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through June 30, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately, $469,000 has been paid to date, leaving an accrual balance of $261,000 at June 30, 2008. The accrual was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increase in cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA.

In addition to the EPA site investigation, the United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building it is located within during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company. The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so. The Company is unable at this time to determine whether further action will be taken by the U.S. Attorney or if any charges, fines or penalties will be sought from the Company. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment and the Car Wash Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Security	Digital Media Marketing	Car Wash	Corporate Functions*
Three months ended June 30, 2008
Revenues from external customers	$5,555	$5,472	$4,072	$-
Segment operating (loss) income	$(578)	$317	$208	$(1,263)
Segment assets	$17,630	$11,134	$35,989	$-
Goodwill	$1,343	$6,888	$-	$-
Capital expenditures	$124	$6	$55	$-

Six months ended June 30, 2008
Revenues from external customers	$10,841	$10,917	$7,159	$-
Segment operating (loss) income	$(1,303)	$351	$123	$(2,735)
Capital expenditures	$174	$23	$145	$3

Three months ended June 30, 2007
Revenues from external customers	$5,625	$-	$3,415	$-
Segment operating (loss) income	$(534)	$-	$(72)	$(1,519)
Segment assets	$19,316	$-	$53,287	$-
Goodwill	$1,623	$-	$-	$-
Capital expenditures	$26	$-	$30	$4

Six months ended June 30, 2007
Revenues from external customers	$11,060	$-	$7,045	$-
Segment operating (loss) income	$(1,377)	$-	$17	$(2,895)
Capital expenditures	$85	$-	$66	$5

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Total operating loss for reportable segments	$(1,316)	$(3,564)
Asset impairment charges	(2,608)	(2,608)
Total reported operating loss	$(3,924)	$(6,172)

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

10. Income Taxes

The Company recorded income tax expense of $50,000 from continuing operations in each of the six months ended June 30, 2008 and 2007, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (0.8)% and (1.2)% in 2008 and 2007, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the six month periods ended June 30, 2008 and 2007.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At June 30, 2008, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the six months ended June 30, 2008 and 2007 is insignificant and when incurred is reported as interest expense.

11. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS144”), we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, of possible impairment when events and circumstances warrant such a review.

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008.

Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, the further expected cash flows would not be sufficient to recover their carrying values.

12. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $63,456 for each of the six months ending June 30, 2008 and 2007.

13. Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2008, we had borrowings, including borrowings related to discontinued operations, of approximately $8.2 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $3.4 million, including $1.8 of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid or up for renewal in less than twelve months from June 30, 2008.

We have two letters of credit outstanding at June 30, 2008 totaling $831,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2008. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2008.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A. in the amount of $5.8 million, $3.6 million of which was classified as non-current debt at June 30, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender. As of June 30, 2008, our warehouse and office facility in Farmers Branch, Texas and nine car washes were encumbered by mortgages.

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

If we default on any of the Chase covenants and are not able to obtain further amendments or waivers of acceleration, Chase debt totaling $5.8 million at June 30, 2008, including debt recorded as long-term debt at June 30, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of June 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 25% of our total revenues for the six months ended June 30, 2008, would be severely impacted and we may be unable to continue to operate our business.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):
	June 30,	December 31,
	2008	2007

Accrued compensation	$771	$662
Accrued EPA remediation costs	261	285
Other	2,221	1,634
	$3,253	$2,581

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(3,929)	$(1,264)	$44	$(1,922)
Denominator:
Denominator for basic earnings per share - weighted-average shares	16,465,253	15,275,382	16,465,253	15,275,382
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted- average shares	16,465,253	15,275,382	16,465,253	15,275,382
Basic and diluted (loss) income per share	$(0.24)	$(0.08)	$-	$(0.13)

The effect of options and warrants for the period in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 90,844 and 442,118 for the three months ended June 30, 2008 and 2007, respectively and 175,228 and 476,826 for the six months ended June 30, 2008 and 2007, respectively.

16. Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases less than $2.0 million in amount. Through June 30, 2008, the Company purchased 36,538 shares on the open market, which are included in treasury stock, at a total cost of approximately $111,000.

17. Florida Security Division

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

18. Subsequent Events

On July 18, 2008, the Company entered into an agreement to sell one of its full service car washes in Dallas, Texas for total cash consideration of $1.8 million. The agreement has a 45-day financing contingency. Additionally, on August 7, 2008, the Company entered into an agreement to sell a full service car wash in Arlington, Texas for total cash consideration of $3.6 million. The agreement provides for a 6% broker fee and a 30-day financing contingency.

On July 29, 2008, the Board of Directors of Company appointed Dennis Raefield as the Company’s Chief Executive Officer and President, effective on August 18, 2008. Gerald LaFlamme will continue to serve as the Company’s Interim Chief Executive Officer until August 18, 2008, the date that Mr. Raefield will commence to serve as the Company’s Chief Executive Officer.

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

Shipping and handling costs related to the Company’s Security and Digital Media Marketing Segments of $558,000 and $255,000 in the three months ending June 30, 2008 and 2007, respectively and $1.2 million and $449,000 in the six months ending June 30, 2008 and 2007, respectively are included in selling, general and administrative (SG&A) expense.

Accounts Receivable

The Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts that are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide irrevocable confirmed letters of credit and/or cash advances.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety and personal protection products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products and their component parts. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory items are properly valued. The Company identifies slow moving or discontinued product lines and assesses the ability to dispose of them at a price greater than costs. If it is determined that costs is less than market value, then cost is used for inventory valuation. If market value is less than costs, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value.

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

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completes its annual impairment tests as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment of each year. In addition, an impairment test is conducted whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including security and e-commerce product sales and related costs, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. On January 1, 2006, the Company adopted SFAS 123 (R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $37,100 and $293,500 for the three and six month periods ended June 30, 2008, respectively ($36,900 included in SG&A expense, and $200 in discontinued operations in the three month period and $290,900 in SG&A expense and $2,600 in discontinued operations in the six month period) and $104,600 and $331,300 for the three and six month periods ended June 30, 2007, respectively, ($102,200 included in SG&A expense and $2,400 in discontinued operations in the three month period and $309,500 in SG&A expense and $21,800 in discontinued operations in the six month period).

The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2008 of approximately $650,000 to $700,000. The Company’s actual stock compensation expense in 2008 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

  Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $126,000 and $223,000 for the three months ended June 30, 2008 and 2007, respectively and $307,000 and $451,000 for the six months ended June 30, 2008 and 2007, respectively. Income taxes paid were $111,000 and $81,000 for the six months ended June 30, 2008 and 2007, respectively. Noncash investing and financing activity of the Company include the recording of the sale of property and equipment and the simultaneous pay down of related mortgages of $4.2 million for the six months ended June 30, 2008.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, retailers and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace® defense sprays, other personal defense products, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the six months ended June 30, 2008 for the Security Segment were comprised of approximately 36% from our professional electronic surveillance operation in Florida, 43% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 21% from our personal defense operation in Vermont.

Digital Media Marketing

Our Digital Media Marketing Segment is an online marketing and e-commerce business which has two business divisions: (1) online marketing and (2) e-commerce. The segment uses proprietary technologies and software to provide marketing services to third party advertisers and to sell products on the internet.

Our online marketing division, PromoPath, is an online affiliate marketing company that drives customer acquisitions or leads for advertising clients principally using the cost-per-acquisition (“CPA”) model. PromoPath helps companies create effective performance driven marketing campaigns and provides design, brand and technical support services in order to achieve these goals. PromoPath works with many large publishers to reach many areas of interactive media. PromoPath’s advertising clients are typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover® credit cards and Bertelsmann Group. PromoPath generates CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company revised PromoPath’s business plan. PromoPath, the online marketing division of the Digital Media Marketing Segment, will no longer market non-exclusive CPA offers on the internet for third-party clients. The revised business plan has focused Promopath on marketing the Linkstar products. PromoPath’s primary mission is now focused on increasing the distribution of the products of the e-commerce division, Linkstar.

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

Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2008, were approximately $10.9 million.

Car Wash Services

At June 30, 2008, we owned full service and self-service car wash locations in Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated in the six months ended June 30, 2008 for the Car Wash Segment were comprised of approximately 65% from car washing and detailing, 20% from lube and other automotive services, and 15% from fuel and merchandise. Additionally, our Arizona, Florida, Lubbock, Texas and Northeast region car washes and our truck washes are being reported as discontinued operations, (see Note 4 and 5 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $1.6 and $9.1 million for the six months ending June 30, 2008 and 2007, respectively. Operating (loss) income from discontinued operations was $(867,000), and $685,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments were approximately $15.2 million at June 30, 2008. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 13.3% at June 30, 2008, and 20.2% at December 31, 2007.

Our business requires a substantial amount of capital, most notably to fund operating losses, make capital improvements to the car wash properties we still own and to pursue our expansion strategies. Our expansion strategy is to grow revenue by making accretive acquisitions in the Security and Digital Media Marketing business sectors. We plan to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of common stock, if the market price of the Company’s stock is at an acceptable level.

As of June 30, 2008, we had working capital of approximately $22.9 million. At December 31, 2007, working capital was approximately $17.8 million. Our working capital increased by approximately $5.1 million from December 31, 2007 to June 30, 2008 principally due to the sale of our six Florida car washes in the first quarter of 2008 and the repayment of their related mortgage debt, which was recorded as current at December 31, 2007.

During the six month periods ending June 30, 2008 and 2007, we made capital expenditures within our Car Wash Segment of $148,000 and $192,000, respectively, including $2,800 and $126,000, respectively, of capital expenditures related to discontinued operations. We estimate aggregate capital expenditures for our Car Wash Segment, exclusive of acquisitions of businesses, of approximately $150,000 for the remainder of the year ending December 31, 2008. In years subsequent to 2008, we estimate that our Car Wash Segment will require annual capital expenditures of $200,000 to $300,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $174,000 and $85,000 for the six month periods ending June 30, 2008 and 2007, respectively. We estimate capital expenditures for the Security Segment will be approximately $100,000 for the remainder of 2008. We expect to invest resources and capital to grow our Security Segment. We expect to invest in engineering staff and in designing and sourcing new products. We also expect to spend funds to further develop our dealer network.

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

We intend to continue to expend significant cash for the purchase of inventory for our Security Segment and the e-commerce division of our Digital Media Marketing Segment as we grow and introduce new video surveillance products and e-commerce products in 2008 and in years subsequent to 2008. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At June 30, 2008, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional inventory purchases. The amount of capital that we will spend for the remainder of 2008 and in years subsequent to 2008 is largely dependent on the marketing success we achieve with our video surveillance systems and components and in our e-commerce internet business.

As previously disclosed, on June 27, 2008 Car Care, a subsidiary of the Company, paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes to settle a criminal indictment. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies.

Shortly following March 6, 2006, the date the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.67 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively, and $204,000 in the six months ended June 30, 2008, (including $157,000 in the three months ended June 30, 2008)) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building the facility is located within. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). The site investigation was focused on discovering whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required. The Company expects the remediation to be complete by August 31, 2008, within the time allowed by the EPA. A total cost of approximately $730,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through June 30, 2008. Approximately $469,000 has been paid to date, leaving an accrual balance of $261,000 at June 30, 2008. The accrual was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increase in cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building it is located within during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008 the U.S. Attorney issued a grand jury subpoena to the Company. The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so. The Company is unable at this time to determine whether further action will be taken by the U.S. Attorney or if any charges, fines or penalties will be sought from the Company. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Despite our continued operating losses, we believe our cash and short-term investment balance of approximately $15.2 million at June 30, 2008, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet our Security, Digital Media Marketing and Car Wash Segments’ capital expenditure and operating funding needs through at least the next twelve months, provide for growth in 2008 and future years, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $5 million.

From December 2005 through March 31, 2008, we sold 34 car washes and our five truck washes with total cash proceeds generated of approximately $33.7 million, net of pay off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash. Cash from car wash sales has been used to fund operating needs and expansion of our Security and Digital Media Marketing Segments. If the cash provided from operating activities does not improve during the balance of 2008 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet our ongoing capital requirements.

In the past, we have been successful in raising capital by selling common stock, obtaining mortgage loans and selling car wash properties. Our ability to raise additional capital can be adversely impacted by our stock price. Any failure to maintain the required debt covenants on existing loans could also adversely impact our ability to raise additional capital. We are reluctant to sell common stock at market prices below our per share book value. Our ability to raise additional capital will be limited if our stock price is not above our per share book value and if our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of Chase, which requires the Company to demonstrate that the cash flow benefit from the use of any new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At June 30, 2008, we had borrowings, including liabilities related to assets held for sale, of approximately $8.2 million. We had two letters of credit outstanding at June 30, 2008, totaling $831,000, as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at June 30, 2008. The Company also maintains a $300,000 guidance line for commercial letters of credit for the importation of inventory. There were outstanding commercial letters of credit under this commitment at June 30, 2008.

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

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $5.8 million at June 30, 2008, including debt recorded as long-term debt at June 30, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of June 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 25% of our total revenues in the six months ended June 30, 2008, would be severely impacted and we may be unable to continue to operate our business.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2008, including debt included in liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations(1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$8,221	$1,967	$3,034	$2,192	$1,028
Minimum operating lease payments	3,967	841	1,281	1,045	800
	$12,188	$2,808	$4,315	$3,237	$1,828

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit(3)	$-	$-	$-	$-	$-
Standby letters of credit(4)	831	831	-	-	-
	$831	$831	$-	$-	$-

(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $435,000.
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at June 30, 2008.
(4) The Company maintains a $300,000 guidance line for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2008. Outstanding letters of credit of $831,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $3.7 million for the six months ended June 30, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $6.0 million, which included $290,900 in non-cash stock-based compensation charges from continuing operations, $703,000 of depreciation and amortization and asset impairment charges of $2.6 million. Cash was also impacted by a decrease in accounts payable of $1.3 million, a decrease in accounts receivable of $480,000 and an increase in inventory of $460,000. Net cash used in operating activities totaled $3.8 million for the six months ended June 30, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $4.1 million offset partially by $309,500 in non-cash stock based compensation charges from continuing operations and $605,000 of depreciation and amortization.

Investing Activities. Cash provided by investing activities totaled approximately $7.6 million for the six months ended June 30, 2008, which includes cash provided by investing activities from discontinued operations of $7.9 million related to the sale of six car wash sites in the six months ended June 30, 2008. Cash provided by investing activities totaled approximately $17.4 million for the six months ended June 30, 2007, which includes proceeds from sale of discontinued operations of $17.2 million, capital expenditures of $66,000 related to ongoing car wash operations, $90,000 for security segment operations and corporate, and $126,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2008, which includes $932,000 of routine principal payments on debt from continuing operations and $94,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2007, which includes $356,000 of routine principal payments on debt from continuing operations and $714,000 of routine principal payments on debt related to discontinued operations.

Results of Operations for the Six Months Ended June 30, 2008
Compared to the Six Months Ended June 30, 2007

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Six months Ended June 30,
	2008	2007

Revenues	100%	100%
Cost of revenues	71.0	77.4
Selling, general and administrative expenses	38.9	42.8
Depreciation and amortization	2.4	3.3
Asset impairment charges	9.0	-
Operating loss	(21.3)	(23.5)
Interest expense, net	0.1	1.4
Other income	0.7	2.4
Loss from continuing operations before income taxes	(20.7)	(22.5)
Income tax expense	0.2	0.3
Loss from continuing operations	(20.9)	(22.8)
Income from discontinued operations	21.1	12.2
Net income (loss)	0.2%	(10.6)%

Revenues

Security

Revenues within the Security Segment were approximately $10.8 million and $11.1 million for the six months ended June 30, 2008 and 2007, respectively. Of the $10.8 million of revenues for the six months ended June 30, 2008, $3.9 million, or 36%, was generated from our professional electronic surveillance operation in Florida, $1.9 million, or 18%, from our consumer direct electronic surveillance equipment operations in Texas, $2.7 million or 25%, from our machine vision camera and video conferencing equipment operation in Texas, and $2.3 million, or 21%, from our personal defense operation. Of the $11.1 million of revenues for the six months ended June 30, 2007, $3.8 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $2.1 million, or 19%, from our consumer direct electronic surveillance equipment operation in Texas, $3.0 million, or 27%, from our machine vision camera and video conference equipment operation in Texas, and $2.1 million, or 19%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas partially offset by an increase in our professional electronic surveillance operation in Florida and our personal defense operations in Vermont. The slight increase in sales in our professional electronic surveillance operation was the result of an improvement in vendor relationships to supply high volume products in a timely manner, increased sales effort, and the elimination of the impact on operations and management of the Florida embezzlement investigation in the first six months of 2007. The decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conference equipment operations in Texas was largely a result of increased competition. The Company’s machine vision camera and video conferencing equipment operations continue to be impacted by competition and certain large customers purchasing direct from its main supplier. The increase of approximately $183,000 in revenues in our personal defense operation was largely a result of growth in aerosol and law enforcement sales and from the introduction of new products such as our Mace Pepper Gun™.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment, acquired in July 2007, were approximately $10.9 million for six months ended June 30, 2008. Of this amount, $2.1 million related to our online marketing division and $8.8 million related to our e-commerce division.

Car Wash Services

Revenues for the six months ended June 30, 2008 were $7.2 million as compared to $7.0 million for the six months ended June 30, 2007, an increase of $114,000, or 1.6%. This increase was attributable to increase in fuel and merchandise revenue offset partially by a decrease in wash and detail services and lube and other automotive services. Of the $7.2 million of revenues for the six months ended June 30, 2008, $4.7 million, or 65.2%, was generated from car wash and detailing, $1.4 million, or 19.7%, from lube and other automotive services, and $1.1 million, or 15.1%, from fuel and merchandise sales. Of the $7.0 million of revenues for the six months ended June 30, 2007, $4.9 million, or 70.0%, was generated from car wash and detailing, $1.6 million, or 22.1%, from lube and other automotive services, and $561,000, or 7.9%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2008 was principally due to the sale of car washes. Total car wash volumes declined by 12,000 cars, or 4.6%, in the first six months of 2008 as compared to the first six months of 2007. Considering the impact of a car wash volume reduction of 29,000 cars from the closure and divestiture of three Texas car wash locations since January 2007 included in continuing operations, car wash volumes on remaining sites increased 17,000 cars. Additionally, the Company experienced a slight decline in average wash and detailing revenue per car from $18.85 in the first six months of 2007 to $18.71 in the same period in 2008.

Cost of Revenues

Security

During the six months ended June 30, 2008, cost of revenues was $7.7 million, or 70.8% of revenues, as compared to $8.2 million, or 74.4% of revenues, for the six months ended June 30, 2007. The decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in the first six months of 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment were approximately $6.9 million, or 63.4% of revenues, for the six months ended June 30, 2008. Of this amount, $2.0 million related to our online marketing division and $4.9 million related to our e-commerce division.

Car Wash Services

Cost of revenues for the six months ended June 30, 2008 were $5.9 million, or 82.9% of revenues, with car washing and detailing costs at 81.1% of respective revenues, lube and other automotive services costs at 75.8% of respective revenues, and fuel and merchandise costs at 99.5% of respective revenues. Cost of revenues for the six months ended June 30, 2007 were $5.8 million, or 82.0% of revenues, with car washing and detailing costs at 81.6% of respective revenues, lube and other automotive services costs at 80.8% of respective revenues, and fuel and merchandise costs at 89.5% of respective revenues. This slight increase in car wash costs as a percent of revenues in 2008 was the result of an increase in the cost of labor as a percentage of car wash and detailing revenues from 51.0% in 2007 to 52.9% in 2008 as a result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2008 were $11.2 million, compared to $7.7 million for the same period in 2007. SG&A expenses as a percent of revenues were 38.9% for the six months ended June 30, 2008 and 42.7% for the six months ended June 30, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar, which added SG&A costs of $3.4 million in the first six months of 2008. SG&A expenses for the six months ended June 30, 2008 include an additional accrual of approximately $445,000 for the waste remediation at our personal defense operation in Vermont (See Note 7. Commitments and Contingencies). This increase was partially offset by a decrease in costs related to the immigration investigation. SG&A expenses include $204,000 of legal, consulting and accounting fees in the first six months of 2008 relating to the immigration investigation as compared to $248,000 in the first six months of 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $290,900 and $309,500 in the six months ended June 30, 2008 and 2007, respectively. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company conducted an internal investigation, and our Audit Committee engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the six months ending June 30, 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $703,000 for the six months ended June 30, 2008, compared to $605,000 for the same period in 2007. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.
Asset Impairment Charges

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008. Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, the further expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2008 was $39,000, compared to $244,000 for the six months ended June 30, 2007. The decrease in net interest expense is due to a decrease in interest expense of approximately $172,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments, repayment of debt related to car wash sales, offset partially by an increase in interest income of approximately $33,000 with the Company’s increase in cash and cash equivalents.

Other Income

Other income for the six months ended June 30, 2008 was $225,000, compared to $426,000 for the six months ended June 30, 2007. The 2008 other income includes $177,000 of earnings on short term investments. The 2007 other income includes $216,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000.

Income Taxes

The Company recorded tax expense of $50,000 in each of the six months ended June 30, 2008 and 2007. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (0.8)% in 2008 and (1.2)% in 2007.

Results of Operations for the Three Months Ended June 30, 2008
Compared to the Three Months Ended June 30, 2007

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended June 30,
	2008	2007

Revenues	100%	100%
Cost of revenues	70.0	77.9
Selling, general and administrative expenses	36.4	42.2
Depreciation and amortization	2.4	3.4
Asset impairment charges	17.3	-
Operating loss	(26.1)	(23.5)
Interest expense, net	0.1	0.8
Other income	0.8	3.3
Loss from continuing operations before income taxes	(25.4)	(21.0)
Income tax expense	0.2	0.3
Loss from continuing operations	(25.6)	(21.3)
Income from discontinued operations	(0.5)	7.3
Net income (loss)	(26.1)%	(14.0)%

Revenues

Security

Revenues within the Security Segment were approximately $5.6 million for both the three months ended June 30, 2008 and 2007, respectively. Of the $5.6 million of revenues for the three months ended June 30, 2008, $2.0 million, or 37%, was generated from our professional electronic surveillance operation in Florida, $900,000, or 16%, from our consumer direct electronic surveillance equipment operations in Texas, $1.4 million or 25%, from our machine vision camera and video conferencing equipment operation in Texas, and $1.2 million, or 22%, from our personal defense operation. Of the $5.6 million of revenues for the three months ended June 30, 2007, $2.0 million, or 36%, was generated from our professional electronic surveillance operation in Florida, $1.0 million, or 18%, from our consumer direct electronic surveillance equipment operation in Texas, $1.6 million, or 28%, from our machine vision camera and video conference equipment operation in Texas, and $1.0 million, or 18%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment in Texas, partially offset by an increase in our personal defense operations. The decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conference equipment operations in Texas was largely a result of increased competition. The Company’s machine vision camera and video conferencing equipment operations continue to be impacted by competition and certain large customers purchasing direct from its main supplier. The increase of approximately $219,000 in revenues in our personal defense operation was largely a result of growth in aerosol sales and from the introduction of new products such as our Mace Pepper Gun™.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment, acquired in July 2007, were approximately $5.5 million for three months ended June 30, 2008. Of this amount, $1.1 million related to our online marketing division and $4.4 million related to our e-commerce division.
Car Wash Services

Revenues for the three months ended June 30, 2008 were $4.1 million as compared to $3.4 million for the three months ended June 30, 2007, an increase of approximately $650,000, or 19.2%. This increase was primarily attributable to an increase in car wash and detailing and fuel and merchandise sales. Of the $4.1 million of revenues for the three months ended June 30, 2008, $2.5 million, or 62.1%, was generated from car wash and detailing, $732,000, or 18.0%, from lube and other automotive services, and $812,000, or 19.9%, from fuel and merchandise sales. Of the $3.4 million of revenues for the three months ended June 30, 2007, $2.4 million, or 69.3%, was generated from car wash and detailing, $750,000, or 22.0%, from lube and other automotive services, and $298,000, or 8.7%, from fuel and merchandise sales. The increase in wash and detail revenues in 2008 was principally due to improved car wash volumes in the Texas market partially offset by volume reductions from car wash divestitures. Overall car wash volumes increased by 11,000 cars, or 9.2%, in the three months ending June 30, 2008 as compared to the same period in 2007, including the impact of a car wash volume reduction of 13,000 cars from the closure and divestiture of three Texas car wash locations since January 2007 included in continuing operations. Additionally, the Company experienced a slight decline in average wash and detailing revenue per car from $19.78 in the three months ending June 30, 2007 to $19.19 in the same period in 2008.

Cost of Revenues

Security

During the three months ended June 30, 2008, cost of revenues was $3.9 million, or 70.7% of revenues, as compared to $4.2 million, or 74.5% of revenues, for the three months ended June 30, 2007. The decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in the first six months of 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment were approximately $3.3 million, or 60.9% of revenues, for the three months ended June 30, 2008. Of this amount, $1.1 million related to our online marketing division and $2.2 million related to our e-commerce division.

Car Wash Services

Cost of revenues for the three months ended June 30, 2008 were $3.3 million, or 81.2% of revenues, with car washing and detailing costs at 77.9% of respective revenues, lube and other automotive services costs at 72.7% of respective revenues, and fuel and merchandise costs at 99.4% of respective revenues. Cost of revenues for the three months ended June 30, 2007 were $2.9 million, or 83.5% of revenues, with car washing and detailing costs at 83.4% of respective revenues, lube and other automotive services costs at 82.9% of respective revenues, and fuel and merchandise costs at 86.6% of respective revenues. This decrease in car wash and detailing costs as a percent of revenues in 2008 was the result of increased volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2008 were $5.5 million, compared to $3.8 million for the same period in 2007. SG&A expenses as a percent of revenues were 36.4% for the three months ended June 30, 2008 and 42.2% for the three months ended June 30, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar, which added SG&A costs of $1.7 million in the three months ended June 30, 2008. SG&A expenses for the three months ended June 30, 2008 include an additional accrual of approximately $65,000 for the waste remediation at our personal defense operation in Vermont (See Note 7. Commitments and Contingencies). SG&A also includes costs related to the immigration investigation. SG&A expenses include $157,000 of legal, consulting and accounting fees in the three months ended June 30, 2008 relating to the immigration investigation as compared to $117,000 in the three months ended June 30, 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $36,900 and $102,200 in the three months ended June 30, 2008 and 2007, respectively. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company initially conducted an internal investigation, and our Audit Committee subsequently engaged an independent consulting firm to conduct an independent forensic investigation. As a result of our investigation, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the six months ending June 30, 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $352,000 for the three months ended June 30, 2008, compared to $304,000 for the same period in 2007. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.

Asset Impairment Charges

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008. Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, the further expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2008 was $13,000, compared to $71,000 for the three months ended June 30, 2007. The decrease in net interest expense is due to a decrease in interest expense of approximately $98,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments, repayment of debt related to car wash sales and a decrease in interest income of approximately $41,000.

Other Income

Other income for the three months ended June 30, 2008 was $111,000, compared to $298,000 for the three months ended June 30, 2007. The 2008 other income includes $81,000 of earnings on short term investments. The 2007 other income includes $111,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000.

Income Taxes

The Company recorded tax expense of $25,000 in each of the three months ended June 30, 2008 and 2007. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (0.7)% in 2008 and (1.3)% in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2007 as reported on our Form 10-K for the year ended December 31, 2007.

With the pay off of the Arizona fixed rate mortgages in 2007, nearly 100% of the Company’s debt at June 30, 2008, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at June 30, 2008. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $111,000 on an annual basis.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008. On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”). The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”). The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606, because the Company did not issue him a sufficient number of stock options in August, 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv) Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000. It is not possible to predict the outcome of the Arbitration Proceeding which may take a year or more to reach a conclusion. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that the Company’s Board of Directors make full and prompt disclosures of material facts relating to the Company’s financial condition and other matters in its Form 10-Q for the quarter ended March 31, 2008 filed by the Company on May 15, 2008. Mr. Paolino in the DOL Complaint demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination. The Company will defend itself against the allegations made in the DOL Complaint; which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

On May 8, 2008, Car Care, Inc., a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast Regional car wash manager and four former general managers of the four Northeast Region car washes that were searched in March 2006, were indicted by the U.S Attorney for the Eastern District of Pennsylvania with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

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

Item 1A. Risks Factors

Risks Related to Our Business

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and capital for equipment purchases. Although we had positive working capital of $22.9 million as of June 30, 2008, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by approximately $5.1 million from December 31, 2007 to June 30, 2008 principally due the sale of our six Florida car washes and payoff of their related mortgage debt recorded as current at December 31, 2007 in the first quarter of 2008. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that we will be able to sell our remaining car washes.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt. Our bank debt borrowings as of June 30, 2008 were $8.2 million, including borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to nine of our car wash facilities at June 30, 2008). Our most significant borrowings are secured notes payable to Chase in the amount of $5.8 million. We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by the expenses of economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities at June 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 25% of our total revenues for the six months of 2008, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations, and which can cause our loans to be accelerated. Our secured notes payable to Chase total $5.8 million, $3.6 million of which was classified as non-current debt at June 30, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements are the only debt agreements that contain an express prohibition on incurring additional debt without the approval of the lender. None of our other agreements contain such a prohibition. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business. We reported net losses for the years ended December 31, 2007, 2006, 2005 and 2004 and we reported negative cash flow from operating activities from continuing operations in 2007, 2006 and 2005. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under SFAS 142 and non-cash stock-based compensation expense under SFAS 123(R), we may continue to report net losses and negative cash flow in the future. Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

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

If our insurance is inadequate, we could face significant losses. We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $827,747 at June 30, 2008. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

The businesses that manufacturer our electronic surveillance products are located in foreign countries, making it difficult to recover damages, if the manufacturers fail to meet their obligations. Our electronic surveillance products and many non-aerosol personal protection products are manufactured on an OEM basis. Most of the OEM suppliers we deal with are located in Asian countries and are paid a significant portion of an order in advance of the shipment of the product. We also have limited information on the OEM suppliers from which we purchase, including their financial strength, location and ownership of the actual manufacturing facilities producing the goods. If any of the OEM suppliers defaulted on their agreement with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries.

If people are injured by our consumer safety products, we could be held liable and face damage awards. We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems, if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increases, we could be subject to additional product liability claims. We currently have a $25,000 deductible on our consumer safety products insurance policy, meaning that all such lawsuits, even unsuccessful ones and ones covered by insurance, cost the Company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

Risks Related to our Digital Media Marketing Segment

If we lose the services of the two operational executives who head our Digital Media Marketing Segment, our business will suffer. If we lose the services of one or both of the executives who head the operations of our Linkstar and PromoPath subsidiaries and do not replace the executives with equally experienced personnel, the segment will be adversely impacted. The two executives have in the recent past tendered and then revoked their resignations. The executives revoked their resignations after the Company agreed to significantly increase their compensation. Even more recently, the executive who is in charge of the Linkstar subsidiary has informed the company that he intends to resign by August 31, 2008. The business plan for the Digital Media Marketing Segment is dependent on active growth and management. Without experienced executives it is unlikely that the business plan will be accomplished, resulting in revenue loss and lack of profit. If the executives leave and are not replaced with equally experienced executives, the Digital Marketing Segment will be negatively impacted.

Our current Board of Directors and Chief Executive Officer lack experience in the Digital Media Marketing business sector. Mr. LaFlamme, the interim Chief Executive Officer of the Company, Mr. Raefiled, who will be the Chief Executive Officer of the Company commencing August 18, 2008, and the members of the Company’s board of directors do not have any practical experience with e-commerce or digital media marketing advertising. The Nominating Committee has conducted a search for a director nominee with e-commerce experience; however, the Board has not committed to add a director with e-commerce or digital media marketing advertising expertise.

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

We have a concentration of our e-commerce business in limited products. E-Commerce revenues are currently generated from four product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop new additional products. We believe that we can mitigate the financial impact of any decrease in sales by the development of new products, however we cannot predict the timing of or success of new products.

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

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  Our e-commerce products are sold by us on the internet and are paid for by customers through credit cards. From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependent upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

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

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value. Our common stock is listed on Nasdaq Global Market with a closing price of $1.53 at the close of the market on August 7, 2008. If the price of our common stock falls below $1.00 and for 30 consecutive days remains below $1.00, we would be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq Capital Market (together “Nasdaq-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed Stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of these stocks may be more volatile than Nasdaq-listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None
e) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2008	-	-	-	$1,888,000
May 1 to May 31, 2008	-	-	-	$1,888,000
June 1 to June 30, 2008	-	-	-	$1,888,000
Total	-	-	-

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of June 30, 2008, 53,909 shares had been repurchased under this program at an aggregate cost of approximately $111,000.

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
10.1
Employment Agreement dated July 29, 2008 between Mace Security International, Inc. and Dennis Raefield (Incorporated by reference to Exhibit 10.1 to the July 29, 2008 Form 8-K dated July 31, 2008). (1)

(1)	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

BY:	/s/ Gerald T. LaFlamme
Gerald T. LaFlamme, Principal Executive Officer

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Principal Financial Officer

DATE: August 13, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
Employment Agreement dated July 29, 2008 between Mace Security International, Inc. and Dennis Raefield (Incorporated by reference to Exhibit 10.1 to the July 29, 2008 Form 8-K dated July 31, 2008). (1)

(1)	Indicates a management contract or compensation plan or arrangement.