Form 10-Q
period 2008-09-30
MACE SECURITY INTERNATIONAL INC
filed 2008-11-13
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044
(Address of Principal Executive Offices) (Zip code)

Registrant's Telephone Number, including area code: (267) 317-4009

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 the (“ Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2008, there were 16,465,253 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended September 30, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(In thousands, except share information)

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$7,756	$8,103
Short-term investments	5,067	4,249
Accounts receivable, less allowance for doubtful accounts of $923 and $791 in 2008 and 2007, respectively	1,800	2,920
Inventories	9,480	9,296
Prepaid expenses and other current assets	2,303	2,241
Assets held for sale	7,565	5,665
Total current assets	33,971	32,474
Property and equipment:
Land	7,494	12,322
Buildings and leasehold improvements	13,217	17,418
Machinery and equipment	5,253	6,353
Furniture and fixtures	506	558
Total property and equipment	26,470	36,651
Accumulated depreciation and amortization	(7,008)	(8,477)
Total property and equipment, net	19,462	28,174

Goodwill	8,231	8,231
Other intangible assets, net of accumulated amortization of $1,366 and $1,123 in 2008 and 2007, respectively	3,770	5,565
Other assets	927	992
Total assets	$66,361	$75,436

The accompanying notes are an integral
part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$2,283	$2,022
Accounts payable	2,804	4,661
Accrued expenses and other current liabilities	3,422	2,581
Income taxes payable	421	778
Deferred revenue	127	174
Liabilities related to assets held for sale	2,988	4,494
Total current liabilities	12,045	14,710

Long-term debt, net of current portion	2,674	7,160

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares of 10,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares of 16,465,253 at September 30, 2008 and December 31, 2007	165	165
Additional paid-in capital	94,326	93,685
Accumulated other comprehensive (loss) income	(189)	322
Accumulated deficit	(42,511)	(40,495)
	51,791	53,677
Less treasury stock at cost, 81,009 shares at September 30, 2008 and 53,909 shares at December 31, 2007	(149)	(111)
Total stockholders’ equity	51,642	53,566
Total liabilities and stockholders’ equity	$66,361	$75,436

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended September 30,
	2008	2007
Revenues:
Security	$5,309	$5,697
Digital media marketing	3,355	2,802
Car wash and detailing services	2,121	2,288
Lube and other automotive services	688	727
Fuel and merchandise	568	271
	12,041	11,785
Cost of revenues:
Security	3,827	3,965
Digital media marketing	1,821	2,599
Car wash and detailing services	1,683	1,754
Lube and other automotive services	520	537
Fuel and merchandise	536	233
	8,387	9,088

Selling, general and administrative expenses	5,117	5,399
Depreciation and amortization	304	361

Operating loss	(1,767)	(3,063)

Interest expense, net	(44)	(42)
Other income	159	86
Loss from continuing operations before income taxes	(1,652)	(3,019)

Income tax expense	25	24
Loss from continuing operations	(1,677)	(3,043)
Loss from discontinued operations, net of tax of $0 in 2008 and 2007	(384)	(186)
Net loss	$(2,061)	$(3,229)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.11)	$(0.19)
Loss from discontinued operations	(0.02)	(0.01)
Net loss	$(0.13)	$(0.20)

Weighted average shares outstanding:
Basic	16,465,253	16,213,726
Diluted	16,465,253	16,213,726

The accompanying notes are an integral
part of these financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Security	$16,151	$16,756
Digital media marketing	14,272	2,802
Car wash and detailing services	6,445	6,389
Lube and other automotive services	2,021	2,104
Fuel and merchandise	1,642	807
	40,531	28,858
Cost of revenues:
Security	11,503	12,203
Digital media marketing	8,745	2,599
Car wash and detailing services	5,103	5,059
Lube and other automotive services	1,539	1,609
Fuel and merchandise	1,533	719
	28,423	22,189

Selling, general and administrative expenses	16,270	12,968
Depreciation and amortization	987	913
Asset impairment charges	2,608	-

Operating loss	(7,757)	(7,212)

Interest expense, net	(83)	(287)
Other income	382	513
Loss from continuing operations before income taxes	(7,458)	(6,986)

Income tax expense	75	73
Loss from continuing operations	(7,533)	(7,059)
Income from discontinued operations, net of tax of $0 in 2008 and 2007	5,517	1,908
Net loss	$(2,016)	$(5,151)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.46)	$(0.45)
Income from discontinued operations	0.34	0.12
Net income Loss	$(0.12)	$(0.33)

Weighted average shares outstanding:
Basic	16,465,253	15,589,313
Diluted	16,465,253	15,589,313

The accompanying notes are an integral
part of these financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (loss)	Deficit	Stock	Total
Balance at December 31, 2007	16,465,253	$165	$93,685	$322	$(40,495)	$(111)	$53,566
Stock-based compensation expense (see note 6)	-	-	548	-	-	-	548
Adjustment to common stock value issued in purchase acquisition	-	-	93	-	-	-	93
Purchase of treasury stock	-	-	-	-	-	(38)	(38)
Unrealized loss on short-term investments	-	-	-	(511)	-	-	(511)
Net loss	-	-	-	-	(2,016)	-	(2,016)
Total comprehensive loss	-	-	-	-	-	-	(2,527)
Balance at September 30, 2008	16,465,253	$165	$94,326	$(189)	$(42,511)	$(149)	$51,642

The accompanying notes are an integral
part of this financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(2,016)	$(5,151)
Income from discontinued operations, net of tax	5,517	1,908
Loss from continuing operations	(7,533)	(7,059)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	987	913
Stock-based compensation (see Note 6)	545	1,079
Provision for losses on receivables	244	271
Loss (gain) on sale of property and equipment	7	(6)
Gain on short-term investments	(259)	(280)
Asset impairment charges	2,608	-
Changes in operating assets and liabilities:
Accounts receivable	867	(368)
Inventories	(454)	(1,549)
Prepaid expenses and other assets	52	(56)
Accounts payable	(1,647)	725
Deferred revenue	90	46
Accrued expenses	967	1,250
Income taxes payable	(364)	(14)
Net cash used in operating activities-continuing operations	(3,890)	(5,048)
Net cash used in operating activities-discontinued operations	(1,399)	(592)
Net cash used in operating activities	(5,289)	(5,640)
Investing activities
Acquisition of business, net of cash acquired	-	(7,446)
Purchase of short-term investments	(1,070)	-
Purchase of property and equipment	(451)	(258)
Proceeds from sale of property and equipment	1	297
Payments for intangibles	(15)	(4)
Net cash used in investing activities-continuing operations	(1,535)	(7,411)
Net cash provided by investing activities-discontinued operations	7,926	18,481
Net cash provided by investing activities	6,391	11,070
Financing activities
Payments on long-term debt	(1,161)	(525)
Payments to repurchase stock	(38)	(36)
Proceeds from issuance of common stock	-	28
Net cash used in financing activities-continuing operations	(1,199)	(533)
Net cash used in financing activities-discontinued operations	(250)	(857)
Net cash used in financing activities	(1,449)	(1,390)
Net (decrease) increase in cash and cash equivalents	(347)	4,040
Cash and cash equivalents at beginning of period	8,103	4,055
Cash and cash equivalents at end of period	$7,756	$8,095

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, which manufactures and sells personal defense sprays and produces and sells electronic surveillance equipment and security related products; the Digital Media Marketing Segment, providing online marketing services and selling consumer products on the internet; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs). The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 (See Note 4. Business Acquisitions and Divestitures).

The Company’s remaining car wash operations as of September 30, 2008 were located in Texas. The Company entered into two separate agreements in May 2008 and June 2008 to sell two of its Lubbock, Texas car washes, an agreement in July 2008 to sell a Dallas, Texas car wash, and an agreement in August 2008 to sell one of its Arlington, Texas car washes. The Company completed the sale of its Dallas, Texas car wash on October 14, 2008. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’exercise of the contingency clauses. Additionally, the Company consummated the sales of its six Florida car washes from January 4, 2008 to March 3, 2008. The Company also completed the sale of its Arizona region car washes in May 2007 and completed the divesture of its Northeast region car washes in August 2007. Additionally, the Company sold its five truck washes on December 31, 2007 under a lease-to-sell agreement entered into on December 31, 2005 with Eagle United Truck Wash, LLC (“Eagle”) to lease Mace’s five truck washes for two years beginning January 1, 2006. The Company did not recognize revenue or operating expenses of the truck washes during the term of the lease other than rental income, depreciation expense and interest expense. The results for the Arizona region, Northeast region, Lubbock, Texas, Florida and San Antonio, Texas car washes and the Company’s truck washes have been classified as discontinued operations in the accompanying statements of operations and cash flows. The statements of operations and the statements of cash flows for the prior period have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 5. Discontinued Operations and Assets Held for Sale).

2. New Accounting Standards

The company has partially adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements for those assets and liabilities measured at fair value on a recurring and nonrecurring basis. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were deferred for those nonfinancial assets and nonfinancial liabilities that are typically valued by the Company on a nonrecurring basis which include long-lived assets, goodwill and other intangible assets.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)		Fair Value Measurement Using
Description	Fair Value at September 30, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$5,067	$1,860	$3,207	$-

(1) The highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
(2) Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued including but not limited to, interest rates, yield curves, principal-to principal markets, etc.
(3) Lowest level of fair value input because it is unobservable and reflects the Company’s own assumptions about what market participants would use in pricing assets and liabilities at fair value.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable, accounts payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration and, in the case of the debt, because it carries variable interest rates which are reset frequently.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will comply with the provisions of SFAS No. 141R should the Company complete an acquisition subsequent to December 31, 2008.

3. Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreement	$465	$144	$465	$91
Customer lists	1,184	620	2,751	591
Product lists	590	251	590	207
Software	883	172	883	61
Deferred financing costs	231	179	231	173
Total amortized intangible assets	3,353	1,366	4,920	1,123
Non-amortized intangible assets:
Trademarks-Security Segment	1,294	-	1,285	-
Trademarks-Digital Media Marketing Segment	478	-	478	-
Patent costs	11	-	5	-
Total non-amortized intangible assets	1,783	-	1,768	-
Total intangible assets	$5,136	$1,366	$6,688	$1,123

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2008	$509
2009	$410
2010	$401
2011	$367
2012	$329

Amortization expense of other intangible assets was approximately $106,000 and $160,000 for the three months ended September 30, 2008 and 2007, respectively, and $403,000 and $304,000 for the nine months ended September 30, 2008 and 2007, respectively. The weighted average useful life of amortizing intangible assets was 8.12 years at September 30, 2008.

4. Business Acquisitions and Divestitures

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enabled the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate paid on January 18, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $160,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement. The purchase price was allocated as follows: approximately (i) $248,000 for cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaid expenses; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for business in the digital media marketing and e-commerce business; (ii) levels of Linkstar’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included utilizing the professional expertise of Linkstar’s staff and the propriety software acquired in the Linkstar transaction to expand the marketing of the Company’s Security Segment products using internet media marketing channels, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car and Truck Wash Segment, which the Company is exiting, with cash flow from the digital media and e-commerce business. The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclassifications from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

Unaudited proforma financial information, assuming the Linkstar acquisition occurred on January 1, 2007, is as follows (in thousands, except per shares amounts):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$12,585	$39,713
Net loss	$(3,556)	$(5,012)
Loss per share-basic and dilutive	$(0.22)	$(0.30)

In the first quarter ended March 31, 2007, the Company sold seven car washes consisting of: (i) three full service car washes in the Philadelphia, Pennsylvania area on January 29, 2007 and a full service car wash in Cherry Hill, New Jersey on February 1, 2007 for a total of $7.8 million in cash at a gain of approximately $1.0 million; (ii) an exterior car wash in Moorestown, New Jersey on January 5, 2007 for $350,000 cash, which approximates book value; (iii) an exterior car wash in Philadelphia, Pennsylvania on March 1, 2007 for $475,000 in cash at a gain of approximately $141,000; and (iv) a full service car wash in Fort Worth, Texas on March 7, 2007 for $285,000 in cash at a gain of approximately $9,000.

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

On May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. Additionally, on August 7, 2008, the Company entered into an agreement to sell a full service car wash in Arlington, Texas for total cash consideration of $3.6 million. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’ exercise of the contingency clauses. On July 18, 2008, the Company entered into an agreement to sell one of its full service car washes in Dallas, Texas for a total cash consideration of $1.8 million. The Company completed the sale of the Dallas, Texas car wash on October 14, 2008. Simultaneously with the sale, $1.24 million of cash was used to pay down related mortgage debt.

5. Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes. This transaction closed on May 17, 2007. Additionally, the Company sold nine of its Northeast region car washes which represent all of the revenues within the Northeast region in the nine months ended September 30, 2007. The Company completed the sale of its truck washes on December 31, 2007 under a lease-to-sell agreement executed on December 31, 2005 with Eagle to lease Mace’s five truck washes from January 1, 2006 through December 31, 2007. The Company did not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. The Company also entered into three separate agreements on November 8, 2007, November 19, 2007 and January 17, 2008 to sell its six full service car washes in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. Finally, On May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. The agreements provide for due diligence periods of up to 180 days. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’ exercise of the contingency clauses. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Arizona, Northeast, Lubbock, Texas, Florida and San Antonio car washes and our truck washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $894,000 and $2.9 million for the three and nine months ended September 30, 2008 and $2.2 million and $12.3 million for the three and nine months ended September 30, 2007, respectively. Operating (loss) income from discontinued operations was $(414,000) and $(1.5) million for the three and nine months ended September 30, 2008 and $(320,000) and $259,000 for the three and nine months ended September 30, 2007, respectively.

Assets and liabilities held for sale were comprised of the following at September 30, 2008 (in thousands):

	Dallas and Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total
Assets held for sale:
Inventory	$83	212	$38	$333
Property, plant and equipment, net	2,714	3,518	1,000	7,232

Total assets	$2,797	$3,730	$1,038	$7,565

Liabilities related to assets held for sale:
Current portion of long-term debt	$690	$199	$-	$889
Long-term debt, net of current portion	1,193	906	-	2,099

	$1,883	$1,105	$-	$2,988

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company follows SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $255,000 and $548,000 for the three and nine months ended September 30, 2008, respectively ($255,000 in SG&A expense and $0 in discontinued operations in the three month period and $545,400 in SG&A expense and $2,600 in discontinued operations in the nine month period) and $772,000 and $1.1 million for the three and nine months ended September 30, 2007, respectively, ($769,600, in SG&A expense and $2,400 in discontinued operations in the three month period and $1.1 million in SG&A expense and $7,700 in discontinued operations in the nine month period).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term	10 years	10 years	10 years	10 years
Risk-free interest rate	4.0%	5.0% to 5.2%%	3.5% to 4.0%	4.8% to 5.2%
Volatility	47%	52%	47%	52%
Dividend yield	0%	0%	0%	0%
Forfeiture Rate	11%	33%	11% to 33%	0% to 33%

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

The Company granted a total of 390,000 and 300,000 options in the three months ended September 30, 2008 and 2007, respectively, and a total of 887,000 and 445,000 options in the nine months ended September 30, 2008 and 2007, respectively. The weighted-average of the fair value of stock option grants were $0.95 and $1.67 for the three months ended September 30, 2008 and 2007, respectively, and $0.95 and $1.73 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, total unrecognized stock-based compensation expense was $253,000, which has a weighted average period to be recognized of approximately 1.13 years.

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

7. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases. Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2008 for continuing operations are as follows: 2009 - $807,000; 2010 - $627,000; 2011 - $616,000; 2012 - $622,000; 2013 - $342,000 and thereafter - $727,000. Rental expense under these leases was $253,000 and $220,000 for the three months ended September 30, 2008, and 2007, respectively and $787,000 and $662,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space in its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases. During the three months ending September 30, 2008 and 2007, revenues under these leases were approximately $28,300, and $10,000, respectively and $68,200 and $30,200 for the nine months ended September 30, 2008 and 2007, respectively. These amounts are classified as other income in the accompanying consolidated statements of operations.

As a result of its continued cost saving efforts, the Company decided to terminate a leased office in Fort Lauderdale, Florida during the second quarter 2008. Effective December 31, 2008, the lease’s termination date, the executives in the terminated office will be moved to other offices of the Company. The lease termination resulted in a one time fee of $38,580, which was paid and included in SG&A expense in the second quarter of 2008.

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

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall immediately vest upon a change in control of the Company.

The Board of Directors of the Company terminated Louis D. Paolino, Jr. as the Chief Executive Officer of the Company on May 20, 2008. On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”). The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”). The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv) Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000. The arbitrators who will decide the Arbitration Proceeding have scheduled a hearing date for the late spring of 2009. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008 filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C Sec. 1514A which protects Mr. Paolino against a “retaliatory termination”. In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination. On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (“Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002. The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino. Mr. Paolino has appealed the Findings and as a result of the appeal the DOL Complaint will be ruled upon by an Administrative Law Judge based on the evidence presented at a hearing, without regard to the Findings. The hearing has been scheduled for late January 2009. The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

As previously disclosed, on May 8, 2008, Car Care, Inc., a subsidiary of the Company that owned four of the Company’s Northeast region car washes, the Company’s former Northeast region car wash manager and four former general managers of four Northeast region car washes, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the plea agreement, will not be charged. The Company fully cooperated with the government in its investigation of this matter.

In connection with the investigation which resulted in the indictment of Car Care on May 8, 2008, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.69 million ($674,000 in 2007, $796,000 in 2006 and $219,000 in the nine months ended September 30, 2008 (including $15,000 in the three months ended September 30, 2008)) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located. The Company leases 44,000 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”). The site investigation was focused on whether hazardous substances were being improperly stored. Subsequent to the investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required. The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order. The Company has not received any comments from the EPA regarding the final report. A total estimated cost of approximately $704,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through September 30, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $557,000 has been paid to date, leaving an accrual balance of $147,000 at September 30, 2008. The accrual was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined.

In addition to the EPA site investigation, the United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located, during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company. The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so. The Company is unable at this time to determine whether further action will be taken by the U.S. Attorney or if any charges, fines or penalties will be imposed on the Company. The Company has made no provision for any future costs associated with the investigation.

On September 19, 2008, the Company received a proposed assessment from a sales tax audit in the State of Florida for the audit period of August 2004 through July 2007. In the proposed assessment, audit deficiency, including interest, totaled $600,307. The Company believes this assessment does not accurately represent the liability and has formally challenged this assessment with the State. The Company has retained the services of a specialized firm in this area and has to-date been able to provide a portion of the documentation to the State to support its position. Based on the results of the Company’s findings to-date, an estimated settlement accrual of approximately $140,000, representing our current estimate of sales tax and related interest, has been recorded at September 30, 2008.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8. Business Segments Information

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment and the Car Wash Segment.

Financial information regarding the Company’s segments, excluding discontinued operations, is as follows (in thousands):

	Security	Digital Media Marketing	Car Wash	Corporate Functions*
Three months ended September 30, 2008
Revenues from external customers	$5,309	$3,355	$3,377	$-
Segment operating (loss) income	$(504)	$36	$106	$(1,405)
Segment assets	$17,787	$10,565	$30,444	$-
Goodwill	$1,344	$6,887	$-	$-
Capital expenditures	$87	$-	$41	$7

Nine months ended September 30, 2008
Revenues from external customers	$16,151	$14,272	$10,108	$-
Segment operating (loss) income	$(1,807)	$387	$411	$(4,140)
Capital expenditures	$247	$23	$171	$10

Three months ended September 30, 2007
Revenues from external customers	$5,697	$2,802	$3,286	$-
Segment operating (loss) income	$(273)	$(571)	$192	$(2,411)
Segment assets	$18,811	$12,983	$41,878	$-
Goodwill	$1,623	$5,627	$-	$-
Capital expenditures	$57	$8	$47	$1

Nine months ended September 30, 2007
Revenues from external customers	$16,756	$2,802	$9,300	$-
Segment operating (loss) income	$(1,650)	$(571)	$315	$(5,306)
Capital expenditures	$142	$8	$102	$6

* Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Total operating loss for reportable segments	$(1,767)	$(5,149)
Asset impairment charges	-	(2,608)
Total reported operating loss	$(1,767)	$(7,757)

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

10. Income Taxes

The Company recorded income tax expense of $75,000 and $73,000 from continuing operations in the nine months ended September 30, 2008 and 2007, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (1)% in 2008 and 2007. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the nine month periods ended September 30, 2008 and 2007.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At September 30, 2008, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the nine months ended September 30, 2008 and 2007 is insignificant and when incurred is reported as interest expense.

11. Asset Impairment Charges

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review.

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were expected to be insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008.

During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. Additionally, during the quarter ended September 30, 2008, we closed the two remaining car wash locations in San Antonio, Texas. In conjunction with the closing of these two facilities, we wrote down assets related to these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. We have determined that due to further reductions in car wash volumes at these sites, resulting from increased competition and a deterioration in demographics in the immediate geographic areas, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

12. Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month and on August 1, 2008, the Company amended the lease to occupy additional space for an additional $200 per month. Rent expense under this lease was $95,590 and $95,190, for the nine months ending September 30, 2008 and 2007, respectively. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

13. Long-Term Debt, Notes Payable and Capital Lease Obligations

At September 30, 2008, we had borrowings, including borrowings related to discontinued operations, of approximately $7.9 million, substantially all of which is secured by mortgages against certain of our real property. Of such borrowings, approximately $5.3 million, including $3.0 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid or up for renewal in less than twelve months from September 30, 2008.

We have two letters of credit outstanding at September 30, 2008 totaling $831,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2008. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2008.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A. in the amount of $5.6 million, $2.7 million of which was classified as non-current debt at September 30, 2008. The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an express prohibition on incurring additional debt for borrowed money without the approval of the lender. As of September 30, 2008, our warehouse and office facility in Farmers Branch, Texas and nine car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of September 30, 2008.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $5.6 million at September 30, 2008, including debt recorded as long-term debt at September 30, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of September 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 25% of our total revenues for the nine months ended September 30, 2008, would be severely impacted and we may be unable to continue to operate our business.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Accrued compensation	$707	$662
Other	2,715	1,919
	$3,422	$2,581

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(2,061)	$(3,229)	$(2,016)	$(5,151)
Denominator:
Denominator for basic earnings per share - weighted-average shares	16,465,253	16,213,726	16,465,253	15,589,313
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted- average shares	16,465,253	16,213,726	16,465,253	15,589,313
Basic and diluted loss per share	$(0.13)	$(0.20)	$(0.12)	$(0.33)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The dilutive effect of options and warrants excluded was 110,781 and 299,921, for the three months ended September 30, 2008 and 2007, respectively and 153,746 and 417,857 for the nine months ended September 30, 2008 and 2007, respectively.

16. Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in amount. Through September 30, 2008, the Company purchased 81,009 shares on the open market, which are included in treasury stock, at a total cost of approximately $149,000.

17. Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of these investigations, we determined that the employee embezzled approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. The embezzlement primarily occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000, which may have been due to theft. We filed a civil complaint against the former employee in June 2007 and obtained a civil judgment against the employee in the amount of $712,969 on August 13, 2008. To date, we have not been able to locate any significant assets of the employee against which to satisfy the judgment. Selling, general and administrative expenses include $99,000 in the quarter ended March 31, 2007, representing embezzled funds at our Florida Security division. If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received.

18. Subsequent Events

On October 14, 2008, the Company completed the sale of its car wash located in Dallas, Texas for $1.8 million. The assets were sold for their net book value. Cash proceeds of $1.24 million were used to pay off related mortgage debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this report on Form 10-Q.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions, and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, and levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors that could cause actual results to differ materially from our expectations are disclosed in Part II, Item 1A. Risk Factors of this report. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ from our expectations. The Forward-Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Revenues from the Company’s Security Segment are recognized when shipments are made and title has passed, and are recorded net of sales and discounts.

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

Shipping and handling costs related to the Company’s Security and Digital Media Marketing Segments of $810,000 and $277,000 in the three months ending September 30, 2008 and 2007, respectively and $2.0 million and $725,000 in the nine months ending September 30, 2008 and 2007, respectively are included in selling, general and administrative (SG&A) expense.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, home protection products, child safety and personal protection products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products and their component parts. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually reviews the book value of slow moving inventory items, as well as discontinued product lines to determine if inventory items are properly valued. The Company identifies slow moving or discontinued product lines and assesses the ability to dispose of them at a price greater than costs. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security and Car Wash Segments, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer, based on the Company’s application of Statement of Position (“SOP”) 93-7. Under SOP 93-7, a company can capitalize and amortize direct-response advertising costs in a stable, established market where a company can demonstrate a history of profitability in the related product or advertising campaign. The Company’s determination is that neither the history nor stable market criteria are currently met.

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

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company completes its annual impairment tests as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment. In addition, an impairment test is conducted whenever there is an impairment indicator. The Company’s annual impairment testing corresponds with the Company’s determination of its annual operating budgets for the upcoming year. The Company’s valuation of goodwill is based on a discounted cash flow model applying an appropriate discount rate to future expected cash flows and management’s annual review of historical data and future assessment of certain critical operating factors, including security product and e-commerce sales and related costs, car wash volumes, average car wash and detailing revenue rates per car, wash and detailing labor cost percentages, weather trends and recent and expected operating cost levels. Estimating cash flows requires significant judgment including factors beyond our control and our projections may vary from cash flows eventually realized. Adverse business conditions could affect recoverability of goodwill in the future and, accordingly, the Company may record additional impairments in subsequent years.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company follows SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $255,000 and $548,000 for the three and nine month periods ended September 30, 2008, respectively ($255,000 in SG&A expense, and nothing recorded to discontinued operations during the three month period ending September 30, 2008 and $545,400 in SG&A expense and $2,600 in discontinued operations in the nine month period) and $772,000 and $1.1 million for the three and nine month periods ended September 30, 2007, respectively, ($769,600 in SG&A expense and $2,400 in discontinued operations in the three month period and $1.1 million in SG&A expense and $7,700 in discontinued operations in the nine month period).

The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2008 of approximately $590,000 to $600,000. The Company’s actual stock compensation expense in 2008 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $118,000 and $294,000 for the three months ended September 30, 2008 and 2007, respectively and $425,000 and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. Income taxes paid were $447,000 and $81,000 for the nine months ended September 30, 2008 and 2007, respectively. Noncash investing and financing activity of the Company include the recording of the sale of property and equipment and the simultaneous pay down of related mortgages of $4.2 million for the nine months ended September 30, 2008.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, retailers and end users. Other products in our Security Segment include, but are not limited to, less-than-lethal Mace® defense sprays, other personal defense products, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and monitors. The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through a call center. Revenues generated for the nine months ended September 30, 2008 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 44% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 21% from our personal defense operation in Vermont.

Digital Media Marketing

Prior to June 2008, our Digital Media Marketing Segment consisted of an online marketing and e-commerce business which had two business divisions: (1) online marketing and (2) e-commerce. After June 2008 we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment is now essentially an online e-commerce business.

PromoPath, our online affiliate marketing company, drove customer acquisitions or leads for advertising clients principally using promotional internet sites offering free gifts. Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. PromoPath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover® credit cards and Bertelsmann Group. PromoPath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company discontinued marketing PromoPath’s online marketing services to external customers. PromoPath’s primary mission is now focused on increasing the distribution of the products of the e-commerce division, Linkstar.

Our e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominately through online advertising on third party promotional web sites. Before discontinuing PromoPath, Linkstar also marketed products on promotional web sites operated by PromoPath. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a dead sea spa product line (www.eternalminerals.com); and Extreme Brite White, a teeth whitening product (www.extremebritewhite.com) as well as Mace’s pepper sprays and surveillance products. We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Car Wash Services

At September 30, 2008, we owned full service and self-service car wash locations in Texas. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. Revenues generated in the nine months ended September 30, 2008 for the Car Wash Segment were comprised of approximately 64% from car washing and detailing, 20% from lube and other automotive services, and 16% from fuel and merchandise. Additionally, our Arizona, Florida, Lubbock, Texas, San Antonio, Texas and Northeast region car washes and our truck washes are being reported as discontinued operations (see Note 4 and 5 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $2.9 and $12.3 million for the nine months ending September 30, 2008 and 2007, respectively. Operating (loss) income from discontinued operations was $(1.5) million, and $259,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle paid Mace $9,000 per month to lease the Company’s truck washes and was responsible for all underlying property expenses. On December 31, 2007 Eagle completed the purchase of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note, which has a balance of $899,000 at September 30, 2008, has a five-year term, with principal and interest paid on a 15-year amortization schedule. As a result, we did not recognize revenue or operating expenses during the term of the lease other than rental income and interest expense.

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

Other Income

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and gains and losses on short-term investments.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments were approximately $12.8 million at September 30, 2008. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 13.3% at September 30, 2008, and 20.2% at December 31, 2007.

One of our short-term investments is in a hedge fund. We requested redemption of the hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008. The original amount invested in the hedge fund was $2,000,000.

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

As of September 30, 2008, we had working capital of approximately $21.9 million. At December 31, 2007, working capital was approximately $17.8 million. Our working capital increased by approximately $4.1 million from December 31, 2007 to September 30, 2008 principally due to the sale of our six Florida car washes in the first quarter of 2008 and the repayment of their related mortgage debt, which was recorded as current at December 31, 2007. Additionally, we reclassed approximately $1.7 million of mortgage loans related to several Texas car washes and our security operation warehouse facility in Farmers Branch, Texas from non-current to current as a result of this debt being up for renewal from June 2009 to September 2009. Although we expect that we will be successful in renewing this debt, or paying off the car wash related mortgage debt with proceeds from the sale of the car wash facilities, there can be no assurances that this will occur.

During the nine month periods ended September 30, 2008 and 2007, we made capital expenditures within our Car Wash Segment of $196,000 and $320,000, respectively, including $25,000 and $218,000, respectively, of capital expenditures related to discontinued operations. We estimate aggregate capital expenditures for our Car Wash Segment of approximately $75,000 for the remainder of the year ending December 31, 2008. In years subsequent to 2008, we estimate that our Car Wash Segment will require annual capital expenditures of $200,000 to $300,000. This estimate could differ depending on the timing of the sale of the remaining car washes. Capital expenditures within our Car Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.

Capital expenditures for our Security Segment were $247,000 and $142,000 for the nine month periods ending September 30, 2008 and 2007, respectively. We estimate capital expenditures for the Security Segment will be approximately $170,000 for the remainder of 2008. We expect to invest resources and capital to grow our Security Segment. We expect to invest in engineering staff and in designing and sourcing new products. We also expect to spend funds to further develop our dealer network.

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

We intend to continue to expend significant cash to purchase inventory for our Security Segment and the e-commerce division of our Digital Media Marketing Segment as we grow and introduce new video surveillance products and e-commerce products in 2008 and in years subsequent to 2008. We anticipate that inventory purchases will be funded from cash collected from sales and working capital. At September 30, 2008, we maintained an unused $500,000 revolving credit facility with Chase to provide financing for additional inventory purchases. The amount of capital that we will spend for the remainder of 2008 and in years subsequent to 2008 is largely dependent on the marketing success we achieve with our video surveillance systems and components and in our e-commerce internet business.

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases have been made in the open market when management determined to effect purchases. Through October 31, 2008, the Company purchased 140,909 shares. Of the 140,909 shares purchased to date, 27,100 shares were purchased during the nine months ended September 30, 2008 at a total cost of $37,000 and 77,271 shares were purchased subsequent to September 30, 2008 at a total cost of $64,000.

During the three months ended September 30, 2008, we implemented company wide cost savings measures, including a reduction in employees throughout the entire Company, and began a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas. As part of this reorganization, we have begun to consolidate the security division’s warehouse operations into its Farmers Branch, Texas facility. Our professional security sales and administrative team will remain in Florida with the security catalog sales team being located in Texas. Our intended goals of the reorganization are to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services; and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures will result in approximately $2.3 million in annualized savings. This program will continue throughout the fourth quarter of 2008 and the first quarter of 2009. Through September 30, 2008, we incurred approximately $50,000 in severance costs from employee reductions and expect to incur additional severance costs as well as costs of physically consolidating the Florida and Texas security operations in the fourth quarter of 2008 and first quarter of 2009.

As previously disclosed, on June 27, 2008 Car Care, a subsidiary of the Company, paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of four car washes to settle a criminal indictment. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS 5, Accounting for Contingencies.

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.69 million ($674,000 and $796,000, in fiscal 2007 and 2006, respectively, and $219,000 in the nine months ended September 30, 2008, (including $15,000 in the three months ended September 30, 2008)) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located. The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”). The site investigation was focused on whether hazardous substances were being improperly stored. Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required. The Company completed the remediation of the waste during September 2008 within the time allowed by the EPA. A total cost of approximately $704,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through September 30, 2008. Approximately $557,000 has been paid to date, leaving an accrual balance of $147,000 at September 30, 2008. The accrual was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined.

The United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont. On May 2, 2008 the U.S. Attorney issued a grand jury subpoena to the Company. The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so. The Company is unable at this time to determine whether further action will be taken by the U.S. Attorney or if any charges, fines or penalties will be imposed on the Company. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Despite our continued operating losses, we believe our cash and short-term investment balance of approximately $12.8 million at September 30, 2008, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet our Security, Digital Media Marketing and Car Wash Segments’ capital expenditure and operating funding needs through at least the next twelve months, provide for growth in 2009 and future years, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $5 million.

From December 2005 through October 15, 2008, we sold 35 car washes and our five truck washes with total cash proceeds generated of approximately $34.3 million, net of pay off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash. Cash from car wash sales has been used to fund operating needs and expansion of our Security and Digital Media Marketing Segments. If the cash provided from operating activities does not improve during the balance of 2008 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet our ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At September 30, 2008, we had borrowings, including liabilities related to assets held for sale, of approximately $7.9 million. We had two letters of credit outstanding at September 30, 2008, totaling $831,000, as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at September 30, 2008. The Company also maintains a $300,000 guidance line for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2008.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, require the maintenance of certain unencumbered cash and marketable securities balances, contain limitations on capital spending and certain financial reporting requirements. We were in compliance with these covenants as of September 30, 2008.

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

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $5.6 million at September 30, 2008, including debt recorded as long-term debt at September 30, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities as of September 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 45% of our total revenues for fiscal year 2007 and 25% of our total revenues in the nine months ended September 30, 2008, would be severely impacted and we may be unable to continue to operate our business.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2008, including debt included in liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$7,945	$3,173	$1,753	$2,070	$949
Minimum operating lease payments	3,741	807	1,243	964	727
	$11,686	$3,980	$2,996	$3,034	$1,676

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	831	831	-	-	-
	$831	$831	$-	$-	$-

(1) Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2) Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $409,000.
(3) The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at September 30, 2008.

(4) The Company maintains a $300,000 guidance line for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2008. Outstanding letters of credit of $831,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $5.3 million for the nine months ended September 30, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $7.5 million, which included $545,000 in non-cash stock-based compensation charges from continuing operations, $987,000 of depreciation and amortization and asset impairment charges of $2.6 million. Cash was also impacted by a decrease in accounts payable of $1.6 million, a decrease in accounts receivable of $867,000 and an increase in inventory of $454,000. Net cash used in operating activities totaled $5.6 million for the nine months ended September 30, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $7.1 million offset partially by $1.1 million in non-cash stock based compensation charges from continuing operations and $913,000 of depreciation and amortization.

Investing Activities. Cash provided by investing activities totaled approximately $6.4 million for the nine months ended September 30, 2008, which includes cash provided by investing activities from discontinued operations of $7.9 million related to the sale of six car wash sites in the nine months ended September 30, 2008, purchase of short-term investments of $1.1 million, and capital expenditures of $451,000 related to ongoing operations. Cash provided by investing activities totaled approximately $11.1 million for the nine months ended September 30, 2007, which includes proceeds from sale of discontinued operations of $18.5 million, acquisition of digital media business of $7.4 million, capital expenditures of $258,000 related to ongoing operations, and $219,000 for discontinued operations.

Financing Activities. Cash used in financing activities was approximately $1.4 million for the nine months ended September 30, 2008, which includes $1.2 million of routine principal payments on debt from continuing operations and $250,000 of routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $1.4 million for the nine months ended September 30, 2007, which includes $525,000 of routine principal payments on debt from continuing operations and $857,000 of routine principal payments on debt related to discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2008
Compared to the Nine Months Ended September 30, 2007

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Nine months Ended September 30,
	2008	2007

Revenues	100%	100%
Cost of revenues	70.1	76.9
Selling, general and administrative expenses	40.1	44.9
Depreciation and amortization	2.4	3.2
Asset impairment charges	6.5	-
Operating loss	(19.1)	(25.0)
Interest expense, net	(0.2)	(1.0)
Other income	0.9	1.8
Loss from continuing operations before income taxes	(18.4)	(24.2)
Income tax expense	0.2	0.3
Loss from continuing operations	(18.6)	(24.5)
Income from discontinued operations	13.7	6.7
Net loss	(4.9)%	(17.8)%

Revenues

Security

Revenues within the Security Segment were approximately $16.2 million and $16.8 million for the nine months ended September 30, 2008 and 2007, respectively. Of the $16.2 million of revenues for the nine months ended September 30, 2008, $5.7 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $2.8 million, or 18%, from our consumer direct electronic surveillance equipment operations in Texas, $4.3 million, or 26%, from our machine vision camera and video conferencing equipment operation in Texas, and $3.4 million, or 21%, from our personal defense operation. Of the $16.8 million of revenues for the nine months ended September 30, 2007, $5.9 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $3.3 million, or 20%, from our consumer direct electronic surveillance equipment operation in Texas, $4.4 million, or 26%, from our machine vision camera and video conference equipment operation in Texas, and $3.2 million, or 19%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was primarily due to a decrease in sales of our consumer direct electronic surveillance division, our professional electronic surveillance operation in Florida, and our machine vision camera and video conferencing operation, partially offset by an increase in personal defense operations in Vermont. The decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conference equipment operations in Texas and our professional electronic surveillance operation in Florida was largely a result of increased competition, and a delay in introducing new product lines and certain marketing initiatives, including improvements to the www.mace.com site currently in progress. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by certain large customers purchasing directly from its main supplier. The increase of approximately $116,000 in revenues in our personal defense operation was largely a result of growth in aerosol, non-aerosol and law enforcement sales largely from the introduction of new products such as a new home security system, our Mace Pepper Gun® and our Mace Pepper Gel™.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment, acquired in July 2007, were approximately $14.3 million for nine months ended September 30, 2008. Of this amount, $2.2 million related to our online marketing division and $12.1 million related to our e-commerce division.

Car Wash Services

Revenues for the nine months ended September 30, 2008 were $10.1 million as compared to $9.3 million for the nine months ended September 30, 2007, an increase of $.8 million, or 9%. This increase was attributable to increase in car wash and detailing service and fuel and merchandise revenue offset partially by a slight decrease in lube and other automotive services. Of the $10.1 million of revenues for the nine months ended September 30, 2008, $6.4 million, or 64%, was generated from car wash and detailing, $2.0 million, or 20%, from lube and other automotive services, and $1.7 million, or 16%, from fuel and merchandise sales. Of the $9.3 million of revenues for the nine months ended September 30, 2007, $6.4 million, or 69%, was generated from car wash and detailing, $2.1 million, or 23%, from lube and other automotive services, and $807,000, or 8%, from fuel and merchandise sales. The increase in wash and detail revenues in 2008 was principally due to an increase in car wash volumes. Total car wash volumes increased by 9,000 cars, or 3%, in the first nine months of 2008 as compared to the first nine months of 2007. Additionally, the Company experienced a slight increase in average wash and detailing revenue per car from $7.84 in the first nine months of 2007 to $8.00 in the same period in 2008.

Cost of Revenues

Security

During the nine months ended September 30, 2008, cost of revenues was $11.5 million, or 71% of revenues, as compared to $12.2 million, or 73% of revenues, for the nine months ended September 30, 2007. The decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in the first nine months of 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $8.8 million, or 61% of revenues, for the nine months ended September 30, 2008. Of this amount, $2.0 million related to our online marketing division and $6.8 million related to our e-commerce division.

Car Wash Services

Cost of revenues for the nine months ended September 30, 2008 was $8.2 million, or 81% of revenues, with car washing and detailing costs at 79% of revenues, lube and other automotive services costs at 76% of revenues, and fuel and merchandise costs at 93% of revenues. Cost of revenues for the nine months ended September 30, 2007 was $7.4 million, or 79% of revenues, with car washing and detailing costs at 79% of revenues, lube and other automotive services costs at 76% of revenues, and fuel and merchandise costs at 89% of revenues.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2008 were $16.3 million, compared to $13.0 million for the same period in 2007. SG&A expenses as a percent of revenues were 40.1% for the nine months ended September 30, 2008 and 44.9% for the nine months ended September 30, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar, which represents an increase in SG&A costs of $4.2 million in the first nine months of 2008 as compared to the same period in 2007 and an additional accrual of approximately $418,000 for the waste remediation at our personal defense operation in Vermont (See Note 7. Commitments and Contingencies). These increases were partially offset by a decrease in costs related to the Northeast car wash region immigration investigation, non-cash compensation expense, and costs of the previously reported Florida security based controller embezzlement. SG&A expenses include $219,000 of legal fees in the first nine months of 2008 relating to the immigration investigation as compared to $603,000 in the first nine months of 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $545,000 and $1.1 million in the nine months ended September 30, 2008 and 2007, respectively. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company conducted an internal investigation, and our Audit Committee engaged an independent consulting firm to conduct an independent forensic investigation. As a result of these investigations, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for the nine months ending September 30, 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

Depreciation and Amortization

Depreciation and amortization totaled $987,000 for the nine months ended September 30, 2008, compared to $913,000 for the same period in 2007. The increase in depreciation and amortization expense was related to amortization expense on Linkstar acquired intangible assets.

Asset Impairment Charges

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008. Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2008 was $83,000, compared to $287,000 for the nine months ended September 30, 2007. The decrease in net interest expense is due to a decrease in interest expense of approximately $287,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments and repayment of debt related to car wash sales, offset partially by an increase in interest and income of approximately $82,000 related to the Company’s increase in cash and cash equivalents.

Other Income

Other income for the nine months ended September 30, 2008 was $382,000, compared to $513,000 for the nine months ended September 30, 2007. The 2008 other income includes $250,000 of earnings on short term investments. The 2007 other income includes $286,000 of earnings on short-term investments and the recovery of a previously written off acquisition deposit of $150,000.

Income Taxes

The Company recorded tax expense of $75,000 and $73,000 in the nine months ended September 30, 2008 and 2007, respectively. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1.02)% in 2008 and (1.04)% in 2007.

Results of Operations for the Three Months Ended September 30, 2008
Compared to the Three Months Ended September 30, 2007

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended September 30,
	2008	2007

Revenues	100%	100%
Cost of revenues	69.7	77.1
Selling, general and administrative expenses	42.5	45.8
Depreciation and amortization	2.5	3.1
Operating loss	(14.7)	(26.0)
Interest expense, net	(0.4)	(0.4)
Other income	1.3	0.8
Loss from continuing operations before income taxes	(13.8)	(25.6)
Income tax expense	0.2	0.2
Loss from continuing operations	(14.0)	(25.8)
Loss from discontinued operations	(3.2)	(1.6)
Net loss	(17.2)%	(27.4)%

Revenues

Security

Revenues within the Security Segment were approximately $5.3 million and $5.7 million for the three months ended September 30, 2008 and 2007, respectively. Of the $5.3 million of revenues for the three months ended September 30, 2008, $1.8 million, or 34%, was generated from our professional electronic surveillance operation in Florida, $903,000, or 17%, from our consumer direct electronic surveillance equipment operations in Texas, $1.5 million or 29%, from our machine vision camera and video conferencing equipment operation in Texas, and $1.0 million, or 20%, from our personal defense operation. Of the $5.7 million of revenues for the three months ended September 30, 2007, $2.1 million, or 36%, was generated from our professional electronic surveillance operation in Florida, $1.2 million, or 20%, from our consumer direct electronic surveillance equipment operation in Texas, $1.3 million, or 24%, from our machine vision camera and video conference equipment operation in Texas, and $1.1 million, or 20%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance in Texas and professional electronic surveillance operation in Florida, a slight decrease in our personal defense operation in Vermont, partially offset by an increase in our machine vision camera and video conferencing equipment in Texas. The decrease in sales of our consumer direct electronics surveillance in Texas and our professional electronic surveillance operating in Florida was largely a result of increased competition, and a delay in introducing new product lines and certain marketing initiatives, including improvements to our www.mace.com site currently in progress. The decrease in sales of our personal defense operation in Vermont was due to a reduction in sales of our TG Guard electronic tear gas security systems and of our OEM component products. The increase of approximately $191,000 in revenues in our machine vision and video conferencing operation was largely a result of growth in sales of several new products, including high definition cameras and LCD monitors, combined with improved internet based marketing programs.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment, acquired in July 2007, were approximately $3.4 million for three months ended September 30, 2008. Of this amount, $97,000 related to our online marketing division and $3.3 million related to our e-commerce division.

Car Wash Services

Revenues for the three months ended September 30, 2008 were $3.4 million as compared to $3.3 million for the three months ended September 30, 2007, an increase of approximately $91,000, or 2.8%. This increase was primarily attributable to an increase in fuel and merchandise sales. Of the $3.4 million of revenues for the three months ended September 30, 2008, $2.1 million, or 63%, was generated from car wash and detailing, $688,000, or 20%, from lube and other automotive services, and $568,000, or 17%, from fuel and merchandise sales. Of the $3.3 million of revenues for the three months ended September 30, 2007, $2.3 million, or 70%, was generated from car wash and detailing, $727,000, or 22%, from lube and other automotive services, and $271,000, or 8%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2008 was principally due to a slight reduction in car wash volumes in the Texas market combined with a slight decline in average wash and detailing revenue per car from $20.15 in the three months ending September 30, 2007 to $19.08 in the same period in 2008.

Cost of Revenues

Security

During the three months ended September 30, 2008, cost of revenues was $3.8 million, or 72% of revenues, as compared to $4.0 million, or 70% of revenues, for the three months ended September 30, 2007. The increase in cost of revenues as a percentage of revenues is due to the impact on revenues of unusually high returns and allowances for the period. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in the first nine months of 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $1.8 million, or 54% of revenues, for the three months ended September 30, 2008.

Car Wash Services

Cost of revenues for the three months ended September 30, 2008 was $2.7 million, or 81% of revenues, with car washing and detailing costs at 79% of revenues, lube and other automotive services costs at 76% of revenues, and fuel and merchandise costs at 94% of revenues. Cost of revenues for the three months ended September 30, 2007 was $2.5 million, or 77% of revenues, with car washing and detailing costs at 77% of revenues, lube and other automotive services costs at 74% of revenues, and fuel and merchandise costs at 86% of revenues. This increase in car wash and detailing costs as a percent of revenues in 2008 was the result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2008 were $5.1 million, compared to $5.4 million for the same period in 2007. SG&A expenses as a percent of revenues were 42% for the three months ended September 30, 2008 and 46% for the three months ended September 30, 2007. The decrease in SG&A costs is a result of a decrease in costs related to the Northeast car wash region immigration investigation, non-cash compensation expense and acquisition costs related to the acquisition of Linkstar in the third quarter of 2007, partially offset by an increase in SG&A costs related to the operations of Linkstar, which represents an increase in SG&A costs of $758,000 in the three months ended September 30, 2008 compared to the same period in 2007. The increase in Linkstar SG&A costs is largely a result of growth in the e-commerce business which resulted in increased credit card processing fees and product shipping costs combined with the Linkstar operation being acquired on July 20, 2007. SG&A expenses for the three months ended September 30, 2008 include $15,000 of legal fees relating to the immigration investigation as compared to $355,000 in the three months ended September 30, 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $255,000 in the three months ended September 30, 2008 compared to $767,000 in 2007. SG&A costs for the three months ended September 30, 2007 also included a $310,000 commission paid related to the Linkstar acquisition.

Depreciation and Amortization

Depreciation and amortization totaled $304,000 for the three months ended September 30, 2008, compared to $361,000 for the same period in 2007. The decrease in depreciation and amortization expense was attributable to the impairment of the Linkstar intangible asset relating to customer relationships which was impaired at June 30, 2008.

Asset Impairment Charges

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the on-line marketing division of Linkstar. Prior to June 2008, PromoPath marketed goods and services on promotional internet websites that it operated and on promotional web sites operated by third parties. PromoPath was paid for its marketing efforts on non-exclusive CPA basis. Management’s decision to discontinue the PromoPath business was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008. Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We also closed the two remaining car wash locations in San Antonio, Texas during the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets related to these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, the further expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2008 was $44,000, compared to $42,000 for the three months ended September 30, 2007.

Other Income

Other income for the three months ended September 30, 2008 was $159,000, compared to $86,000 for the three months ended September 30, 2007. The 2008 other income includes $72,000 of earnings on short term investments. The 2007 other income includes $70,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $25,000 and $24,000 in the three months ended September 30, 2008 and 2007, respectively. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1.65)% in 2008 and (0.76)% in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2007 as reported on our Form 10-K for the year ended December 31, 2007.

With the pay off of the Arizona fixed rate mortgages in 2007, nearly 100% of the Company’s debt at September 30, 2008, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at September 30, 2008. The impact of increasing interest rates by one percent would have been an increase in interest expense of approximately $110,000 on an annual basis.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008. On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”). The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”). The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv) Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000. The arbitrators who will decide the Arbitration Proceeding have scheduled a hearing date for the late spring of 2009. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A which protects Mr. Paolino against a “retaliatory termination”. In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination. On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (“Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002. The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino. Mr. Paolino has appealed the Findings and as a result of the appeal, the DOL Complaint will be ruled upon by an Administrative Law Judge based on the evidence presented at a hearing, without regard to the Findings. The hearing has been scheduled for late January, 2009. The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

On May 8, 2008, Car Care, Inc., a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast region car wash manager and four former general managers of the four Northeast region car washes that were searched in March 2006, were indicted by the U.S. Attorney for the Eastern District of Pennsylvania with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. An accrual of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

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

Item 1A. Risks Factors

Risks Related to Our Business

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposal personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their spending for the remainder of 2008 and for 2009, this reduction in spending could have a material adverse effect on our operations.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes. Our capital requirements also include working capital for daily operations and capital for equipment purchases. Although we had positive working capital of $21.9 million as of September 30, 2008, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by approximately $4.1 million from December 31, 2007 to September 30, 2008 principally due the sale of our six Florida car washes and payoff of their related mortgage debt recorded as current at December 31, 2007 in the first quarter of 2008. The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that in the current economic climate we will be able to sell our remaining car washes.

If we fail to manage the growth of our business, our stock price could decline. Our business plan is predicated on growing the Security Segment. If we succeed in growing, it will place significant burdens on our management and on our operational and other resources. For example, it may be difficult to assimilate the operations and personnel of an acquired business into our existing business; we must integrate management information and accounting systems of an acquired business into our current systems; our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns; we may enter markets in which we have limited prior experience; and we may lose key employees of an acquired business. We will also need to attract, train, motivate, retain, and supervise senior managers and other employees. If we fail to manage these burdens successfully, one or more of the acquisitions could be unprofitable, the shift of our management’s focus could harm our other businesses, and we may be forced to abandon our business plan, which relies on growth.

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt. Our bank debt borrowings as of September 30, 2008 were $7.9 million, including borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to nine of our car wash facilities at September 30, 2008). Our most significant borrowings are secured notes payable to Chase in the amount of $5.6 million. We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to nine of our car wash facilities at September 30, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 25% of our total revenues for the nine months of 2008, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations and which can cause our loans to be accelerated. Our secured notes payable to Chase total $5.6 million, $2.7 million of which was classified as non-current debt at September 30, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements contain an express prohibition on incurring additional debt without the approval of the lender. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants at September 30, 2008.

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

If our insurance is inadequate, we could face significant losses. We maintain various insurance coverages for our assets and operations. These coverages include property coverages including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from Mace in the amount of $827,747 at September 30, 2008. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

The businesses that manufacture our electronic surveillance products are located in foreign countries, making it difficult to recover damages if the manufacturers fail to meet their obligations. Our electronic surveillance products and many non-aerosol personal protection products are manufactured on an OEM basis. Most of the OEM suppliers we deal with are located in Asian countries and are paid a significant portion of an order in advance of the shipment of the product. We also have limited information on the OEM suppliers from which we purchase, including their financial strength, location and ownership of the actual manufacturing facilities producing the goods. If any of the OEM suppliers defaulted on their agreements with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries.

If people are injured by our consumer safety products, we could be held liable and face damage awards. We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal. For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody. In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increases, we could be subject to additional product liability claims. We currently have a $25,000 deductible on our consumer safety products insurance policy, meaning that all such lawsuits, even unsuccessful ones and ones covered by insurance, cost the Company money. Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly. Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

Risks Related to our Digital Media Marketing Segment

We have lost the services of the operational executive who headed our Digital Media Marketing Segment, and as a result our business may suffer. The executive who headed the operations of our Linkstar operation left the Company’s employ at the end of July 2008. The Company has not replaced the executive who departed with an equally experienced executive. The executive who headed the operations of the PromoPath subsidiary remains employed by the Company, but has tendered his resignation effective January 9, 2008. The business plan for the Digital Media Marketing Segment is dependent on active growth and management. Without experienced executives it will be more difficult to execute the business plan. If the business plan is not executed, the Segment will have revenue loss and lack of profit.

Our current Board of Directors and Chief Executive Officer lack experience in the Digital Media Marketing business sector. The members of the Company’s board of directors do not have any practical experience with e-commerce or digital media marketing advertising. The Digital Media Marketing Segment currently reports to Dennis R. Raefield, the Company’s CEO, who prior to becoming CEO did not have any digital media marketing experience. The Nominating Committee has conducted a search for a director nominee with e-commerce experience; however, the Board has not committed to add a director with e-commerce or digital media marketing advertising expertise.

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup), Eternal Minerals (dead sea spa products) and Extreme Brite White (a teeth whitening product) are relatively new. We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We have a concentration of our e-commerce business in limited products. E-Commerce revenues are currently generated from five product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop additional products. We believe that we can mitigate the financial impact of any decrease in sales by the development of new products, however we cannot predict the timing of or success of new products.

We compete with many established e-commerce companies that have been in business longer than us. Current and potential e-commerce competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining online registrants and converting registrants into customers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other internet properties.  Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We need to attract and retain a large number of e-commerce customers who purchase our products on a recurring basis.  Our e-commerce model is driven by the need to attract a large number of customers to our continuity program and to maintain customers for an extended period of time. We have fixed costs in obtaining an initial customer which can be defrayed only by a customer making further purchases. For our business to be profitable, we must convert a certain percentage of our initial customers to customers that purchase our products on a recurring monthly basis for a period of time. To do so, we must continue to invest significant resources in order to enhance our existing products and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop products and services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to improve our products and services on a timely basis, we may lose existing members and may fail to attract new customers.  Failure to enhance or develop products and services or to respond to the needs of our customers in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our customer acquisition costs may increase significantly.  The customer acquisition cost of our business depends in part upon our ability to obtain placement on promotional internet sites at a reasonable cost. We currently pay for the placement of our products on third party promotional internet sites by paying the site operators a fixed fee for each customer we obtain from the site, (“CPA fee”).  The CPA fee varies over time, depending upon a number of factors, some of which are beyond our control.  One of the factors that determines the amount of the CPA fee is the attractiveness of our products and how many consumers our products draw to a promotional web site. Historically, we have used online advertising on promotional web sites as the sole means of marketing our products.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on in the form of higher product prices.  Continuing increases in advertising costs could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on credit card processing for a majority of our e-commerce business, including but not limited to Visa, MasterCard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and/or card authorization methods could significantly impact our revenues. Additionally our e-commerce membership programs are accepted under a negative option billing term (customers are charged monthly until they cancel), and change in regulation of negative option billing could significantly impact our revenue.

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

Changes in government regulation and industry standards could decrease demand for our products and services and increase our costs of doing business. Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “Spy Act of 2007”). Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the web generally and adversely affect our business. Moreover, it could decrease the acceptance of the web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive internet behavior, including prohibiting the use of spam and spyware by our web publisher partners.

Government enforcement actions could result in decreased demand for our products and services. The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. The Federal Trade Commission has conducted investigations of competitors and filed law suits against competitors. Some of the investigations and law suits have been settled by consent orders which have imposed fines and required changes with regard to how competitors conduct business. The New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are legally permissible. Governmental or regulatory authorities may challenge the legality of the advertising we place and the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, or could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

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

We could lose customers or advertising inventory if we fail to measure impressions, clicks and actions on advertisements in a manner that is acceptable to our web publishers. We make payments to web publishers based on the number of impressions, clicks and actions from advertisements delivered on our third party websites. Web publishers’ willingness to use our products and services depend on the extent to which they perceive our measurements of impressions, clicks and actions to be accurate and reliable. Web publishers often maintain their own technologies and methodologies for counting impressions, clicks and actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of user responses to advertisements could cause us to lose advertising inventory.

We depend on third parties to manufacture all of the products we sell within our e-commerce division, and if we are unable to maintain these manufacturing and product supply relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result. In addition, shortages of raw ingredients, especially for our Purity mineral cosmetics line, could affect our supply chain and impede current and future sales and net revenues. All of our products are contract manufactured or supplied by third parties. The fact that we do not have long-term contracts with our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third party manufacturers are not restricted from manufacturing our competitors’ products, including mineral-based products. If we are unable to obtain adequate supplies of suitable products because of the loss of one or more key vendors or manufacturers, our business and results of operations would suffer until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, some or all of these claims may rise to litigation, which could be costly and time consuming to our management team, and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates

Our car wash operations face governmental regulations, including environmental regulations, and if we fail to or are unable to comply with those regulations, our business may suffer. We are governed by federal, state and local laws and regulations, including environmental regulations that regulate the operation of our car wash centers and other car care services businesses. Other car care services and products, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:
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

If we sell our Car Wash Segment, our revenues will decrease and our business may suffer. We can offer no assurances that we will be able to locate additional potential buyers for our remaining car washes or that we will be able to consummate any further sales to potential buyers we do locate. The current economic climate has made it more difficult to sell our remaining car washes. Potential buyers of the car washes are finding it difficult to finance the purchase price. If we are able to sell our remaining car washes, our total revenues will decrease and our business will become reliant on the success of our Security Segment and our Digital Marketing Media Segment. Those businesses face significant risks as set forth herein and our reliance on them may impact our ability to generate positive operating income or cash flows from operations, may cause our financial results to become more volatile, or may otherwise materially adversely affect us.

Risks Related to our Stock

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.
The market price of our common stock has in the past been, and is likely to continue in the future to be volatile. That volatility depends upon many factors, some of which are beyond our control, including:
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

We could lose our listing on the Nasdaq Global Market if our stock price falls below $1.00 for 30 consecutive days, and the loss of the listing would make our stock significantly less liquid and would affect its value. Our common stock is listed on Nasdaq Global Market with a closing price of $0.89 at the close of the market on November 12, 2008. The Nadaq Global Market rule requiring that listed stock is subject to delisting if its price falls below $1.00 and for 30 consecutive days remains below $1.00 has been suspended through January 16, 2009. When the rule is reinstated on January 19, 2009, we may be subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq Capital Market (together “Nasdaq-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed Stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of these stocks may be more volatile than Nasdaq-listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

e) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2008	-	-	-	$1,888,000
August 1 to August 31, 2008	-	-	-	$1,888,000
September 1 to September 30, 2008	27,100	$1.38	27,100	$1,851,000
Total	27,100	$1.38	27,100

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of September 30, 2008, 81,009 shares had been repurchased under this program at an aggregate cost of approximately $149,000.

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

Mace Security International, Inc.

BY:	/s/ Dennis R. Raefield
Dennis R. Raefield, Principal Executive Officer

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Principal Financial Officer

DATE:	November 13, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.