Form 10-K
period 2008-12-31
MACE SECURITY INTERNATIONAL INC
filed 2009-03-25
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008                   Commission File No. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0311630 (I.R.S. Employer Identification No.)

240 Gibraltar Rd., Suite 220, Horsham, PA 19044
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code: (267) 317-4009

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Name of each exchange on which registered: The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant on June 30, 2008 was approximately $25,504,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2008. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers and directors of the Registrant on June 30, 2008 and (b) each stockholder that had informed registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2008.

The number of shares of Common Stock, par value $0.1 per share, of registrant outstanding as of March 18, 2009 was 16,285,377.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2008

Contents

PART I

ITEM 1.	BUSINESS

GENERAL

Mace Security International, Inc. (the “Company” or “Mace”) was incorporated in Delaware on September 1, 1993.   Our operations are currently conducted through three segments: Security, Digital Media Marketing, and Car Wash.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. Our primary focus in the Security Segment is electronic surveillance products and components that we purchase from Asian manufacturers who design equipment to our requirements. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components, as well as video conferencing equipment.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.

Our Digital Media Marketing Segment focuses on selling products on third party internet promotional sites.  The products we sell are developed internally. We have in the past and may in the future conduct marketing and customer acquisitions for third parties using  a proprietary marketing platform. The products we sell on the third party internet promotional sites utilize our proprietary marketing platform.

Our Car Wash Segment owns a total of 12 car washes as of March 18, 2009, one which is closed. All of Mace’s car washes are for sale.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”), can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Security Segment.  The Security Segment offers a wide variety of security related products.  Among the items offered are electronic surveillance products, including analog, digital and IP cameras, digital video recorders, security monitors, matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets.  Other products offered are Mace® defense sprays, personal alarms, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard ® product line of childproof security locks, security literature for the domestic and foreign financial community, state-of-the-art training videos, crisis response materials and TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component requirements are established by our operating and marketing staffs in Ft. Lauderdale, Florida and Farmers Branch, Texas and manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our facility in Farmers Branch, Texas. Our defense sprays are manufactured by us in our Bennington, Vermont facility.  The KinderGard ® product line is manufactured by a third party utilizing molds primarily owned by the Company.  Our defense sprays and the KinderGard ® product line are packaged, warehoused, and shipped from our Vermont facility. Our TG Guard® products are also assembled in our Vermont facility.

Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, exhibitions at national trade shows and by telephone orders. We also sell our products by the use of distributors, exhibitions at national trade shows and advertisements in trade publications.

The Security Segment provided 40.9%, 52.7% and 63.3% of our revenues in fiscal years 2008, 2007, and 2006, respectively.

Digital Media Marketing Segment. The Digital Media Marketing Segment is an e-commerce and online marketing business which has two business divisions: (1) e-commerce and (2) online marketing. The online marketing division is currently not active.  The segment uses proprietary technologies and software to sell products on the internet, through the e-commerce division.  In the past and possibly in the future the Company used its proprietary technology to provide internet marketing services to third party advertisers.

Linkstar, which is our e-commerce division, is a direct-response product business that develops, markets and sells products directly to consumers through the internet promotional sites. We reach the customers predominately through online advertising on  third-party promotional websites. The products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a dead sea spa product line (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com); and Knockout, an acne product (www.knockoutmyacne.com). We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

From the acquisition date, July 20, 2007, through June  2008, our online marketing division, PromoPath, an online affiliate marketing business, located customers or leads for third party clients who hired PromoPath.  The advertising clients who hired PromoPath paid us based on a set fee per customer, prospect or lead acquired.  The online media marketing industry refers to the arrangement of acquiring customers, prospects or leads for advertisers on a fee basis per customer as the cost-per-acquisition (“CPA”) model.  PromoPath helped companies create effective performance driven marketing campaigns and provided design, brand and technical support services in order to acquire customers for its advertising clients.  PromoPath worked with many large publishers to reach many areas of interactive media. PromoPath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix, Discover credit cards and Bertelsmann Group. PromoPath generated CPA revenue, both brokered and through co-partnered sites.  Promopath may in the future restart its third party marketing business.  Currently, PromoPath only provides services to our e-commerce division.

In addition to CPA revenue, PromoPath had two other types of revenue streams. List management revenue, a revenue stream, based on a relationship between a data owner and a list management company. The data owner, PromoPath, compiles, collects, owns and maintains a proprietary computerized database composed of consumer information.  PromoPath, as the data owner, granted a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the data pursuant to defined terms and conditions for which PromoPath is paid revenue. Another type of revenue stream PromoPath had was  lead generation or Cost per Lead (“CPL”). Advertisers who purchase potential customers, on a CPL basis are interested in collecting data from consumers expressing interest in a product or service.  CPL varies from CPA in that no credit card information for the potential customer needs to be provided to the advertiser for the fee to be paid for the lead.

Revenues within the Digital Media Marketing Segment from the acquisition date of the business, July 20, 2007, were approximately $7.6 million; consisting of $4.2 million, or 55.3%, from the e-commerce division and $3.4 million, or 44.7%, from the online marketing division. (See Note 20, Segment Reporting, to the consolidated financial statements accompanying this report.)

Car Wash Segment.  The Company, through its subsidiaries, owned 14 car washes as of December 31, 2008, three of which were closed. As of March 18, 2009, the Company owns 12 car washes in Texas, one of which is closed.   The 12 locations consist of 11 full service car washes and one self service car wash location.  The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.

Our typical car wash facility consists of a free standing building of approximately 4,000 square feet, containing a sales area for impulse items and a car wash tunnel.  Cars are moved through the car wash tunnel by a conveyor system.  Inside the tunnel, automatic equipment cleans the vehicle as it moves past the equipment. Additional services, including wheel cleaning, fragrance, rust protection treatment, wheel treatments, and waxing are also offered at the locations.  Many of our locations also offer other consumer products and related car care services, such as professional automotive detailing services (currently offered at 11 locations), oil and lubrication services (currently offered at 5 locations), gasoline dispensing services (currently offered at 10 locations), state inspection services (currently offered at 5 locations), convenience store sales (currently offered at one location), and merchandise sales (currently offered at 11 locations). The Car Wash Segment provided 25.1%, 29.2% and 36.7% of our revenues in fiscal years 2008, 2007 and 2006, respectively.  (See Note 20, Segment Reporting to the consolidated financial statements accompanying this report.)

Our car wash operations are not dependent on any one or a small number of customers.  The nature of our car wash operations does not result in a backlog of orders at any time, and all of our car wash revenues are derived from sales in the United States.

For a discussion of seasonal effects on our car wash operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality and Inflation.

BUSINESS STRATEGIES

Security Segment.

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products.  For the year ended December 31, 2008, revenues from the Security Segment were $20.7 million. The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $373,000 of revenue in 2002 to $10.7 million in 2008. Growth has been principally achieved through acquiring businesses and through internal growth through development of new product offerings, as well as expanded advertising and marketing efforts. We are currently pursuing the strategy of acquiring a wholesale alarm monitoring company. If acquired, the wholesale alarm monitoring company will offer our dealers an easy alternative for the monitoring of the video output of our products that the dealers install. By offering video monitoring we hope to be able to increase the loyalty and number of our dealers.

The Company sells its defense sprays in the consumer market under its Mace® brand. Defense sprays are sold in the law enforcement market under the brand name of TakeDown®. The Mace Trademark Corporation, a subsidiary of Mace Security International, Inc., manages the correct use of the Mace® trademark by Mace Security International, Inc. and Armor Holdings, Inc. (See also Trademarks and Patents, page 8). Armor Holdings, Inc has the exclusive right to use the Mace® brand when selling aerosol defense sprays to the law enforcement market, pursuant to an agreement dated July 1998. We believe that the total consumer defense spray market is approximately $18 million to $20 million in annual revenues and that the law enforcement market is approximately $5 million in annual revenues.  Our newly developed Pepper Gel® has increased sales in Law Enforcement and Consumer markets.  Pepper Gel™ has a patent pending in the US Patent Office and internationally through the Patent Co-operation Treaty (PCT).

During the six months ended December 31, 2008, we implemented company wide cost savings measures, including a reduction in employees throughout the entire Company, and began a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with our security catalog sales team being located in Texas. Our intended goals of the reorganization are to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services; and to streamline our organization structure and management team for improved long-term growth.

Operating Agreements and Acquisitions.   On August 12, 2002, the video systems and system component products were added to the Security Segment when we acquired certain of the assets and operations of Micro-Tech, Inc., a manufacturer and retailer of video security and surveillance devices.  Plasma and video security monitors were added to the Security Segment on September 26, 2003 when we acquired certain assets and the operations of Vernex, Inc., a manufacturer and retailer of plasma and CRT video monitors.   We added a line of high-end digital and machine vision cameras and professional imaging components, Industrial Vision Source (“IVS”), and a line of consumer “do it yourself” video surveillance systems, SecurityandMore (“S&M”), on July 1, 2004, when we acquired the two businesses from American Building Control, Inc.  On November 23, 2005 we acquired the inventory and customer accounts of Securetek, Inc. which specializes in the sale of electronic surveillance products to security alarm dealers and installers. The acquired businesses were relocated and integrated into our existing security operations.

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

Digital Media Marketing Segment.

Sales.  We have been increasing sales and customer acquisition efforts and expenses in our e-commerce division. The Purity cosmetics product line is, to date, our most successful product line and is anticipated to remain stable.  We also anticipate additional growth from our recent launch of new products such as our Extreme BriteWhite, our teeth whitening product; Knockout, our acne product and continued expansion of our other current product lines.

Operating Efficiency. In an effort to streamline and strengthen internal operations, we have consolidated all internal operations of our Digital Media Marketing Segment in our Wexford, Pennsylvania office, a suburb of Pittsburgh, Pennsylvania.  We maintain a sales presence throughout the country. We consolidated the Digital Media Marketing Segment’s e-commerce division’s shipping and fulfillment functions within our security warehouse and shipping facility in Farmers Branch, Texas in 2008. We plan to lease warehouse space in the Wexford, Pennsylvania area in 2009 and move the e-commerce division’s shipping and fulfillment functions to Pennsylvania.  We believe that the consolidation provides savings in operating costs, overhead, and personnel.

Acquisition. On July 20, 2007, the Digital Media Marketing Segment was added to our operations when all of the outstanding common stock of Linkstar was purchased from Linkstar’s shareholders. The acquisition of Linkstar provides us with a presence in the online and digital media services industry. We paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate paid on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million.

Car Wash Segment.

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

Acquisitions and Divestitures. We acquired our car and truck washes between May 1999 and December 2000. Our current strategy is to sell the car washes we own. From December 2005 to March 18, 2009, we have sold 37 car washes including all of our car washes in the Northeast, Arizona, Florida and San Antonio, Texas regions.  The five truck washes we had owned were sold in 2007.

On January 14, 2009, we sold our two remaining San Antonio, Texas car washes. The sales price of the car washes was $1,000,000, resulting in a loss of approximately $7,000. The sales price was paid by the buyer issuing us a secured promissory note in the amount of $750,000 bearing interest at 6% per annum. Additionally, on January 15, 2009, we entered into an agreement of sale for two of the three car washes we own in Austin, Texas for a sale price of $6,000,000. The net book value of these two washes is approximately $5,300,000. The transaction is conditioned upon the buyer being satisfied with a Phase 2 environmental study that is being conducted on the two sites. No assurances can be given the transaction will be consummated.

We currently own 12 car washes, as of March 18, 2009, all located in Texas. We are marketing our car washes individually and in groups. We are considering offers for our car washes and evaluate offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide sufficient capital for the growth of our Security and Digital Media Marketing Segments.  We seek to grow the Security and Digital Media Marketing Segments through acquisitions, new product development and new market penetration.

MARKETING

Security Segment. Our electronic surveillance products and components are marketed through several sales channels, such as catalogs, the internet, mass merchants, exhibitions at national trade shows and telephone orders. Our other products are sold through direct marketing, the use of distributors as well as exhibitions at national trade shows and advertisements in trade publications.

Our self defense sprays are available for purchase at mass merchant/department stores, gun shops, sporting goods stores, hardware, auto, convenience and drug stores.  In the law enforcement market, our defense sprays, including Pepper Gel®, are sold through direct marketing, the use of independent sales representatives and distributors as well as exhibitions at national trade shows and advertisements in trade publications.

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2008. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

Digital Media Marketing Segment.  All  e-commerce products and services are marketed on third party promotional internet sites. We are continuing to increase the products offered by  our Linkstar e-commerce division, with the successful launch of our mineral cosmetic line, Purity, in late 2007, the launch of Eternal Minerals, a Dead Sea spa product line in the Spring of 2008 and ExtremeBriteWhite, a teeth whitening product in late 2008. We intend to concentrate on expanding our existing product lines, building brand awareness, and launching three to four new product lines in 2009.

Car Wash Segment.  The car care industry services customers on a local and regional basis. We employ operational and customer service people at our operating locations.  The operational and customer service people are supervised by the management of the operating locations.  We emphasize providing quality services as well as customer satisfaction and retention.  We market our services through regional coupon advertising, direct mail marketing programs and radio and television advertisements.  We have a diverse customer base, with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2008.  We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

Security Segment. Our electronic surveillance products and system component requirements are established at our Ft. Lauderdale, Florida and Farmers Branch, Texas facilities and are manufactured principally in Korea, China, and other foreign countries, by original equipment manufacturers (“OEM”). The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale, to our warehouse in Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility.  Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." KinderGard ®, a product line of childproof locks, MaceCash™, a dye pack system, and TG Guard®, an electronic tear gas security system, are primarily manufactured by unrelated companies and are assembled and packaged on-site at our Vermont facility.  There are numerous potential suppliers of the components and parts required in the production process.  We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc.  In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms.

Digital Media Marketing Segment.  Our Linkstar e-commerce division is located in Wexford, Pennsylvania (a suburb of Pittsburgh).  Shipping and fulfillment for the e-commerce division is performed in the Company’s Dallas, Texas warehouse location and from a third-party fulfillment center. The products sold by the e-commerce division are manufactured within the US as well as China and other foreign countries.  The packaging of products is also currently obtained through suppliers in the US and China.

Car Wash Segment.  We do not manufacture any of the car wash equipment or supplies which we use.  There are numerous suppliers of car wash equipment and supplies.

COMPETITION

Security Segment. Our video systems and security products components face competition from many larger companies such as Sony, Panasonic, Security Equipment Corp. and others. A number of these competitors have significantly greater financial, marketing, and other resources than us. Our high-end digital and machine vision camera operation, IVS, is a large distributor of Sony® products.  Customers of IVS who achieve a high Sony® product purchasing level, qualify for purchasing directly from Sony®. IVS occasionally loses high volume customers to Sony. Additionally, our foreign manufacturers of electronic surveillance products also sell directly to our customer base. We also compete with numerous well-established, smaller, local or regional firms.  Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

There continues to be a number of companies marketing personal defense sprays to civilian consumers such as Armor Holdings, Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations. This segment experienced increased sales in aerosols in each of the three years ending December 31, 2008, 2007 and 2006 and increased sales in TG Guard systems in 2006 and 2007.  We attribute the increased sales to improved marketing, including improvements in our website, as well as an increase in government spending on purchasing our TG Guard systems for embassy, prison and safe room installations.

Digital Media Marketing Segment. Linkstar, our e-commerce division, competes with product development and marketing companies, both on and offline.  Our success relies on creating innovative products attractive to consumers, and being able to gain and protect market share for successful product lines. We compete with numerous well-established national and regional companies such as ValueClick, Think Partnership, Syndero, Intelligent Beauty, Guthy-Renker, and Bare Escentuals.  PromoPath, our online marketing division, currently is not conducting any business except for the placement of Linkstar’s e-commerce products on third-party promotional websites.

Car Wash Segment.  The car care industry is a highly fragmented industry comprised of many large and small businesses. We compete principally with locally-owned car wash facilities and other regional car wash chains which may, in many instances, be located near our car washes. The car care industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and price. We also face competition from sources outside the car wash industry, such as gas stations that offer automated car wash services. Barriers to entry in the car care industry are relatively low. Competition is always entering our existing markets from new sources not currently competing with us.

TRADEMARKS AND PATENTS

Security Segment.  We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States, and a non-exclusive license for sales to the consumer market worldwide. We subsequently purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case®, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We have patents pending for our new less-than-lethal gel products in the United States and also in several foreign jurisdictions. Additionally, we have recently obtained trademarks for Mace Pepper Gel® and have filed trademark applications for Hot Pink Mace Defense Spray™ and the Sportsman Scent System®. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit.

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

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Screecher®, Peppergard®, Mace (Mexico)®, Viper® defense spray, KinderGard®, TG Guard®, Take Down®, Muzzle®, Pepper Mace®, MSI and Design®, Mace® Community (European Union) Trademark, Pepper Gel®, and  Take Down Extreme®. We also license the pending patent for our new Pepper Gun product.

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

We believe these Mace-related trademarks provide us with a competitive advantage.

Digital Media Marketing Segment.  We are applying for trademarks and service marks for the brands we sell on the internet.

Car Wash Segment.  We own a registered service mark for Super Bright®. Super Bright® is our brand name in our Lubbock, Texas locations. We operate our remaining car washes in our Texas regions under locally recognizable names such as Colonial Car Wash in Dallas, Texas and Genie Car Wash in Austin, Texas.

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

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 44,000 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  Subsequent to the investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  The Company has not received any comments from the EPA regarding the final report. A total estimated cost of approximately $710,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $593,000 has been paid to date, leaving an accrual balance of $117,000 at December 31, 2008 for estimated EPA costs. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

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

Digital Media Marketing Segment.  We believe that we currently comply with all state and federal laws within our online marketing practices.  However, the online marketing segment has come under increased scrutiny by the Federal Trade Commission (“FTC”) and several state Attorney Generals in regards to online lead generation practices.  Because our online marketing and e-commerce sites could be impacted, we are closely monitoring any changes to state or federal laws and FTC guidelines.  In addition, any changes to laws impacting the import or sale of any products within our e-commerce division could adversely impact revenues, although we believe this to be of minimal risk in the near future.

Car Wash Segment.  We are subject to various local, state, and federal laws regulating the discharge of pollutants into the environment.  We believe that our operations are in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect our competitive position. Three major areas of regulation facing us are disposal of lubrication oil at our oil change centers, the compliance with all underground storage tank laws in connection with our gasoline sales, and the proper recycling and disposal of water used in our car washes.  We use approved waste-oil haulers to remove our oil and lubricant waste.  When we acquired our gasoline dispensing sites, we investigated  them to verify that any underground storage tanks were in compliance with all legal requirements. We recycle our waste water and, where we have proper permits, it is disposed of into sewage drains.  Approximately 70% of the water used in the car wash is recycled at sites where a built-in reclaim system exists.

RESEARCH AND DEVELOPMENT

Security Segment.  Our staffs in our Ft. Lauderdale, Florida and Farmers Branch, Texas facilities determine the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2008, 2007 or 2006.

Digital Media Marketing Segment.   We spend funds on internally developing software used in this business.  We also have employees whose duties are to perform market research and testing of new product ideas and improve existing products within the e-commerce division.

Car Wash Segment.   There are no research and development expenditures within the Car Wash Segment.

INSURANCE

We maintain various insurance policies for our assets and operations.  These policies provide property insurance including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated companies. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate but no earlier than the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit in the amount of $827,747 at December 31, 2008.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

Our electronic surveillance products are manufactured in Korea, China, and other foreign countries. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations.  Our Digital Media Market Segment products are manufactured within the US as well as China and other foreign countries. All of our car wash business is conducted in the United States.  Approximately 4.5%, (or $936,000), 3.8%, (or $841,000) and 4.1% (or $956,000) of the 2008, 2007 and 2006 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Additionally, revenues of approximately 1.0%, or $145,000, and 0.2%, or $18,000, of our Digital Media Marketing Segment revenues in 2008 and 2007, respectively, were derived from customers outside of the United States.

EMPLOYEES

As of March 18, 2009, we had approximately 465 employees, of which approximately 353 were employed in the Car Wash Segment, 72 employed in the Security Segment, 23 employed in the Digital Media Marketing Segment, 14 in corporate clerical and administrative positions in our corporate and finance departments, and three in executive management.  None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

For more information about Mace Security International, Inc., please visit our website at www.mace.com. Our electronic filings with the SEC (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. As a result of slowing domestic economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, and other challenges currently affecting the domestic economy, our customers have reduced their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposal personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals has resulted in a significant reduction in our customers’ spending for our products and services. During the fourth quarter of 2008, our revenues from continuing operations declined $3.0 million or 22% from our revenues from continuing operations in the fourth quarter of 2007.  To the extent our customers reduce their spending for the remainder 2009, this reduction in spending could have a material adverse effect on our operations. If the economic slowdown continues for a significant period or there is significant further deterioration in the economy, our results of operations, financial position and cash flows will be materially adversely affected.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes.  Our capital requirements also include working capital for daily operations and capital for equipment purchases.  Although we had positive working capital of $16.0 million as of December 31, 2008, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital decreased by approximately $1.8 million from December 31, 2007 to December 31, 2008 principally due to the sale of  our six Florida car washes and payoff of their related mortgage debt recorded as current at December 31, 2007 in the first quarter of 2008; the $2.2 million investment loss related to the Victory Fund, Ltd. Hedge fund, the impact on working capital of our continuing losses, and  the reclass from non-current debt to current debt of approximately $2.3 million of 15-year amortizing loans with JP Morgan Chase Bank, N.A. (“Chase”) secured by several of our Texas car wash operations and our warehouse facility in Farmers Branch, Texas as a result of this debt being up for renewal from June 2009 through October 2009. Although we expect that we will be successful in renewing this debt, or paying off the car wash related mortgage debt with proceeds from the sale of the car wash facilities, there can be no assurances that this will occur. The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that in the current economic climate we will be able to sell our remaining car washes.

Our liquidity could be adversely affected if we do not prevail in the litigation initiated by Louis D. Paolino, Jr.   The Board of Directors of the Company terminated Louis D. Paolino, Jr. as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”) filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount.   The Company filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  On June 25, 2008, Mr. Paolino also filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”).  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  Upon the motion of Mr. Paolino, the proceedings relating to the DOL Complaint have been stayed pending the conclusion of the Arbitration Proceeding.  The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding and against the DOL Complaint.  Though the Company is confident in prevailing, it is not possible to predict the outcome of litigation with any certainty. If the Company does not prevail and significant damages are awarded to Mr. Paolino, such award may severely diminish the Company’s liquidity.

Our liquidity could be adversely effected if we are required to repay a redemption we received from Victory Fund, Ltd. One of our short-term investments was in a hedge fund, namely the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, a receiver (“Receiver”) was appointed in a civil case that was initiated by the Securities and Exchange Commission, Plaintiff (“SEC”), versus, Arthur Nadel, Scoop Capital, LLC, Scoop Management, Inc., (“Defendants”), and Scoop Real Estate, L.P., Valhalla Investment Partners, L.P., Valhalla Management, Inc., Victory IRA Fund, Ltd, Victory Fund, Ltd, Viking IRA Fund, LLC, Viking Fund, LLC, and Viking Management, LLC, (“Relief Defendants”), Case No. 8:09-cv-87-T-26TBM in the United States District Court for the Middle District of Florida, Tampa Division (“Court”).  The SEC alleged that Arthur Nadel defrauded investors in the Victory Fund, LLC and the other Relief Defendants by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The Receiver has been directed by the Court to (i) administer and manage the business affairs, funds, assets, and any other property of the Defendants and Relief Defendants; (ii) marshall and safeguard the assets of the Defendants and Relief Defendants; (iii) investigate the manner in which the affairs of the Defendants and Relief Defendants were conducted and institute such legal proceedings for the benefit of the Defendants and Relief Defendants and their investors and creditors as the Receiver deems necessary and (iv) take whatever actions are necessary for the protection of the investors. One of the actions the Receiver may take on behalf of all investors is to attempt to “claw back” redemptions and distributions made by the hedge funds to their investors and use the returned funds to pay the expenses of the Receiver and for a pro-rata distribution to all investors.  No “claw back” action has been filed to date and, if filed we would oppose such an action. If we are required by the Court to pay back the $1,000,000 redemption we received, our liquidity would be adversely affected.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt.  Our bank debt borrowings as of December 31, 2008 were $6.5 million, including borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to eight of our car wash facilities at December 31, 2008). Our most significant borrowings are secured notes payable to Chase in the amount of $5.4 million.  We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to eight of our car wash facilities at December 31, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 25.1% of our total revenues for the fiscal 2008, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations and which can cause our loans to be accelerated.  Our secured notes payable to Chase total $5.4 million, $2.3 million of which was classified as non-current debt at December 31, 2008. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements contain an express prohibition on incurring additional debt without the approval of the lender. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants at December 31, 2008.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2008. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under SFAS 142 and non-cash stock-based compensation expense under SFAS 123(R), we may continue to report net losses and negative cash flow in the future.  Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to offer superior products and services.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $827,747 at December 31, 2008.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Many States have and other States  have stated an intention to enact laws (“electronic recycling laws”)  requiring manufacturers of certain electronic products to pay annual registration fees and have recycling plans in place for electronic products sold at retail such as televisions, computers, and monitors.  If the electronic recycling laws are applied to us, the sale of monitors by us may become prohibitively expensive.  Our Security Segment sells monitors as part of the video security surveillance packages we market.  The video security  surveillance packages consist of cameras, digital video recorders and video monitors.  We have taken the position with many states that our monitors are security monitors and are not subject to the laws they have enacted which generally refer to computer monitors. If we have to pay registration fees and have recycling plans for the monitors we sell, it may be prohibitively expensive to offer monitors as part of our security surveillance packages.  The inability to offer monitors at a competitive price will place us at a competitive disadvantage .

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

Our defense sprays use hazardous materials which if not properly handled would result in our being liable for damages under environmental laws.  Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. The Environmental Protection Agency conducted a site investigation at our Bennington, Vermont facility in January, 2008 and found the facility in need of remediation.  See Note 17. Commitments and Contingencies.

Risks Related to our Digital Media Marketing Segment

We have lost the services of two senior executives in our Digital Media Marketing Segment, and as a result our business may suffer. The executive who headed the operations of our Linkstar operation left the Company’s employ at the end of July 2008 and the executive who headed the operations of the PromoPath subsidiary left the Company’s employ in January 2009. The Company has promoted Ronald Gdovic, the Chief Operating Officer of the Segment, to the position of President of the Segment.  Mr. Gdovic is not as experienced in the digital media marketing business as the departed executives.  The business plan for the Digital Media Marketing Segment is dependent on active growth and management. Without experienced executives it will be more difficult to execute the business plan.  If the business plan is not executed, the Segment will have revenue loss and potentially a lack of profitability.

Our current Board of Directors and Chief Executive Officer lack experience in the Digital Media Marketing business sector.   The members of the Company’s board of directors do not have any practical experience with e-commerce or digital media marketing advertising. Ronald Gdovic, the President of the Digital Media Marketing Segment currently reports to Dennis R. Raefield, the Company’s CEO, who prior to becoming CEO did not have any digital media marketing experience. The Nominating Committee has conducted a search for a director nominee with e-commerce experience; however, the Board has not committed to add a director with e-commerce or digital media marketing advertising expertise.

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

Our customer acquisition costs may increase significantly.  The customer acquisition cost of our business depends in part upon our ability to obtain placement on promotional internet sites at a reasonable cost.  We currently pay for the placement of our products on third party promotional internet sites by paying the site operators a fixed fee for each customer we obtain from the site, (“CPA fee”).  The CPA fee varies over time, depending upon a number of factors, some of which are beyond our control.  One of the factors that determine the amount of the CPA fee is the attractiveness of our products and how many consumers our products draw to a promotional website.  Historically, we have used online advertising on promotional websites as the sole means of marketing our products.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on in the form of higher product prices.  Continuing increases in advertising costs could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  Our e-commerce products are sold by us on the internet and are paid for by customers through credit cards.  From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependent upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has not held back sufficient funds in reserve accounts to cover these charge-backs as well as result in significant charge-back fines. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

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

Changes in government regulation and industry standards could decrease demand for our products and services and increase our costs of doing business. Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the web generally and adversely affect our business. Moreover, it could decrease the acceptance of the web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware.

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

The current difficult economic conditions make it more difficult to sell our Car Washes.  We can offer no assurances that we will be able to locate additional buyers for our remaining car washes or that we will be able to consummate any further sales to potential buyers we do locate. The current economic climate has made it more difficult to sell our remaining car washes. Potential buyers of the car washes are finding it difficult to finance the purchase price.

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

Risks Related to our Common Stock

Our stock price has been, and likely will continue to be, volatile and an investment in our common stock may suffer a decline in value.
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

We could lose our listing on the NASDAQ Global Market if our stock price remains below $1.00 for 30 consecutive days, after the $1.00 minimum bid rule is reinstated.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing price of $0.68 at the close of the market on March 18, 2009. The NASDAQ Global Market rule requires that listed stock is subject to delisting if its price falls below $1.00 and for 30 consecutive days remains below $1.00. The delisting rule has been suspended through July 19, 2009.  If the rule is reinstated on July 20, 2009, we may be subject to being delisted from the NASDAQ Global Market, if our stock remains below $1.00 for 30 consecutive days after July 20, 2009.  Upon delisting from the NASDAQ Global Market, our stock would be traded on the Nasdaq Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the NASDAQ Global Market.  If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market.  Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the Nasdaq Capital Market (together “Nasdaq-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than Nasdaq-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

At March 18, 2009, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

Our corporate headquarter is located in Horsham, Pennsylvania and the office of our Chief Executive Officer is in Walnut Creek, California. We rent approximately 5,000 square feet of space at a current annual cost of approximately $112,000 in Horsham, Pennsylvania and approximately 800 square feet of space plus use of common areas at a current annual cost of approximately $45,000 in Walnut Creek, California.

Security Segment Properties.  The operations of our electronic surveillance product operations are located in Ft. Lauderdale, Florida and Farmers Branch, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont.

Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of approximately $127,000. This lease, which expires on November 15, 2009, was amended during 2008 to approximately 44,300 square feet of space with a total annual cost of approximately $129,000. We also began leasing in November, 2008 on a month-to-month basis approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003 and a current employee of the Company.

We purchased a 20,000 square foot facility in June 2004 in Ft. Lauderdale, Florida. The administrative and sales staff of the Security Segment’s electronic surveillance products division is located in the Fort Lauderdale, Florida facility.  The facility is currently being marketed for sale with a real estate broker based in Ft Lauderdale, Florida.  We have listed the facility for sale at a price of $1,950,000.  When and if the property is sold, we will lease office space in the south Florida area for the administrative and sales staff that is currently located in the facility.

In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our electronic surveillance products and our high end camera products are warehoused and sold. Additionally, in the fourth quarter of 2008, we consolidated the inventory of our Ft. Lauderdale, Florida based electronic surveillance equipment operation into our Farmers Branch, Texas facility. We also warehouse certain of our Digital Media Marketing Segment e-commerce division product at our Farmers Branch, Texas facility. The Farmers Branch, Texas facility is secured by a first mortgage loan in the amount of $699,000 at December 31, 2008.

Digital Media Marketing Properties. The operations of our Digital Media Marketing Segment were consolidated in November 2007 into a 5,000 square foot leased space in Wexford, PA, a suburb of Pittsburgh, PA, at an annual cost of approximately $90,000. We leased additional 2,000 square foot of space in March 2008 at an additional $40,000 annual cost. This additional space allows for expansion. We previously leased 3,872 square feet of space in San Francisco, California under an 18 month sublease agreement at an annual cost of approximately $81,000. We in turn entered into a sublease agreement for this space with a third party effective March 1, 2008. As noted above, we warehoused and shipped certain of our e-commerce division products from our Farmers Branch, Texas facility through December 31, 2008 as well as from a third-party fulfillment center.

Car Wash Properties.  Our principal fixed assets are our car wash facilities used for performing car care services which are described under Item 1. Business.  The 14 car wash facilities owned or operated by us as of December 31, 2008 are situated on sites we own or lease.  As of December 31, 2008, we owned 12 and leased two of our car wash facilities. As of March 18, 2009, we own 10 and lease two car wash facilities.  We have sold 37 car wash facilities since December 31, 2005. The locations of our car washes and the services offered at the locations are set forth in summary fashion in the chart below.

Locations (1)	Type of Car Wash (2)	Number of Facilities as of December 31, 2008	Number of Facilities as of March 18, 2009

Dallas, Texas Area	Full Service Self Serve /Lube	6	6

Austin, Texas	Full Service	3	3

Lubbock, Texas	Full Service	3	3

San Antonio, Texas (3)	Full Service	2	-

(1)	The majority of our locations are owned, except for two locations in Dallas, Texas which are leased.
(2)
Several locations also offer other consumer products and related car care services, such as professional detailing services (currently offered at 11 locations), oil and lubrication services (currently offered at five locations), gasoline dispensing services (currently offered at 10 locations), state inspection services (currently offered at five locations), convenience store sales (currently offered at one location) and merchandise store sales (currently offered at 11 locations).

(3)	The two San Antonio, Texas facilities were sold on January 14, 2009.

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes.  We expect to make investments in additional equipment and property as deemed necessary to insure the car washes operate adequately.

Many of our car washes are encumbered by first mortgage loans.  Of the 14 car washes owned or leased by us at December 31, 2008, eight properties and related equipment with a net book value totaling $14.9 million secured first mortgage loans totaling $5.8 million and six properties were not encumbered.

ITEM 3.	LEGAL PROCEEDINGS

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  The arbitrators, who will decide claims of the parties, have scheduled hearing dates in the later spring of 2009. Discovery in the Arbitration Proceeding has not been concluded; the Company believes that the hearing dates will be rescheduled for dates later than the spring of 2009.  It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A which protects Mr. Paolino against a “retaliatory termination”.  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (“Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino.  Mr. Paolino has filed objections to the Findings.  As a result of the objections, an Administrative Law Judge set a date for a “de novo” hearing on Mr. Paolino’s claims.  A “de novo hearing” is a proceeding where evidence is presented to the Administrative Law Judge and the Administrative Law Judge rules on the claims based on the evidence presented at the hearing.  Upon the motion of Mr. Paolino, the de novo hearing and the claims made in the DOL Complaint  have been stayed pending the conclusion of the Arbitration Proceeding.  The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

On May 8, 2008, Car Care, Inc., a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast region car wash manager and four former general managers of the four Northeast region car washes that were searched in March 2006, were indicted by the U.S. Attorney for the Eastern District of Pennsylvania with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations for the three months ended March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Additional information regarding our legal proceedings can be found in Note 17 of the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of Mace Security International, Inc. was held on December 11, 2008. Proposals for the election of five directors to the Board of Directors for one-year terms and the ratification of the Audit Committee’s appointment of Grant Thornton as Mace’s registered public accounting firm for fiscal year 2008 were submitted to a vote.

The proposals were adopted by the shareholders. The voting was as follows:

Directors:	Votes For	Votes Withheld or Against	Abstentions

Dennis Raefield	14,548,844	162,447	-
John C. Mallon	13,639,054	1,072,237	-
Constantine N. Papadakis, Ph.D	13,076,172	1,635,119	-
Mark S. Alsentzer	9,911,695	4,799,596	-
Gerald T. LaFlamme	14,630,416	80,875	-

Ratify appointment of
Grant Thornton LLP	13,883,318	57,438	770,535

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

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.

	HIGH	LOW

Year Ending December 31, 2007
First Quarter	$2.99	$2.50
Second Quarter	2.73	2.37
Third Quarter	2.70	1.85
Fourth Quarter	2.39	1.84
Year Ending December 31, 2008
First Quarter	2.05	1.40
Second Quarter	1.99	1.40
Third Quarter	1.65	1.04
Fourth Quarter	1.26	0.61
Year Ending December 31, 2009
First Quarter, through March 18, 2009	0.91	0.61

The closing price for our common stock on June 30, 2008 was $1.59.  For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares.  However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.  For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 18, 2009 we had 80 stockholders of record and approximately 3,038 beneficial owners of our common stock. We did not pay dividends in the preceding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business.  Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

For information regarding our equity compensation plans, See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(c)           Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the Nasdaq Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”). (1)

(1)
The Selected Peer Group Index is comprised of securities of Command Security Corp, Goldleaf Financial Solutions, Innodata Isogen, Inc., Lasercard Corp, Looksmart Ltd., Napco Security Systems, Inc., RAE Systems, Inc., Taser International, Inc., Think Partnership, Inc., Track Data Corp., and Versar, Inc. The current peer group includes security product, e-commerce and digital media marketing companies which appropriately reflect Mace’s business. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above.  The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY
INTERNATIONAL, INC., THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	2003	2004	2005	2006	2007	2008
Mace Security International, Inc.	100.00	229.67	118.18	122.49	97.13	38.28
Selected New Peer Group	100.00	268.13	102.66	99.95	130.82	47.42
Nasdaq Market Index	100.00	108.41	110.79	122.16	134.29	79.25

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

(d) Recent Sales of Unregistered Securities

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar Interactive, Inc. (“Linkstar”) from Linkstar’s shareholders by paying approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing and $500,000 of promissory notes bearing a 5% interest rate paid in January 2008. As part of the consideration paid for Linkstar, the Company issued 1,176,471 unregistered shares of the Company’s common stock with a total value of $2.9 million to the six prior shareholders of Linkstar Interactive, Inc.

In undertaking this issuance, the Company relied on an exemption from registration under Section 4(2) of the Securities Act.

(e) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2008	59,900	$1.02	59,900	$1,790,000
November 1 to November 30, 2008	13,900	$0.79	13,900	$1,779,000
December 1 to December 31, 2008	30,599	$0.85	30,599	$1,753,000
Total	104,399	$0.94	104,399

(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of December 31, 2008, 185,408 shares had been repurchased under this program at a cost of approximately $247,000.

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

Statement of Operations Data:	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share information)
Revenues:
Car wash and detailing services	$8,327	$8,493	$9,123	$9,968	$9,091
Lube and other automotive services	2,631	2,761	3,089	2,921	3,012
Fuel and merchandise	1,821	1,098	1,338	1,495	1,265
Security	20,788	22,278	23,366	24,909	16,632
Digital media marketing	17,290	7,625	-	-	-
	50,857	42,255	36,916	39,293	30,000
Cost of revenues:
Car wash and detailing services	6,591	6,704	7,203	7,273	6,642
Lube and other automotive services	2,015	2,114	2,393	2,139	2,268
Fuel and merchandise	1,826	975	1,232	1,295	1,101
Security	15,071	16,223	17,427	17,658	11,989
Digital media marketing	10,769	6,120	-	-	-
	36,272	32,136	28,255	28,365	22,000

Selling, general and administrative expenses	20,639	17,757	15,563	11,668	9,552
Depreciation and amortization	1,281	1,219	1,114	1,007	960
Costs of terminated acquisitions	-	-	-	-	53
Goodwill and asset impairment charges	5,449	447	151	1,563	3,542

Operating loss	(12,784)	(9,304)	(8,167)	(3,310)	(6,107)

Interest expense, net	(102)	(378)	(701)	(515)	(578)
Other (loss) income	(2,160)	1,003	848	339	113
Loss from continuing operations before income taxes	(15,046)	(8,679)	(8,020)	(3,486)	(6,572)

Income tax expense (benefit)	100	98	156	2,198	(2,005)
Loss from continuing operations	(15,146)	(8,777)	(8,176)	(5,684)	(4,567)
Income (loss) from discontinued operations, net of tax	4,494	2,192	1,394	664	(1,843)
Net loss	$(10,652)	$(6,585)	$(6,782)	$(5,020)	$(6,410)

Basic and Diluted loss per share
Loss from continuing operations	$(0.92)	$(0.56)	$(0.53)	$(0.37)	$(0.34)
Income (loss) from discontinued operations, net of tax	$0.27	$0.14	$0.09	0.04	(0.13)
Net loss	$(0.65)	$(0.42)	$(0.44)	$(0.33)	$(0.47)
Weighted average number of shares outstanding	16,464,760	15,810,705	15,274,498	15,271,637	13,679,604

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$16,025	$17,764	$26,556	$14,615	$17,471
Intangible assets, net	$10,336	$13,796	$4,546	$6,148	$6,522
Total assets	$55,036	$75,436	$87,598	$96,111	$102,757
Long-term debt, including current maturities (1)	$6,452	$13,558	$23,966	$26,674	$29,195
Stockholders’ equity	$43,167	$53,566	$56,506	$61,650	$66,522
(1)  Includes Long-term debt included in Liabilities related to assets held for sale.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2008, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. Risk Factors of this Form 10-K Report. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, retailers and end users.  Other products in our Security Segment include, but are not limited to, less-than-lethal Mace defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and security monitors.  The main marketing channels for our products are industry shows and publications, outside sales representatives, catalogs, internet and sales through telephone orders. Revenues generated for the year ended December 31, 2008 for the Security Segment were comprised of approximately 35% from our professional electronic surveillance operation in Florida, 43 % from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation in Texas, and 22% from our personal defense and law enforcement aerosol operation in Vermont.

Digital Media Marketing

Prior to June 2008, our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. After June 2008 we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment is now essentially an online e-commerce business.

Our e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominately through online advertising on third party promotional websites. Before discontinuing PromoPath, Linkstar also marketed products on promotional websites operated by PromoPath. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a Dead Sea spa product line  (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com); Knockout, an acne product (www.knockoutmyacne.com), as well as Mace’s pepper sprays and surveillance products. We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

PromoPath, our online affiliate marketing company, secured customer acquisitions or leads for advertising clients principally using promotional internet sites offering free gifts. Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. PromoPath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover® credit cards and Bertelsmann Group. PromoPath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company discontinued marketing PromoPath’s online marketing services to external customers. PromoPath’s primary mission is now focused on increasing the distribution of the products of the e-commerce division, Linkstar.

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2008, were approximately $17.3 million; consisting of $15.1 million, or 87.2%,  from our e-commerce division and $2.2 million, or 12.8%,  from our online marketing division.

Car Wash

At December 31, 2008, we owned full service and self-service car wash locations in Texas.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  Revenues generated for 2008 for the Car and Truck Wash Segment were comprised of approximately 65% from car washing and detailing, 21% from lube and other automotive services, and 14% from fuel and merchandise.  Additionally, our Arizona, Florida, Northeast, Lubbock, Texas, and San Antonio, Texas region car washes and our truck washes are being reported as discontinued operations, (see Note 4 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $3.4 million, $14.8 million and $26.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Operating (loss) income from discontinued operations was $(1.6) million, $155,000, and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle paid Mace $9,000 per month to lease the Company’s truck washes, and was responsible for all underlying property expenses. On December 31, 2007 Eagle completed the purchase of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note, which has a balance of $892,000 at December 31, 2008, has a five-year term, with principal and interest paid on a 15-year amortization schedule. As a result, we did not recognize revenue or operating expenses during the term of the lease other than rental income and interest expense.

The majority of revenues from our Car Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Cost of Revenues

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs. Product warranty costs related to the Security Segment are mitigated in that a portion of customer product warranty claims are covered by the supplier through repair or replacement of the product associated with the warranty claim.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of leasehold improvements and certain intangible assets.  Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the lease term with renewal options. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using the straight-line or an accelerated method.

Other Income

Other income consists primarily of rental income received on renting out excess space at our car wash facilities and includes gains and losses on short-term investments.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate.  Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Results of Operations for the Three Years Ended December 31, 2008, 2007 and 2006

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2008	2007	2006

Revenues	100%	100%	100%
Cost of revenues	71.3	76.1	76.5
Selling, general and administrative expenses	40.6	42.0	42.2
Depreciation and amortization	2.5	2.9	3.0
Goodwill and asset impairment charges	10.7	1.1	0.4
Operating loss	(25.1)	(22.1)	(22.1)
Interest expense, net	(0.2)	(0.9)	(1.9)
Other income	(4.2)	2.4	2.3
Loss from continuing operations before income taxes	(29.5)	(20.6)	(21.7)
Income tax expense	0.2	0.2	0.4
Loss from continuing operations	(29.7)	(20.8)	(22.1)
Income from discontinued operations, net of tax	8.8	5.2	3.8
Net loss	(20.9)%	(15.6)%	(18.3)%

Revenues

Security

Revenues were approximately $20.8 million, $22.3 million and $23.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of the $20.8 million of revenues for the year ended December 31, 2008, $7.2 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $9.0 million, or 43%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $4.6 million, or 22%, from our personal defense and law enforcement aerosol operation in Vermont. Of the $22.3 million of revenues for year ended December 31, 2007, $7.8 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $9.9 million, or 44%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $4.6 million, or 21%, from personal defense and law enforcement aerosol operations in Vermont. Of the $23.4 million of revenues for the year ended December 31, 2006, $9.1 million, or 39%, was generated from our professional electronic surveillance operations in Florida, $10.8 million, or 46%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation in Texas, and $3.5 million or 15%, for our personal defense and law enforcement aerosol operations in Vermont.

The decrease in revenues within the Security Segment in 2008 was due to several factors.   The majority of the decrease in sales was from  decreases in sales of our consumer direct electronic surveillance division, our professional electronic surveillance operation and our machine vision camera and video conferencing operation. Our Vermont personal defense operations sales remain consistent between years. The decrease in sales of our consumer direct electronic surveillance, machine vision camera and video conference equipment operations, and our professional electronic surveillance operation was due to several factors,  including the impact on sales of increased competition and the impact of management’s completion of its consolidation of the Security Segment’s electronic surveillance equipment operations from Ft. Lauderdale, Florida to the Farmers Branch, Texas warehouse. The consumer direct electronic surveillance and professional electronic surveillance division had a decrease in sales due to a delay in introducing new product lines during 2008. In the latter part of 2008 sales also decreased due to a reduction in spending by certain of our customers impacted by the deteriorating economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by certain large customers purchasing directly from its main supplier combined with reductions in sales to certain customers with ties to the big three automotive manufacturers. Although revenues within our personal defense operation remained consistent between years, we did experience growth in aerosol and non-aerosol sales largely from the introduction of new products such as a new home security system, our Mace Pepper Gun® and our Mace Pepper Gel™ off set by a decrease in sales of TG Guard, law enforcement and OEM supplied products.

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

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2008 were approximately $17.3 million, consisting of $15.1 million from our e-commerce division and $2.2 million from our online marketing division.  Revenues within our Digital Media Marketing Segments from the acquisition date, July 20, 2007, through December 31, 2007, were approximately $7.6 million, consisting of $4.2 million from our e-commerce division and $3.4 million from our online marketing division.

Car Wash

Revenues for the year ended December 31, 2008 were $12.8 million as compared to $12.4 million for the year ended December 31, 2007, an increase of $427,000 or 3%. Of the $12.8 million of revenues for the year ended December 31, 2008, $8.3 million or 65% was generated from car wash and detailing, $2.7 million or 21% from lube and other automotive services, and $1.8 million or 14% from fuel and merchandise sales. Of the $12.4 million of revenues for the year ended December 31, 2007, $8.5 million or 69% was generated from car wash and detailing, $2.8 million or 22% from lube and other automotive services, and $1.1 million or 9% from fuel and merchandise sales. The slight decrease in wash and detail revenues in 2008 was principally due to a decrease in average wash and detailing revenue per car. Average wash and detailing revenue per car decreased from $19.22 in 2007 to $18.73 in 2008.This decrease in average wash and detailing revenue per car was partially offset by an increase of 2,000 cars despite a reduction of 5,000 cars from the sale of two Texas car wash sites included in continuing operations since the beginning of 2007. The increase in fuel and merchandise revenues was primarily the result of selling fuel at a higher fuel price.

Revenues for the year ended December 31, 2007 were $12.4 million as compared to $13.6 million for the year ended December 31, 2006, a decrease of $1.2 million or 8.8%. This decrease was primarily attributable to a decrease in wash and detail services.  Of the $12.4 million of revenues for the year ended December 31, 2007, $8.5 million or 69% was generated from car wash and detailing, $2.8 million or 22% from lube and other automotive services, and $1.1 million or 9% from fuel and merchandise sales. Of the $13.6 million of revenues for the year ended December 31, 2006, $9.1 million or 67% was generated from car wash and detailing, $3.1 million or 23% from lube and other automotive services, and $1.4 million or 10% from fuel and merchandise sales. The decrease in wash and detail revenues in 2007 was principally due to the sale of car washes and reduced car wash volumes in the Texas market due to unfavorable weather. Overall car wash volumes declined by 95,000 cars, or 18% in 2007 as compared to 2006, 15%, excluding the impact of a car wash volume reduction of approximately 19,300 cars from the closure and divestiture of two car wash locations in Texas since September 2006 included in continuing operations. Partially offsetting this decline in volume, the Company experienced an increase in average car wash and detailing revenue per car, from $17.01 in 2006 to $19.22 in 2007.  This increase in average wash and detailing revenue per car was the result of management’s continued focus on aggressive selling detailing and additional on-line car wash services. The decrease in fuel and merchandise revenues was primarily the result of selling less volume of fuel as a result of higher fuel prices. The decrease in merchandise sales in our car wash lobbies corresponds with the reduction in our car wash volumes and site traffic.

Cost of Revenues

Security

Costs of revenues were $15.1 million, or 72% of revenues, $16.2 million or 73% of revenues and $17.4 million or 74% of revenues for 2008, 2007 and 2006, respectively. The decrease in cost of revenues as a percentage of revenues is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins and partially due to reduced overhead costs from the consolidation of the Ft. Lauderdale, Florida warehouse operations into the Farmers Branch, Texas warehouse in the fourth quarter of 2008. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

The slight decrease in cost of revenues as a percentage of revenues in 2007 as compared to 2006 is due principally to a change in customer and product mix and a conscious effort to reduce discounting of list prices, offset partially by an increase in sale of discontinued products and refurbished items at lower profit margins.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $10.8 million, or 62% of revenues, for the year ended December 31, 2008. Of this amount, $8.8 million related to our e-commerce division and $1.98 million related to our online marketing division. Cost of revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, through December 31, 2007 were approximately $6.1 million; $2.9 million related to our e-commerce division and $3.2 related to our online marketing division.

Car Wash

Cost of revenues for the year ended December 31, 2008 were $10.4 million, or 82% of revenues, with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 100% of respective revenues.  Cost of revenues for the year ended December 31, 2007 were $9.8 million, or 79% of revenues, with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues. This increase in our fuel and merchandise costs as a percent of revenues in 2008 was due to a loss on the sale of fuel of approximately $44,000 in the fourth quarter of 2008 and an additional write down of fuel of approximately $93,000 at December 31, 2008 to estimated net realizable value with the significant drop in fuel cost and selling prices in the fourth quarter of 2008.

Cost of revenues for the year ended December 31, 2007 were $9.8 million or 79% of revenues with car washing and detailing costs at 79% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 89% of respective revenues.  Cost of revenues for the year ended December 31, 2006 was $10.8 million, or 80% of revenues with car wash and detailing costs at 79% of respective revenues, lube and other automotive services costs at 77% of respective revenues, and fuel and merchandise costs at 92% of respective revenues.  Cost of revenues, as a percent of revenues, was relatively consistent between 2007 and 2006.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2008 were $20.6 million compared to $17.8 million for the same period in 2007, an increase of approximately $2.8 million or 16%. SG&A expenses as a percent of revenues were 40.6% for the year ended December 31, 2008 as compared to 42.0% for the year ended December 31, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar, which represents an increase in SG&A costs of $3.9 million in 2008 as compared to 2007 and an additional charge of approximately $425,000 for the waste remediation at our personal defense operation in Vermont (See Note 17. Commitments and Contingencies). These increases were partially offset by a decrease in costs related to the Northeast car wash region immigration investigation, non-cash compensation expense, reduction in costs within our Florida and Texas operations, and costs of the previously reported Florida security based controller embezzlement. SG&A expenses include $244,000 of legal fees in 2008 relating to the immigration investigation as compared to $674,000 in 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $626,000 and $896,000 in 2008 and 2007, respectively. SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $360,000, partially as a result of our reduced sales levels and partially as a result of our consolidation efforts to reduce SG&A costs in all areas. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company conducted an internal investigation, and our Audit Committee engaged an independent consulting firm to conduct an independent forensic investigation. As a result of these investigations, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.

SG&A expenses for the year ended December 31, 2007 were $17.8 million compared to $15.6 million for the same period in 2006. SG&A expenses as a percent of revenues was 42% for both the years ended December 31, 2007 and 2006. The increase in SG&A expenses is primarily the result of the acquisition of Linkstar which added SG&A expenses of $2.0 million in 2007 and a commission payment related to the Linkstar acquisition which added SG&A expenses of $310,000 in 2007.  SG&A expenses for the year ending December 31, 2007 also include an accrual for approximately $285,000 for the waste remediation at our personal defense and law enforcement aerosol operation in Vermont and approximately $310,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation.  If we recover any of the embezzled funds, such amounts will be recorded as recoveries in future periods when they are received. The increase was partially offset by a decrease in costs related to the ongoing immigration investigation. SG&A expenses include $674,000 of legal, consulting and accounting fees in 2007 relating to the ongoing immigration investigation as compared to $1.5 million in 2006. SG&A expenses also include non-cash compensation expense of approximately $896,000 and $1.36 million in the fiscal years 2007 and 2006, respectively. Management expects SG&A expenses to increase in the future as the Company continues to expand its security and digital media marketing operations.

Depreciation and Amortization

Depreciation and amortization totaled $1.3 million, $1.2 million and $1.1 million for 2008, 2007 and 2006, respectively. The increase in depreciation and amortization expense, principally in 2008 and 2007 as compared to 2006, was related to amortization expense on Linkstar acquired intangible assets.

Costs of Terminated Acquisitions

Our policy is to charge as an expense any previously capitalized expenditures relating to proposed acquisitions that in our current opinion will not be consummated. There were no such expenses in 2008, 2007 or 2006.

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

Continuing Operations

In assessing goodwill for impairment, we first compare the fair value of our reporting units with their net book value. We estimate the fair value of the reporting units using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the reporting units exceeds their net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our reporting units exceeds their fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting units were being acquired in a business combination. Specifically, we allocate the fair value of the reporting units to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units.

•
Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge.

The allocation of the fair value of the reporting units to individual assets and liabilities within reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

As of November 30, 2008, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30 for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exists. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We also updated our forecasted cash flows of the reporting units during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas operations) reporting unit exceeded its fair value. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value.

With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  The resulting implied goodwill was $(5.9) million; accordingly, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations.

In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded a goodwill impairment charge of approximately $280,000 and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. Additionally, in the fourth quarter of 2006, as a result of our annual impairment test of Goodwill and Other Intangibles in accordance with SFAS 142, we recorded an impairment of goodwill of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas.

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

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million.  Additionally, during the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their carrying values.

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 to write-down the property to our estimate of net realizable value.

Discontinued Operations

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey, by approximately $40,000. Additionally, during the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.  We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. Additionally, during the quarter ending December 31, 2008, we closed a full service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for year ended December 31, 2008 was $102,000, compared to $378,000 for the year ended December 31, 2007. The decrease in net interest expense is due to a decrease in interest expense of approximately $425,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments and repayment of debt related to car wash site sales, and a decrease in interest income of approximately $149,000 related to the Company’s decrease in interest rates and in our cash and cash equivalents.

Interest expense, net of interest income, for the year ended December 31, 2007 was $378,000 compared to $701,000 for the year ended December 31, 2006. The decrease in net interest expense is due to a slight decrease in interest expense of approximately $46,000 as a result of increasing interest rates offset by a reduction in outstanding debt due to routine principal payments and an increase in interest income of approximately $276,000 with the Company’s increase in cash and cash equivalents.

Other (Expense) Income

Other (expense) income was $(2.2) million, $1.0 million and $848,000 for 2008, 2007 and 2006, respectively. The 2008 amount includes $250,000 of earnings on short term investments offset by a $2.2 million investment loss related to the Victory Fund, Ltd. hedge fund and a loss of $380,000 on the redemption of a mutual fund investment in the fourth quarter of 2008. See Liquidity section below. Other income during 2007 included $752,000 of earnings on short-term investments and the recovery of a previously written-off acquisition deposit of $150,000. Other income in 2006 included a $461,000 gain on the sale of a Dallas, Texas car wash site and $323,000 of earnings on short term investments.

Income Taxes

We recorded income tax expense of $100,000, $98,000 and $156,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (.66)%, (1.1)%, and (2.0)% for the years ended December 31, 2008, 2007, and 2006, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $2.6 million in 2006, $3.9 million in 2007 and $4.3 million in 2008 with a total valuation allowance of $15.0 million at December 31, 2008 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Security and Digital Media Marketing Segments.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $9.3 million at December 31, 2008.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 13.0% at December 31, 2008, and 20.2% at December 31, 2007. The improvements in the Company’s total debt to total capitalization ratio is directly related to routine principal payments on debt and the payoff of debt related to the sale of car and truck wash sites as noted below.

One of our short-term investments was in a hedge fund, namely the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver (“Receiver”) has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel (“Defendant”), the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit of the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

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

As of December 31, 2008, we had working capital of approximately $16.0 million. Working capital was approximately $17.8 million and $26.6 million at December 31, 2007 and 2006, respectively. Our positive working capital decreased by approximately $1.8 million from December 31, 2007 to December 31, 2008, principally due to the sale of  our six Florida car washes and payoff of their related mortgage debt recorded as current at December 31, 2007 in the first quarter of 2008, the $2.2 million investment loss related to the Victory Fund, Ltd. hedge fund, the impact on working capital of our continuing losses, and  the reclass from non-current debt to current debt of approximately $2.3 million of 15-year amortizing loans with Chase secured by several of our Texas car wash operations and our warehouse facility in Farmers Branch, Texas as a result of this debt being up for renewal from June 2009 through October 2009. Although we expect that we will be successful in renewing this debt, or paying off the car wash related mortgage debt with proceeds from the sale of the car wash facilities, there can be no assurances that this will occur.

During the years ended December 31, 2008, 2007 and 2006, we made capital expenditures of $230,000, $536,000 and $957,000, (including $32,000, $235,000, and $854,000 related to discontinued operations) respectively, within our Car Wash Segment. We believe our current cash and short-term investment balance at December 31, 2008 of $9.3 million, cash flow from operating activities in 2009, and cash generated from the sale of our Car Wash operations will be sufficient to meet our Security, Digital Media Marketing and Car Wash Segment’s capital expenditure and operating funding needs through at least the next twelve months, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $5 million  In years subsequent to 2009, we estimate that our Car Wash Segment will require annual capital expenditures of $150,000 to $250,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.  If the cash provided from operating activities does not improve in 2009 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $438,000, $205,000, and $341,000 for the fiscal years ending December 31, 2008, 2007 and 2006, respectively. We estimate capital expenditures for the Security Segment at approximately $50,000 to $100,000 for 2009, principally related to technology and facility improvements for warehouse production equipment.

We expect to invest resources in additional products within our e-commerce division. Our online marketing division will also require the infusion of additional capital as we grow our new members because our e-commerce customers are charged after a 14 to 21 day trial period while we typically pay our website publishers for new member acquisitions in approximately 15 days. Additionally, as we introduce new e-commerce products, upfront capital spending is required to purchase inventory as well as pay for upfront media costs to enroll new e-commerce members.

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2009 and in years subsequent to 2009. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At December 31, 2008, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2009 and in years subsequent to 2009 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash and short-term investments balance of $9.3 million at December 31, 2008, the revolving credit facility, and cash generated from the sale of our car wash operations, will provide for growth in 2009, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $5 million. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

During the six months ended December 31, 2008, we implemented company wide cost savings measures, including a reduction in employees throughout the entire Company, and began a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being located in Texas. Our intended goals of the reorganization are to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services; and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures resulted in approximately $2.3 million in annualized savings. This program will continue throughout the first quarter of 2009. Through December 31, 2008, we incurred approximately $63,000 in severance costs from employee reductions and expect to incur additional severance costs as well as costs of physically consolidating the Florida and Texas security operations in the first quarter of 2009.

As previously disclosed, on June 27, 2008 Car Care, Inc., a subsidiary of the Company, paid  a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of four car washes to settle a criminal indictment. A charge of $600,000 was recorded as a component of income from discontinued operations for the three months ended March 31, 2008, as prescribed by SFAS 5, Accounting for Contingencies.

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.7 million ($244,000, $674,000 and $796,000, in fiscal 2008, 2007 and 2006, respectively), in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located.  The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”).   The site investigation was focused on whether hazardous substances were being improperly stored.  Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The Company completed the remediation of the waste during September 2008 within the time allowed by the EPA.  A total cost of approximately $710,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through December 31, 2008. Approximately $593,000 has been paid to date, leaving an accrual balance of $117,000 at December 31, 2008. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

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

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $9.3 million at December 31, 2008, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2009, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $5 million.

In December 2004, the Company announced that it was exploring the sale of its car and truck washes. From December 2005 through March 18, 2009, we sold 37 car washes and five truck washes with total cash proceeds generated of approximately $34.5 million, net of pay-off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment.  If the cash provided from operating activities does not improve in 2009 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At December 31, 2008, we had borrowings, including capital lease obligations, of approximately $6.5 million. We had two letters of credit outstanding at December 31, 2008, totaling $831,000 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at December 31, 2008. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2008.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006.  The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $5 million. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of December 31, 2008.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $5.4 million at December 31, 2008, including debt recorded as long-term debt at December 31, 2008, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to eight of our car wash facilities as of December 31, 2008) are foreclosed upon, revenues from our Car Wash Segment, which comprised 25.1% of our total revenues for fiscal year 2008 would be severely impacted and we may be unable to continue to operate our business.  Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $5.4 million, including debt recorded as long-term debt at December 31, 2008, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2008, including debt related to discontinued operations and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$6,452	$3,292	$1,524	$1,636	$-
Minimum operating lease payments	3,673	811	1,342	865	655
	$10,125	$4,103	$2,866	$2,501	$655

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$–	$–	$–	$–	$–
Standby letters of credit (4)	831	831	–	–	–
	$831	$831	$–	$–	$–

(1)   Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)   Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $344,000.
(3)   The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at December 31, 2008.
(4)   The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2008. Additionally, outstanding letters of credit of $831,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $6.5 million for the year ended December 31, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $15.1 million, which included $626,000 in non-cash stock-based compensation charges from continuing operations, $1.3 million of depreciation and amortization expense and asset impairment charges of $5.4 million. Cash was also impacted by a decrease in accounts payable of $2.1 million, a decrease in accounts receivable of $1.1 million and a decrease in inventory of $1.3 million.

Net cash used in operating activities totaled $9.3 million for the year ended December 31, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $8.8 million, which included $896,000 in non-cash stock-based compensation charges and $1.2 million of depreciation and amortization. Cash was also impacted by a decrease in accounts payable and accrued expenses of $1.4 million and an increase in inventory of $2.3 million. Net cash used in operating activities totaled $3.1 million for the year ended December 31, 2006. Cash used in operating activities in 2006 was primarily due to a net loss from continuing operations of $8.2 million offset partially by $1.4 million in non-cash stock based compensation charges and $2.4 million of cash provided by discontinued operations.

Investing Activities.  Cash provided by investing activities totaled approximately $9.5 million for the year ended December 31, 2008, which includes cash provided by investing activities from discontinued operations of $8.3 million related to the sale of six  car wash sites in the year ended December 31, 2008, capital expenditures of $684,000 related to ongoing operations and proceeds of approximately $1.9 million from the sale of a Dallas, Texas car wash site.

Cash provided by investing activities totaled approximately $15.1 million for the year ended December 31, 2007, which includes cash provided by investing activities from discontinued operations of $22.4 million related to the sale of 24 car wash sites and five truck washes in the year ended December 31, 2007 offset by the acquisition of Linkstar Interactive, Inc. of $6.9 million. Investing activity in 2007 also included capital expenditures of $301,000 related to ongoing car wash operations, $252,000 for Security Segment operations, Digital Media Marketing operations and Corporate and $237,000 for discontinued operations. Cash provided by investing activities totaled approximately $1.5 million for the year ended December 31, 2006, which includes capital expenditures of $103,000 related to ongoing car wash operations and proceeds of approximately $1.85 million from the sale of a Dallas, Texas car wash site, $353,000 for Security Segment operations and Corporate, and $806,000 for discontinued operations and proceeds of approximately $1.0 million from the sale of our Deptford, New Jersey site.

Financing Activities.  Cash used in financing activities was approximately $2.8 million for the year ended December 31, 2008, which includes $1.4 million of routine principal payments on debt from continuing operations, $1.2 million of debt paid off related to the Dallas, Texas car wash sold, and $299,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $1.8 million for the year ended December 31, 2007, which includes $713,000 of routine principal payments on debt from continuing operations and $1 million from routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $2.7 million for the year ended December 31, 2006, which includes $1.2 million of routine principal payments on debt related to continuing operations and $1.5 million of routine principal payments on debt related to discontinued operations.

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

Revenues from the Company’s Security Segment are recognized when shipments are made and title has passed, and are recorded net of sales returns and discounts.

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

Shipping and handling costs related to the Company’s Security Segment of $669,000 , $713,000 and $745,000 in the years ending December 31, 2008, 2007 and 2006, respectively are included in selling, general and administrative (SG&A) expense. Shipping and handling costs related to the Digital Media Marketing Segment of $1.4 million and $384,000 are included in SG&A expenses for the years ended December 31, 2008 and 2007, respectively.

Accounts Receivable

The Company’s accounts receivable are due from trade customers.  Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide either irrevocable confirmed letters of credit or cash advances.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products.  Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, than an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill at December 31, 2008 and 2007 was $6.9 million and $8.2 million, respectively.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges. See Note 5 Goodwill.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company follows SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $629,000 for the year ended December 31, 2008, ($626,000 in SG&A expense and $3,000 in discontinued operations); $924,000 for the year ended December 31, 2007, ($896,000 in SG&A expense and $28,000 in discontinued operations), and $1.39 million for the year ended December 31, 2006, ($1.36 million in SG&A expense, $15,000 in cost of revenues, and $13,000 in discontinued operations).

The Company expects the application of SFAS 123(R) to result in stock compensation expense and therefore a reduction of income before income taxes in 2009 of approximately $200,000 to $250,000. The Company’s actual stock compensation expense in 2009 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

With the payoff of the Arizona fixed rate mortgages in the second quarter of 2007, nearly 100% of the Company’s debt at December 31, 2008, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2008. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $97,000 in 2008.

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

(a) Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of December 31, 2008.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Mace Security International, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008. Based on such evaluation, management has concluded that Mace Security International, Inc.’s internal control over financial reporting is effective as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting and Remediation Actions

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that during the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
Name	Age	Position
John C. Mallon	73	Director, Chairman of the Board
Dennis R. Raefield	61	Director, President and Chief Executive Officer
Mark S. Alsentzer	53	Director
Gerald T. LaFlamme	69	Director
Constantine N. Papadakis, Ph.D	63	Director

All of Mace’s directors serve for terms of one year each until their successors are elected and qualified.  All of the above directors were elected on December 11, 2008.

Dennis R. Raefield has served as a director since October 16, 2007 and as President and Chief Executive Officer since August 18, 2008. From April 2007 to the August 17, 2008, Mr. Raefield was the President of Reach Systems, Inc. (formerly Edge Integration Systems, Inc.) (a manufacturer of security access control systems). From February 2005 to February 2006, Mr. Raefield was President of Rosslare Security Products, Inc. (a manufacturer of diverse security products).  From February 2004 to February 2005, Mr. Raefield was President of NexVision Consulting (security business consultant).  From January 2003 to February 2004, Mr. Raefield was President of Ortega InfoSystems (a software developer).  From October 1998 to November 2002, Mr. Raefield was President of Ademco and Honeywell Access Systems (a division of Honeywell, Inc. that manufactured access control systems).

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

Gerald T. LaFlamme has served as a director since December 14, 2007. From May 20, 2008 to August 18, 2008, Mr. LaFlamme served as interim Chief Executive Officer of the Company. From 2004 to the present, Mr. LaFlamme has been President of JL Development Company, Inc. (a real estate development and consulting company).  From 2001 to 2004, Mr. LaFlamme was Senior Vice President and CFO of Davidson Communities, LLC (a regional home builder).  From 1978 to 1997, Mr. LaFlamme was Area Managing Partner for Ernst & Young, LLP, and a predecessor accounting firm in San Diego, CA.  Mr. LaFlamme is a director and Chairman of the Audit Committee of Arlington Hospitality Inc.  On August 31, 2005, Arlington Hospitality Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mr. LaFlamme was a director.

John C. Mallon has served as a director since December 14, 2007 and as Chairman of the Board since May 20, 2008. From 1994 to the present, Mr. Mallon has been the Managing Director of Mallon Associates (an investment bank and broker specializing in the security industry).  From 1994 to 2006, Mr. Mallon was the Editor and Publisher of Mallon’s Security Investing and Mallon’s Security Report (financial newsletters tracking more than 250 public security companies).  Mr. Mallon is a director of and Chairman of the Audit Committee of Good Harbor Partners Acquisition Corporation (a public special purpose acquisition corporation focusing on acquisitions in the global security market).  Mr. Mallon is a director of and Chairman of the Board of IBI Armored Services, Inc. (a privately held national armored trucking, and money processing company). Mr. Mallon is also an attorney admitted to practice in the states of New York and Connecticut and before the Federal Court.

Constantine N. Papadakis, Ph.D. has served as a director since May 24, 1999.  From 1995 to the present, Dr. Papadakis has been the President of Drexel University.  From 1986 to 1995, Dr. Papadakis was Dean of the College of Engineering at the University of Cincinnati.  Dr. Papadakis is a director of Met-Pro Corporation, Amkor Technology, Inc., Aqua America, Inc., CDI, Inc., The Executive Committee of the Greater Philadelphia Chamber of Commerce, the Opera Company of Philadelphia, the National Commission for Cooperative Education, and the World Trade Center of Philadelphia.

EXECUTIVE OFFICERS
Name	Age	Position
Dennis R. Raefield	61	President and Chief Executive Officer
Robert M. Kramer	56	Executive Vice President, General Counsel and Secretary
Gregory M. Krzemien	49	Chief Financial Officer and Treasurer

Dennis R. Raefield has served as President and Chief Executive Officer since August 18, 2008.  From April 2007 to August 17, 2008, Mr. Raefield was the President of Reach Systems, Inc. (formerly Edge Integration Systems, Inc.) (a manufacturer of security access control systems). From February 2005 to February 2006, Mr. Raefield was President of Rosslare Security Products, Inc. (a manufacturer of diverse security products).  From February 2004 to February 2005, Mr. Raefield was President of NexVision Consulting (security business consultant).  From January 2003 to February 2004, Mr. Raefield was President of Ortega InfoSystems (a software developer).  From October 1998 to November 2002, Mr. Raefield was President of Ademco and Honeywell Access Systems (a division of Honeywell, Inc. that manufactured access control systems).

Robert M. Kramer has served as Executive Vice President, General Counsel, and Secretary of the Company since May 1999, and as Chief Operating Officer of the Car Wash Segment from July 2000 to July 2006. Mr. Kramer also served as a director of the Company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc.  Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C.  From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer.  Mr. Kramer received B.S. and J.D. degrees from Temple University.

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

CORPORATE GOVERNANCE

Audit Committee and Audit Committee Financial Expert

The Board of Directors has determined that Gerald T. LaFlamme, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.  The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Gerald T. LaFlamme, Chairman, Mark S. Alsentzer, and Constantine N. Papadakis, Ph.D. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq Global Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.  The Charter of the Audit Committee is posted on our website at www.mace.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the SEC and the Nasdaq Stock Market (the “Nasdaq”), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2008 were made on a timely basis, except that a Form 4 Report required to be filed within two business days of a stock purchase by John Mallon was filed late by five days.

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

Nominating Committee

The Corporation has a Nominating Committee composed of all independent directors.  The Nominating Committee has a charter that is available for inspection on the Company’s website, www.mace.com under the heading of Investors Relations. The Nominating Committee considers candidates for Board membership suggested by its members, other Board members, and management.  The Nominating Committee will also consider recommendations by stockholders of nominees for directors to be elected at the Company’s annual meeting of stockholders, if they are received on or before September 1 of the year of the meeting. In evaluating nominations received from stockholders, the Committee will apply the same criteria and follow the same process used to evaluate candidates recommended by members of the Nominating Committee. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company at the Company’s offices at 240 Gibraltar Road, Suite 220, Pennsylvania Business Campus, Horsham, Pennsylvania 19044. There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors in 2008.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction.  The Compensation Committee is responsible for developing the Company’s philosophy and structure for executive compensation.  Consistent with this philosophy, on an annual basis the Compensation Committee reviews and sets the compensation for the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), the Executive Vice President, General Council (“EVP”) and the Chief Accounting Officer (“CAO”) Unless noted below, the following executive officers (the “Named Executive Officers”) have been the Executive Officers of the Company during calendar year 2008 to present:

(a)	Dennis R. Raefield, the President and CEO, August 18, 2008 to present;
(b)	Gerald T. LaFlamme, the Interim CEO, from May 20, 2008 to August 18, 2008;
(c)	Louis D. Paolino, Jr., the Chairman of the Board, CEO, and President, from January 1, 2008 to May 20, 2008;
(d)	Gregory M. Krzemien, CFO and Treasurer;
(e)	Robert M. Kramer, the EVP and General Counsel; and

The Company’s executive compensation program is based on principles designed to align executive compensation with the Company’s business strategy of creating wealth for its shareholders and creating long-term value for the business.  The Compensation Committee believes in establishing base executive compensation which is comparable to the median base compensation paid by comparable companies with bonuses tied to the execution of business strategies approved by the Board.  It is the Company’s philosophy to evaluate its executive compensation structure with other companies of comparative size, type and geographic scope.  The Company’s compensation policy for executives is intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company.  This was especially true in 2008, as the Company was in the process of selling its car washes, focusing its energy on the Security Segment and developing its digital media marketing business.

The Company terminated the services of Louis D. Paolino, Jr. as CEO on May 20, 2008.  Gerald LaFlamme was Interim CEO from May 20, 2008 to August 18, 2008.  The Company selected Dennis R. Raefield as its CEO as of August 18, 2008.  The Compensation Committee believes that the Company’s current management team is experienced and capable.

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

The comparator companies used when establishing the compensation for Mr. Paolino’s August 21, 2006 Employment Contract and Mr. Krzemien’s and Mr. Kramer’s February 12, 2007 Employment Contracts were:

Abatix Corporation	DHB Industries	Markwest Energy Part
Able Laboratories	Devcon International	Numerex
Adams Respiratory	ECC Capital Corp.	Pacific Ethanol Prove
Allied Defense Group	Emtec Inc.	RAE Systems
American Science Engineering	Hansen Natural Corporation	Strattec Security Corp.
Atlas America	Integrated Alarm Services Corp.	Sunopta
Boss Holdings	Inphonic Inc.	Sunpower Corp
Ceradyne	Identix	Taser International
Cogent	Ionatron	Therapeutics
Cohu	Kaanapali Land LLC	Versar Inc.
Compudyne	Lojack Corp.	Vicon Industries
Datatec Systems	MGP Ingredients	Viisage Technology
Waste Services, Inc.

In addition to the comparator group above, Compensation Resources, Inc., the Company’s compensation consultant used in connection with Mr. Paolino’s 2006 Employment Contract and Mr. Krzemien’s and Mr. Kramer’s 2007 Employment Contracts, examined a much broader group of companies in varied industries with a similar financial profile as Mace.  This group included 120 companies, and the findings from the larger sample indicated that our peer group was statistically relevant.

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
Versar, Inc.

Roles, Responsibilities and Charter of the Committee.  The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies, oversee and evaluate the Company’s overall compensation structure and programs and establish the compensation for the Executive Officers.  The Compensation Committee’s direct responsibilities include, but are not limited to:
•	Determining and approving the compensation level of the CEO;
•	Evaluating and approving compensation levels of the other Executive Officers;
•	Evaluating and approving all grants of equity-based compensation to Executive Officers;
•	Recommending to the Board compensation policies for non-employee directors; and
•	Designing performance-based and equity-based incentive plans for the CEO and other Executive Officers and reviewing other benefit programs presented to the Compensation Committee by the CEO.

In December 2007, the Committee retained the firm of Hay Group as its compensation consultant to assist in the continual development and evaluation of compensation policies and the Compensation Committee’s determinations of compensation awards.  The role of Hay Group is to provide independent, third party advice and expertise in executive compensation issues.

Overall Program Components.  The key components of the Company’s executive compensation package are direct compensation and company-sponsored benefit plans.  These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by the Company’s executives.  The Company seeks to achieve its compensation objectives through five key compensation elements:
•	A base salary;
•
Structured performance bonuses (with respect to Mr. Paolino’s Employment Contract), Periodic (generally annual) grants of long-term, equity-based compensation (i.e., longer-term incentives), such as stock options, which may be subject to performance-based and/or time-based vesting requirements;

•	Change of control arrangements that are designed to retain executives and provide continuity of management in the event of an actual or threatened change of control;
•	Special awards and/or bonuses for duties that are above and beyond the normal scope of duties for a given executive; and
•	Perquisites and benefits.

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

The Compensation Committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by industry peers or the comparator group.  The Compensation Committee does use market comparisons as one factor in making compensation decisions.  Some of the other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationship, complexity and importance of role and responsibilities, leadership and growth potential.

Executive Compensation Practices.  The Company’s practices with respect to each of the five key compensation elements identified above, as well as other elements of compensation, are set forth below, followed by a discussion of the specific factors considered in determining key elements of fiscal year 2008 compensation for the Named Executive Officers.

Base Salary.   Base salary is designed to attract and retain experienced executives who can drive the achievement of the Company’s business goals. Mr. Raefield became the Company’s CEO on August 18, 2008.  Mr. Raefield’s base salary was arrived at by negotiation.  Mr. Raefield requested a base salary of $450,000 and after negotiation agreed to a base salary of $375,000, a one time signing fee of $50,000 and up to $5,000 for reimbursement of legal fees incurred in negotiating and reviewing his employment agreement. The Compensation Committee felt that Mr. Raefield’s security industry experience warranted the agreed upon base salary and the one time payments.  Mr. Raefield’s agreed upon salary was less than the base salary of $450,000 that had been paid to Mr. Paolino, the former CEO. Base salaries were generally targeted slightly above the median of the competitive market for the CEO  and slightly under the median for Mr. Krzemien and Mr. Kramer.  Mr. Krzemien and Mr. Kramer did not receive any increase in base salary during 2008. While an executive’s initial base salary is determined through an assessment of comparative market levels for the position, the major factors in determining base salary increases are individual performance, pertinent experience, an increase in responsibility and the profitability of the Company.  Executives who are new to a role have their base salaries set with reference to market median.  If the new executive has significant experience the base salary may be set above market median.

The minimum salary for the CEO, CFO, and General Counsel are established by employment agreement.  The amount of any increase over this minimum for the CEO, CFO and General Counsel, are determined by the Compensation Committee based on a variety of factors, including:
•	The nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies;
•	The expertise of the individual executive;
•	The competitiveness of the market for the executive’s services;
•	The recommendations of the CEO (except in the case of his own compensation);
•	The amount of structured bonuses paid under the executive’s Employment Contract (in the case of Mr. Paolino); and
•	The success of the Company in achieving the goals established by the Board of Directors.
•	Where not specified by contract, salaries are generally reviewed annually.

Annual Incentives for Named Executive Officers.  There was no formal incentive plan in place for 2008 that rewards the Named Executive Officers for annual results.  The Employment Agreement between the Company and Mr. Raefield entered into on July 29, 2008, provided that Mr. Raefield and the Company were required to develop a mutually acceptable annual bonus plan for Mr. Raefield, within forty-five (45) days from the date of the Employment Agreement.  No annual bonus plan for Mr. Raefield was proposed by the Compensation Committee for 2008 within the required time frame or to date. It is the opinion of the Compensation Committee that, due to the current nature of the business, the Company’s current operating losses, the Company’s entry into the digital media marketing business and the Company’s exit from the car wash segment, an Annual Incentive Plan and appropriate goal setting, during this time of reorganization, is extremely difficult, and could potentially reward non-desired behaviors.  Therefore, we believe that equity participation provides a better line of sight and rewards the executives for increasing shareholder value and long-term growth of the Company.  However, it is the intent of the Committee to implement a formal Annual Incentive Plan in the future.  The Annual Incentive Plan would be designed to focus on key financial, operational, and individual goals.  Implementation of a formal incentive plan may occur in 2009.

Under the terms of Mr. Paolino’s August 21, 2006 Employment Contract, he was entitled to a Mergers and Acquisition Transaction Bonus (“Transaction Bonus”) as a reward for his efforts in acquiring new business lines, and divesting those businesses that no longer fit the strategic plan for the Company.  This Transaction Bonus was 1% of the transaction value of any car wash sold, and 3% of the value of any other businesses bought or sold.  The 3% reward was reduced by any fees paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations (no deduction is made for any fairness opinion fee).  Transaction Bonuses totaled $124,969 and $637,000 in 2008 and 2007, respectively. The Company’s 2006 Compensation Committee believed that the Company would save significantly by providing a Transaction Bonus to the CEO, and thereby avoiding the larger fees that would be paid to an Investment Banking Firm that specializes in this area. The 2006 Compensation Committee decided to reward and encourage acquisitions and divestitures through the structured Transaction Bonus.

The Compensation Committee has discretion to provide bonuses to the Executive Officers for exceptional results, special circumstances, and other non-quantitative measures.  In 2008, no annual bonuses, special awards or recognition were granted by the Compensation Committee, and none of the Executive Officers received any annual incentive payments, other than the Transaction Bonus paid to Mr. Paolino under the terms of his Employment Contract.

Long-term Incentive Compensation.   The long-term equity-based award is designed to attract and retain executives and certain other key employees, and to strengthen the link between compensation and increased returns for stockholders through share price appreciation.  The Company uses stock options as its long-term incentive compensation.  Awards granted to individual executives are discretionary and may be made annually under the Company’s 1999 Stock Option Plan (the “Option Plan”).  The number of shares granted is at the discretion of the Compensation Committee and are generally awarded each year for the previous year’s performance, or when the Company conducts a market-based review to ensure compensation is in line with the outside world.  The options are typically subject to a ten-year life and vest per the terms of each option agreement.  Options are issued at the market closing price for the Company’s common stock on the date the option is authorized.  The value of each option is not adjusted during the option’s lifetime.

The Company has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:
•	All awards of stock options to Executive Officers are awarded by the Compensation Committee or when each Executive Officer’s compensation and performance is reviewed by the Compensation Committee.
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

The long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of the Company’s stock on the date of authorization and to vest over time, based on continued employment, with rare exceptions made by the Compensation Committee.  The Compensation Committee will not grant stock options with exercise prices below the market price of the Company’s stock on the date of authorization.  New option grants to Executive Officers normally have a term of ten years.

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

Fiscal Year 2008 Stock Option Decisions.  In fiscal 2008, as part of hiring Mr. Raefield, the Compensation Committee awarded Mr. Raefield a vested option for 250,000 shares of the Company’s Common Stock.  The option is exercisable at $1.50 per share.  The Black-Scholes value of the awarded option was $235,824.  The median long term incentive compensation of chief executive officers, as set forth in the Hay 2007 Report was $243,257.

The Compensation Committee believed that the option award was warranted due to the award being below the median of long term incentive compensation granted to chief executive officers, as stated in the Hay 2007 Report. Mr. Raefield’s total direct compensation under his employment agreement was below the median total direct compensation market consensus for chief executive officers, as set forth in the Hay 2007 Report.

Mr. Kramer and Mr. Krzemien were each awarded an option for 40,000 shares on March 25, 2008 at a per share exercise price of $1.44 per share, vesting one half immediately and the balance one year from the date of grant.  The Black-Scholes value of the option for 40,000 shares was $31,459.  According to a report of the Hay Group finalized on March 31, 2008, the value of the option was below the median of long term incentive compensation received by Chief Financial Officers and Executive Vice Presidents/General Counsels.  The Compensation Committee, in an effort to conserve cash, decided not to increase the base salaries of Mr. Krzemien or Mr. Kramer for 2008.  The Compensation Committee decided that an award of options would be appropriate to provide incentive to Mr. Krzemien and Mr. Kramer for 2008.

Mr. Paolino’s Employment Contract provided that he was to receive an option grant within five days of August 21, 2007, based on a market assessment.  The amount of option shares which were required to be granted are determined by the Company’s Compensation Committee, based on a current compensation study of the Chief Executive Officer position. The amount of option shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, is equal to no less than the “market consensus total direct compensation” amount paid by comparable companies to their Chief Executive Officers, as set forth in a compensation study to be obtained by the Compensation Committee. The Compensation Committee obtained the Hay 2007 Report, a compensation study for the Chief Executive Officer position from the Hay Group dated December 12, 2007. The Hay 2007 Report indicated that the median market consensus for Total Direct Compensation was $722,834 and the 75th percentile market consensus for total direct compensation was $970,238. The Compensation Committee decided to award Mr. Paolino with an amount of options that would equal $335,800 in Black-Scholes value.  On February 22, 2008, Mr. Paolino was issued 300,000 options in satisfaction of the employment contract obligation.  Mr. Paolino objected to the size of the option grant, taking the position that an option for more shares should have been granted.  To satisfy the objection of Mr. Paolino, the Company issued Mr. Paolino and, Mr. Paolino accepted, an additional option for 35,000 shares on March 25, 2008.  Both options were fully vested on the date of the grant.  The option agreements relating to the two option grants, provided that the options may only be exercised within ninety days after a termination for cause, as defined under the option agreements.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the options agreements and that the two described options are no longer exercisable.

Change of Control Arrangements. The Employment Agreement between the Company and Mr. Raefield entered into on July 29, 2008 did not contain a provision for payments triggered by a change in control, but does require certain payments if Mr. Raefield is terminated without cause. The Company entered into a change of control arrangement with Mr. Paolino in 2006 and with Mr. Kramer and Mr. Krzemien in 2007.  The Company entered into the arrangements in order to encourage the executives to remain employed with the Company during a period when the Company is changing its business from the car wash industry to the security business and e-commerce business. The Compensation Committee was concerned that the uncertain atmosphere could result in Mr. Paolino, Mr. Kramer, and Mr. Krzemien seeking employment at another company. The 2006 and 2007 Compensation Committee believed that it was important to retain its key executives as the Company transitioned its business.

Mr. Paolino’s change in control payment was linked to the single trigger of a change of control event. Mr. Paolino’s change of control payment was 2.99 times his five-year average compensation. The Compensation Committee believed that it was appropriate for the Chief Executive Officer to have a single trigger, which would result in a change of control payment. The 2.99 amount was selected as it was under the threshold of the amount where an excise tax under Section 280G of the Internal Revenue Code would be imposed. Compensation Resources, Inc., the Company’s compensation consultant, advised the Compensation Committee that a payment of 2.99 times total compensation was prudent, and that a single trigger was used among companies in the comparator group. To receive the change of control payment, Mr. Paolino must be employed by the Company at the time the change of control occurs.  Additionally, if Mr. Paolino was paid the change of control payment, he could have then been discharged by the Company, without cause, with no further payment.

Mr. Kramer’s and Mr. Krzemien’s payments are linked to three separate events. Mr. Kramer and Mr. Krzemien receive a one-time payment of their base annual salary (currently $230,000) in the event that both a change of control occurs and Mr. Paolino no longer is Chief Executive Officer of the Company (“Double Trigger”).   As Mr. Paolino was terminated as Chief Executive Officer of the Company on May 20, 2008, only one trigger remains on Mr. Kramer’s and Mr. Krzemien’s change of control payment.  After the Double Trigger occurs, if the Company chooses to terminate Mr. Kramer or Mr. Krzemien, respectively, or the Company breaches their respective employment agreement, the affected Executive Officer would receive an additional one-time payment of his base annual salary (“Triple Trigger”). The Compensation Committee, after consultation with Compensation Resources, Inc., believed the lesser payment and the Double Trigger and Triple Trigger was sufficient to encourage the retention of Mr. Kramer and Mr. Krzemien.

Termination Payment Provisions for Mr. Raefield.  The Employment Agreement between the Company and Mr. Raefield entered into on July 29, 2008, provides that Mr. Raefield can be terminated by the Board of Directors for cause, as set forth in the Raefield Employment Agreement, without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without cause, upon a payment of two times Mr. Raefield’s current annual base salary.  Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment.  The Company is obligated to pay Mr. Raefield $375,000 in exchange for the one year obligation not to compete, if Mr. Raefield is employed through August 18, 2011 and the Company and Mr. Raefield do not enter into a new employment agreement within sixty days after August 18, 2011.

Change of Control Provision for Mr. Paolino.   Louis D. Paolino, Jr., in August 2006, received a new three-year employment contract. Upon a change in control, Mr. Paolino was entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option awards, valued using the Black Scholes method) over the past five years. If Mr. Paolino received the change of control payment, his employment could have been terminated by the Company without cause and with no further payment. Prior to a change of control payment, the Company was entitled to terminate Mr. Paolino, without cause upon the payment of 2.99 times Mr. Paolino’s five-year average total compensation. The Company computes the 2.99 payment as of December 31, 2007 as $3,851,000.  The Company terminated Mr. Paolino on May 20, 2008 asserting that it had cause for the termination.  Mr. Paolino, in an arbitration claim he has filed against the Company, is asserting that the Company did not have cause for his termination and he is seeking to enforce the termination payment under the 2.99 formula.

Change of Control Provision for Mr. Krzemien.  Mace currently employs Gregory M. Krzemien, its CFO and Treasurer, under an employment contract entered into on February 12, 2007. Under the employment contract, Mr. Krzemien is entitled to receive a one time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company; and (b) Louis D. Paolino, Jr. ceasing to be the CEO of the Company. Additionally, after Mr. Krzemien is paid the retention payment, he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of December 31, 2008, the annual base compensation of Mr. Krzemien was $230,000. If a change of control occurred on the date of this Annual Report, Mr. Krzemien would have received a retention payment of $230,000. Additionally, if on the date of this Annual Report, a change in control occurred, and the Company decided to either terminate Mr. Krzemien without cause or the Company breached Mr. Krzemien’s employment contract, Mr. Krzemien would have been paid a total of $460,000.

Change of Control Provision for Mr. Kramer. Mace currently employs Robert Kramer, its EVP and General Counsel, under an employment contract entered on February 12, 2007. Under the employment contract, Mr. Kramer is entitled to receive a one-time retention payment equal to his then annual base compensation upon the occurrence of both of: (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be the CEO of the Company. Additionally, after Mr. Kramer is paid the retention payment, he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of December 31, 2008, the annual base compensation of Mr. Kramer was $230,000. If a change of control had occurred on the date of this Annual Report, Mr. Kramer would have received a retention payment of $230,000. Additionally, if on the date of this Annual Report, a change in control had occurred and the Company decided to either terminate Mr. Kramer without cause or the Company breached Mr. Kramer’s employment contract, Mr. Kramer would have been paid a total of $460,000.

Benefits and Perquisites.  With limited exceptions, the Committee supports providing benefits and perquisites to the Executive Officers that are substantially the same as those offered to other officers of the Company.   In fiscal 2008, Mr. Paolino was entitled to $1,500 per month car allowance. Mr. Kramer and Mr. Krzemien as of February 12, 2007 became entitled to a $700 per month car allowance. Mr. Raefield in his employment agreement is entitled to receive a company vehicle for his personal use, having a lease cost of no more then $800 per month starting August 18, 2008.

Total Compensation. In making decisions with respect to elements of an Executive Officers’ compensation, the Compensation Committee considers the total compensation of the executive, including salary, special awards/bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for Executive Officers, the Compensation Committee considers all benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement.  The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

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

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors consists of directors Constantine N. Papadakis, Ph.D, and John C. Mallon of whom the Board has determined are independent pursuant to the Nasdaq Stock Market, Inc.’s Marketplace Rules.  This report shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, by virtue of any general statement in such filing incorporating the Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Executive Compensation Discussion and Analysis contained in this Form 10-K Annual Report for year ended December 31, 2008. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Executive Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

Constantine N. Papadakis, Ph.D.
John C. Mallon

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to, or on behalf of the Named Executive Officers for the years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Option Awards ($) (5)	All Other Compensation ($) (6)	Total
Dennis R. Raefield. (2)	2008	$129,808	$50,000	$225,975	$6,767	$412,550
President and Chief Executive Officer

Gerald T. LaFlamme (3)	2008	$64,000	$-	$-	$-	$64,000
Interim Chief
Executive Officer

Louis D. Paolino, Jr.	2008	$190,385	$124,969	$27,526	$7,615	$350,495
Chairman of the Board, President and Chief Executive Officer
	2007	$450,000	$637,000	$415,630	$19,545	$1,522,175

	2006	$417,307	$-	$790,119	$26,728	$1,234,154

Robert M. Kramer	2008	$230,000	$-	$27,526	$8,400	$265,926
Executive Vice President, General Counsel and Secretary
	2007	$227,308	$-	$109,721	$7,431	$344,460

	2006	$210,000	$-	$70,812	$4,070	$284,882

Gregory M. Krzemien	2008	$230,000	$-	$27,526	$8,400	$265,926
Chief Financial Officer and Treasurer
	2007	$225,962	$-	$101,742	$7,731	$335,435

	2006	$200,000	$-	$56,650	$1,809	$258,459

(1)
The Company (i) granted no restricted stock awards, and (ii) maintained no other long-term incentive plan for any of    the Named Executive Officers, in each case during the fiscal years ended December 31, 2008, 2007 and 2006.  Additionally, the Company has never issued any stock appreciation rights (SARs).

(2)	Dennis R. Raefield became President and Chief Executive Officer on August 18, 2008.
(3)	Gerald T. LaFlamme served as interim Chief Executive Officer from May 20, 2008 to August 18, 2008.
(4)	Mr. Raefield’s employee agreement provided for a $50,000 signing fee. Additionally, transaction bonuses were paid to Mr. Paolino during 2007 and 2008 under the terms of his Employment Contract.
(5)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, including the impact of estimated for forfeitures, for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123(R) for all existing stock option awards and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2008.

(6)
Mr. Raefield received a car at a lease cost of $791 per month beginning in August 2008 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract. Mr. Paolino received a car at a lease cost of $1,500 per month through May 2007 and a car allowance upon expiration of his then current car lease of $1,500 per month beginning in June 2008 for the remainder of 2007 and through May 2008. Mr. Paolino also received a discount of $439, $1,545 and $8,728 on the purchase of security products from the Company during the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Mr. Krzemien and Mr. Kramer received reimbursement for certain commuting expenses in 2006 and car allowances in 2007 and 2008. Additionally, during the first half of 2007 and in 2006 the Company allowed Mr. Paolino’s assistant to aid him with his personal business, which had no incremental cost to the Company.

Dennis R. Raefield Employment Agreement

Dennis R. Raefield serves as the Company’s President and Chief Executive Officer under an Employment Contract dated July 29, 2008 and expiring on August 18, 2011 (“Raefield Employment Agreement”).  Mr. Raefield’s base salary is $375,000 annually.  As a one time incentive to execute the Raefield Employment Agreement, Mr. Raefield was paid $50,000 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract.

In accordance with the Raefield Employment Agreement, Mr. Raefield has received an option grant on July 30, 2008 exercisable into 250,000 shares of common stock at an exercise price of $1.50 per share (“First Option”).  The First Option was issued fully vested.  Mr. Raefield is to receive a second option grant exercisable for 250,000 shares (“Second Option”) on July 26, 2009.  The Second Option is to vest over two years, with the first 125,000 option shares vesting 12 months from the date of grant and the second 125,000 option shares vesting 24 months from the date of grant.  The Second Option will fully vest upon a change in control of the Company.

The Raefield Employment Agreement provides that Mr. Raefield and the Company are required to develop a mutually acceptable annual bonus plan for Mr. Raefield, within forty-five (45) days from the date of the Employment Agreement.   No annual bonus plan was agreed upon for 2008.  The bonus plan is to be designed to provide profitability targets for the Company, that if achieved will allow the Mr. Raefield to earn annual bonuses of between thirty percent (30%) to fifty percent (50%) of his base salary; if any bonus is paid under the annual bonus plan, and the Company thereafter restates its financial statements such that the bonus or a portion thereof would not have been earned based on the restated financial statements, Mr. Raefield shall be obligated to repay to the Company the bonus he received or portion thereof. The Raefield Employment Agreement further provides that Mr. Raefield can be terminated by the Board of Directors for cause without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without cause, upon a payment of two times Mr. Raefield’s current annual base salary.

Mr. Raefield has also been provided a Company vehicle at a lease cost of approximately $791 per month, plus all maintenance costs and Company standard medical and other employee benefits. Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment.  The Company is obligated to pay Mr. Raefield $375,000 in exchange for the one year non-compete obligation if Mr. Raefield is employed through August 18, 2011 and the Company and Mr. Raefield do not enter into a new employment agreement within sixty days after August 18, 2011.

Louis D. Paolino, Jr. Employment Agreement

Mace employed Louis D. Paolino, Jr., as its President and Chief Executive Officer under a three-year Employment Contract dated August 21, 2006 and expiring on August 21, 2009 (“Paolino Employment Agreement”). The Company terminated Mr. Paolino’s employment on May 20, 2008.  Before entering into the Paolino Employment Agreement, the Company obtained a Compensation Study from Compensation Resources, Inc., an independent third party consulting firm.

The initial base salary under the Paolino Employment Agreement was $450,000. The Paolino Employment Agreement provides for three separate option grants to Mr. Paolino for common stock under Mace’s 1999 Stock Option Plan at an exercise price equal to the close of market on the date of grant. The first grant was issued on August 21, 2006, and was an option exercisable into 450,000 shares of common stock at an exercise price of $2.30. The second options grant (“Second Grant”) was to have been awarded within five days of the August 21, 2007 (this award in the amount of 300,000 was made on February 22, 2008).  Mr. Paolino objected to the size of the Second Grant, taking the position that an option for more shares should have been granted.  To satisfy the objection of Mr. Paolino, the Company issued Mr. Paolino an additional option for 35,000 shares on March 25, 2008.  Both options were fully vested on the date of the grant.  The option agreements relating to the three option grants described above, provided that the options may only be exercised within ninety days after a termination for cause, as defined in the option agreements.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the options agreements and that the three described options are no longer exercisable.

The Paolino Employment Agreement provided for a third option grant (“Third Grant”) that was to have been awarded within five days of August 21, 2008. The Third Grant was not awarded as the Paolino Employment Agreement was terminated.

The annual options issued to Mr. Paolino under the Paolino Employment Agreement were required to be in an amount based on a formula administered by the Company’s Compensation Committee.  The formula was based on a current compensation study of the Principal Executive Officer position. The amount of the annual option shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, was to equal no less than the “market consensus total direct compensation,” amount paid by the comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The options with respect to each of the grants were to be fully vested on the date of the grant.

Under the Paolino Employment Agreement, Mr. Paolino received a bonus of (a) one percent (1%) of the sales price of any car washes sold (excepting one car wash under contract on the date of the Paolino Employment Agreement and which has been sold); and (b) three percent (3%) of the purchase or sale price of any other business sold or purchased. The three percent (3%) amount was reduced by the amount of any fee paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations. The three percent (3%) commission was not reduced for fees paid to any investment banker for a fairness opinion or other valuation.  In 2008 and 2007, the described bonus paid to Mr. Paolino was $124,969 and $637,000, respectively.

Upon termination of employment by the Company without cause or upon a change in control, Mr. Paolino was entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years. If Mr. Paolino received the change of control bonus, his employment could then be terminated by the Company without cause and without the payment of a second 2.99 times payment. The Company computed the 2.99 payment as of December 31, 2007 as $3,851,000.  The Company terminated Mr. Paolino on May 20, 2008 asserting that it had cause for the termination.  Mr. Paolino, in an arbitration claim he has filed against the Company, is asserting that the Company did not have cause for his termination and he is seeking to enforce the termination payment under the 2.99 formula.

Under the Paolino Employment Agreement, Mr. Paolino received a car at a lease cost of $1,500 per month and Company standard medical and other employee benefits. Mr. Paolino was prohibited from competing with the Company during his period of employment and for a three-month period following a termination of employment.

Gregory M. Krzemien Employment Agreement

Mace currently employs Gregory M. Krzemien as its CFO and Treasurer under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Krzemien Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Krzemien Employment Agreement. The initial base salary under the Krzemien Employment Agreement is $230,000. In accordance with the Krzemien Employment Agreement, Mr. Krzemien received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008, and one-third on February 12, 2009.

Under the Krzemien Employment Agreement, Mr. Krzemien will receive a one-time retention payment equal to Mr. Krzemien’s then annual base compensation (currently $230,000) upon the occurrence of both of (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be CEO of the Company (this event occurred on May 20, 2008). After Mr. Krzemien receives the retention payment, if Mr. Krzemien’s employment is then terminated without cause or if the Company breaches the Krzemien Employment Agreement, Mr. Krzemien is entitled to an additional one-time payment equal to Mr. Krzemien’s then annual base compensation.  The current total amount of both the retention payment and termination payment is $460,000.

Mr. Krzemien receives a monthly car allowance of $700, which began in February 2007, and the Company’s standard medical and other employee benefits. Mr. Krzemien is prohibited from competing with the Company during his period of employment and for a three-month period following termination of employment.

Robert M. Kramer Employment Agreement

Mace currently employs Robert M. Kramer as its EVP, General Counsel and Secretary under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (“Kramer Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Kramer Employment Agreement. The initial base salary under the Kramer Employment Agreement is $230,000. In accordance with the Kramer Employment Agreement, Mr. Kramer received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008 and one-third on February 12, 2009.

Under the Kramer Employment Agreement, Mr. Kramer will receive a one-time retention payment equal to Mr. Kramer’s then annual base compensation (currently $230,000) upon the occurrence of both of (a) a change in control of the Company and (b) Louis D. Paolino, Jr. ceasing to be CEO of the Company (this event occurred on May 20, 2008). After Mr. Kramer receives the retention payment, if Mr. Kramer’s employment is then terminated without cause or if the Company breaches the Kramer Employment Agreement, Mr. Kramer is entitled to an additional one-time payment equal to Mr. Kramer’s then annual base compensation.  The current total amount of both the retention payment and termination payment is $460,000.

Mr. Kramer receives a monthly car allowance of $700, beginning in February 2007, and the Company’s standard medical and other employee benefits. Mr. Kramer is prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

Potential Payments upon Termination or Change of Control

For a description of compensation that would become payable under existing arrangements in the event of a change of control or termination of each Named Executive Officers employment under several different circumstances, see the discussion under “Change of Control Arrangements” in the “Compensation Discussion and Analysis” Section which is part of the Executive Compensation Section of this report.

The following tables quantify the amounts payable upon a change of control or the termination of each of the Named Executive Officers.

Change of Control Payment and Termination Payments – Dennis R. Raefield, Chief Executive Officer

Event Triggering Payment	Severance Payment	Acceleration of Option Awards(9)
Termination by Company For Cause (1)	$-	None
Termination by Company without Cause (1)	$750,000	None
Non-Compete Payment (2)	$375,000	None
Change of Control (3)	$-	$-

Change of Control Payment and Termination Payments - Louis D. Paolino, Jr., former Chief Executive Officer
Calendar Year 2007 and January 1, 2008 to May 20, 2008
Event Triggering Payment	Severance Payment	Acceleration of Option Awards(9)
Termination by Company For Cause (4)	$-	None
Termination without Cause or on a Change of Control(5)	$3,851,000	$-

Change of Control Payment and Termination Payments – Gregory Krzemien, Chief Financial Officer
Event Triggering Payment	Severance Payment	Acceleration of Option Awards(9)
Change of Control(3)(6)	$230,000	$-
Termination by Company before Change of Control(7)	$230,000	$-
Termination by Mr. Krzemien(8)	$230,000	$-

Change of Control Payment and Termination Payments – Robert M. Kramer, Executive Vice President, General Counsel and Secretary
Event Triggering Payment	Severance Payment	Acceleration of Option Awards(9)
Change of Control(3)(6)	$230,000	$-
Termination by Company before Change of Control(7)	$230,000	$-
Termination by Mr. Kramer(8)	$230,000	$-

(1)   Cause is defined in the Raefield Employment Agreement as “(a) Employee committing against the Company fraud, gross misrepresentation, theft or embezzlement, (b) Employee’s conviction of any felony (excluding felonies involving driving a vehicle), (c) Employee’s material intentional violations of Company policies, or (d) a material breach of the provisions of the Raefield Employment Agreement, including specifically the failure of Employee to perform his duties after written notice of such failure from the Company.”  The Raefield Employment Agreement provides that Mr. Raefield can be terminated by the Board of Directors for Cause, without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without Cause, upon a payment of two times Mr. Raefield’s then current annual base salary.  The termination payment is calculated based on Mr. Raefield’s base salary of $375,000 as of December 31, 2008.
(2)  Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment.  The Company is obligated to pay Mr. Raefield $375,000 in exchange for his one year agreement not to compete, if Mr. Raefield is employed through August 18, 2011 and the Company and Mr. Raefield do not enter into a new employment agreement within sixty days after August 18, 2011.
 (3)  A Change of Control Event is defined in the Named Executive Officer’s Employment Agreement as any of the events set forth in items (i) through and including (iii) below: (i) the acquisition in one or more transactions by any “Person,” excepting the employee, as the term “Person” is used for purposes of Sections 13(d) or 14(d) of the Exchange Act, of  “Beneficial Ownership” (as the term beneficial ownership is used for purposes or Rule 13d-3 promulgated under the Exchange Act) of the fifty percent (50%) or more of the combined voting power of the Company’s then outstanding voting securities (the “Voting Securities”), for purposes of this item (i), Voting Securities acquired directly from the Company and from third parties by any Person shall be included in the determination of such Person’s Beneficial Ownership of Voting Securities;  (ii) the approval by the shareholders of the Company of: (A) a merger, reorganization or consolidation involving the Company, if the shareholders of the Company immediately before such merger, reorganization or consolidation do not or will not own directly or indirectly immediately following such merger, reorganization or consolidation, more than fifty percent (50%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from or surviving such merger, reorganization or consolidation in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, reorganization or consolidation, or (B) a complete liquidation or dissolution of the Company, or (C) an agreement for the sale or other disposition of 50% or more of the assets of the Company and a distribution of the proceeds of the sale to the shareholders; or (iii) the acceptance by shareholders of the Company of shares in a share exchange, if the shareholders of the Company immediately before such share exchange do not or will not own directly or indirectly following such share exchange own more than fifty percent  (50%) of  the combined voting power of the outstanding Voting Securities of the corporation  resulting from or surviving such share exchange in substantially the same proportion as the ownership of the Voting Securities outstanding immediately before such share exchange.

(4)   The Company was permitted to terminate Mr. Paolino without payment under the Paolino Employment Agreement, if Mr. Paolino caused material harm to the Company by Mr. Paolino engaging in willful misconduct, or a felony.  Under the Paolino Employment Agreement, material harm is defined as the Company incurring expenses of Five Hundred Thousand ($500,000) Dollars or more.  As described in Item 3 of this Annual Report on Form 10-K, the Company and Mr. Paolino are in arbitration regarding whether, the Company was entitled to terminate Mr. Paolino on May 20, 2008 under the provisions of the Paolino Employment Agreement described in this footnote 4.
(5)   Upon the first to occur of a Change of Control or the termination of Mr. Paolino, except for terminations described in footnote 4 above, the Company was obligated to pay Mr. Paolino 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes formula) over the past five years.  The stated amount was calculated based on Mr. Paolino’s average total compensation over the past five years as of December 31, 2007. As described in Item 3 of this Annual Report on Form 10-K, the Company and Mr. Paolino are in arbitration regarding whether the Company owes Mr. Paolino the payment described in this footnote 5 due to the Company’s termination of Mr. Paolino on May 20, 2008.
(6)  Payment is the amount of the Named Executive Officer’s then current annual base salary.  The named Executive’s current base salary as of December 31, 2008 is $230,000.  Payment is due (“Retention Payment”) on the occurrence of a Change of Control Event plus Mr. Paolino no longer serving as the Company’s CEO, either before or after the Change of Control Event.
(7)  The payment is not due upon a termination based on the inability of the Named Executive Officer to perform his duties for 120 consecutive days because of illness or termination or based on the Named Executive Officer being terminated for cause.  Cause is the Named Executive Officer committing fraud, misrepresentation, theft or embezzlement against the Company, conviction of a felony, material intentional violations of the Company’s policies or a material breach by the Named Executive Officer of his Employment Agreement.  The Company does not have the right to terminate without cause, until the Retention Payment has been paid (see footnote 6 above).
 (8)  If the Company breaches or defaults the Named Executive Officer’s Employment Agreement, the Named Executive Officer may terminate his Employment Agreement and the Company is then obligated to pay the Named Executive Officer his then annual base salary.  Upon termination by the Named Executive Officers upon a breach by the Company, the Company remains obligated to pay the Retention Payment, if it would have become due but for the breach or default of the Company.
(9) Assumes exercise of all in-the-money stock options for which vesting accelerated at $0.80 per share (the closing price of the Company’s common stock on December 31, 2008).

Grants of Stock Options

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2008.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards per Share	Grant Date Fair Value of Stock and Option Awards
Dennis R. Raefield	7/30/08	250,000	$1.50	$209,883

Gregory M. Krzemien	3/25/08	40,000	$1.44	$31,459

Robert M. Kramer	3/25/08	40,000	$1.44	$31,459

On July 30, 2008, as part of hiring Mr. Raefield, the Compensation Committee awarded Mr. Raefield a vested option for 250,000 shares of the Company’s Common Stock.  The option is exercisable at $1.50 per share.  The Black Scholes value of the awarded option was $235,824.  The median long term incentive compensation of chief executive officers, as set forth in the Hay 2007 Report was $243,257. The Compensation Committee believed that the option award was warranted due to the award being below the median of long term incentive compensation granted to chief executive officers, as stated in the Hay 2007 Report, a compensation study for the Chief Executive Officer position from the Hay Group dated December 12, 2007.  Mr. Raefield’s total direct compensation under his employment agreement was below the median total direct compensation market consensus for chief executive officers, as set forth in the Hay 2007 Report.

Mr. Kramer and Mr. Krzemien were each awarded an option for 40,000 shares on March 25, 2008 at a per share exercise price of $1.44 per share, vesting one half immediately and the balance one year from the date of grant. The Black-Scholes value of the option for 40,000 shares was $31,459.  According to a report of the Hay Group finalized on March 31, 2008, the value of the option was below the median of long term incentive compensation received by Chief Financial Officers and Executive Vice Presidents/General Counsels.  The Compensation Committee in an effort to conserve cash decided not to increase the base salaries of Mr. Krzemien or Mr. Kramer for 2008.  The Compensation Committee decided that an award of options would be appropriate to provide incentive for Mr. Krzemien and Mr. Kramer for 2008.

Mr. Paolino’s Employment Contract provided that he was to receive an option grant within five days of August 21, 2007, based on a market assessment.  The amount of option shares which were required to be granted are determined by the Company’s Compensation Committee, based on a current compensation study of the Chief Executive Officer position. The amount of option shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, is to equal no less than the “market consensus total direct compensation” amount paid by comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The Compensation Committee obtained the Hay 2007 Report on December 12, 2007.  The Hay 2007 Report indicated that the median market consensus for Total Direct Compensation was $722,834 and the 75th percentile market consensus for total direct compensation was $970,238. The Compensation Committee decided to award Mr. Paolino with an amount of options that would equal $335,800 in Black-Scholes value.  On February 22, 2008, Mr. Paolino was issued 300,000 options in satisfaction of the employment contract obligation.  Mr. Paolino objected to the size of the option grant, taking the position that an option for more shares should have been granted.  To satisfy the objection of Mr. Paolino; the Company issued Mr. Paolino an additional option for 35,000 shares on March 25, 2008.  Both options were fully vested on the date of the grant.  The option agreements relating to the two option grants, provided that the options may only be exercised within ninety days after a termination for cause, as defined under the option agreements.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the option agreements and that the two described options are no longer exercisable.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2008, including the number of exercisable and un-exercisable stock options as of December 31, 2008 by grant.  No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Dennis R. Raefield	(3) 15,000	-	1.94	1/8/2008	1/8/2018
	(4) 250,000	-	1.50	7/30/2008	7/30/2018

Louis D. Paolino, Jr.	(1) 5,000	-	2.56	10/18/2000	10/18/2010
	(2) 87,500	-	2.36	4/4/2002	4/4/2012
	(1) 150,000	-	1.32	7/14/2003	7/14/2013
	(2) 568,182	-	4.21	11/2/2004	11/2/2014
	(2) 14,000	-	5.35	11/19/2004	11/19/2014
	(2) 150,000	-	5.35	11/19/2004	11/19/2014
	(2) 15,000	-	2.64	10/31/2005	10/31/2015
	(2) 150,000	-	2.40	3/23/2006	3/23/2016
	(2) 450,000	-	2.30	8/21/2006	8/21/2016

Gregory M. Krzemien (5)	62,500	-	5.38	3/26/1999	3/26/2009
	50,000	-	1.38	3/30/2001	3/30/2011
	37,500	-	2.36	4/4/2002	4/4/2012
	150,000	-	1.32	7/14/2003	7/14/2013
	50,000	-	5.35	11/19/2004	11/19/2014
	60,000	-	2.40	3/23/2006	3/23/2016
	40,000	20,000	2.73	2/12/2007	2/12/2017
	20,000	20,000	1.44	3/25/2008	3/25/2018

Robert M. Kramer (6)	81,395	-	5.38	3/26/1999	3/26/2009
	18,605	-	11.00	12/27/1999	12/27/2009
	5,000	-	2.56	10/18/2000	10/18/2010
	50,000	-	5.38	3/30/2001	3/30/2011
	37,500	-	2.36	4/4/2002	4/4/2012
	150,000	-	1.32	7/14/2003	7/14/2013
	37,500	-	4.21	11/2/2004	11/2/2014
	75,000	-	5.35	11/19/2004	11/19/2014
	75,000	-	2.40	3/23/2016	3/23/2016
	40,000	20,000	2.73	2/12/2007	2/12/2017
	20,000	20,000	1.44	3/25/2008	3/25/2018

(1)	Fully vested option.
(2)
The option agreement relating to the option grant provided that the option grant may only be exercised within ninety days after a termination for cause.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the option agreement, and that the described option is no longer exercisable.

(3)	Fully vested options granted to Mr. Raefield during the period Mr. Raefield served as a Director.
(4)	Fully vested options granted to Mr. Raefield as part of Mr. Raefield being hired as the Company’s President and Chief Executive Officer.
(5)
All options are fully vested, except for the option for 60,000 shares granted on February 12, 2007; 20,000 shares vested immediately, 20,000 shares vested on February 12, 2008 and 20,000 will vest on February 12, 2009, and the option for 40,000 shares granted on March 25, 2008; 20,000 shares vested immediately and 20,000 shares will vest on March 25, 2009.

(6)
All options are fully vested, except for the option for 60,000 shares granted on February 12, 2007; 20,000 shares vested immediately, 20,000 shares vested on February 12, 2008 and 20,000 will vest on February 12, 2009, and the option for 40,000 shares granted on March 25, 2008; 20,000 shares vested immediately and 20,000 shares will vest on March 25, 2009.

DIRECTOR COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Directors for the year ended December 31, 2008, other than Louis D. Paolino, Jr. whose compensation is described on page 52 of this Form 10K.  During 2008, Louis D. Paolino, Jr. did not receive compensation for serving as a director. Additionally, the amounts in the table below reflect the compensation paid to Mr. Raefield for his services as a Director through the date of his employment. After the date of Mr. Raefield employment, he did not receive compensation for continuing to serve as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total
Constantine N. Papadakis, Ph.D	$32,500	$23,198	$-	$55,698

Mark S. Alsentzer	$33,000	$23,198	$-	$56,198

Dennis R. Raefield	$27,000	$23,198	$-	$50,198

Gerald T. LaFlamme	$30,000	$23,198	$-	$53,198

John C. Mallon	$55,500	$23,198	$-	$78,698

(1)
The aggregate options outstanding at December 31, 2008 were as follows: Mark Alsentzer-137,500 options; Constantine Papadakis, Ph.D., 132,500 options; John C. Mallon, 30,000 options; and Gerald T. LaFlamme, 30,000 options. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2008.  The amounts in this column reflect the dollar amount recognized, in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), for financial reporting purposes for the fiscal year ended December 31, 2008. There were no options granted to non-employee directors in 2007. Options granted to non-employee directors in 2008 were for services on the Board for 2008 and 2009.

For the year 2008, the Board of Directors, approved of the following fees to be paid to directors who are not employees of the Company with respect to their calendar year 2008 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee director for each Board or Committee meeting attended in person; a $500 fee to each non-employee director for each Board or Committee meeting exceeding thirty minutes in length attended by telephone; a grant of 15,000 options at the close of market on January 8, 2008 for services on the Board for 2008; and a grant of 15,000 options at the close of market on December 11, 2008 for services on the Board for 2009 to each non-employee director. The grants vested immediately. The fees earned or paid in cash also includes a special fee of $25,000 to Mr. Mallon for the significant amount of time Mr. Mallon spent working on the Paolino Arbitration matter in 2008.

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

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2008.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
1993 Stock Option Plan	18,959	$3.11	56,999
1999 Stock Option Plan	5,113,722	$3.18	1,887,481

Total of both Equity Compensation Plans approved by stockholders	5,132,681	$3.18	1,944,480
Equity compensation plans not approved by stockholders	433,000	$8.02	N/A
Total	5,565,681	$3.56	1,944,480

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 28, 2009 regarding ownership of shares of Mace common stock by the following persons:

•	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the SEC;
•	each director of Mace;
•	each Named Executive Officer; and
•	all directors and executive officers of Mace, as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of February 28, 2009 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)
Lawndale Capital Management, LLC 591 Redwood Highway, Suite 2345 Mill Valley, CA 94941	1,574,479	(2)	9.7%

Ancora Capital, Inc. One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122	1,327,500	(3)	8.2%

Louis D. Paolino, Jr. 2626 Del Mar Place Fort Lauderdale, Florida 33301	1,045,958	(4)	6.4%

Robert M. Kramer	709,539	(5)	4.2%

Gregory M. Krzemien	535,250	(6)	3.2%

Mark S. Alsentzer	437,500	(7)	2.7%

Dennis R. Raefield	275,000	(8)	1.7%

Constantine N. Papadakis, PhD.	142,500	(9)	*

John C. Mallon	40,000	(10)	*

Gerald T. LaFlamme	30,000	(11)	*

All current directors and executive officers as a group (7 persons)	2,169,789	(12)	12.0%
* Less than 1% of the outstanding shares of Mace common stock.
 (1)   Percentage calculation is based on 16,285,377 shares outstanding on February 28, 2009.
 (2)   According to their Schedule 13D Amendment 7 filed with the SEC on October 16, 2007, consists of 1,574,479 shares to which Lawndale Capital Management, LLC (“Lawndale”) has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew Shapiro and Diamond A. Partners, L.P. (“Diamond”).  Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership.  Mr. Shapiro is the sole manager of Lawndale.  Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale.  Diamond has shared voting and dispositive power with respect to 1,241,038 shares of the Company.
(3)    According to its Schedule 13D Amendment 4 filed with the SEC on January 14, 2008, Ancora Group, which includes Ancora Capital, Inc.; Ancora Securities, Inc., the main subsidiary of Ancora Capital, Inc.; Ancora Advisors, LLC; Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, an investment limited partnership; and various owners and employees of the aforementioned entities have aggregate beneficial ownership of 1,327,500 shares.  Ancora Securities, Inc. is registered as a broker/dealer with the SEC and the National Association of Securities Dealers. Ancora Advisors, LLC is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940, as amended.  The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, Ancora Homeland Security Fund and Ancora Bancshares, are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Mr. Richard Barone is the controlling shareholder of Ancora Capital, controls 31% of Ancora Advisors, LLC owns approximately 15% of Merlin Partners, and is Chairman of and has an ownership interest in the various Ancora Funds. Ancora Advisors, LLC has the power to dispose of the shares owned by the investment clients for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds.  Ancora Advisors, LLC disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities, Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares.  Ancora Securities, Inc. disclaims beneficial ownership of such shares.  All entities named herein each disclaim membership in a Group within the meaning of Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated there under.
(4)    Includes options to purchase 155,000 shares.
(5)    Includes options to purchase 630,000 shares.
(6)    Includes options to purchase 510,000 shares.

(7)    Includes options to purchase 137,500 shares.  Does not include 200,000 shares that Mr. Alsentzer delivered to Argyll Equities, LLC (“Argyll”), as collateral for a $600,000 loan obtained by Mr. Alsentzer on April 27, 2004 (“Pledged Shares”). Mr. Alsentzer has advised the Company that the shares were delivered in street name.  By letter dated May 4, 2005, Mr. Alsentzer requested that Argyll confirm in writing that the Pledged Shares were in Argyll's possession and being held as collateral, under the terms of Mr. Alsentzer’s agreement with Argyll. To date, Mr. Alsentzer has not received the requested confirmation or any notice of default from Argyll. Based on the information the Company has received, the Company has decided not to allow Mr. Alsentzer to vote the 200,000 shares.
(8)    Includes options to purchase 265,000 shares.
(9)    Includes options to purchase 132,500 shares.
(10)  Includes options to purchase 30,000 shares.
(11)  Represents options to purchase 30,000 shares.
(12)  See Notes 1 and 5 through 11 above.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill, Inc. (“Vermont Mill”). Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company.  In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area.  On July 22, 2002, the lease was amended to provide Mace the option and right to cancel the lease with proper notice and a payment equal to six months of the then current rent for the leased space occupied by Mace. Rent expense under this lease was $128,000 for the years ending December 31, 2008 and $127,000 for the years ending December 31, 2007 and 2006.  The lease expires in November  2009.

The Company’s Audit Committee Charter, Section IV.E (vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E (iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Gerald T. LaFlamme, Constantine N. Papadakis, Ph.D., and Mark Alsentzer. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines.  The Corporate Governance Guidelines provide that a majority of the Company’s directors should be independent, as defined by the rules of the NASDAQ Global Market and Section 3.14 of the Company’s ByLaws. Section 3.14 of the Company’s ByLaws is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The Board has determined that Messers. Alsentzer, LaFlamme, Mallon, and Papadakis are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $323,313 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2008, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed for the calendar quarters of 2008. The Company was billed $331,648 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2007, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q for the calendar quarters of 2007.

Tax Fees. The Company was billed $187,336 and $70,139 for tax compliance services rendered by Grant Thornton LLP during 2008 and 2007, respectively.  The services aided the Company in the preparation of federal, state and local tax returns.

All Other Fees.  The Company did not incur any other fees from Grant Thornton LLP during 2008 or 2007.

Other Matters.  The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s registered public accountants, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. All auditing services and permitted non-audit services in 2007 and 2008 were pre-approved. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairman to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

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

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

*	3.3	Amended and Restated Bylaws of Mace Security International, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 16, 2007.
*	3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)
*	3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)
*	3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)
*	3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)

*	10.1	1993 Non-Qualified Stock Option Plan (1)
*	10.2	Trademarks(1)
*	10.3	Warrants in connection with the acquisition of the assets of the KinderGard Corporation (2)
*	10.4	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999) (3)
*	10.5
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

*	10.6
Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, one additional amendment which is substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc., is not being filed).(Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*	10.7
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

*	10.8
Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000.(Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)

*	10.9
Amendment dated February 25, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. and original Lease Agreement dated November 15, 1999 to which the amendment relates.(Exhibit 10.136 to the December 31, 2001 Form 10-K dated March 11, 2002)

*	10.10
Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*	10.11	Amendment dated July 22, 2002 to Lease Agreement between the Company and Vermont Mill Properties, Inc. (Exhibit 10.142 to the June 30, 2002 Form 10-Q dated August 14, 2002)
*	10.12
Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)

*	10.13
Line of Credit Note and Credit Agreement dated December 15, 2002 between the Company, its subsidiary, Mace Security Products, Inc. and Bank One Texas, N.A. in the amount of $500,000. (Exhibit 10.146 to the December 31, 2002 Form 10-K dated March 19, 2003)

*	10.14
Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)

*	10.15
Note Modification Agreement and Amendment to Credit Agreement dated December 15, 2003, between the Company, its subsidiary, Mace Security Products, Inc. and Bank One, Texas, N.A. in the amount of $500,000.(Exhibit 10.156 to the December 31, 2004 Form 10-K dated March 12, 2004)

*	10.16
Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50.(Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004)

*	10.17
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

*	10.18
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

*	10.19	Warrant dated May 26, 2004 to purchase 183,000 shares of the Company’s common stock, issued to Langley Partners, L.P. (Exhibit 4.3 to the June 16, 2004 Form S-3)
*	10.20	Securities Purchase Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth on the Signature pages thereof (Exhibit 10.1 to the June 16, 2004 Form S-3)
*	10.21	Registration Rights Agreement dated May 26, 2004 between the Company and Langley Partners, L.P. as set forth on the Signature pages thereof (Exhibit 10.2 to the June 16, 2004 Form S-3)
*	10.22	First Amendment to the Securities Purchase Agreement, dated June 8, 2004 (Exhibit 10.3 to the June 16, 2004 Form S-3)
*	10.23
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

*	10.24
Promissory Note dated September 15, 2004, between the Company, its subsidiary, Mace Security Products, Inc.,  and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*	10.25	Securities Purchase Agreement between Mace and Langley Partners, L.P. (Exhibit 99.2 to the December 14, 2004 Form 8-K dated December 16, 2004)

*	10.26	Registration Rights Agreement between Mace and Langley Partners, L.P. (Exhibit 99.3 to the December 14, 2004 Form 8-K dated December 16, 2004)
*	10.27	Warrant to be issued to Langley Partners, L.P. (Exhibit 99.4 to the December 14, 2004 Form 8-K dated December 16, 2004)
*	10.28	Registration Rights Agreement between Mace and JMB Capital, L.P. (Exhibit 99.6 to the December 14, 2004 Form 8-K dated December 16, 2004)
*	10.29	Warrant to be issued to JMB Capital Partners, L.P. (Exhibit 99.7 to the December 14, 2004 Form 8-K dated December 16, 2004)
*	10.30
Note Modification Agreement dated December 22, 2004 between the Company, its subsidiary, Mace Security Products Inc. and Bank One, Texas, N.A. in the amount of $500,000. (Exhibit 10.1 to the March 31, 2005 Form 10-Q dated May 10, 2005)

*	10.31
Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000. (Exhibit 10.179 to the December 31, 2005 Form 10-K dated July 14, 2006)

Form 8-K dated March 6, 2006) +
*	10.32
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

*	10.33	Employment Agreement dated August 21, 2006 between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.1 to the August 21, 2006 Form 8-K dated August 22, 2006) (3)
*	10.34	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
*	10.35	Employment Agreement dated February 12, 2007 between Mace Security International, Inc., and Robert M. Kramer. (Exhibit 10.2 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
*	10.36
Employment Agreement dated July 29, 2008 between Mace Security International, Inc. and Dennis R. Raefield (Incorporated by reference as Exhibit 10.1 to the July 29, 2008 Form 8-K dated July 31, 2008) (3)

11	Statement Regarding: Computation of Per Share Earnings.
*	14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)
21	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
24	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	99.1	Corporate Governance Guidelines dated October 16, 2007 (Exhibit 99.1 to the October 16, 2007 8-K dated October 16, 2007)

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

MACE SECURITY INTERNATIONAL, INC.

By:	/s/ Dennis R. Raefield.
Dennis R. Raefield
President and Chief Executive Officer

DATED the 25 day of March, 2009

KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint Dennis R. Raefield and Gregory M. Krzemien, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Mace Security International, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dennis R. Raefield	President, Chief Executive Officer	March 25, 2009
Dennis R. Raefield.	and Director
(Principal Executive Officer)

/s/ Gregory M. Krzemien	Chief Financial Officer	March 25, 2009
Gregory M. Krzemien	and Treasurer
(Principal Financial Officer and
Principle Accounting Officer)

/s/ Mark S. Alsentzer	Director	March 25, 2009
Mark S. Alsentzer

	Director	March 25, 2009
Constantine N. Papadakis, Ph.D.

/s/Gerald T. LaFlamme	Director	March 25, 2009
Gerald T. LaFlamme

/s/John C. Mallon	Chairman of the Board	March 25 2009
John C. Mallon

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2008, 2007, and 2006

Contents

Report of Independent Registered Public Accounting Firm

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 25, 2009

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,314	$8,103
Short-term investments	1,005	4,249
Accounts receivable, less allowance for doubtful accounts of $760 and $791 in 2008 and 2007, respectively	1,852	2,920
Inventories, less reserve for obsolescence of $1,463 and $1,027 in 2008 and 2007, respectively	7,743	9,296
Prepaid expenses and other current assets	1,994	2,241
Assets held for sale	4,680	5,665
Total current assets	25,588	32,474
Property and equipment:
Land	6,874	12,322
Buildings and leasehold improvements	12,642	17,418
Machinery and equipment	5,332	6,353
Furniture and fixtures	511	558
Total property and equipment	25,359	36,651
Accumulated depreciation and amortization	(7,164)	(8,477)
Total property and equipment, net	18,195	28,174

Goodwill	6,887	8,231

Other intangible assets, net of accumulated amortization of $1,472 and $1,123 in 2008 and 2007, respectively	3,449	5,565
Other assets	917	992
Total assets	$55,036	$75,436

The accompanying notes are an integral
 part of these consolidated financial statements.

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$2,502	$2,022
Accounts payable	2,287	4,661
Income taxes payable	350	778
Deferred revenue	131	174
Accrued expenses and other current liabilities	2,649	2,581
Liabilities related to assets held for sale	1,644	4,494
Total current liabilities	9,563	14,710

Long-term debt, net of current portion	2,306	7,160

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 16,285,377 and 16,465,253 in 2008 and 2007, respectively	163	165
Additional paid-in capital	94,161	93,685
Accumulated other comprehensive (loss) income	(5)	322
Accumulated deficit	(51,147)	(40,495)
	43,172	53,677
Less treasury stock at cost – 5,532 and 53,909 shares in 2008 and 2007, respectively	(5)	(111)
Total stockholders’ equity	43,167	53,566
Total liabilities and stockholders’ equity	$55,036	$75,436

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2008	2007	2006
Revenues:
Car wash and detailing services	$8,327	$8,493	$9,123
Lube and other automotive services	2,631	2,761	3,089
Fuel and merchandise	1,821	1,098	1,338
Security	20,788	22,278	23,366
Digital media marketing	17,290	7,625	-
	50,857	42,255	36,916
Cost of revenues:
Car wash and detailing services	6,591	6,704	7,203
Lube and other automotive services	2,015	2,114	2,393
Fuel and merchandise	1,826	975	1,232
Security	15,071	16,223	17,427
Digital media marketing	10,769	6,120	-
	36,272	32,136	28,255

Selling, general and administrative expenses	20,639	17,757	15,563
Depreciation and amortization	1,281	1,219	1,114
Goodwill and asset impairment charges	5,449	447	151
Operating loss	(12,784)	(9,304)	(8,167)
Interest expense, net	(102)	(378)	(701)
Other (loss) income	(2,160)	1,003	848
Loss from continuing operations before income tax expense	(15,046)	(8,679)	(8,020)

Income tax expense	100	98	156
Loss from continuing operations	(15,146)	(8,777)	(8,176)
Income from discontinued operations, net of tax expense of $0 in 2008, 2007 and 2006	4,494	2,192	1,394
Net loss	$(10,652)	$(6,585)	$(6,782)

Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.92)	$(0.56)	$(0.53)
Income from discontinued operations, net of tax	0.27	0.14	0.09
Net loss	$(0.65)	$(0.42)	$(0.44)

Weighted average shares outstanding:
Basic	16,464,760	15,810,705	15,274,498
Diluted	16,464,760	15,810,705	15,274,498

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balance at December 31, 2005	15,272,882	153	88,458	167	(27,128)		61,650
Stock-based compensation expense	-	-	1,388	-	-	-	1,388
Exercise of common stock options	2,500	-	4	-	-	-	4
Change in fair value of cash flow hedge	-	-	-	6	-	-	6
Unrealized gain on short-term investments, net of tax	-	-	-	240	-	-	240
Net loss	-	-	-	-	(6,782)	-	(6,782)
Total comprehensive loss	-	-	-	-	-	-	(6,536)
Balance at December 31, 2006	15,275,382	153	89,850	413	(33,910)		56,506
Common stock issued in purchase acquisition	1,176,471	12	2,883	-	-	-	2,895
Exercise of common stock options	13,400	-	28	-	-	-	28
Purchase of treasury stock	-	-	-	-	-	(111)	(111)
Stock-based compensation expense	-	-	924	-	-	-	924
Change in fair value of cash flow hedge	-	-	-	(17)	-	-	(17)
Unrealized gain (loss) on short-term investments, net of tax	-	-	-	(74)	-	-	(74)
Net loss	-	-	-	-	(6,585)	-	(6,585)
Total comprehensive loss	-	-	-	-	-	-	(6,676)
Balance at December 31, 2007	16,465,253	$165	$93,685	$322	$(40,495)	$(111)	$53,566
Purchase and retirement of treasury stock	(179,876)	(2)	(246)	-	-	106	(142)
Stock-based compensation expense (see note 6)	-	-	629	-	-	-	629
Adjustment to common stock value issued in purchase acquisition	-	-	93	-	-	-	93
Unrealized loss on short-term investments	-	-	-	(327)	-	-	(327)
Net loss	-	-	-	-	(10,652)	-	(10,652)
Total comprehensive loss	-	-	-	-	-	-	(10,979)
Balance at December 31, 2008	16,285,377	$163	$94,161	$(5)	$ (51,147)	$(5)	$43,167

The  accompany notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(10,652)	$(6,585)	$(6,782)
Income from discontinued operations, net of tax	4,494	2,192	1,394
Loss from continuing operations	(15,146)	(8,777)	(8,176)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,281	1,229	1,148
Stock-based compensation	626	896	1,375
Provision for losses on receivables	(31)	377	297
Loss (gain) on sale of property and equipment	9	(3)	(663)
Loss (gain) on short-term investments	2,338	(752)	(311)
Goodwill and asset impairment charges	5,449	447	151
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,083	(39)	62
Inventories	1,316	(2,262)	439
Prepaid expenses and other assets	262	(457)	849
Accounts payable	(2,056)	634	(225)
Deferred revenue	109	58	20
Accrued expenses	297	801	(419)
Income taxes payable	(421)	66	(51)
Net cash used in operating activities-continuing operations	(4,884)	(7,782)	(5,504)
Net cash (used in) provided by operating activities-discontinued operations	(1,578)	(1,473)	2,387
Net cash (used in) provided by operating activities	(6,462)	(9,255)	(3,117)
Investing Activities
Acquisition of business, net of cash acquired	-	(6,947)	-
Purchase of property and equipment	(684)	(553)	(456)
Proceeds from sale of property and equipment	1,875	259	1,845
Payments for intangibles	(22)	(15)	(20)
Net cash provided by investing activities-continuing operations	1,169	(7,256)	1,369
Net cash provided by investing activities-discontinued operations	8,326	22,358	146
Net cash provided by investing activities	9,495	15,103	1,515
Financing activities
Payments on long-term debt and capital lease obligations	(2,629)	(713)	(1,247)
Proceeds from issuance of common stock	-	28	4
Purchase and retirement of treasury stock	106	(111)	-
Net cash used in financing activities-continuing operations	(2,523)	(796)	(1,243)
Net cash used in financing activities-discontinued operations	(299)	(1,003)	(1,459)
Net cash used in financing activities	(2,822)	(1,799)	(2,703)
Net increase (decrease) in cash and cash equivalents	211	4,048	(4,305)
Cash and cash equivalents at beginning of year	8,103	4,055	8,360
Cash and cash equivalents at end of year	8,314	$8,103	$4,055

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, producing for sale, consumer safety and personal defense products, as well as electronic surveillance and monitoring products; the Digital Media Marketing Segment, selling consumer products on the internet and providing online marketing services; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs).  The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007. See Note 4. Business Acquisitions and Divestitures. The Company’s remaining car wash operations as of December 31, 2008 were located in Texas. As of December 31, 2008, the results for the Arizona, Northeast, Florida, San Antonio, Texas and Lubbock, Texas car wash regions and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 5. Discontinued Operations and Assets Held for Sale.

2.	Summary of Significant Accounting Policies

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

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $669,000, $713,000 and $745,000 in 2008, 2007 and 2006 respectively, are included in revenues and selling, general, and administrative (SG&A) expenses.

The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the e-commerce division of  the Company’s Digital Media Marketing Segment of $1.4 million and $384,000 are included in SG&A expenses for the year ended December 31, 2008 and 2007, respectively.

Revenue from the Company’s Car Wash Segment is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car wash locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2008 the Company had approximately $1.0 million of investments on short term investments classified as available for sale in one broker account consisting of $190,000 of auction rate securities and $814,000 in certificate of deposits.  The auction rate securities were sold in January 2009 at a realized gain of $10,000. The Company realized a total (loss) gain of $(2.34) million, $758,000 and $323,000, respectively, in the years ended December 31, 2008, 2007 and 2006. Additionally, a cumulative unrealized loss, net of tax, of approximately $5,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at December 31, 2008. The loss of $(2.34) million in 2008, included a $2.2 million loss on the Company’s investment in the Victory Fund, Ltd. Hedge fund investment. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver (“Receiver”) has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel (“Defendant”), the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

Accounts Receivable

The Company’s accounts receivable are due from trade customers.  Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide either irrevocable confirmed letters of credit or cash advances.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (FIFO) method for security, e-commerce and car care products.  Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, than an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense is approximately $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006 respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $273,000 in 2008, $306,000 in 2007 and $347,000 in 2006.

Asset Impairment Charges

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Also see Note 18. Asset Impairment Charges.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill at December 31, 2008 and 2007 was $6.9 million and $8.2 million, respectively.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges. Also see Note 5. Goodwill.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. In accordance with SFAS 142, our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Estimating future cash requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty.  Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $509,000, $417,000 and $283,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Also see Note 18. Asset Impairment Charges.

Insurance

The Company insures for auto, general liability, and workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end.  The Company’s participation in the captive insurance program is secured by a letter of credit in the amount of $827,747 at December 31, 2008.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities.  Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  At December 31, 2008 the Company did not have any significant unrecognized tax benefits.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $479,000, $1.5 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income taxes paid were approximately $447,000, $81,000 and $146,000 for the year ended December 31, 2008, 2007, and 2006, respectively.

Noncash investing and financing activity of the Company includes the recording of a $500,000 note payable to Company Shareholders issued as part of the consideration paid for the acquisition of Linkstar, a $920,000 note receivable recorded as part of the consideration received from the sale of the Company’s truck washes, and the sale of property and simultaneous pay down of related mortgages of $9.2 million, all in 2007. Additionally, the Company sold a Dallas, Texas car wash property in 2008 and simultaneously paid down a related mortgage of $1.2 million.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place.  The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months.  Prepaid advertising costs were $30,000 and $22,000 at December 31, 2008 and 2007, respectively.  Advertising expense was approximately $766,000, $664,000 and $879,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations.

On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. We adopted SFAS 123 (R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $629,000 for the year ended December 31, 2008, ($626,000 in SG&A expense and $3,000 in discontinued operations); $924,000 for the year ended December 31, 2007, ($896,000 in SG&A expense and $28,000 in discontinued operations), and $1.39 million for the year ended December 31, 2006, ($1.36 million in SG&A expense, $15,000 in cost of revenues, and $13,000 in discontinued operations).

The fair values of the Company’s options were estimated at the dates of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year ended December,
	2008	2007	2006
Expected term (years)	10	10	10
Risk-free interest rate	3.50% to 4.25%	4.24% to 5.16%	4.36% to 5.14%
Volatility	46% to 49%	52%	44% to 52%
Dividend yield	0%	0%	0%
Forfeiture Rate	11% to 31%	33%	0%

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

Expected volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior four years, to correspond with the Company’s focus on the Security Segment.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

The weighted-averages of the fair value of stock option grants are $1.50, $1.67 and $1.53 per share in 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized stock-based compensation expense is $252,000, which has a weighted average period to be recognized of approximately 1.2 years.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2008 and 2007, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$24	$24	$500	$500

Variable rate debt	6,428	6,564	13,058	13,279
Total	$6,452	$6,588	$13,558	$13,779

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

The interest rate cap arrangement was effective in hedging changes in cash flows related to certain debt obligations during 2007 and 2006.

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

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at December 31, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$1,005	$1,005	$-	$-

(1)  This is the highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This statement is effective for the Company beginning in 2009 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have material impact on our financial position, results of operations and cash flow.

3.	Business Acquisitions and Divestitures

Acquisitions

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s shareholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enabled the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes with interest at  5% paid on January 18, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $132,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement.  The purchase price was allocated as follows: approximately (i) $248,000 for cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaid expenses; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for business in the digital media marketing and e-commerce business; (ii) levels of Linkstar’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included utilizing the professional expertise of Linkstar’s staff and the propriety software acquired in the Linkstar transaction to expand the marketing of the Company’s Security Segment products using internet media marketing channels, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car and Truck Wash Segment, which the Company is exiting, with cash flow from the digital media and e-commerce business.  The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclassifications from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

Unaudited proforma financial information, assuming the Linkstar acquisition occurred on January 1, 2006, is as follows (in thousands, except per shares amounts):

	Year Ended December 31,
	2007	2006
Revenues	$57,475	$46,063
Net Loss	$(6,458)	$(7,147)
Loss per share-basic and dilutive	$(0.39)	$(0. 43)

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

On December 31, 2007, the Company completed its sale of its five truck washes under its lease-to-sell agreement with Eagle United Truck Wash, LLC (“Eagle”). Eagle purchased the five truck washes for total consideration of $1.2 million, consisting of $280,000 cash and a $920,000 five year note payable to Mace, which has a balance of $892,000 at December 31, 2008, is secured by mortgages on the truck washes. The current portion of the note payable, approximately $31,000, is included in prepaid expenses and other current assets and the non-current portion, approximately $861,000, is included in other assets. The Company recorded a gain of approximately $279,000 on the sale of the truck washes.

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

4.	Discontinued Operations and Assets Held for Sale

On December 7, 2006, the Company signed an agreement with Twisted Cactus Enterprises, LLC to sell its Arizona car washes. This transaction closed on May 17, 2007. Additionally, the Company sold nine of its Northeast region car washes in the nine months ended September 30, 2007 which represent all of the revenues within the Northeast region. The Company completed the sale of its truck washes on December 31, 2007 under a lease-to-sell agreement executed on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 through December 31, 2007. The Company did not recognize revenue or operating expenses during the term of the lease other than rental income, depreciation expense and interest expense. The Company also entered into two separate agreements on November 8, 2007 and November 19, 2007 to sell five of its six full service car washes and a third agreement in January 2008 to sell its final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008. On August 7, 2008, the Company entered into an agreement to sell a full service car wash  in Arlington, Texas for total cash consideration of $3.6 million. Finally, On May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. The agreements provide for due diligence periods of up to 180 days. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’ exercise of the contingency clauses. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Arizona, Northeast, Florida, San Antonio, Texas and Lubbock, Texas car washes and our truck washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $3.4 million, $14.8 million and $26.4 million for the years ended 2008, 2007 and 2006, respectively. Operating (loss) income from discontinued operations was $(1.6) million, $155,000 and $1.8 million for the years 2008, 2007 and 2006, respectively.

Assets and liabilities held for sale are comprised of the following at December 31, 2008 (in thousands):

	As of December 31, 2008
	Dallas and Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total

Assets held for sale:

Inventory	$51	$126	$-	$177
Property, plant and equipment, net	927	2,599	977	4,503
Total assets	$978	$2,725	$977	$4,680

Liabilities related to assets held for sale sale:

Current portion of long-term debt	$589	$201	$-	$790
Long-term debt, net of current portion	-	854	-	854
Total liabilities	$589	$1,055	$-	$1,644

	As of December 31, 2007
	Fort Worth, Texas	Florida	Total

Assets held for sale:

Inventory	$61	$133	$194
Property, plant and equipment, net	918	4,471	5,389
Intangibles	-	82	82
Total assets	$979	$4,686	$5,665

Liabilities related to assets held for sale:

Deferred Revenue	$-	$118	$118
Current portion of long-term debt	180	3,592	3,772
Long-term debt, net of current portion	604	-	604
Total liabilities	$784	$3,710	$4,494

5.	Goodwill

In assessing goodwill for impairment, we first compare the fair value of our reporting units with their net book value. We estimate the fair value of the reporting units using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the reporting units exceeds their net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our reporting units exceeds their fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting units were being acquired in a business combination. Specifically, we allocate the fair value of the reporting units to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units.

•
Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge.

The allocation of the fair value of the reporting units to individual assets and liabilities within reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

As of November 30, 2008, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30 for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exists. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We also updated our forecasted cash flows of the reporting units during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas operations) reporting unit exceeded its fair value. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value.

With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  The resulting implied goodwill was $(5.9) million; accordingly, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations.

In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded a goodwill impairment charge of approximately $280,000 and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas.

In the fourth quarter of 2006, as a result of the annual impairment test of goodwill and other intangibles in accordance with SFAS 142, we recorded an impairment charge of approximately $105,000 related to our high end digital and machine vision cameras and professional imaging components operation in Texas. The impairment charge was due to reduction in our future projected cash flows as sales levels in this division continue to deviate from historic levels as a result of competitive pressures. The Company cannot guarantee that there will not be impairments in subsequent years.

 The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Car Washes	Security Segment	Digital Media Marketing Segment	Total
Balance at December 31, 2005	$1,092	$1,728	$-	2,820
Impairment loss	-	(105)	-	(105)
Reclass to assets held for sale	(1,092)	-	-	(1,092)
Balance at December 31, 2006	-	1,623	-	1,623
Acquisition of Linkstar	-	-	6,887	6,887
Impairment loss	-	(280)	-	(280)
Balance at December 31, 2007	$-	$1,343	$6,887	$8,230
Impairment loss	-	(1,343)	-	(1,343)
Balance at December 31, 2008	$-	$-	$6,887	$6,887

6.	Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$791	$690	$593
Additions (charged to expense)	295	354	302
Adjustments	(3)	(4)	(12)
Deductions	(323)	(249)	(193)
Balance at end of year	$760	$791	$690

7.	Inventories

Inventories consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Finished goods	$6,295	$8,171
Work in process	89	69
Raw materials and supplies	890	413
Fuel, merchandise inventory and car wash supplies	469	643
	$7,743	$9,296

The changes in the reserve for obsolete inventory are summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$1,027	$833	$569
Additions (charged to expense)	801	338	451
Deductions	(365)	(144)	(187)
Balance at end of year	$1,463	$1,027	$833

8.	Other Intangible Assets

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets:
Non-compete agreements	$465	$164	$465	$91
Customer lists	1,184	654	2,751	591
Product lists	590	266	590	207
Software	883	208	883	61
Patent Costs	16	-	5	-
Deferred financing costs	231	180	231	173
Total amortized intangible assets	3,369	1,472	4,925	1,123
Non-amortized intangible assets:
Trademarks - Security Segment	1,074	-	1,285	-
Trademarks – Digital Media Marketing Segment	478	-	478	-
Total non-amortized intangible assets	1,552	-	1,763	-

Total other intangible assets	$4,921	$1,472	$6,688	$1,123

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2009	$386
2010	$377
2011	$377
2012	$367
2013	$267

Amortization expense of other intangible assets was approximately $509,000, $417,000 and $283,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average useful life of amortizing intangible assets was 8.12 years at December 31, 2008.

9.	Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt notes and notes payable, including debt related to discontinued operations, consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Note payable to JPMorgan Chase Bank, N.A. (“Chase”), the successor of Bank One, Texas, N.A., interest rate of prime plus 0.25% (7.50% at December 31, 2007), was due in monthly installments of $61,109 including interest (adjusted annually), through November 2008, collateralized by real property and equipment of Eager Beaver Car Wash, Inc. Paid in full, March 3, 2008 upon sale of the car wash sites.	$-	$4,311

Notes payable to Chase, interest rate of prime plus 0.25% (3.50% at December 31, 2008) due in monthly installments totaling $42,081 per month including interest (adjusted annually) through various dates ranging from August 2009 to February 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	2,117	2,512

Note payable to Chase, which refinanced a note payable to Cornett Ltd. Partnership on February 17, 2000. The Chase note, which provides for an interest rate of prime plus 0.25% (3.50% at December 31, 2008), is due in monthly installments of $46,811 including interest (adjusted annually), renewed through February 2013, collateralized by real property and equipment of the Genie Car Wash locations.	2,586	2,990

Note payable to Western National Bank, interest rate of 5.25%, (the interest rate is established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $20,988 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas.	1,056	1,246

Note payable to Business Loan Express, interest rate of prime plus 2.5% (9.75% at December 31, 2007), was due in monthly installments of $13,473 including interest (adjusted annually), through December 2022, collateralized by real property and equipment of the Blue Planet Car Wash in Dallas, Texas. Paid in full on October 14, 2008 upon sale of the car wash site.	-	1,275

Note payable to Chase, interest rate of prime plus 0.25% (3.50% at December 31, 2008) due in monthly installments of $8,203 including interest (adjusted annually), through September 2009, collateralized by real property and equipment of Mace Security Products, Inc. in Farmers Branch, Texas.	669	724

Term note payable to Linkstar shareholders as part of purchase with an interest rate of 5%. Paid in full in January 2008 (principal plus interest).	-	500

Note payable to Lyon Financial Services, interest rate of 7.99% due in monthly installments of $510 including interest, through September 2013, collateralized by a vehicle.	24	-

	6,452	13,558

Less: current portion	4,146	6,398
	$2,306	$7,160

Of the 14 car washes owned or leased by us at December 31, 2008, eight properties and related equipment with a net book value totaling $14.9 million had secured first mortgage loans totaling $5.8 million.

At December 31, 2008, we had borrowings, including borrowings related to discontinued operations, of approximately $6.5 million, substantially all of which are secured by mortgages against certain of our real property.  Of such borrowings, approximately $4.1 million, including $1.6 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from December 31, 2008.

We have two letters of credit outstanding at December 31, 2008, totaling $831,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at December 31, 2008. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at December 31, 2008.

Maturities of long-term debt, including debt related to discontinued operations, are as follows: 2009 - $3.3 million, 2010 - $747,000, 2011 - $777,000, 2012 - $810,000, 2013 - $826,000.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accrued compensation	$534	$662
Other	2,115	1,919
	$2,649	$2,581

11.	Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interest expense	$(410)	$(834)	$(881)
Interest income	308	456	180
	$(102)	$(378)	$(701)

12.	Other (Loss) Income

Other (loss) income consists of the following (in thousands):

	Year Ended December 31
	2008	2007	2006

Investment (loss) income	$(2,338)	$752	$323
Deposit recovery	-	150	-
Rental income	116	39	43
Other	62	62	482
	$(2,160)	$1,003	$848

13.	Stock Option Plans

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

 As of December 31, 2008, 3,362,999 options have been granted under the 1993 and 1999 Plans including 3,147,156 nonqualified stock options.

Activity with respect to these plans is as follows:

	2008		2007		2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	4,440,015	$3.51	3,995,015	$3.63	3,108,682	$4.00
Options granted	1,055,500	$1.50	555,000	$2.45	984,500	$2.36
Options exercised	-	$-	(13,400)	$2.10	(2,500)	$1.80
Options forfeited	(2,132,516)	$2.37	(96,600)	$2.63	(95,667)	$2.73
Options outstanding end of period	3,362,999	$3.18	4,440,015	$3.51	3,995,015	$3.63
Options exercisable	2,962,829		3,767,013		3,479,015
Shares available for granting of options	3,657,163		2,637,149		3,095,549

Stock options outstanding at December 31, 2008 under both plans are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$0.79-$1.15	168,000	3.6	$0.94	60,000	10.0	$0.94
$1.28-$1.91	1,157,209	5.1	$1.45	1,037,209	5.7	$1.50
$1.94-$2.88	1,112,479	5.4	$2.45	940,309	6.5	$2.40
$2.97-$4.45	243,793	5.6	$3.46	243,793	5.6	$3.99
$5.00-$5.59	468,290	3.1	$5.34	468,290	3.1	$5.34
$7.63-$11.00	52,555	1.1	$9.47	52,555	1.1	$9.47
$11.75-$17.50	134,435	0.6	$14.30	134,435	0.6	$14.30
$17.75-$22.00	26,238	0.4	$20.01	26,238	0.4	$20.01

The Company received cash from options exercised during the fiscal years 2007 and  of $28,000 and $4,500, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

During 2008, the Company granted a total of 1,055,500 stock options at a weighted average fair value of $1.50. Also, during the year ended December 31, 2008, the Company vested a total of 913,216 shares at a weighted average fair value of $1.81. As of  December 31, 2008, there are a total of 400,170 options that remain non-vested at a weighted average fair value of $1.76.

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

In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expire in 2009. The Company has a total of 433,000 warrants to purchase common stock outstanding at December 31, 2008, all of which are exercisable.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option and warrant holders.

14.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$285	$329
Inventories	450	28
Net operating loss carryforwards	11,853	11,452
Deferred revenue	12	111
Compensation	-	39
Car damage reserve	109	84
Accrued workers compensation costs	40	38
Federal Tax Credit	152	152
Vesting Stock Options	1,262	547
Other, net	225	188
Total deferred tax assets	14,388	12,968
Valuation allowance for deferred tax assets	(15,032)	(10,683)
Deferred tax (liability) assets after valuation allowance	(644)	2,285
Deferred tax liabilities:
Property, equipment and intangibles	644	(2,285)
Net deferred tax assets	$-	$-

At December 31, 2008, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $28.9 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of Expiration	Amount
2018	$951
2019	4,507
2020	3,241
2021	1,583
2022	2,822
2023	4,411
2024	5
2025	1,250
2026	6,897
2028	3,207

$28,874

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization. The Company increased its valuation allowance against deferred tax assets by $4.3 million in 2008, $3.9 million in 2007 and $2.6 million in 2006 with a total valuation allowance of $15.0 million at December 31, 2008 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2008, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Digital Media Marketing and Security Segments.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  At December 31, 2008, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for each of the years in the three-year period ended December 31, 2008 was insignificant and when incurred is reported as interest expense.

The components of income tax expense (benefit) are:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Current (principally state taxes)	$100	$98	$156
Deferred	-	-	-

Total income tax expense (benefit)	$100	$98	$156

The significant components of deferred income tax expense (benefit) attributed to the loss for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Deferred tax (benefit) expense	$(3,948)	$(1,710)	$62
Loss carryforward	(401)	(2,223)	(2,686)
Valuation allowance for deferred tax assets	4,349	3,933	2,624
	$-	$-	$-

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense is as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Tax at U.S. federal statutory rate	$(3,693)	$(3,728)	$(2,322)
State taxes, net of federal benefit	(192)	(107)	(151)
Nondeductible costs and other acquisition accounting adjustments	(364)	-	5
Valuation allowance for deferred tax assets	4,349	3,933	2,624
Total income tax expense (benefit)	$100	$98	$156

15.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except loss per share):

	Year ended December 31,
	2008	2007	2006
Numerator (In Thousands):
Net loss	$(10,652)	$(6,585)	$(6,782)
Denominator:
Denominator for basic loss per share - weighted average shares	16,464,760	15,810,705	15,274,498
Dilutive effect of options and warrants	-	-	-
Denominator for diluted loss per share - weighted average shares	16,464,760	15,810,705	15,274,498
Basic loss per share:
Net loss	$(0.65)	$(0.42)	$(0.44)
Diluted loss per share:
Net loss	$(0.65)	$(0.42)	$(0.44)

The dilutive effect of options and warrants of  127,397, 375,292, and 334,055 at December 31, 2008, 2007, and 2006, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

16.	Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions.  At times, these balances may exceed insured amounts.

17.	Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2008, for continuing operations are as follows:  2009 - $811,000; 2010 - $674,000;  2011 - $668,000; 2012 - $568,000; 2013 - $297,000 and thereafter - $655,000.  Rental expense under these leases was $1.05 million, $876,000 and $662,000 for the year ended December 31, 2008 , 2007 and 2006, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space related to its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases.  During the years ending December 31, 2008, 2007 and 2006, revenues under these leases were approximately $116,000, $39,000, and $43,000, respectively.  These amounts are classified as other income in the accompanying consolidated statements of operations.

As a result of its continued cost saving efforts, the Company decided to terminate a leased office in Fort Lauderdale, Florida during the second quarter 2008.  Effective December 31, 2008, the lease’s termination date, the executives in the terminated office were moved to other offices of the Company. The lease termination resulted in a one time fee of $38,580, which was paid and included in SG&A expense in the second quarter of 2008.

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

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  The arbitrators, who will decide claims of the parties, have scheduled hearing dates in the late spring of 2009. Discovery in the Arbitration Proceeding has not been concluded; the Company believes that the hearing dates will be rescheduled for dates later than the spring of 2009.  It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A which protects Mr. Paolino against a “retaliatory termination”.  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (“Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino.  Mr. Paolino has filed objections to the Findings.  As a result of the objections, an Administrative Law Judge set a date for a “de novo” hearing on Mr. Paolino’s claims.  A “de novo hearing” is a proceeding where evidence is presented to the Administrative Law Judge and the Administrative Law Judge rules on the claims based on the evidence presented at the hearing.  Upon the motion of Mr. Paolino, the de novo hearing and the claims made in the DOL Complaint  have been stayed pending the conclusion of the Arbitration  Proceeding.  The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

As previously disclosed, on May 8, 2008, Car Care, Inc., a defunct subsidiary of the Company that owned four of the Company’s Northeast region car washes,  the Company’s former Northeast region car wash manager and four former general managers of four Northeast region car washes, were indicted with one count of conspiracy to defraud the government, harboring illegal aliens and identity theft.  To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment.  Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the plea agreement, will not be charged.  The Company fully cooperated with the government in its investigation of this matter.

In connection with the investigation which resulted in the indictment of Car Care on May 8, 2008, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.7 million ($244,000, $674,000, and $796,000 in 2008, 2007 and 2006, respectively), in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 44,000 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  Subsequent to the investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  The Company has not received any comments from the EPA regarding the final report. A total estimated cost of approximately $710,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $593,000 has been paid to date, leaving an accrual balance of $117,000 at December 31, 2008 for estimated EPA costs. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

In addition to the EPA site investigation, the United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located, during February 2008, under a search warrant issued by the U.S. District Court for the District of Vermont.  On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so.  The Company is unable at this time to determine whether further action will be taken by the U.S. Attorney or if any charges, fines or penalties will be imposed on the Company.  The Company has made no provision for any future costs associated with the investigation.

On September 19, 2008, the Company received a proposed assessment from a sales tax audit in the State of Florida for the audit period of August 2004 through July 2007. In the proposed assessment, audit deficiency, including interest, totaled $600,307. The Company believes this assessment does not accurately represent the liability and has formally challenged this assessment with the State. The Company has to date been able to provide a portion of the documentation to the State to support its position. Based on the results of the Company’s findings to date, an estimated settlement accrual of approximately $140,000, representing our current estimate of sales tax and related interest, has been recorded at September 30, 2008. Based on further documentation provided to the state in the fourth quarter of 2008, the Company adjusted its estimated settlement accrual to approximately $70,000.

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

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Fort Worth, Texas by approximately $40,000. During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million.  Additionally, during the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their carrying values.

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market valuation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 to write-down the property to our estimate of net realizable value.

Discontinued Operations

During the quarter ended September 30, 2006, we wrote down assets related to a full service car wash in Moorestown, New Jersey, by approximately $40,000. Additionally, during the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.  We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. Additionally, during the quarter ending December 31, 2008, we closed a full service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

19.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. We also began leasing in November 2008 on a month-to-month basis approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Rent expense under this lease was $128,000 for the year ending December 31, 2008 and $127,000 for the years ending December 31, 2007 and 2006. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

20.	Segment Reporting

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment, and the Car Wash Segment.

The Company evaluates performance and allocates resources based on operating income of each reportable segment rather than at the operating unit level.  The Company defines operating income as revenues less cost of revenues, selling, general and administrative expense, and depreciation and amortization expense.  The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).  There is no intercompany profit or loss recognized on intersegment sales.

The Company’s reportable segments are business units that offer different services and products.  The reportable segments are each managed separately because they provide distinct services or produce and distribute distinct products through different processes.

Selected financial information for each reportable segment from continuing operations is as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Car and truck wash - external customers	$12,779	$12,352	$13,550
Security - external customers	20,788	22,278	23,366
Digital media marketing - external customers	17,290	7,625	-
	$50,857	$42,255	$36,916
Segment (loss) Operating income:
Corporate (1)	$(5,325)	$(6,186)	$(6,291)
Car and truck wash	327	460	743
Security	(2,612)	(2,445)	(2,468)
Digital media marketing	275	(686)	-
	$(7,335)	$(8,857)	$(8,016)
Assets:
Car and truck wash	$26,305	$37,962	$42,771
Security	14,303	18,748	19,082
Digital media marketing	9,748	13,061	-
	$50,356	$69,771	$61,853
Capital expenditures:
Corporate	$26	$35	$12
Car and truck wash	197	301	103
Security	438	205	341
Digital media marketing	23	12	-
	$684	$553	$456
Depreciation and amortization:
Corporate	$9	$30	$32
Car and truck wash	494	527	565
Security	468	497	517
Digital media marketing	310	165	-
	$1,281	$1,219	$1,114

1) Corporate functions include the corporate treasury, legal, public company financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized corporate administrative functions.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Total operating loss for reportable segments	$(7,335)	$(8,857)	$(8,016)
Goodwill and asset impairment charges	(5,449)	(447)	(151)
Total reported operating loss	$(12,784)	$(9,304)	$(8,167)

21.	Subsequent Events

On January 14, 2009, we sold our two remaining San Antonio, Texas car washes. The sales price of the car washes was $1,000,000, resulting in a loss of approximately $7,000. The sales price was paid by the buyer issuing us a secured promissory note  in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs. Additionally, on January 15, 2009, we entered into an agreement of sale for two of the three car washes we own in Austin, Texas for a sale price of $6,000,000. The net book value of these two washes is approximately $5,300,000. The transaction is conditioned upon the buyer being satisfied with a Phase 2 environmental study that is being conducted on the two sites. No assurances can be given that the transaction will be consummated.

22.	Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company.  We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007.  The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 which may be due to theft.  We filed a civil complaint against the former employee in June 2007 and intend to pursue all legal measures to recover our losses.  SG&A expenses include charges of $240,000 and $99,000 in fiscal year 2006 and 2007, respectively, representing embezzled funds at our Florida Security division.  As embezzled funds are recovered, such amounts will be recorded as recoveries in the periods they are received.  In January 2009, we recovered $41,510 of funds from an investment account of the former divisional controller where certain of the embezzled funds were deposited. The recovered funds will be reported as a component of operating income in the first quarter of 2009.

23.	Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$13,621	$14,868	$12,042	$10,326	$50,857
Gross profit	$3,904	$4,549	$3,655	$2,477	$14,585
Loss from continuing operations	$(2,081)	$(3,776)	$(1,677)	$(7,612)	$(15,146)
Income (loss) from discontinued operations	$6,054	$(153)	$(384)	$(1,023)	$4,494
Net loss	$3,973	$(3,929)	$(2,061)	$(8,635)	$(10,652)
Diluted (loss) income per share:
Continuing operations	$(0.13)	$(0.23)	$(0.10)	$(0.46)	$(0.92)
Discontinued operations	$0.37	$(0.01)	$(0.02)	$(0.06)	$0.27
Net loss	$0.24	$(0.24)	$(0.12)	$(0.52)	$(0.65)

Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$8,555	$8,518	$11,786	$13,396	$42,255
Gross profit	$2,030	$1,943	$2,696	$3,450	$10,119
Loss from continuing operations	$(2,154)	$(1,862)	$(3,043)	$(1,718)	$(8,777)
Income (loss) from discontinued operations	$1,496	$598	$(186)	$284	$2,192
Net loss	$(658)	$(1,264)	$(3,229)	$(1,434)	$(6,585)

Diluted (loss) income per share:
Continuing operations	$(0.13)	$(0.12)	$(0.19)	$(0.11)	$(0.54)
Discontinued operations	$0.09	$0.04	$(0.01)	$0.02	$0.16
Net loss	$(0.04)	$(0.08)	$(0.20)	$(0.09)	$(0.42)

Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$9,815	$9,536	$9,222	$8,343	$36,916
Gross profit	$2,562	$2,378	$2,282	$1,439	$8,661
Loss from continuing operations	$(1,390)	$(2,213)	$(1,928)	$(2,645)	$(8,176)
Income (loss) from discontinued operations	$424	$334	$(341)	$977	$1,394
Net loss	$(966)	$(1,879)	$(2,269)	$(1,668)	$(6,782)

Diluted (loss) income per share:
Continuing operations	$(0.09)	$(0.14)	$(0.13)	$(0.17)	$(0.53)
Discontinued operations	$0.03	$0.02	$(0.02)	$0.06	$0.09
Net loss	$(0.06)	$(0.12)	$(0.15)	$(0.11)	$(0.44)

All quarters have been restated to reflect our Arizona, Northeast, San Antonio, Texas, Lubbock, Texas and Florida car wash regions and our Truck washes as discontinued operations, consistent with our presentation at December 31, 2008.

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