Form 10-Q
period 2009-03-31
MACE SECURITY INTERNATIONAL INC
filed 2009-05-13
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009        COMMISSION FILE NO. 0-22810

MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044
(Address of Principal Executive Offices) (Zip code)

Registrant's Telephone Number, including area code:  (267) 317-4009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 the (“ Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐      Accelerated filer ☐             Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

As of May 11, 2009, there were 16,285,377 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended March 31, 2009

Contents

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Consolidated Balance Sheets – March 31, 2009 (Unaudited) and
December 31, 2008	3

Consolidated Statements of Operations (Unaudited) for the three months
ended March 31, 2009 and 2008	5

Consolidated Statement of Stockholders’ Equity (Unaudited) for the
three months ended March 31, 2009	6

Consolidated Statements of Cash Flows (Unaudited) for the three months
ended March 31, 2009 and 2008	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	34

Item 4T - Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	35

Item 2 - Unregistered Sales of Securities and Use of Proceeds	45

Item 5 - Other Information	46

Item 6 - Exhibits	46

Signatures	47

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(In thousands, except share information)

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$7,606	$8,314
Short-term investments	912	1,005
Accounts receivable, less allowance for doubtful accounts of $660 and $760 in 2009 and 2008, respectively	1,950	1,852
Inventories	6,632	7,743
Prepaid expenses and other current assets	2,101	1,994
Assets held for sale	11,709	4,680
Total current assets	30,910	25,588
Property and equipment:
Land	3,154	6,874
Buildings and leasehold improvements	7,863	12,642
Machinery and equipment	4,432	5,332
Furniture and fixtures	520	511
Total property and equipment	15,969	25,359
Accumulated depreciation and amortization	(5,633)	(7,164)
Total property and equipment, net	10,336	18,195

Goodwill	6,887	6,887
Other intangible assets, net of accumulated amortization of $1,527 and $1,472 in 2009 and 2008, respectively	3,310	3,449
Other assets	1,628	917
Total assets	$53,071	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$352	$2,502
Accounts payable	2,156	2,287
Income taxes payable	334	350
Deferred revenue	119	131
Accrued expenses and other current liabilities	2,714	2,649
Liabilities related to assets held for sale	4,015	1,644
Total current liabilities	9,690	9,563

Long-term debt, net of current portion	1,799	2,306

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 16,285,377 in 2009 and 2008	163	163
Additional paid-in capital	94,211	94,161
Accumulated other comprehensive income (loss)	3	(5)
Accumulated deficit	(52,745)	(51,147)
	41,632	43,172
Less treasury stock at cost, 65,433 shares at March 31, 2009 and 5,532 shares at December 31, 2008	(50)	(5)
Total stockholders’ equity	41,582	43,167
Total liabilities and stockholders’ equity	$53,071	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share information)
	Three Months Ended March 31,
	2009	2008
Revenues:
Security	$4,177	$5,287
Digital media marketing	3,047	5,445
Car wash	1,368	1,557
	8,592	12,289
Cost of revenues:
Security	2,943	3,893
Digital media marketing	2,142	4,043
Car wash	1,220	1,406
	6,305	9,342

Selling, general and administrative expenses	3,677	4,963
Depreciation and amortization	232	286

Operating loss	(1,622)	(2,302)

Interest (expense) income, net	(5)	22
Other income	9	111
Loss from continuing operations before income taxes	(1,618)	(2,169)

Income tax expense	40	25
Loss from continuing operations	(1,658)	(2,194)
Income from discontinued operations, net of tax of $0 in 2009 and 2008	60	6,168
Net (loss) income	$(1,598)	$3,974
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.10)	$(0.13)
Income from discontinued operations	-	0.37
Net (loss) income	$(0.10)	$0.24

Weighted average shares outstanding:
Basic	16,285,377	16,465,253
Diluted	16,285,377	16,465,253

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2008	16,285,377	$163	$94,161	$(5)	$(51,147)	$(5)	$43,167
Stock-based compensation expense (see note 6)	-	-	50	-	-	-	50
Purchase of treasury stock	-	-	-	-	-	(45)	(45)
Unrealized gain on short-term investments	-	-	-	8	-	-	8
Net loss	-	-	-	-	(1,598)	-	(1,598)
Total comprehensive loss	-	-	-	-	-	-	(1,590)
Balance at March 31, 2009	16,285,377	$163	$94,211	$3	$(52,745)	$(50)	$41,582

The accompanying notes are an integral
part of this consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
 (In thousands)
	Three Months Ended March 31,
	2009	2008
Operating activities
Net (loss) income	$(1,598)	$3,974
Income from discontinued operations, net of tax	60	6,168
Loss from continuing operations	(1,658)	(2,194)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	232	286
Stock-based compensation (see Note 6)	50	254
Provision for losses on receivables	50	56
Loss on sale of property and equipment	7	2
Gain on short-term investments	-	(125)
Changes in operating assets and liabilities:
Accounts receivable	(147)	524
Inventories	1,051	(566)
Prepaid expenses and other assets	(26)	90
Accounts payable	(167)	(417)
Deferred revenue	141	-
Accrued expenses	302	1,065
Income taxes payable	(29)	(12)
Net cash used in operating activities-continuing operations	(194)	(1,037)
Net cash used in operating activities-discontinued operations	(204)	(1,061)
Net cash used in operating activities	(398)	(2,098)
Investing activities
Purchase of property and equipment	(24)	(95)
Proceeds from sale of property and equipment	71	1
Payments for intangibles	(9)	(6)
Net cash provided by (used in) investing activities-continuing operations	38	(100)
Net cash (used in) provided by investing activities-discontinued operations	(16)	7,890
Net cash provided by investing activities	22	7,790
Financing activities
Payments on long-term debt	(119)	(615)
Payments to repurchase stock	(45)	-
Net cash used in financing activities-continuing operations	(164)	(615)
Net cash used in financing activities-discontinued operations	(168)	(243)
Net cash used in financing activities	(332)	(858)
Net (decrease) increase in cash and cash equivalents	(708)	4,834
Cash and cash equivalents at beginning of period	8,314	8,103
Cash and cash equivalents at end of period	$7,606	$12,937

The accompanying notes are an integral
part of these consolidated financial statement.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, producing for sale, consumer safety and personal defense products, as well as electronic surveillance and monitoring products; the Digital Media Marketing Segment, selling consumer products on the internet; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs).  The Company entered the Digital Media Marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007. See Note 4. Business Acquisitions and Divestitures. The Company’s remaining car wash operations as of March 31, 2009 were located in Texas. As of March 31, 2009, the results for the Arizona, Northeast, Florida, Austin, Texas, San Antonio, Texas and Lubbock, Texas car wash regions and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 5. Discontinued Operations and Assets Held for Sale.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted SFAS 141R as of the required effective date and will apply its provisions prospectively to business combinations that occur after adoption.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141R-1”), which amends and clarifies SFAS No. 141R. FSP FAS 141R-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in SFAS No. 141, Business Combinations. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the disclosure requirements of this new FSP but no significant impact is expected on the determination or reporting of the Company’s financial results.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$465	$182	$465	$164
Customer lists	1,184	688	1,184	654
Product lists	590	280	590	266
Software	883	245	883	208
Patent costs	16	-	16	-
Deferred financing costs	138	132	231	180
Total amortized intangible assets	3,276	1,527	3,369	1,472
Non-amortized intangible assets:
Trademarks-Security Segment	1,083	-	1,074	-
Trademarks-Digital Media Marketing Segment	478	-	478	-
Total non-amortized intangible assets	1,561	-	1,552	-
Total intangible assets	$4,837	$1,527	$4,921	$1,472

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2009	$379
2010	$371
2011	$371
2012	$361
2013	$261

Amortization expense of other intangible assets, net of discontinued operations, was approximately $104,000 and $147,000 for the three months ended March 31, 2009 and 2008, respectively. The weighted average useful life of amortizing intangible assets was 7.9 years at March 31, 2009.

4.	Business Acquisitions and Divestitures

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s shareholders. Linkstar is currently an e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enabled the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes with interest at  5% paid on January 18, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $132,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement.  The purchase price was allocated as follows: approximately (i) $248,000 for cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaid expenses; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for business in the digital media marketing and e-commerce business; (ii) levels of Linkstar’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included utilizing the professional expertise of Linkstar’s staff and the propriety software acquired in the Linkstar transaction to expand the marketing of the Company’s Security Segment products using internet media marketing channels, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car and Truck Wash Segment, which the Company is exiting, with cash flow from the digital media and e-commerce business.  The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclassifications from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

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

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes. The sales price of the car washes was $1.0 million, resulting in a loss of approximately $7,000. The sales price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs. Additionally, on January 15, 2009, the Company entered into an agreement of sale for two of the three car washes it owns in Austin, Texas for a sale price of $6.0 million. The net book value of these two car washes is approximately $5.3 million. The transaction is conditioned upon the buyer being satisfied with a Phase 2 environmental study that is being conducted on the two sites. No assurance can be given that this transaction will be consummated.

5. Discontinued Operations and Assets Held for Sale

The Company follows the guidance within SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets in reviewing the carrying value of our long-lived assets held and used, and our assets to be disposed of, for possible impairment when events and circumstances warrant such a review. We also follow the criteria within the guidance of SFAS 144 in determining when to reclass assets to be disposed of to Assets and related liabilities held for sale as well as when an operation disposed of or to be disposed of is classified as a discontinued operation in the statements of operations and the statements of cash flows.

The Company entered into two separate agreements on November 8, 2007 and November 19, 2007 to sell five of its six full service car washes and a third agreement in January 2008 to sell its final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008.  Additionally, on May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. Additionally, on August 7, 2008, the Company entered into an agreement to sell a full service car wash in Arlington, Texas for total cash consideration of $3.6 million. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’ exercise of the contingency clauses.

As noted above, on January 15, 2009, the Company entered into an agreement of sale for two of the three car washes it owns in Austin, Texas for a sale price of $6.0 million. The net book value of these two car washes is approximately $5.3 million. Additionally, on April 6, 2009, the Company entered into a second agreement with the same buyer to sell the third car wash it owns in Austin, Texas for a sale price of $3.2 million. The book value of the car wash is approximately $2.6 million.  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Florida, San Antonio, Texas, Lubbock, Texas and Austin, Texas car washes as well as our truck wash operations and our car wash operations sold prior to January 1, 2008 in Arizona and the Northeast have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $1.7 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. Operating income (loss) from discontinued operations was $70,000 and $(724,000) for the three months ended March 31, 2009 and 2008, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of March 31, 2009
	Fort Worth, Texas	Lubbock, Texas	Austin, Texas	Total

Assets held for sale:

Inventory	$50	$112	$127	$289
Property, plant and equipment, net	928	2,599	7,850	11,377
Intangible Assets	-	-	43	43
Total assets	$978	$2,711	$8,020	$11,709

Liabilities related to assets held for sale:

Current portion of long-term debt	$191	$204	$482	$877
Long-term debt, net of current portion	350	802	1,986	3,138
Total liabilities	$541	$1,006	$2,468	$4,015

	As of December 31, 2008
	Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total

Assets held for sale:

Inventory	$51	$126	$-	$177
Property, plant and equipment, net	927	2,599	977	4,503
Total assets	$978	$2,725	$977	$4,680

Liabilities related to assets held for sale:

Current portion of long-term debt	$589	$201	$-	$790
Long-term debt, net of current portion	-	854	-	854
Total liabilities	$589	$1,055	$-	$1,644

6.	Stock-Based Compensation

The Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations.

On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. We adopted SFAS 123(R) using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after December 31, 2005, as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $49,900 for the three months ended March 31, 2009, ($49,900 in SG&A expense) and $256,000 for the three months ended March 31, 2008, ($253,600 in SG&A expense and $2,400 in discontinued operations).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months ended March 31,
	2009	2008
Expected term (years)	10	10
Risk-free interest rate	2.75%	3.51% to 3.91%
Volatility	32.6%	46%
Dividend yield	0%	0%
Forfeiture Rate	30.0%	11% to 31%

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

The weighted-average of the fair value of stock option grants are $0.72 and $1.02 per share for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, total unrecognized stock-based compensation expense is $183,000, which has a weighted average period to be recognized of approximately 1.5 years.

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

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2009, for continuing operations are as follows: 2010 - $772,000;  2011 - $676,000; 2012 - $667,000; 2013 - $491,000; 2014- $291,000 and thereafter - $582,000.  Rental expense under these leases was $232,000 and $200,500 for the three months ended March 31, 2009 and 2008, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space related to its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases.  During the three months ending March 31, 2009 and 2008, revenues under these leases were approximately $32,000 and $13,000, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

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

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste.  The Company believes that it complies, in all material respects, with all applicable laws relating to its business. See also the discussion below concerning the environmental remediation which occurred at the Bennington, Vermont location in 2008.

Certain of the Company’s executive officers have entered into employee stock option agreements whereby options issued to them shall immediately vest upon a change in control of the Company.

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  The arbitrators, who will decide claims of the parties, have scheduled hearing dates in the fall of 2009. Discovery in the Arbitration Proceeding has not been concluded. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

Mr. Paolino has demanded that the Company pay Mr. Paolino’s costs of defending the Company’s $1,000,000 counterclaim that was filed in the Arbitration Proceeding. The Company has refused Mr. Paolino’s letter demand for indemnification. Mr. Paolino on March 30, 2009, filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify Mr. Paolino’s defense costs. The Indemnity Complaint alleges that the Company is obligated to pay for Mr. Paolino’s defense of the Company’s counterclaim under Article 6, Section 6.01 of the Company’s Bylaws. The Company intends to move the Chancery Court for dismissal of Mr. Paolino’s Indemnity Complaint.

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

As previously disclosed, on May 8, 2008, Car Care, Inc.  (“Car Care”), a defunct subsidiary of the Company that owned four of the Company’s Northeast region car washes,  the Company’s former Northeast region car wash manager and four former general managers of four Northeast region car washes, were each indicted with one felony count of conspiracy to defraud the government, harboring illegal aliens and identity theft.  To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment.  Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the plea agreement, will not be charged.  The Company fully cooperated with the government in its investigation of this matter.

In connection with the investigation which resulted in the indictment of Car Care on May 8, 2008, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.8 million through March 31, 2009 in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 44,000 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  Subsequent to the investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  The Company has not received any comments from the EPA regarding the final report. A total estimated cost of approximately $710,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $594,000 has been paid to date, leaving an accrual balance of $116,000 at March 31, 2009 for estimated EPA costs. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

In addition to the EPA site investigation, the United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located, during February 2008, under a search warrant issued by the U.S. District Court for the District of Vermont.  On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so.  The Company does not expect that any further action will be taken by the U.S. Attorney.  The Company has made no provision for any future costs associated with the investigation.

On September 19, 2008, the Company received a proposed assessment from a sales tax audit in the State of Florida for the audit period of August 2004 through July 2007. In the proposed assessment, audit deficiency, including interest, totaled $600,307. Based on documentation provided to the State, the Company settled this matter with a payment of $45,000 in March 2009.

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

The Company currently operates in three segments: the Security Segment, the Digital Media Marketing Segment, and the Car Wash Segment.

The Company evaluates performance and allocates resources based on operating income of each reportable segment rather than at the operating unit level.  The Company defines operating income as revenues less cost of revenues, selling, general and administrative expense, and depreciation and amortization expense.  The accounting policies of the reportable segments are the same as those described in the Summary of Critical Accounting Policies (see below in Management’s Discussion and Analysis of Financial Condition and Results of Operations).  There is no intercompany profit or loss recognized on intersegment sales.

The Company’s reportable segments are business units that offer different services and products.  The reportable segments are each managed separately because they provide distinct services or produce and distribute distinct products through different processes.

Selected financial information for each reportable segment from continuing operations is as follows:

	Security	Digital Media Marketing	Car Wash	Corporate Functions*	Total
Three months ended March 31, 2009
Revenues from external customers	$4,177	$3,047	$1,368	$-	$8,592
Segment operating (loss) income	$(388)	$141	$(112)	$(1,263)	$(1,622)
Segment assets	$13,723	$9,506	$18,133	$-	$41,362
Goodwill	$-	$6,887	$-	$-	$6,887
Capital expenditures	$12	$-	$7	$5	$24

Three months ended March 31, 2008
Revenues from external customers	$5,287	$5,445	$1,557	$-	$12,289
Segment operating (loss) income	$(724)	$34	$(139)	$(1,473)	$(2,302)
Segment assets	$18,843	$12,131	$42,520	$-	$73,494
Goodwill	$1,344	$6,887	$-	$-	$8,231
Capital expenditures	$43	$17	$32	$3	$95

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

The Company recorded income tax expense of $40,000 and $25,000 from continuing operations in the three months ended March 31, 2009 and 2008, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (2)% in 2009 and (1)% in 2008. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three month periods ended March 31, 2009 and 2008.

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At March 31, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three months ended March 31, 2009 and 2008 is insignificant and when incurred is reported as interest expense.

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

Continuing Operations

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the online marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008.

During the quarter ended June 30, 2008, we wrote down assets related to two full-service car washes in Arlington, Texas by approximately $1.2 million.  Additionally, during the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million. We determined that based on current data utilized to estimate the fair value of these car wash facilities, the future expected cash flows would not be sufficient to recover their carrying values.

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

Discontinued Operations

We closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. Additionally, during the quarter ending December 31, 2008, we closed a full-service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

12.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. We also began leasing in November 2008, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Rent expense under this lease was $35,930 and $31,730 for the three months ending March 31, 2009 and 2008, respectively. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

13.	Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2009, we had borrowings, including borrowings related to discontinued operations, of approximately $6.2 million, substantially all of which is secured by mortgages against certain of our real property.  Of such borrowings, approximately $4.4 million, including $4.0 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from March 31, 2009. On May 8, 2009, the Company entered into Amendments to its Business Loan Agreements with JP Morgan Chase Bank, N.A. (“Chase”) to renew four car wash mortgages up for periodic renewal from June 2009 through October 2009, and a mortgage on the Company’s Farmers Branch, Texas warehouse facility up for periodic renewal in September 2009. These loans, classified as current at December 31, 2008, were renewed by Chase for a two year period for the four car washes and a three year period for the Farmers Branch, Texas warehouse facility. Accordingly, certain of these loans were classified to long-term debt at March 31, 2009, with certain loans classified as Liabilities related to assets held for sale.

We have two letters of credit outstanding at March 31, 2009 totaling $570,364 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at March 31, 2009. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2009.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to Chase, in the amount of $5.1 million, $1.8 million of which was classified as non-current debt at March 31, 2009.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an express prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of March 31, 2009, our warehouse and office facility in Farmers Branch, Texas and eight car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirement was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan  agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of March 31, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $5.1 million at March 31, 2009, including debt recorded as long-term debt at March 31, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to eight of our car wash facilities as of March 31, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 12.7% of our total revenues for fiscal year 2008 and 15.9% of our total revenues for the three months ended March 31, 2009, would be severely impacted and we may be unable to continue to operate our business.

14.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Accrued compensation	$526	$534
Other	2,188	2,115
	$2,714	$2,649

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except shares and per share data):
	Three Months Ended March 31,
	2009	2008
Numerator:
Net (Loss) income	$(1,598)	$3,974
Denominator:
Denominator for basic earnings per share-weighted-average shares	16,285,377	16,465,253
Dilutive effect of options and warrants	-	-
Denominator for diluted earnings per share-weighted-average shares	16,285,377	16,465,253
Basic and diluted (loss) income per share	$(0.10)	$0.24

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 527 and 259,612, for the three months ended March 31, 2009 and 2008, respectively.

16.	Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in amount. Through March 31, 2009, the Company purchased  245,309 shares on the open market, at a total cost of approximately $292,000, with 65,433 shares included in treasury stock at March 31, 2009.

17.	Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company.  We initially conducted an internal investigation, and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007.  The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 which may be due to theft.  We filed a civil complaint against the former employee in June 2007 and intend to pursue all legal measures to recover our losses.  SG&A expenses include charges of $240,000 and $99,000 in fiscal year 2006 and 2007, respectively, representing embezzled funds at our Florida Security division.  As embezzled funds are recovered, such amounts will be recorded as recoveries in the periods they are received.  In January 2009, we recovered $41,510 of funds from an investment account of the former divisional controller where certain of the embezzled funds were deposited. The recovered funds were reported as a component of operating income in the first quarter of 2009.

18.	Subsequent Events

On April 6, 2009, the Company entered into an agreement of sale for the third of the three car washes we own in Austin, Texas for a sale price of $3.2 million. The net book value of this car wash is approximately $2.6 million. The transaction is conditioned upon the buyer being satisfied with a Phase 2 environmental study that is being conducted on the site. The transaction is required to be closed thirty days after the buyer has obtained the satisfactory Phase 2 environmental study. No assurance can be given that this transaction will be consummated.

On May 5, 2009, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $2.95 million. The net book value of this car wash is approximately $2.8 million. Additionally, on May 11, 2009, the Company entered into an agreement of sale for a Lubbock, Texas car wash for a sale price of $800,000. The net book value of this car wash is approximately $750,000. Both of these transactions are subject to customary closing conditions, including a sixty day general due diligence period. No assurance can be given that these transactions will be consummated.

On April 30, 2009, the Company completed the purchase of all the outstanding common stock of Central Station Security Systems, Inc. (“CSSS”) from CSSS’s shareholders. The Company paid approximately $3.6 million consisting of $1.7 million in cash at closing, potential additional payments up to $1.4 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement and the assumption of approximately $500,000 of liabilities. CSSS is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price will be allocated to assets and liabilities received with the remainder of the purchase price allocated to goodwill and other intangible assets. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141R, Business Combinations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this report on Form 10-Q.

Forward-Looking Statements

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Form 10-Q Report. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $147,000 for both the three months ending March 31, 2009 and 2008, are included in cost of revenues. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the e-commerce division of  the Company’s Digital Media Marketing Segment of $196,000 and $454,000 are included in cost of revenues for the three months ended March 31, 2009 and 2008, respectively. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

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

Short-Term Investments

At March 31, 2009, the Company had approximately $912,000 of short term investments classified as available for sale in one broker account consisting of certificates of deposit. A cumulative unrealized gain net of tax, of approximately $3,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at March 31, 2009.

On June 18, 2008, we requested redemption of a short-term investment in a hedge fund, namely the Victory Fund, Ltd. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) as of January 1, 2008 for financial assets and liabilities and January 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets. In general, the Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did not adjust any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the three months ended March 31, 2009. Although the adoption of  SFAS No. 157 did not materially impact our financial condition, results of operations or cash flows, additional disclosures about fair value measurements are required.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at March 31, 2009	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$912	$912	$-	$-

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method for security, e-commerce and car care products. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.   The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $128,000 and $139,000  for the three months ended March 31, 2009, and 2008, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $25,000 and $42,000 in the three months ended March 31, 2009 and 2008, respectively.

Asset Impairment Charges

In accordance with SFAS 144, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

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

As of November 30, 2008, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30, 2008, for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exists. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We also updated our forecasted cash flows of the reporting units during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Additionally, based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas security surveillance equipment operations) reporting unit exceeded its fair value. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value.

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

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, PromoPath, the online marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. PromoPath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of PromoPath in accordance with SFAS 141, Business Combinations, was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, in accordance with SFAS 144, we recorded an impairment charge of approximately $1.4 million representing the net book value of the PromoPath customer relationship intangible asset at June 30, 2008.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill at both March 31, 2009 and December 31, 2008 was $6.9 million. There can be no assurance that future tests of goodwill impairment will not result in impairment charges. Also see Note 3. Other Intangible Assets and Note 11, Asset Impairment Charges.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. In accordance with SFAS 142, our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Estimating future cash requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty.  Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives. Amortization of other intangible assets from continuing operations was approximately $104,000 and $147,000 for the three months ended March 31, 2009 and 2008, respectively. Also see Note 11. Asset Impairment Charges.

Insurance

The Company insures for auto, general liability, and certain workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end.  The Company’s participation in the captive insurance program is secured by a letter of credit in the amount of $566,684 at March 31, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities.  Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At March 31, 2009,  the Company did not have any significant unrecognized tax benefits.

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $61,000 and $181,000 for the three months ended March 31, 2009 and 2008, respectively.

Income taxes paid, including discontinued operations, was approximately $56,000 and $9,900 for the three months ended March 31, 2009 and 2008, respectively.

Noncash investing and financing activity of the Company within discontinued operations includes the recording of a $750,000 note receivable recorded as part of the consideration received from the sale of the Company’s San Antonio, Texas car washes during the three months ended March 31, 2009. Additionally, the Company sold its Florida car washes in the three months ended March 31, 2008 and simultaneously paid down related mortgages of approximately $4.2 million.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place.  The Company’s costs of coupon advertising within its Car Wash Segment are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months.  Prepaid advertising costs was $14,000 and $30,000 at March 31, 2009 and December 31, 2008, respectively.  Advertising expense was approximately $236,000 and $264,000 for the three months ended March 31, 2009 and 2008, respectively.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of products. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it produces and sells, primarily to installing dealers, system integrators, distributors, retailers and end users.  Other products in our Security Segment include, but are not limited to, less-than-lethal Mace® defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and security monitors.  The main marketing channels for our products are industry shows and publications, catalogs, internet and sales through telephone orders. Revenues generated for the three months ended March 31, 2009 for the Security Segment were comprised of approximately 29% from our professional electronic surveillance operation in Florida, 19% from our consumer direct electronic surveillance operations, 20% from our machine vision camera and video conferencing equipment operation in Texas, and 32% from our personal defense and law enforcement operation in Vermont.

Digital Media Marketing

Prior to June 2008, our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. After June 2008, we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment is now essentially an online e-commerce business.

Our e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the Internet. We reach our customers predominately through online advertising on third party promotional websites. Before discontinuing PromoPath, Linkstar also marketed products on promotional websites operated by PromoPath. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a Dead Sea spa product line  (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com) and Knockout, an acne product (www.knockoutmyacne.com).  We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

PromoPath, our online affiliated marketing company, secured customer acquisitions or leads for advertising clients principally using promotional internet sites offering free gifts. Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. PromoPath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover® credit cards and Bertelsmann Group. PromoPath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company discontinued marketing PromoPath’s online marketing services to third party customers. PromoPath’s primary mission is now focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar.

Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2009, were approximately $3.0 million, consisting of $3.0 million from our e-commerce division and $6,567 from our online marketing division.

Car Wash

At March 31, 2009, we owned full service and self-service car wash locations in Texas.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  Revenues generated for the three months ending March 31, 2009 for the Car and Truck Wash Segment were comprised of approximately 55% from car washing and detailing, 43% from lube and other automotive services, and 2% from fuel and merchandise.  Additionally, our Arizona, Florida, Northeast, Lubbock, Texas, Austin, Texas and San Antonio, Texas region car washes and our truck washes are being reported as discontinued operations, (see Note 5 of the Notes to Consolidated Financial Statements), and accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $1.7 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. Operating income (loss) from discontinued operations was $70,000 and ($724,000) for the three months ended March 31, 2009 and 2008, respectively.

The Company executed a lease-to-sell agreement on December 31, 2005 with Eagle to lease Mace’s five truck washes beginning January 1, 2006 for up to two years. Pursuant to the terms of the agreement, Eagle paid Mace $9,000 per month to lease the Company’s truck washes, and was responsible for all underlying property expenses. On December 31, 2007 Eagle completed the purchase of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note, which has a balance of $886,512 at March 31, 2009, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

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

Direct incremental costs associated with business acquisitions as well as indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred.

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

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $8.5 million at March 31, 2009.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 12.9% at March 31, 2009 and 13.0% at December 31, 2008. The improvements in the Company’s total debt to total capitalization ratio is directly related to routine principal payments on debt.

One of our short-term investments in 2008 was in a hedge fund, namely the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit of the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

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

As of March 31, 2009, we had working capital of approximately $21.2 million. Working capital was approximately $16.0 million at December 31, 2008. Our positive working capital increased by approximately $5.2 million from December 31, 2008 to March 31, 2009, principally due to the sale of  two San Antonio, Texas car washes in the first quarter of 2009, the impact on working capital of our continuing operating losses, the classification at March 31, 2009 of our Austin, Texas car washes as assets and liabilities held for sale, and the reclass from current debt to non-current debt of approximately $1.6 million of 15-year amortizing loans with Chase as a result of these loans being renewed on May 8, 2009. Also see Note 13.  Long Term Debt, Notes Payable and Capital Lease Obligations. Although we expect that we will be successful in paying off the car wash related mortgage debt with proceeds from the sale of the car wash facilities, there can be no assurances that this will occur.

During the three months ended March 31, 2009 and 2008, we made capital expenditures of $23,000 and $91,000 (including $16,000 and $59,000 related to discontinued operations) respectively, within our Car Wash Segment. We believe our current cash and short-term investment balance at March 31, 2009 of $8.5 million, cash flow from operating activities in 2009, and cash generated from the sale of our Car Wash operations will be sufficient to meet our Security, Digital Media Marketing and Car Wash Segment’s capital expenditure and operating funding needs through at least the next twelve months, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $3 million.  In years subsequent to 2009, we estimate that our Car Wash Segment will require annual capital expenditures of $150,000 to $250,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car Wash Segment are necessary to maintain the efficiency and competitiveness of our sites.  If the cash provided from operating activities does not improve in 2009 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $12,000 and $43,000 for the three months ending March 31, 2009 and 2008, respectively. We estimate capital expenditures for the Security Segment at approximately $50,000 to $100,000 for 2009, principally related to technology and facility improvements for warehouse production equipment.

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

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2009 and in years subsequent to 2009. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At March 31, 2009, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases. The amount of capital that we will spend in 2009 and in years subsequent to 2009 is largely dependent on the marketing success we achieve with our video surveillance systems and components. We believe our cash and short-term investments balance of $8.5 million at March 31, 2009, the revolving credit facility, and cash generated from the sale of our car wash operations, will provide for growth in 2009, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $3 million. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance.

During the six months ended December 31, 2008, we implemented Company wide cost savings measures, including a reduction in employees throughout the entire Company, and began a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being located in Texas. Our intended goals of the reorganization are to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services; and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures result in approximately $2.3 million in annualized savings. This program continued through the first quarter of 2009. Through March 31, 2009, we incurred approximately $79,000 in severance costs from employee reductions.

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

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.8 million through March 31, 2009 in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located.  The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”).   The site investigation was focused on whether hazardous substances were being improperly stored.  Subsequent to the investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The Company completed the remediation of the waste during September 2008 within the time allowed by the EPA.  A total cost of approximately $710,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through December 31, 2008. Approximately $594,000 has been paid to date, leaving an accrual balance of $116,000 at March 31, 2009. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

The United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located during February 2008 under a search warrant issued by the U.S. District Court for the District of Vermont.  On May 2, 2008 the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so.  The Company does not expect that any further action will be taken by the U.S. Attorney. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $8.5 million at March 31, 2009, cash flow from operating activities, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and provide for growth in 2009, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $3 million.

In December 2004, the Company announced that it was exploring the sale of its car and truck washes. From December 2005 through March 31, 2009, we sold 37 car washes and five truck washes with total cash proceeds generated of approximately $34.5 million, net of pay-off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment.  If the cash provided from operating activities does not improve in 2009 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At March 31, 2009, we had borrowings, including capital lease obligations, of approximately $6.2 million. We had two letters of credit outstanding at March 31, 2009, totaling $570,364 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at March 31, 2009. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2009.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006.  The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of March 31, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $5.1 million at March 31, 2009, including debt recorded as long-term debt at March 31, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to eight of our car wash facilities as of March 31, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 12.7% of our total revenues for fiscal year 2008 and 15.9% of our total revenue for the three months ended March 31, 2009 would be severely impacted and we may be unable to continue to operate our business.  Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $5.1 million, including debt recorded as long-term debt at March 31, 2009, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2009, includes debt related to discontinued operations and liabilities related to assets held for sale and reflects the renewal on May  8, 2009 of loans maturing in 2009 (in thousands):
	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$6,166	$1,229	$2,483	$1,915	$539
Minimum operating lease payments	3,479	772	1,343	782	582
	$9,645	$2,001	$3,826	$2,697	$1,121

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$–	$–	$–	$–	$–
Standby letters of credit (4)	570	570	–	–	–
	$570	$570	$–	$–	$–

(1)   Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)   Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $227,000.
(3)   The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at March 31, 2009.
(4)   The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at March 31, 2009. Additionally, outstanding letters of credit of $570,364 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $398,000 for the three months ended March 31, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $1.7 million, which included $50,000 in non-cash stock-based compensation charges from continuing operations and $232,000 of depreciation and amortization expense. Cash was also impacted by a decrease in accounts payable of $167,000, an increase in accrued expenses of $302,000 and a decrease in inventory of $1.1 million.

Net cash used in operating activities totaled $2.1 million for the three months ended March 31, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $2.2 million, which included $254,000 in non-cash stock-based compensation charges from continuing operations and $286,000 of depreciation and amortization. Cash was also impacted by a decrease in accounts payable of $417,000, an increase in accrued expenses of $1.1 million, a decrease in accounts receivable of $524,000 and an increase in inventory of $566,000.

Investing Activities.  Cash provided by investing activities totaled approximately $22,000 for the three months ended March 31, 2009, which includes cash used in investing activities from discontinued operations of $16,000, and capital expenditures of $24,000 related to ongoing operations.

Cash provided by investing activities totaled approximately $7.8 million for the three months ended March 31, 2008, which includes cash provided by investing activities from discontinued operations of $7.9 million related to the sale of six car wash sites in the three months ended March 31, 2008.

Financing Activities.  Cash used in financing activities was approximately $332,000 for the three months ended March  31, 2009, which includes $119,000 of routine principal payments on debt from continuing operations, and $168,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $858,000 for the three months ended March 31, 2008, which includes $615,000 of routine principal payments on debt from continuing operations and $243,000 of routine principal payments on debt related to discontinued operations.

Results of Operations for the Three Months Ended March 31, 2009
Compared to the Three Months Ended March 31, 2008

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended March 31,
	2009	2008

Revenues	100%	100%
Cost of revenues	73.4	76.0
Selling, general and administrative expenses	42.8	40.4
Depreciation and amortization	2.7	2.3
Operating loss	(18.9)	(18.7)
Interest expense, net	(0.1)	0.2
Other income	0.1	0.9
Loss from continuing operations before income taxes	(18.9)	(17.6)
Income tax expense	(0.4)	(0.2)
Loss from continuing operations	(19.3)	(17.8)
Income from discontinued operations	0.7	50.2
Net (loss) income	(18.6)%	32.4%

Revenues

Security

Revenues within the Security Segment were approximately $4.2 million and $5.3 million for the three months ended March 31, 2009 and 2008, respectively. Of the $4.2 million of revenues for the three months ended March 31, 2009, $1.2 million, or 29%, was generated from our professional electronic surveillance operation in Florida, $782,000, or 19%, from our consumer direct electronic surveillance equipment operations in Texas, $838,000, or 20%, from our machine vision camera and video conferencing equipment operation in Texas, and $1.3 million, or 32%, from our personal defense operation. Of the $5.3 million of revenues for the three months ended March 31, 2008, $1.9 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $1.0 million, or 19%, from our consumer direct electronic surveillance equipment operation in Texas, $1.3 million, or 25%, from our machine vision camera and video conference equipment operation in Texas, and $1.1 million, or 21%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance operations and our machine vision camera and video conferencing equipment in Texas and professional electronic surveillance operation in Florida, partially offset by an increase in sales in our personal defense operation in Vermont. The decrease in sales of our consumer direct electronic surveillance, machine vision camera and video conference equipment operations, and our professional electronic surveillance operation was due to several factors, including the impact on sales of increased competition, delay in introducing new product lines during 2008 and a reduction in spending by certain of our customers impacted by the deteriorating economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by certain large customers purchasing directly from its main supplier combined with reductions in sales to certain customers with ties to the “big three” domestic automotive manufacturers. The increase in sales of our personal defense operation in Vermont was due to largely to a $266,000, or 34%, increase in Mace® aerosol defense spray sales with increases in sales of our Pepper Gel® product and an overall increase in product sales in both domestic and international markets as we believe customers become increasingly concerned with their personal safety.

Digital Media Marketing

Revenues for the three months ended March 31, 2009 within our Digital Media Marketing Segment were approximately $3.0 million as compared to $5.4 million for the three months ended March 31, 2008, a decrease of $2.4 million, or 44%. Of the $3.0 million of revenues for the three months ended March 31, 2009, $3.0 million related to our e-commerce division and $6,567 related to our online marketing division. Of the $5.4 million of revenues for the three months ended March 31, 2008, $4.4 million related to our e-commerce division and $1.0 million related to our online marketing division. The reduction in revenues within our e-commerce division of $1.4 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products and the ExtremeBriteWhite teeth whitening product. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing PromoPath’s online marketing services to external customers in June of 2008.

Car Wash Services

Revenues for the three months ended March 31, 2009 were $1.4 million as compared to $1.6 million for the three months ended March 31, 2008, a decrease of approximately $189,000, or 12%. This decrease was primarily attributable to a reduction in volume which negatively affected car wash, detailing and lube and other automotive service revenues. Of the $1.4 million of revenues for the three months ended March 31, 2009, $751,000, or 55%, was generated from car wash and detailing, $585,000, or 43%, from lube and other automotive services, and $32,000, or 2%, from fuel and merchandise sales. Of the $1.6 million of revenues for the three months ended March 31, 2008, $867,000, or 56%, was generated from car wash and detailing, $642,000, or 41%, from lube and other automotive services, and $48,000, or 3%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2009 was principally due to a slight reduction in car wash volumes in the Texas market with the sale of a Dallas, Texas car wash in October 2008 and the closure of three unprofitable car washes in 2008, combined with a decline in average wash and detailing revenue per car from $16.51 in the three months ending March 31, 2008 to $15.84 in the three months ended March 31, 2009.

Cost of Revenues

Security

During the three months ended March 31, 2009, cost of revenues was $2.9 million, or 70% of revenues, as compared to $3.9 million, or 74% of revenues, for the three months ended March 31, 2008.

Digital Media Marketing

Cost of revenues for the three months ended March 31, 2009 and 2008 within our Digital Media Marketing Segment were approximately $2.1 million, or 70% of revenues, and $4.0 million, or 74% of revenues, respectively.

Car Wash Services

Cost of revenues for the three months ended March 31, 2009 was $1.2 million, or 89% of revenues, with car washing and detailing costs at 99% of revenues, lube and other automotive services costs at 78% of revenues, and fuel and merchandise costs at 69% of revenues.  Cost of revenues for the three months ended March 31, 2008 was $1.4 million, or 90% of revenues, with car washing and detailing costs at 100% of revenues, lube and other automotive services costs at 76% of revenues, and fuel and merchandise costs at 90% of revenues. This increase in car wash and detailing costs as a percent of revenues in 2008 was the result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2009 were $3.7 million compared to $5.0 million for the same period in 2008, a decrease of approximately $1.3 million, or 26%. SG&A expenses as a percent of revenues were 43% for the three months ended March 31, 2009 as compared to 40% for the same period in 2008. The decrease in SG&A costs is primarily the result of  implementation of corporate wide cost savings measures in the last six months of 2008 and early 2009, including a reduction in employees throughout the entire Company. The cost savings in particular were realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $140,000, partially as a result of our reduced sales levels and partially as a result of our consolidation efforts to reduce SG&A costs as noted above. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing PromoPath’s online marketing services to external customers.  SG&A expenses of Linkstar decreased from $1.3 million in the three months ended March 31, 2008 to $708,000 in the three months ended March 31, 2009.  In addition to these cost savings measures, we also noted a reduction in non-cash compensation expense from continuing operations from approximately $253,600 in the three months ended March 31, 2008 to $50,000 in the three months ended March 31, 2009.

Depreciation and Amortization

Depreciation and amortization totaled $232,000 for the three months ended March 31, 2009, compared to $286,000 for the same period in 2008. The decrease in depreciation and amortization expense was attributable to the impairment of the Linkstar intangible asset relating to customer relationships which was impaired at June 30, 2008.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2009 was $(5,000), compared to interest income, net of interest expense of $22,000 for the three months ended March 31, 2008.

Other Income

Other income for the three months ended March 31, 2009 was $9,000, compared to $111,000 for the three months ended March 31, 2008.  The 2008 other income includes $96,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $40,000 and $25,000 in the three months ended March 31, 2009 and  2008, respectively. Income tax expense reflects the recording of income taxes at an effective rate of approximately (2)% in 2009 and (1)% in 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2008 as reported on our Form 10-K for the year ended December 31, 2008.

Nearly 100% of the Company’s debt at March 31, 2009, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2009. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $73,000 in 2009.

Item 4T.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009 required by Rule 13a-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  The arbitrators, who will decide claims of the parties, have scheduled hearing dates in the fall of 2009. Discovery in the Arbitration Proceeding has not been concluded. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

Mr. Paolino has demanded that the Company pay Mr. Paolino’s costs of defending the Company’s $1,000,000 counterclaim that was filed in the Arbitration Proceeding. The Company has refused Mr. Paolino’s letter demand for indemnification. Mr. Paolino on March 30, 2009, filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify Mr. Paolino’s defense costs. The Indemnity Complaint alleges that the Company is obligated to pay for Mr. Paolino’s defense of the Company’s counterclaim under Article 6, Section 6.01 of the Company’s Bylaws. The Company intends to move the Chancery Court for dismissal of Mr. Paolino’s Indemnity Complaint.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (“DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A which protects Mr. Paolino against a “retaliatory termination.”  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (“Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino.  Mr. Paolino has filed objections to the Findings.  As a result of the objections, an Administrative Law Judge set a date for a “de novo” hearing on Mr. Paolino’s claims.  A “de novo hearing” is a proceeding where evidence is presented to the Administrative Law Judge and the Administrative Law Judge rules on the claims based on the evidence presented at the hearing.  Upon the motion of Mr. Paolino, the de novo hearing and the claims made in the DOL Complaint have been stayed pending the conclusion of the Arbitration Proceeding.  The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Though the Company is confident in prevailing, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

On May 8, 2008, Car Care, Inc., a wholly-owned subsidiary of the Company (“Car Care”), as well as the Company’s former Northeast region car wash manager and four former general managers of the four Northeast region car washes that were searched in March 2006, were each indicted by the U.S. Attorney for the Eastern District of Pennsylvania with one felony count of conspiracy to defraud the government, harboring illegal aliens and identity theft. To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government to plead guilty to the one count of conspiracy charged in the indictment. Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations for the three months ended March 31, 2008, as prescribed by SFAS No. 5, Accounting for Contingencies. The Company was not named in the indictment and will not be charged. The Company fully cooperated with the government in its investigation of this matter.

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

Item 1A.  Risks Factors

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. As a result of slowing domestic economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, and other challenges currently affecting the domestic economy, our customers have reduced their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposal personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals has resulted in a significant reduction in our customers’ spending for our products and services. During the first quarter of 2009, our revenues from continuing operations declined $3.7 million or 30% from our revenues from continuing operations in the first quarter of 2008.  To the extent our customers reduce their spending for the remainder 2009, this reduction in spending could have a material adverse effect on our operations. If the economic slowdown continues for a significant period or there is significant further deterioration in the economy, our results of operations, financial position and cash flows will be materially adversely affected.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes.  Our capital requirements also include working capital for daily operations and capital for equipment purchases.  Although we had positive working capital of $21.2 million as of March 31, 2009, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by approximately $5.2 million from December 31, 2008 to March 31, 2009 principally due to the sale of our two San Antonio, Texas car washes in the first quarter of 2009, the impact on working capital of our continuing operating losses, the classification at March 31, 2009 of our Austin, Texas car washes as assets and liabilities held for sale, and  the reclass from current debt to non-current debt of approximately $1.6 million of 15-year amortizing loans with Chase as a result of these loans being renewed on May  8, 2009.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that in the current economic climate we will be able to sell our remaining car washes.

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

Our liquidity could be adversely effected if we are required to repay a redemption we received from Victory Fund, Ltd. One of our short-term investments in 2008 was in a hedge fund, namely the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, a receiver (“Receiver”) was appointed in a civil case that was initiated by the Securities and Exchange Commission, Plaintiff (“SEC”), versus, Arthur Nadel, Scoop Capital, LLC, Scoop Management, Inc., (“Defendants”), and Scoop Real Estate, L.P., Valhalla Investment Partners, L.P., Valhalla Management, Inc., Victory IRA Fund, Ltd, Victory Fund, Ltd, Viking IRA Fund, LLC, Viking Fund, LLC, and Viking Management, LLC, (“Relief Defendants”), Case No. 8:09-cv-87-T-26TBM in the United States District Court for the Middle District of Florida, Tampa Division (“Court”).  The SEC alleged that Arthur Nadel defrauded investors in the Victory Fund, LLC and the other Relief Defendants by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The Receiver has been directed by the Court to (i) administer and manage the business affairs, funds, assets, and any other property of the Defendants and Relief Defendants; (ii) marshall and safeguard the assets of the Defendants and Relief Defendants; (iii) investigate the manner in which the affairs of the Defendants and Relief Defendants were conducted and institute such legal proceedings for the benefit of the Defendants and Relief Defendants and their investors and creditors as the Receiver deems necessary and (iv) take whatever actions are necessary for the protection of the investors. One of the actions the Receiver may take on behalf of all investors is to attempt to “claw back” redemptions and distributions made by the hedge funds to their investors and use the returned funds to pay the expenses of the Receiver and for a pro-rata distribution to all investors.  No “claw back” action has been filed to date and, if filed we would oppose such an action. If we are required by the Court to pay back the $1,000,000 redemption we received, our liquidity would be adversely affected.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt.  Our bank debt borrowings as of March 31, 2009 were $6.2 million, including borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to eight of our car wash facilities at March 31, 2009). Our most significant borrowings are secured notes payable to Chase in the amount of $5.1 million.  We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to eight of our car wash facilities at March 31, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 12.7% of our total revenues for the fiscal 2008 and 15.9% of out total revenues for the three months ended March 31, 2009, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations and which can cause our loans to be accelerated.  Our secured notes payable to Chase total $5.1 million, $1.8 million of which was classified as non-current debt at March 31, 2009. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements contain an express prohibition on incurring additional debt without the approval of the lender. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with a Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants at March 31, 2009.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $566,684 at March 31, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Many states have and other states  have stated an intention to enact laws (“electronic recycling laws”)  requiring manufacturers of certain electronic products to pay annual registration fees and have recycling plans in place for electronic products sold at retail such as televisions, computers, and monitors.  If the electronic recycling laws are applied to us, the sale of monitors by us may become prohibitively expensive.  Our Security Segment sells monitors as part of the video security surveillance packages we market.  The video security  surveillance packages consist of cameras, digital video recorders and video monitors.  We have taken the position with many states that our monitors are security monitors and are not subject to the laws they have enacted which generally refer to computer monitors. If we have to pay registration fees and have recycling plans for the monitors we sell, it may be prohibitively expensive to offer monitors as part of our security surveillance packages.  The inability to offer monitors at a competitive price will place us at a competitive disadvantage.

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

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup), Eternal Minerals (Dead Sea spa products), Extreme BriteWhite (a teeth whitening product) and Knockout (an acne product) are relatively new.  We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We could lose our listing on the NASDAQ Global Market if our stock price remains below $1.00 for 30 consecutive days, after the $1.00 minimum bid rule is reinstated.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing price of $0.97 at the close of the market on May 11, 2009. The NASDAQ Global Market rule requires that listed stock is subject to delisting if its price falls below $1.00 and for 30 consecutive days remains below $1.00. The delisting rule has been suspended through July 19, 2009.  If the rule is reinstated on July 20, 2009, we may be subject to being delisted from the NASDAQ Global Market, if our stock remains below $1.00 for 30 consecutive days after July 20, 2009.  Upon delisting from the NASDAQ Global Market, our stock would be traded on the Nasdaq Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the NASDAQ Global Market.  If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market.  Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the Nasdaq Capital Market (together “Nasdaq-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than Nasdaq-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 to January 31, 2009	-	-	-	$1,753,000

February 1 to February 28, 2009	28,601	0.79	28,601	$1,731,000

March 1 to March 31, 2009	31,300	0.72	31,300	$1,708,000

Total	59,901	0.75	59,901

(1)     On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of March 31, 2009,  245,309 shares had been repurchased under this program at an aggregate cost of approximately $292,000.

Item 5.  Other Information

On May 8, 2009, the U.S. Attorney for the Eastern District of Pennsylvania filed a one count Information charging Robert Kramer, the Registrant’s General Counsel, and the former Chief Operating Officer of the Registrant’s car wash operations, with a Class B misdemeanor of engaging in a pattern or practice of continuing to employ at least 50 undocumented aliens in the United States. This charge resulted from the employment of certain workers at car washes owned by Car Care, Inc., a subsidiary of the Registrant, with the constructive knowledge of Mr. Kramer, according to the Information. Mr. Kramer and the U.S. Attorney have entered into a plea agreement pursuant to which Mr. Kramer will plead guilty to the Class B misdemeanor based on constructive knowledge. No sentencing date has been set.

Item 6.  Exhibits

(a)          Exhibits:
10.37
Amendment to Credit Agreement dated May 1, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc. and Colonial Full Service Car Wash, Inc.  are not being filed).

10.38
Note Modification Agreement between the Company , its subsidiary - Colonial Full Service Car Wash,  Inc., and Chase, in the original amount of $2,216,000 extended to April 20, 2011. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amounts and extension dates of the Modification Agreements, are not being filed in the original amounts of $1,970,000 (extended to April 21, 2011) $984,000 (extended to April 20, 2011 and $380,000 (extended to May 6, 2011)).

10.39	Modification, Renewal, and Extension of Note, Liens and Credit Agreement dated May 8, 2009 between the Company, its subsidiary, Mace Security Products Inc. and Chase.
10.40
Stock Purchase Agreement, dated April 7, 2009, by and among Mace Security International, Inc., CSSS, Inc., David Keays, and Bradley Keays and related Amendment 1 to Stock Purchase Agreement dated April 30, 2009.

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

Mace Security International, Inc.

BY:	/s/ Dennis R. Raefield
Dennis Raefield, Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:   May 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.37
Amendment to Credit Agreement dated May 1, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc. and Colonial Full Service Car Wash, Inc. are not being filed).

10.38
Note Modification Agreement between the Company , its subsidiary - Colonial Full Service Car Wash,  Inc., and Chase, in the original amount of $2,216,000 extended to April 20, 2011. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amounts and extension dates of the Modification Agreements, are not being filed in the original amounts of $1,970,000 (extended to April 21, 2011) $984,000 (extended to April 20, 2011 and $380,000 (extended to May 6, 2011)).

10.39	Modification, Renewal, and Extension of Note, Liens and Credit Agreement dated May 8, 2009 between the Company, its subsidiary, Mace Security Products Inc. and Chase.
10.40
Stock Purchase Agreement, dated April 7, 2009, by and among Mace Security International, Inc., CSSS, Inc., David Keays, and Bradley Keays and related Amendment 1 to Stock Purchase Agreement dated April 30, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 20
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.