Form 10-Q
period 2009-06-30
MACE SECURITY INTERNATIONAL INC
filed 2009-08-12
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NO: 0-22810
MACE SECURITY INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	03-0311630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044
(Address of Principal Executive Offices) (Zip code)

Registrant's Telephone Number, including area code:  (267) 317-4009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 the (“ Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of August 10, 2009, there were 16,285,377 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended June 30, 2009

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets – June 30, 2009 (Unaudited) and
December 31, 2008	1

Consolidated Statements of Operations (Unaudited) for the three months
ended June 30, 2009 and 2008	3

Consolidated Statements of Operations (Unaudited) for the six months
ended June 30, 2009 and 2008	4

Consolidated Statement of Stockholders’ Equity (Unaudited) for the
six months ended June 30, 2009	5

Consolidated Statements of Cash Flows (Unaudited) for the six months
ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	36

Item 4T - Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	37

Item 1A - Risk Factors	37

Item 2 - Unregistered Sales of Securities and Use of Proceeds	47

Item 5 - Other Information	48

Item 6 - Exhibits	48

Signatures	48

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,816	$8,314
Short-term investments	973	1,005
Accounts receivable, less allowance for doubtful accounts of $743 and $760 in 2009 and 2008, respectively	1,900	1,852
Inventories	5,827	7,743
Prepaid expenses and other current assets	1,592	1,994
Assets held for sale	11,657	4,680
Total current assets	26,765	25,588
Property and equipment:
Land	3,154	6,874
Buildings and leasehold improvements	7,897	12,642
Machinery and equipment	4,924	5,332
Furniture and fixtures	529	511
Total property and equipment	16,504	25,359
Accumulated depreciation and amortization	(5,764)	(7,164)
Total property and equipment, net	10,740	18,195

Goodwill	7,869	6,887
Other intangible assets, net of accumulated amortization of $1,488 and $1,472 in 2009 and 2008, respectively	4,039	3,449
Other assets	1,626	917
Total assets	$51,039	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$402	$2,502
Accounts payable	2,142	2,287
Income taxes payable	286	350
Deferred revenue	106	131
Accrued expenses and other current liabilities	3,832	2,649
Liabilities related to assets held for sale	3,799	1,644
Total current liabilities	10,567	9,563

Long-term debt, net of current portion	1,713	2,306
Capital Lease obligations, net of current position	143	-
Other liabilities	481	-

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 16,285,377 in 2009 and 2008, respectively	163	163
Additional paid-in capital	94,214	94,161
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(56,077)	(51,147)
	38,299	43,172
Less treasury stock at cost, 190,934 shares at June 30, 2009 and 5,532 shares at December 31, 2008	(164)	(5)
Total stockholders’ equity	38,135	43,167
Total liabilities and stockholders’ equity	$51,039	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended June 30,
	2009	2008
Revenues:
Security	$4,458	$5,555
Digital media marketing	2,758	5,472
Car wash	1,298	1,843
	8,514	12,870
Cost of revenues:
Security	3,186	4,121
Digital media marketing	1,883	3,700
Car wash	1,216	1,563
	6,285	9,384

Selling, general and administrative expenses	4,179	4,739
Depreciation and amortization	252	284
Asset impairment charges	1,282	2,608

Operating loss	(3,484)	(4,145)

Interest (expense) income, net	(16)	26
Other income	44	108
Loss from continuing operations before income taxes	(3,456)	(4,011)

Income tax expense	40	25
Loss from continuing operations	(3,496)	(4,036)
Income from discontinued operations, net of tax of $0 in 2009 and 2008	164	107
Net loss	$(3,332)	$(3,929)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.21)	$(0.25)
Income from discontinued operations	0.01	0.01
Net loss	$(0.20)	$(0.24)

Weighted average shares outstanding:
Basic	16,285,377	16,465,253
Diluted	16,285,377	16,465,253

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Six Months Ended June 30,
	2009	2008
Revenues:
Security	$8,636	$10,841
Digital media marketing	5,804	10,917
Car wash	2,666	3,402
	17,106	25,160
Cost of revenues:
Security	6,128	8,015
Digital media marketing	4,025	7,745
Car wash	2,437	2,967
	12,590	18,727

Selling, general and administrative expenses	7,856	9,701
Depreciation and amortization	484	570
Asset impairment charges	1,282	2,608
Operating loss	(5,106)	(6,446)

Interest (expense) income, net	(21)	48
Other income	53	220
Loss from continuing operations before income taxes	(5,074)	(6,178)

Income tax expense	80	50
Loss from continuing operations	(5,154)	(6,228)
Income from discontinued operations, net of tax of $0 in 2009 and 2008	224	6,272
Net (loss) income	$(4,930)	$44
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.31)	$(0.38)
Income from discontinued operations	0.01	0.38
Net (loss) income	$(0.30)	$-

Weighted average shares outstanding:
Basic	16,285,377	16,465,253
Diluted	16,285,377	16,465,253

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2008	16,285,377	$163	$94,161	$(5)	$(51,147)	$(5)	$43,167
Stock-based compensation expense (see note 6)	-	-	53	-	-		53
Purchase of treasury stock	-	-	-	-	-	(159)	(159)
Unrealized gain on short-term investments	-	-	-	4	-	-	4
Net loss	-	-	-	-	(4,930)	-	(4,930)
Total comprehensive loss	-	-	-	-	-	-	(4,926)
Balance at June 30, 2009	16,285,377	$163	$94,214	$(1)	$(56,077)	$(164)	$38,135

The accompanying notes are an integral
part of this consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net (loss) income	$(4,930)	$44
Income from discontinued operations, net of tax	224	6,272
Loss from continuing operations	(5,154)	(6,228)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	484	571
Stock-based compensation (see Note 6)	53	291
Provision for losses on receivables	98	118
Loss on sale of property and equipment	7	7
Asset impairment charge	1,282	2,608
Gain on short-term investments	-	(186)
Changes in operating assets and liabilities:
Accounts receivable	(34)	488
Inventories	1,790	(358)
Prepaid expenses and other assets	619	582
Accounts payable	68	(1,233)
Deferred revenue	(17)	(126)
Accrued expenses	(49)	722
Income taxes payable	(110)	(52)
Net cash used in operating activities-continuing operations	(963)	(2,796)
Net cash provided by (used in) operating activities-discontinued operations	65	(853)
Net cash used in operating activities	(898)	(3,649)
Investing activities
Acquisition of business, net of cash acquired	(1,721)	-
Purchase of property and equipment	(185)	(251)
Proceeds from sale of property and equipment	71	1
Proceeds from sale of short-term investments	31	-
Payments for intangibles	(20)	(13)
Net cash used in investing activities-continuing operations	(1,824)	(263)
Net cash (used in) provided by investing activities-discontinued operations	(26)	7,867
Net cash (used in) provided by investing activities	(1,850)	7,604
Financing activities
Payments on long-term debt	(256)	(742)
Payments to repurchase stock	(159)	-
Net cash used in financing activities-continuing operations	(415)	(742)
Net cash used in financing activities-discontinued operations	(335)	(394)
Net cash used in financing activities	(750)	(1,136)
Net (decrease) increase in cash and cash equivalents	(3,498)	2,819
Cash and cash equivalents at beginning of period	8,314	8,103
Cash and cash equivalents at end of period	$4,816	$10,922
The accompanying notes are an integral
part of these consolidated financial statement.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, selling consumer safety and personal defense products, as well as electronic surveillance and monitoring products; the Digital Media Marketing Segment, selling consumer products on the internet; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs).  The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 and the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures. The Company’s remaining car wash operations as of June 30, 2009 were located in Texas. As of June 30, 2009, the results for the Florida, Austin, Texas, San Antonio, Texas and the Lubbock, Texas car wash regions have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 5. Discontinued Operations and Assets Held for Sale.

2.	New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”)  issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141R-1”), which amends and clarifies SFAS No. 141R. FSP FAS 141R-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in SFAS No. 141, Business Combinations. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 did not have a significant impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard effective with this interim report for the period ending June 30, 2009. The Company has performed an evaluation of subsequent events through August 12, 2009, which is the date the financial statements were issued. During this period we did not have any material recognizable subsequent events. We did, however, have non-recognizable subsequent events by selling a cell tower easement located at one of the Company’s Arlington, Texas car wash properties on July 31, 2009 and by entering into an extension agreement with respect to the Company’s Austin, Texas car washes. See Note 4, Business Acquisitions and Divestitures, regarding the cell tower easement sale and the car wash sale agreement extension.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not change current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our Consolidated Financial Statements.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$515	$201	$465	$164
Customer lists	1,824	574	1,184	654
Product lists	590	295	590	266
Software	883	282	883	208
Patent costs	23	-	16	-
Tradename	70	4	-	-
Deferred financing costs	137	132	231	180
Total amortized intangible assets	4,042	1,488	3,369	1,472
Non-amortized intangible assets:
Trademarks-Security Segment	1,007	-	1,074	-
Trademarks-Digital Media Marketing Segment	478	-	478	-
Total non-amortized intangible assets	1,485	-	1,552	-
Total intangible assets	$5,527	$1,488	$4,921	$1,472

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2009	$451
2010	$493
2011	$452
2012	$387
2013	$277

Amortization expense of other intangible assets, net of discontinued operations, was approximately $120,000 and $147,000 for the three months ended June 30, 2009 and 2008 and $224,000 and $295,000 for the six months ended June 30, 2009 and 2008, respectively. The weighted average useful life of amortizing intangible assets was 5.0 years at June 30, 2009.

4.	Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all the outstanding common stock of Central Station Security Systems, Inc. (“CSSS”) from CSSS’s shareholders. The Company paid approximately $3.7 million consisting of $1.7 million in cash at closing, potential additional payments up to $1.4 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $888,000 of which is recorded in accrued expenses and other current liabilities and $481,000 which is recorded as other non-current liabilities at June 30, 2009, and the assumption of approximately $590,000 of liabilities. CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000. Customer relationships, tradename and the non-compete agreement, were assigned a life of fifteen, three, and five years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141(R), Business Combinations.

Divestitures

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

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes. The sale price of the car washes was $1.0 million, resulting in a loss of approximately $7,000. The sale price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs.

On January 15, 2009, the Company entered into an agreement of sale for two of the three car washes it owns in Austin, Texas for a sale price of $6.0 million. The net book value of these two car washes is approximately $5.3 million. Additionally, on April 6, 2009, the Company entered into an agreement of sale for the third of the three car washes we own in Austin, Texas for a sale price of $3.2 million. The net book value of this car wash is approximately $2.6 million. The closing date for these car washes has been extended to August 31, 2009 at the buyer’s request in exchange for the release of deposit monies to the Company totaling $240,000. No assurance can be given that these transactions will be consummated.

On May 5, 2009, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $2.95 million. The net book value of this car wash is approximately $2.8 million. The agreement to sell the Arlington, Texas car wash was terminated by the buyer through exercise of a contingency clause.

On May 11, 2009, the Company entered into an agreement of sale for a Lubbock, Texas car wash for a sale price of $800,000. The net book value of this car wash is approximately $750,000.  Additionally, on May 18, 2009, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $979,000. The net book value of this car wash is approximately $925,000. These transactions are subject to customary closing conditions, including a general due diligence period. No assurance can be given that these transactions will be consummated.

On July 31, 2009, the Company sold a cell tower easement located at one of the Company’s Arlington, Texas car wash properties for a sales price of $292,000.

5.     Discontinued Operations and Assets Held for Sale

The Company follows the guidance within SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, in reviewing the carrying value of our long-lived assets held and used, and our assets to be disposed of, for possible impairment when events and circumstances warrant such a review. We also follow the criteria within the guidance of SFAS 144 in determining when to reclass assets to be disposed of to assets and related liabilities held for sale as well as when an operation disposed of or to be disposed of is classified as a discontinued operation in the statements of operations and the statements of cash flows.

The Company entered into two separate agreements on November 8, 2007 and November 19, 2007 to sell five of its six full service car washes and a third agreement in January 2008 to sell its final car wash in the Sarasota, Florida area. All six Florida car washes were sold from January 4, 2008 to March 3, 2008.

Additionally, on May 17, 2008 and June 30, 2008, the Company entered into two separate agreements to sell two of its three full service car washes in Lubbock, Texas for total cash consideration of $3.66 million. Additionally, on August 7, 2008, the Company entered into an agreement to sell a full service car wash in Arlington, Texas for total cash consideration of $3.6 million. The agreements to sell the two Lubbock, Texas car washes and the Arlington, Texas car wash were terminated by the buyers through the exercise of contingency clauses. The Company received $10,700 in cancellation payments from the buyers’ exercise of the contingency clauses. Also, as noted above, the Company entered into agreements of sale for the three car washes it owns in Austin, Texas.

Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Florida, San Antonio, Texas, Lubbock, Texas and our Austin, Texas car washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $1.6 million and $3.0 million for the three months ended June 30, 2009 and 2008 and $3.3 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively.  Operating income (loss) from discontinued operations was $166,000 and $132,000 for the three months ended June 30, 2009 and 2008 and $236,000 and $(593,000) for the six months ended June 30, 2009 and 2008, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of June 30, 2009

	Fort Worth, Texas	Lubbock, Texas	Austin, Texas	Total

Assets held for sale:

Inventory	$52	$128	$43	$223
Property, plant and equipment, net	933	2,605	7,856	11,394
Intangible Assets	-	-	40	40
Total assets	$985	$2,733	$7,939	$11,657

Liabilities related to assets held for sale:

Current portion of long-term debt	$191	$206	$486	$883
Long-term debt, net of current portion	302	751	1,863	2,916
Total liabilities	$493	$957	$2,349	$3,799

	As of December 31, 2008

	Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total

Assets held for sale:

Inventory	$51	$126	$-	$177
Property, plant and equipment, net	927	2,599	977	4,503
Total assets	$978	$2,725	$977	$4,680

Liabilities related to assets held for sale:

Current portion of long-term debt	$589	$201	$-	$790
Long-term debt, net of current portion	-	854	-	854
Total liabilities	$589	$1,055	$-	$1,644

6.	Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company follows SFAS 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is recognized as compensation expense on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $2,700 and $52,800 for the three and six months ended June 30, 2009, ($2,700 in SG&A expense in the three month period and $52,800 in the six month period) and $37,100 and $293,500 for the three and six months ended June 30, 2008, ($36,900 in SG&A expense and $200 in discontinued operations in the three month period and $290,900 in SG&A expense and $2,600 in the discontinued operations in the six month period).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Expected term years	10	10	10	10

Risk-free interest rate	2.75%	3.51% to 3.91%	2.75% to 3.21%	3.51% to 3.91%
Volatility	48.6%	46%	48.6%	46%
Dividend yield	0%	0%	0%	0%
Forfeiture Rate	30%	11% to 31%	30%	11% to 31%

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior five years, to correspond with the Company’s focus on the Security Segment.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

During the six months ended June 30, 2009 and 2008, the Company granted 103,000 and 497,500 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.47 and $0.95 per share for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense is $155,300, which has a weighted average period to be recognized of approximately 1.1 years.

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

7.     Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2009, for continuing operations are as follows: 2010 - $1.0 million; 2011 - $873,000; 2012 - $843,000; 2013 - $619,000; 2014- $308,000 and thereafter - $509,000.  Rental expense under these leases was $305,000 and $291,000 for the three months ended June 30, 2009 and 2008 and $537,000 and $534,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space related to its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases.  During the three months ending June 30, 2009 and 2008, revenues under these leases were approximately $20,000 and $27,000, respectively and $52,000 and $40,000 for the six months ended June 30, 2009 and 2008, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

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

Certain of the Company’s executive officers have entered into employee stock option agreements pursuant to which options issued to them shall immediately vest upon a change in control of the Company.

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

Mr. Paolino has demanded that the Company pay Mr. Paolino’s costs of defending the Company’s $1,000,000 counterclaim that was filed in the Arbitration Proceeding. The Company has refused Mr. Paolino’s letter demand for indemnification. Mr. Paolino on March 30, 2009, filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify Mr. Paolino’s defense costs. The Indemnity Complaint alleges that the Company is obligated to pay for Mr. Paolino’s defense of the Company’s counterclaim under Article 6, Section 6.01 of the Company’s Bylaws. The Company has filed a motion with the Chancery Court for dismissal of Mr. Paolino’s Indemnity Complaint.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A , which protects Mr. Paolino against a “retaliatory termination”.  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (the “Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino.  Mr. Paolino has filed objections to the Findings.  As a result of the objections, an Administrative Law Judge set a date for a “de novo” hearing on Mr. Paolino’s claims.  A “de novo hearing” is a proceeding where evidence is presented to the Administrative Law Judge and the Administrative Law Judge rules on the claims based on the evidence presented at the hearing.  Upon the motion of Mr. Paolino, the de novo hearing and the claims made in the DOL Complaint have been stayed pending the conclusion of the Arbitration  Proceeding.  The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Although the Company is confident that it will prevail, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

As previously disclosed, on May 8, 2008, Car Care, Inc.  (“Car Care”), a defunct subsidiary of the Company that owned four of the Company’s Northeast region car washes,  the Company’s former Northeast region car wash manager and four former general managers of four Northeast region car washes, were each indicted with and pled guilty to one felony count of conspiracy to defraud the government, harboring illegal aliens and identity theft.  To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment.  Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008, as prescribed by SFAS No.5, Accounting for Contingencies. The Company was not named in the indictment and, according to the plea agreement, will not be charged.  The Company fully cooperated with the government in its investigation of this matter.

During January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 44,000 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  The Company has not received any comments from the EPA regarding the final report. A total estimated cost of approximately $710,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2008. This amount represents management’s best estimate of probable loss, as defined by SFAS No. 5, Accounting for Contingencies. Approximately $594,000 has been paid to date, leaving an accrual balance of $116,000 at June 30, 2009 for estimated EPA costs.

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

Selected financial information for each reportable segment from continuing operations is as follows:

	Security	Digital Media Marketing	Car Wash	Corporate Functions(1)	Total
Three months ended June 30, 2009
Revenues from external customers	4,458	2,758	1,298	-	8,514
Segment operating (loss) income	(842)	175	(149)	(1,386)	(2,202)
Segment assets (2)	16,486	8,578	14,318	-	39,382
Goodwill	1,982	5,887	-	-	7,869
Capital expenditures	147	-	12	2	161

Six months ended June 30, 2009
Revenues from external customers	8,636	5,804	2,666	-	17,106
Segment operating (loss) income	(1,229)	316	(263)	(2,648)	(3,824)
Capital expenditures	159	-	19	7	185

Three months ended June 30, 2008
Revenues from external customers	5,555	5,472	1,843	-	12,870
Segment operating (loss) income	(578)	317	(13)	(1,263)	(1,537)
Segment assets (2)	17,630	11,134	35,989	-	64,753
Goodwill	1,344	6,887	-	-	8,231
Capital expenditures	117	6	32	-	155

Six months ended June 30, 2008
Revenues from external customers	10,841	10,917	3,402	-	25,160
Segment operating (loss) income	(1,303)	351	(151)	(2,735)	(3,838)
Capital expenditures	160	23	65	3	251

A reconciliation of operating income for reportable segments to total reported operating loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total operating loss for reportable segments	$(2,202)	$(1,537)	$(3,824)	$(3,838)

Asset impairment charges	(1,282)	(2,608)	(1,282)	(2,608)

Total reported operating loss	$(3,484)	$(4,145)	$(5,106)	$(6,446)

(1)  Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.
(2)   Segment assets exclude assets held for sale.

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

10.   Income Taxes

The Company recorded income tax expense of $40,000 and $25,000 from continuing operations in the three months ended June 30, 2009 and 2008 and $80,000 and $50,000 for continuing operations in the six months ended June 2009 and 2008, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (1.6)% in 2009 and (0.8)% in 2008. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three or six month periods ended June 30, 2009 and 2008.

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At June 30, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the six months ended June 30, 2009 and 2008 is insignificant and when incurred is reported as interest expense.

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

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market valuation of this property, with a current listing of this facility for sale at a price of $1,750,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value.

In the second quarter of 2009, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which exceeded the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009.

Discontinued Operations

We closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value. Additionally, during the quarter ending December 31, 2008, we closed a full-service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000 during the quarter ending December 31, 2008. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

12.   Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. We also began leasing in November 2008, on a month-to-month basis through May 2009, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Rent expense under this lease was $34,728 and $31,728 for the three months ending June 30, 2009 and 2008 and $70,656 and $63,456 for the six months ended June 30, 2009 and 2008, respectively. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

13.   Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2009, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $6.1 million, substantially all of which is secured by mortgages against certain of our real property.  Of such borrowings, approximately $4.2 million, including $3.8 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from June 30, 2009. On May 8, 2009, the Company entered into Amendments to its Business Loan Agreements with JP Morgan Chase Bank, N.A. (“Chase”) to renew four car wash mortgages which were up for periodic renewal from June 2009 through October 2009, and a mortgage on the Company’s Farmers Branch, Texas warehouse facility up for periodic renewal in September 2009. These loans, classified as current at December 31, 2008, were renewed by Chase for a two- year period for the four car washes and a three- year period for the Farmers Branch, Texas warehouse facility. Accordingly, certain of these loans were classified to long-term debt at June 30, 2009, with certain loans classified as Liabilities related to assets held for sale.

We have two letters of credit outstanding at June 30, 2009 totaling $570,364 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at June 30, 2009. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2009.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to Chase, in the amount of $4.9 million, $1.7 million of which was classified as non-current debt at June 30, 2009.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an express prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of June 30, 2009, our warehouse and office facility in Farmers Branch, Texas and eight car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirement was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan  agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of June 30, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $4.9 million at June 30, 2009, including debt recorded as long-term debt at June 30, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to eight of our car wash facilities as of June 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 14.6% of our total revenues for fiscal year 2008 and 15.6% of our total revenues for the six months ended June 30, 2009, would be severely impacted and we may be unable to continue to operate our business.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accrued compensation	$613	$534

Accrued acquisition consideration	888	-

Other	2,331	2,115

	$3,832	$2,649

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (Loss) income	$(3,332)	$(3,929)	$(4,930)	$44
Denominator:
Denominator for basic earnings per share-weighted-average shares	16,285,377	16,465,253	16,285,377	16,465,253
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share-weighted-average shares	16,285,377	16,465,253	16,285,377	16,465,253
Basic and diluted (loss) income per share	$(0.20)	$(0.24)	$(0.30)	$-

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 3,230 and 90,884, for the three months ended June 30, 2009 and 2008 and 2,261 and 175,228 for the six months ended June 30, 2009 and 2008, respectively.

16.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in amount. Through June 30, 2009, the Company purchased 370,810 shares on the open market, at a total cost of approximately $406,000 with 190,934 shares included in treasury stock at June 30, 2009.

17.  Florida Security Division

As previously disclosed, in April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company. In January 2009, we recovered $41,510 of funds from an investment account of the former divisional controller where certain of the embezzled funds were deposited. The recovered funds were reported as a component of operating income in the first quarter of 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this report on Form 10-Q.

Forward-Looking Statements

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Revenue from the Company’s Security Segment is recognized when shipments are made or security monitoring services are provided, or for export sales when title has passed. Shipping and handling charges and costs of  $134,000 and $191,000 for the three months ending June 30, 2009 and 2008 and $281,000 and $339,000 for the six months ended June 30, 2009 and 2008, respectively are included in cost of revenues. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales consistent with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records revenue based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the e-commerce division of  the Company’s Digital Media Marketing Segment of $161,000 and $366,000 are included in cost of revenues for the three months ended June 30, 2009 and 2008 and $357,000 and $821,000 for the six months ended June 30, 2009 and 2008, respectively. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

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

Short-Term Investments

At June 30, 2009, the Company had approximately $973,000 of short-term investments classified as available for sale in one broker account consisting of certificates of deposit. A cumulative unrealized loss, net of tax, of approximately $1,000 is included as a separate component of equity in Accumulated Other Comprehensive Income at June 30, 2009.

On June 18, 2008, we requested redemption of a short-term investment in a hedge fund, namely the Victory Fund, Ltd. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748. On October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) as of January 1, 2008 for financial assets and liabilities and January 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets. In general, the Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did not adjust any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the three months ended June 30, 2009. Although the adoption of  SFAS No. 157 did not materially impact our financial condition, results of operations or cash flows, additional disclosures about fair value measurements are required.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at June 30, 2009	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$973	$973	$-	$-

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method for security, e-commerce and car care products. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.   The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $132,000 and $137,000  for the three months ended June 30, 2009, and 2008 and $260,000 and $275,000 for the six months ended June 30, 2009 and 2008, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $36,000 and $50,000 in the three months ended June 30, 2009 and 2008 and $65,000 and $97,000 in the six months ended June 30, 2009 and 2008, respectively.

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

As of November 30, 2008, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30, 2008, for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exist. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We also updated our forecasted cash flows of the reporting units during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas security surveillance equipment operations) reporting unit exceeded its fair value. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value.

With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  The resulting implied goodwill was $(5.9) million; accordingly, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009.

As noted above, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which exceeded the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill was $7.9 million and $6.9 million at June 30, 2009 and December 31, 2008, respectively. There can be no assurance that future tests of goodwill impairment will not result in impairment charges. Also see Note 3. Other Intangible Assets and Note 11, Asset Impairment Charges.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. In accordance with SFAS 142, our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Estimating future cash requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty.  Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives. Amortization of other intangible assets from continuing operations was approximately $120,000 and $147,000 for the three months ended June 30, 2009 and 2008 and $224,000 and $295,000 for the six months ended June 30, 2009 and 2008, respectively. Also see Note 11. Asset Impairment Charges.

Insurance

The Company insures for auto, general liability, and certain workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to participating in the captive insurance program, the Company set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end.  The Company’s participation in the captive insurance program is secured by a letter of credit in the amount of $566,684 at June 30, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities.  Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At June 30, 2009,  the Company did not have any significant unrecognized tax benefits.

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $68,000 and $126,000 for the three months ended June 30, 2009 and 2008 and $129,000 and $307,000 for the six months ended June 30, 2009 and 2008, respectively.
Income taxes paid, including discontinued operations, was approximately $120,000 and $80,000 for the three months ended June 30, 2009 and 2008 and $176,000 and $111,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place.  The Company’s costs of coupon advertising within its Car Wash Segment are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months.  Prepaid advertising costs was $4,000 and $30,000 at June 30, 2009 and December 31, 2008, respectively.  Advertising expense was approximately $235,000 and $313,000 for the three months ended June 30, 2009 and 2008 and $393,000 and $583,000 for the six months ended June 30, 2009 and 2008, respectively.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of security products and provides wholesale security monitoring. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it sells, primarily to installing dealers, system integrators, distributors, retailers and end users.  Other products in our Security Segment include, but are not limited to, less-than-lethal Mace® defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and security monitors.  The main marketing channels for our products are industry shows and publications, catalogs, internet and sales through telephone orders. Revenues generated for the six months ended June 30, 2009 for the Security Segment were comprised of approximately 27% from our professional electronic surveillance operation in Florida, 17% from our consumer direct electronic surveillance operations, 20% from our machine vision camera and video conferencing equipment operation in Texas, 29% from our personal defense and law enforcement operation in Vermont, and 7% from our wholesale security monitoring operation.

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

Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2009, were approximately $5.8 million, consisting of $5.79 million from our e-commerce division and $12,000 from our online marketing division.

Car Wash

At June 30, 2009, we owned full service and self-service car wash locations in Texas.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise within the car wash facilities.  Revenues generated for the six months ending June 30, 2009 for the Car and Truck Wash Segment were comprised of approximately 54% from car washing and detailing, 43% from lube and other automotive services, and 3% from fuel and merchandise.  Additionally, our Florida, Lubbock, Texas, Austin, Texas and our San Antonio, Texas region car washes are being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $1.6 million and $3.0 million for the three months ended June 30, 2009 and 2008 and $3.3 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively. Operating income (loss) from discontinued operations was $166,000 and $132,000 for the three months ended June 30, 2009 and 2008 and $236,000 and $(593,000) for the six months ended June 30, 2009 and 2008, respectively.

On December 31, 2007, we completed the sale of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note, which has a balance of $881,490 at June 30, 2009, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

The majority of revenues from our Car Wash Segment are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable.

Cost of Revenues

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, raw material costs, and telecommunication costs related to our wholesale monitoring operation. Product warranty costs related to the Security Segment are mitigated in that a portion of customer product warranty claims are covered by the supplier through repair or replacement of the product associated with the warranty claim.

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

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $5.8 million at June 30, 2009.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 13.7% at June 30, 2009 and 13.0% at December 31, 2008.

One of our short-term investments in 2008 was in a hedge fund, namely the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit of the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000. One of the actions the Receiver may take on behalf of all investors is to attempt to “claw back” redemptions and distributions made by the hedge funds to their investors and use the returned funds to pay the expenses of the Receiver and for a pro-rata distribution to all investors.  No “claw back” action has been filed to date. We have received a letter from the Receiver stating that the Receiver does not intend to claw back the $1 million we were paid based on the fact that our original investment was $2 million. If we are required by the Court to pay back the $1,000,000 redemption we received, our liquidity would be adversely affected.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security and Digital Media Marketing Segment. We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of June 30, 2009, we had working capital of approximately $16.2 million. Working capital was approximately $16.0 million at December 31, 2008.

During the six  months ended June 30, 2009 and 2008, we made capital expenditures of $45,000  and $148,000 (including $26,000 and $83,000 related to discontinued operations) respectively, within our Car Wash Segment.

Capital expenditures for our Security Segment were $159,000 and $160,000 for the six months ending June 30, 2009 and 2008, respectively. We estimate capital expenditures for the remainder of 2009 for the Security Segment at approximately $25,000 to $50,000,  principally related to technology and warehouse facility improvements.

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

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2009 and in years subsequent to 2009. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At June 30, 2009, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases.

The amount of capital that we will spend in 2009 and in years subsequent to 2009 on all our businesses is largely dependent on the profitability of our businesses. Until our businesses start generating positive cash flow, we have been dependent on car wash sales for liquidity. We believe our cash and short-term investments balance of $5.8 million at June 30, 2009, the revolving credit facility, and cash generated from the sale of our car wash operations will be sufficient to meet capital expenditure and fund operating needs through at least the next twelve months while continuing to satisfy our debt covenant requirement with Chase. Our debt covenant requires us to maintain a total unencumbered cash and marketable securities balance of $3 million. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance. If the cash provided from operating activities does not improve in 2009 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

During the six months ended December 31, 2008 and throughout 2009, we implemented Company wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being relocated from Texas to Florida during the third quarter of 2009. Our  goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services; and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures result in approximately $2.3 million in annualized savings. This program continued through the second quarter of 2009. Through June 30, 2009, we incurred approximately $102,000 in severance costs from employee reductions.

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

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.84 million through June 30, 2009 in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located.  The Company does not own the building or land and leases 44,000 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”).   The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The Company completed the remediation of the waste during September 2008 within the time allowed by the EPA.  A total cost of approximately $710,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through December 31, 2008. Approximately $594,000 has been paid to date, leaving an accrual balance of $116,000 at June 30, 2009. The initial accrual of $285,000 recorded at December 31, 2007 was increased by $380,000 in the first quarter and $65,000 in the second quarter due to there being more hazardous waste to dispose of than originally estimated, increased cost estimates for additional EPA requirements in handling and oversight related to disposing of the hazardous waste, and the cost of obtaining additional engineering reports requested by the EPA. The accrual for waste disposal was decreased by $27,000 in the third quarter when the final hazardous materials and waste were disposed of and the actual cost of disposal of the waste was determined and increased by $7,000 in the fourth quarter due to the actual cost of preparing final engineering reports exceeding original estimated costs.

In December 2004, the Company announced that it was exploring the sale of its car washes. From December 2005 through June 30, 2009, we sold 37 car washes and five truck washes with total cash proceeds generated of approximately $34.5 million, net of pay-off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment.  If the cash provided from operating activities does not improve in 2009 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At June 30, 2009, we had borrowings, including capital lease obligations, of approximately $6.1 million. We had two letters of credit outstanding at June 30, 2009, totaling $570,364 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at June 30, 2009. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2009.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006.  The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of June 30, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $4.9 million at June 30, 2009, including debt recorded as long-term debt at June 30, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to eight of our car wash facilities as of June 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 12.7% of our total revenues for fiscal year 2008 and 14.6% of our total revenue for the six months ended June 30, 2009 would be severely impacted and we may be unable to continue to operate our business.  Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to further default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should continue to occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $4.9 million, including debt recorded as long-term debt at June 30, 2009, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2009, includes capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale and reflects the renewal on May 8, 2009 of loans maturing in 2009 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$5,868	$1,239	$2,424	$1,698	$507
Capital Lease Obligations	189	46	100	43	-
Minimum operating lease payments	4,189	1,037	1,716	927	509
	$10,246	$2,322	$4,240	$2,668	$1,016

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$–	$–	$–	$–	$–
Standby letters of credit (4)	570	570	–	–	–
	$570	$570	$–	$–	$–

(1)   Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)   Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $243,000.
(3)   The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at June 30, 2009.
(4)   The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at June 30, 2009. Additionally, outstanding letters of credit of $570,364 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $898,000 for the six months ended June 30, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $5.2 million offset partially by a reduction in inventories of $1.8 million, depreciation and amortization expense of $484,000, asset impairment charges of $1.3 million, and a decrease in prepaid expenses and other assets of $619,000.

Net cash used in operating activities totaled $3.6 million for the six months ended June 30, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $6.2 million, which included $291,000 in non-cash stock-based compensation charges from continuing operations and $571,000 of depreciation and amortization. Cash was also impacted by a decrease in accounts payable of $1.2 million, an increase in accrued expenses of $722,000, a decrease in accounts receivable of $488,000 and an increase in inventory of $358,000.

Investing Activities.  Cash used in investing activities totaled approximately $1.9 million for the six months ended June 30, 2009, which includes $1.7 million in consideration for the acquisition of CSSS, Inc. and capital expenditures of $185,000 related to ongoing operations.

Cash provided by investing activities totaled approximately $7.6 million for the six months ended June 30, 2008, which includes cash provided by investing activities from discontinued operations of $7.9 million related to the sale of six car wash sites in the six months ended June 30, 2008.

Financing Activities.  Cash used in financing activities was approximately $750,000 for the six months ended June 30, 2009, which includes $256,000 of routine principal payments on debt from continuing operations, $335,000 of routine principal payments on debt related to discontinued operations, and $159,000 for the purchase of treasury stock.

Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2008, which includes $742,000 of routine principal payments on debt from continuing operations and $394,000 of routine principal payments on debt related to discontinued operations.

Results of Operations for the Six Months Ended June 30, 2009
Compared to the Six Months Ended June 30, 2008
The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Six months Ended June 30,
	2009		2008

Revenues	100%		100%
Cost of revenues	73.6		74.4
Selling, general and administrative expenses	45.9		38.5
Depreciation and amortization	2.8		2.3
Asset impairment charges	7.5		10.4
Operating loss	(29.8)		(25.6)
Interest (expense) income, net	(0.1)		0.2
Other income	0.3		0.9
Loss from continuing operations before income taxes	(29.6)		(24.5)
Income tax expense	(0.5)		(0.2)
Loss from continuing operations	(30.1)		(24.7)
Income from discontinued operations	1.3		24.9
Net (loss) income	(28.8	) %	0.2%

Revenues

Security

Revenues within the Security Segment were approximately $8.6 million and $10.8 million for the six months ended June 30, 2009 and 2008, respectively. Of the $8.6 million of revenues for the six months ended June 30, 2009, $2.3 million, or 27%, was generated from our professional electronic surveillance operation in Florida, $1.5 million, or 17%, from our consumer direct electronic surveillance equipment operations in Texas, $1.8 million or 20%, from our machine vision camera and video conferencing equipment operation in Texas, $2.4 million, or 29%, from our personal defense operation, and $594,000, or 7% from our wholesale security monitoring operation. Of the $10.8 million of revenues for the six months ended June 30, 2008, $3.9 million, or 36%, was generated from our professional electronic surveillance operation in Florida, $1.9 million, or 18%, from our consumer direct electronic surveillance equipment operation in Texas, $2.7 million, or 25%, from our machine vision camera and video conference equipment operation in Texas, and $2.3 million, or 21%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our professional electronic surveillance operation in Florida, our consumer direct electronic surveillance and our industrial machine vision camera and video conferencing equipment in Texas partially offset by an increase in our personal defense operations in Vermont and revenues of our wholesale security monitoring operation acquired in April 2009. The decrease in sales of our professional electronic surveillance operation in Florida, our consumer direct electronic surveillance and industrial machine vision camera and video conference equipment operations in Texas was largely a result of increased competition and a reduction in spending by certain of our customers impacted by the deteriorating economy. The Company’s industrial machine vision camera and video conferencing equipment operations continue to be impacted by competition and a reductions in sales to certain customers with ties to the “big three” domestic automotive manufacturers. The increase of approximately $142,000 in revenues in our personal defense operation was largely a result of an increase in Mace® aerosol defense spray sales with an increase in sales of our PepperGel® product, sales from the introduction of new products such as our Mace Pepper Gun®, and an overall increase in product sales in both domestic and international markets as we believe customers become increasingly concerned with their personal safety.

Digital Media Marketing

Revenues for the six months ended June 30, 2009 within our Digital Media Marketing Segment were approximately $5.8 million as compared to $10.9 million for the six months ended June 30, 2008, a decrease of $5.1 million, or 47%. Of the $5.8 million of revenues for the six months ended June 30, 2009, $5.79 million related to our e-commerce division and $12,000 related to our online marketing division. Of the $10.9 million of revenues for the six months ended June 30, 2008, $8.8 million related to our e-commerce division and $2.1 million related to our online marketing division. The reduction in revenues within our e-commerce division of $3.0 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products and the ExtremeBriteWhite teeth whitening product. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing Promopath’s online marketing services to external customers in June 2008.

Car Wash Services

Revenues for the six months ended June 30, 2009 were $2.7 million as compared to $3.4 million for the six months ended June 30, 2008, a decrease of $736,000, or 22%. Of the $2.7 million of revenues for the six months ended June 30, 2009, $1.4 million, or 54%, was generated from car wash and detailing, $1.1 million, or 43%, from lube and other automotive services, and $88,000, or 3%, from fuel and merchandise sales. Of the $3.4 million of revenues for the six months ended June 30, 2008, $1.9 million, or 55%, was generated from car wash and detailing, $1.3 million, or 39%, from lube and other automotive services, and $180,000, or 6%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2009 was principally due to a decline in car wash volumes of 25,000 cars, or 22%, in the first six months of 2009 as compared to the first six months of 2008, including a car wash volume reduction of 11,500 cars from the closure and divestiture of a Texas car wash location in October  2008 included in continuing operations. Additionally, the Company experienced a slight decline in average wash and detailing revenue per car from $16.61 in the first six months of 2008 to $16.18 in the same period in 2009.

Cost of Revenues

Security

During the six months ended June 30, 2009, cost of revenues was $6.1 million, or 71% of revenues, as compared to $8.0 million, or 74% of revenues, for the six months ended June 30, 2008.

Digital Media Marketing

Cost of revenues for the six months ended June 30, 2009 and 2008 within our Digital Media Marketing Segment were approximately $4.0 million, or 69% of revenues, and $7.7 million, or 71% of revenues, respectively.

Car Wash Services

Cost of revenues for the six months ended June 30, 2009 were $2.4 million, or 91% of revenues, with car washing and detailing costs at 100% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 9% of respective revenues.  Cost of revenues for the six months ended June 30, 2008 were $3.0 million, or 87% of revenues, with car washing and detailing costs at 95% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 86% of respective revenues. This increase in car wash costs as a percent of revenues in 2009 was the result of the reduction in car wash volumes and an increase in the cost of labor as a percentage of car wash and detailing revenues from 55% in 2008 to 57.6% in 2009.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2009 were $7.9 million compared to $9.7 million for the same period in 2008, a decrease of approximately $1.8 million, or 19%. SG&A expenses as a percent of revenues were 46% for the six months ended June 30, 2009 as compared to 39% for the same period in 2008. The decrease in SG&A costs is primarily the result of implementation of corporate wide cost savings measures in the last six months of 2008 and early 2009, including a reduction in employees throughout the entire Company. The cost savings in particular were realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $203,000, partially as a result of our reduced sales levels and partially as a result of our consolidation efforts to reduce SG&A costs as noted above. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing Promopath’s online marketing services to external customers.  SG&A expenses of Linkstar decreased from $2.6 million in the six months ended June 30, 2008 to $1.4 million in the six months ended June 30, 2009.  In addition to these cost savings measures, we also noted a reduction in non-cash compensation expense from continuing operations from approximately $291,000 in the six months ended June 30, 2008 to $53,000 in the six months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization totaled $484,000 for the six months ended June 30, 2009, compared to $570,000 for the same period in 2008. The increase in depreciation and amortization expense was related to amortization expense on Linkstar  and CSSS acquired intangible assets.

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

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market valuation of this property, with a current listing of this facility for sale at a price of $1,750,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value.

We conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million exceeded the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2009 was $21,000, compared to interest income, net of interest expense of $48,000 for the six months ended June 30, 2008. The Company experienced a decrease in interest expense of approximately $97,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments and repayment of debt related to car wash sales, as well as a decrease in interest income of approximately $166,000 with the Company’s decrease in cash and cash equivalents.

Other Income

Other income for the six months ended June 30, 2009 was $53,000, compared to $220,000 for the six months ended June 30, 2008. The 2008 other income includes $180,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $80,000 and $50,000 in the six months ended June 30, 2009 and 2008, respectively. Tax expense (benefit) reflects the recording of income taxes at an effective rate of approximately (1.6)% in 2009 and (0.8)% in 2008.

Results of Operations for the Three Months Ended June 30, 2009
Compared to the Three Months Ended June 30, 2008

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended June 30,
	2009	2008

Revenues	100%	100%
Cost of revenues	73.8	72.9
Selling, general and administrative expenses	49.1	36.8
Depreciation and amortization	3.0	2.2
Asset impairment charges	15.1	20.3
Operating loss	(41.0)	(32.2)
Interest (expense) income, net	(0.2)	0.2
Other income	0.5	0.8
Loss from continuing operations before income taxes	(40.7)	(31.2)
Income tax expense	(0.5)	(0.2)
Loss from continuing operations	(41.2)	(31.4)
Income from discontinued operations	1.9	0.8
Net loss	(39.3)%	(30.6)%

Revenues

Security

Revenues within the Security Segment were approximately $4.5 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively. Of the $4.5 million of revenues for the three months ended June 30, 2009, $1.1 million, or 25%, was generated from our professional electronic surveillance operation in Florida, $704,000 or 16%, from our consumer direct electronic surveillance equipment operations in Texas, $917,000, or 20%, from our machine vision camera and video conferencing equipment operation in Texas, $1.1 million, or 25%, from our personal defense operation, and $594,000, or 14% from our wholesale security monitoring operation. Of the $5.6 million of revenues for the three months ended June 30, 2008, $2.0 million, or 37%, was generated from our professional electronic surveillance operation in Florida, $904,000, or 16%, from our consumer direct electronic surveillance equipment operation in Texas, $1.4 million, or 25%, from our machine vision camera and video conference equipment operation in Texas, and $1.2 million, or 22%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance operations and our machine vision camera and video conferencing equipment in Texas our professional electronic surveillance operation in Florida and our personal defense operation in Vermont, partially offset by revenues of our wholesale security monitoring operation acquired in April 2009. The decrease in sales of our consumer direct electronic surveillance, machine vision camera and video conference equipment operations, and our professional electronic surveillance operation was due to several factors, including the impact on sales of increased competition, delay in introducing new product lines and a reduction in spending by certain of our customers impacted by the deteriorating economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by certain large customers purchasing directly from its main supplier combined with reductions in sales to certain customers with ties to the “big three” domestic automotive manufacturers. The decrease in sales of our personal defense operation in Vermont was due largely to a $65,000, or 45%, decrease in the sale of OEM parts. Mace® aerosol defense spray sales remain strong in both domestic and international markets as we believe customers become increasingly concerned with their personal safety.

Digital Media Marketing

Revenues for the three months ended June 30, 2009 within our Digital Media Marketing Segment were approximately $2.8 million as compared to $5.5 million for the three months ended June 30, 2008, a decrease of $2.7 million, or 50%. Of the $2.8 million of revenues for the three months ended June 30, 2009, $2.75 million related to our e-commerce division and $5,000 related to our online marketing division. Of the $5.5 million of revenues for the three months ended June 30, 2008, $4.4 million related to our e-commerce division and $1.1 million related to our online marketing division. The reduction in revenues within our e-commerce division of $1.65 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products and the ExtremeBriteWhite teeth whitening product. Sales within our e-commerce division were also negatively impacted by an increase in credit card decline rates as the recession continues. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing Promopath’s online marketing services to external customers in June of 2008.

Car Wash Services

Revenues for the three months ended June 30, 2009 were $1.3 million as compared to $1.8 million for the three months ended June 30, 2008, a decrease of approximately $545,000, or 30%. This decrease was primarily attributable to a reduction in volume which negatively affected car wash, detailing and lube and other automotive service revenues. Of the $1.3 million of revenues for the three months ended June 30, 2009, $687,000, or 53%, was generated from car wash and detailing, $557,000, or 43%, from lube and other automotive services, and $54,000, or 4%, from fuel and merchandise sales. Of the $1.8 million of revenues for the three months ended June 30, 2008, $1.0 million, or 55%, was generated from car wash and detailing, $691,000, or 38%, from lube and other automotive services, and $132,000, or 7%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2009 was principally due to a reduction in car wash volumes including the impact of the sale of a Dallas, Texas car wash in October 2008 combined with a slight decline in average wash and detailing revenue per car from $16.69 in the three months ending June 30, 2008 to $16.56 in the three months ended June 30, 2009.

Cost of Revenues

Security

During the three months ended June 30, 2009, cost of revenues was $3.2 million, or 71% of revenues, as compared to $4.1 million, or 74% of revenues, for the three months ended June 30, 2008.

Digital Media Marketing

Cost of revenues for the three months ended June 30, 2009 and 2008 within our Digital Media Marketing Segment were approximately $1.9 million, or 68% of revenues, and $3.7 million, or 68% of revenues, respectively.

Car Wash Services

Cost of revenues for the three months ended June 30, 2009 was $1.2 million, or 94% of revenues, with car washing and detailing costs at 105% of revenues, lube and other automotive services costs at 79% of revenues, and fuel and merchandise costs at 105% of revenues.  Cost of revenues for the three months ended June 30, 2008 was $1.6 million, or 85% of revenues, with car washing and detailing costs at 90% of revenues, lube and other automotive services costs at 77% of revenues, and fuel and merchandise costs at 84% of revenues. This increase in car wash and detailing costs as a percent of revenues in 2008 was the result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2009 were $4.2 million compared to $4.7 million for the same period in 2008, a decrease of approximately $560,000, or 12%. SG&A expenses as a percent of revenues were 49% for the three months ended June 30, 2009 as compared to 37% for the same period in 2008. The decrease in SG&A costs is primarily the result of implementation of corporate wide cost savings measures in the last six months of 2008 through June 30, 2009, including a reduction in employees throughout the entire Company. The cost savings in particular were realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $63,000, partially as a result of our reduced sales levels and partially as a result of our consolidation efforts to reduce SG&A costs as noted above. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing Promopath’s online marketing services to external customers.  SG&A expenses of Linkstar decreased from $1.4 million in the three months ended June 30, 2008 to $644,000 in the three months ended June 30, 2009.  In addition to these cost savings measures, we also noted a reduction in non-cash compensation expense from continuing operations from approximately $37,000 in the three months ended June 30, 2008 to $2,600 in the three months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization totaled $252,000 for the three months ended June 30, 2009, compared to $284,000 for the same period in 2008. The decrease in depreciation and amortization expense was attributable to the impairment of the Linkstar intangible asset relating to the Promopath customer relationships which were impaired at June 30, 2008.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2009 was $(16,000), compared to interest income, net of interest expense of $26,000 for the three months ended June 30, 2008.

Other Income

Other income for the three months ended June 30, 2009 was $44,000, compared to $108,000 for the three months ended June 30, 2008.  The 2008 other income includes $96,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $40,000 and $25,000 in the three months ended June 30, 2009 and  2008, respectively. Income tax expense reflects the recording of income taxes at an effective rate of approximately (1.2)% in 2009 and (0.6)% in 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2008 as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Nearly 100% of the Company’s debt at June 30, 2009, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at June 30, 2009. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $70,000 in 2009.

Item 4T.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009 required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings can be found in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.  Risks Factors

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. As a result of the recession, the credit market crisis, declining consumer and business confidence, increased unemployment, and other challenges currently affecting the domestic economy, our customers have reduced their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposal personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals has resulted in a significant reduction in our customers’ spending for our products and services. During the first six months of 2009, our revenues from continuing operations declined $8.1 million, or 32%, from our revenues from continuing operations in the first six months of 2008.  To the extent our customers reduce their spending for the remainder 2009, this reduction in spending could have a material adverse effect on our operations. If the economic slowdown continues for a significant period or there is significant further deterioration in the economy, our results of operations, financial position and cash flows will be materially adversely affected.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes.  Our capital requirements also include working capital for daily operations and capital for equipment purchases.  Although we had positive working capital of $16.2 million as of June 30, 2009, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our positive working capital increased by approximately $173,000 from December 31, 2008 to June 30, 2009.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that in the current economic climate we will be able to sell our remaining car washes.

Our liquidity could be adversely affected if we do not prevail in the litigation initiated by Louis D. Paolino, Jr.   The Board of Directors of the Company terminated Louis D. Paolino, Jr. as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (the “Arbitration Demand”) filed with the American Arbitration Association in Philadelphia, Pennsylvania (the “Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount.   The Company filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  On June 25, 2008, Mr. Paolino also filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”).  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  Upon the motion of Mr. Paolino, the proceedings relating to the DOL Complaint have been stayed pending the conclusion of the Arbitration Proceeding.  The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding and against the DOL Complaint.  Although the Company is confident that it will prevail, it is not possible to predict the outcome of litigation with any certainty. If the Company does not prevail and significant damages are awarded to Mr. Paolino, such award may severely diminish the Company’s liquidity.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt.  Our bank debt borrowings as of June 30, 2009 were $6.1 million, including capital lease obligations and borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to eight of our car wash facilities at June 30, 2009). Our most significant borrowings are secured notes payable to Chase in the amount of $4.9 million.  We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to eight of our car wash facilities at June 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 12.7% of our total revenues for the fiscal 2008 and 14.6% of out total revenues for the six months ended June 30, 2009, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations and which can cause our loans to be accelerated.  Our secured notes payable to Chase total $4.9 million, $1.7 million of which was classified as non-current debt at June 30, 2009. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements contain an express prohibition on incurring additional debt without the approval of the lender. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants at June 30, 2009.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2008 and in the first six months of 2009. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets under SFAS 142 and non-cash stock-based compensation expense under SFAS 123(R), we may continue to report net losses and negative cash flow in the future.  Additionally, SFAS 142 requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $566,684 at June 30, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

We rely on third party providers for the software   systems and communication connections we use to monitor alarms and video signals; any failure or interruption in products or services provided by these third parties could harm our ability to operate our business. Our central station utilizes third party software and third party phone and internet connections to monitor alarm and video signals. Any financial or other difficulties our providers face may have negative effects on our business.

Shifts in our current and future customers' selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.  Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, some customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land lines to alternatives may mean more existing customers will cancel service with us. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

We face continuing competition and pricing pressure from other companies in our industry and, if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.   We compete with a number of major domestic security monitoring  companies, as well as a large number of smaller, regional competitors. We believe that this competition is a factor in our attrition, limits our ability to raise prices, and, in some cases, requires that we lower prices. Some of our monitoring competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities than we do. In addition, opportunities to take market share using innovative products, services and sales approaches may attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

Loss of customer accounts could materially adversely affect our operations. Our contracts can be terminated on 60 day notice by our customers.  We could experience the loss of accounts as a result of, among other factors:

•	relocation of customers;
•	customers' inability or unwillingness to pay our charges;
•	adverse financial and economic conditions, the impact of which may be particularly acute among our small business customers;
•	the customers' perceptions of value;
•	competition from other alarm service companies;
•	the purchase of our dealers by third parties who choose to monitor elsewhere; and
•
Loss of a large dealer could result in a significant reduction in recurring monthly revenue. Net losses of customer accounts could materially and adversely affect our business, financial condition and results of operations.

Increased adoption of "false alarm" ordinances by local governments may adversely affect our business. An increasing number of local governmental authorities have adopted, or are considering the adoption of, laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

•	requiring permits for the installation and operation of individual alarm systems and the revocation of such permits following a specified number of false alarms;
•	imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;
•	requiring further verification of an alarm signal before the police will respond; and
•	subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

 Enactment of these measures could adversely affect our future business and operations. For example, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services. Our costs to service affected accounts could increase.

Due to a concentration of accounts in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 95% of our recurring monthly revenue (“RMR”) at June 30, 2009 was derived from customers located in California. Additionally, our facilities are located in California.  A major earthquake,  or other environmental disaster in California  could disrupt our ability to serve  customers or render  customers uninterested in continuing to retain us to provide alarm monitoring services.

We could face liability for our failure to respond adequately to alarm activations. The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. In the event of litigation with respect to such matters, however, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

 In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability. We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the industry. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Future government regulations or other standards could have an adverse effect on our operations. Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

 The loss of our Underwriter Laboratories listing could negatively impact our competitive position. Our alarm monitoring center is Underwriters Laboratories ("UL") listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

Risks Related to our Digital Media Marketing Segment

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup), Eternal Minerals (Dead Sea spa products), Extreme- BriteWhite (a teeth whitening product) and Knockout (an acne product) are relatively new.  We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our business could be subject to regulation by foreign countries, new unforeseen laws and unexpected interpretations of existing laws, resulting in an increased cost of doing business.  Due to the global nature of the web, it is possible that, although our transmissions originate in California and Pennsylvania, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

We could lose our listing on the NASDAQ Global Market if our stock price remains below $1.00 for 30 consecutive days, after the $1.00 minimum bid rule is reinstated.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing price of $0.96 at the close of the market on August 10, 2009. The NASDAQ Global Market rule requires that listed stock is subject to delisting if its price falls below $1.00 and for 30 consecutive days remains below $1.00. The delisting rule was suspended through July 31, 2009.  With the rule  reinstated on August 3, 2009, we may be subject to being delisted from the NASDAQ Global Market, if our stock remains below $1.00 for 30 consecutive days after August 3, 2009.  Upon delisting from the NASDAQ Global Market, our stock would be traded on the Nasdaq Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we would be able to regain our listing on the NASDAQ Global Market.  If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market.  Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the Nasdaq Capital Market (together “Nasdaq-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than Nasdaq-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 to April 30, 2009	104,500	$0.90	104,500	$1,614,000
May 1 to May 31, 2009	21,001	0.93	21,001	$1,594,000
June 1 to June 30, 2009	-	-	-	$1,594,000
Total	125,501	$0.91	125,501

(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of June 30, 2009,  370,810 shares had been repurchased under this program at an aggregate cost of approximately $406,000.

Item 5.  Other Information

On May 8, 2009, the U.S. Attorney for the Eastern District of Pennsylvania filed a one count Information charging Robert Kramer, the Registrant’s General Counsel, and the former Chief Operating Officer of the Registrant’s car wash operations, with a Class B misdemeanor of engaging in a pattern or practice of continuing to employ at least 50 undocumented aliens in the United States. This charge resulted from the employment of certain workers at car washes owned by Car Care, Inc., a subsidiary of the Registrant, with the constructive knowledge of Mr. Kramer, according to the Information. Mr. Kramer and the U.S. Attorney have entered into a plea agreement pursuant to which Mr. Kramer has pled guilty to the Class B misdemeanor based on constructive knowledge.

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

DATE:    August 12 , 2009

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