Form 10-Q
period 2009-09-30
MACE SECURITY INTERNATIONAL INC
filed 2009-11-16
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐      Accelerated filer ☐             Non-accelerated filer ☐           Smaller reporting company ☒
                                                                                           (Do not check if a smaller
                                                                                             reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

As of November 16, 2009, there were 16,052,075 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended September 30, 2009

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,543	$8,314
Short-term investments	1,079	1,005
Accounts receivable, less allowance for doubtful accounts of $801 and $760 in 2009 and 2008, respectively	2,435	1,852
Inventories	5,699	7,743
Prepaid expenses and other current assets	2,185	1,994
Assets held for sale	12,088	4,680
Total current assets	27,029	25,588
Property and equipment:
Land	2,374	6,874
Buildings and leasehold improvements	6,407	12,642
Machinery and equipment	5,048	5,332
Furniture and fixtures	536	511
Total property and equipment	14,365	25,359
Accumulated depreciation and amortization	(5,608)	(7,164)
Total property and equipment, net	8,757	18,195

Goodwill	7,869	6,887
Other intangible assets, net of accumulated amortization of $1,608 and $1,472 in 2009 and 2008, respectively	3,935	3,449
Other assets	1,625	917
Total assets	$49,215	$55,036

The accompanying notes are an integral
part of these consolidated financial statements.

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$402	$2,502
Accounts payable	2,747	2,287
Income taxes payable	342	350
Deferred revenue	358	131
Accrued expenses and other current liabilities	4,245	2,649
Liabilities related to assets held for sale	3,136	1,644
Total current liabilities	11,230	9,563

Long-term debt, net of current portion	1,624	2,306
Capital lease obligations, net of current position	132	-
Other liabilities	481	-

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000 issued and outstanding shares-none	-	-

Common stock, $.01 par value: authorized shares-100,000,000 issued and outstanding shares of 16,052,075 at September 30, 2009 and 16,285,377 at December 31, 2008, respectively	161	163
Additional paid-in capital	94,050	94,161
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(58,435)	(51,147)
	35,775	43,172
Less treasury stock at cost, 27,232 shares at September 30, 2009 and 5,532 shares at December 31, 2008	(27)	(5)
Total stockholders’ equity	35,748	43,167
Total liabilities and stockholders’ equity	$49,215	$55,036

The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended September 30,
	2009	2008
Revenues:
Security	$4,821	$5,309
Digital media marketing	2,231	3,355
Car wash	1,175	1,677
	8,227	10,341
Cost of revenues:
Security	3,348	4,004
Digital media marketing	1,772	2,139
Car wash	1,143	1,463
	6,263	7,606

Selling, general and administrative expenses	3,771	4,481
Depreciation and amortization	255	247
Asset impairment charges	150	-

Operating loss	(2,212)	(1,993)

Interest (expense) income, net	(29)	(8)
Other income	1	157
Loss from continuing operations before income taxes	(2,240)	(1,844)

Income tax expense	15	25
Loss from continuing operations	(2,255)	(1,869)
Loss from discontinued operations, net of tax of $0 in 2009 and 2008	(103)	(192)
Net loss	$(2,358)	$(2,061)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.14)	$(0.11)
Loss from discontinued operations	(0.01)	(0.02)
Net loss	$(0.15)	$(0.13)

Weighted average shares outstanding:
Basic	16,191,590	16,465,253
Diluted	16,191,590	16,465,253

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Security	$13,457	$16,151
Digital media marketing	8,035	14,272
Car wash	3,841	5,077
	25,333	35,500
Cost of revenues:
Security	9,477	12,019
Digital media marketing	5,797	9,884
Car wash	3,580	4,430
	18,854	26,333

Selling, general and administrative expenses	11,627	14,182
Depreciation and amortization	739	818
Asset impairment charges	1,432	2,608
Operating loss	(7,319)	(8,441)

Interest (expense) income, net	(50)	40
Other income	55	378
Loss from continuing operations before income taxes	(7,314)	(8,023)

Income tax expense	95	75
Loss from continuing operations	(7,409)	(8,098)
Income from discontinued operations, net of tax of $0 in 2009 and 2008	121	6,082
Net loss	$(7,288)	$(2,016)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.46)	$(0.49)
Income from discontinued operations	0.01	0.37
Net loss	$(0.45)	$(0.12)

Weighted average shares outstanding:
Basic	16,253,765	16,465,253
Diluted	16,253,765	16,465,253

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2008	16,285,377	$163	$94,161	$(5)	$(51,147)	$(5)	$43,167
Stock-based compensation expense (see note 6)	-	-	93	-	-		93
Purchase and retirement of treasury stock, net	(233,302)	(2)	(204)	-	-	(22)	(228)
Unrealized gain on short-term investments	-	-	-	4	-		4
Net loss	-	-	-	-	(7,288)	-	(7,288)
Total comprehensive loss	-	-	-	-	-	-	(7,284)
Balance at September 30, 2009	16,052,075	$161	$94,050	$(1)	$(58,435)	$(27)	$35,748

The accompanying notes are an integral
part of this consolidated  financial statements.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net (loss) income	$(7,288)	$(2,016)
Income from discontinued operations, net of tax	121	6,082
Loss from continuing operations	(7,409)	(8,098)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	739	818
Stock-based compensation (see Note 6)	93	546
Provision for losses on receivables	145	244
(Gain) loss on sale of property and equipment	(18)	7
Asset impairment charge	1,432	2,608
Loss (gain) on short-term investments	4	(259)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(609)	877
Inventories	1,906	(348)
Prepaid expenses and other assets	169	53
Accounts payable	619	(1,568)
Deferred revenue	242	109
Accrued expenses	134	812
Income taxes payable	(41)	(364)
Net cash used in operating activities-continuing operations	(2,594)	(4,563)
Net cash provided by (used in) operating activities-discontinued operations	283	(727)
Net cash used in operating activities	(2,311)	(5,290)
Investing activities
Acquisition of business, net of cash acquired	(1,845)	-
Purchase of property and equipment	(375)	(374)
Proceeds from sale of property and equipment	809	1
Purchase of short-term investments	(74)	(1,070)
Payments for intangibles	(36)	(15)
Net cash used in investing activities-continuing operations	(1,521)	(1,458)
Net cash (used in) provided by investing activities-discontinued operations	(23)	7,849
Net cash (used in) provided by investing activities	(1,544)	6,391
Financing activities
Payments on long-term debt	(388)	(867)
Purchase and retirement of treasury stock, net	(22)	(38)
Net cash used in financing activities-continuing operations	(410)	(905)
Net cash used in financing activities-discontinued operations	(506)	(544)
Net cash used in financing activities	(916)	(1,449)
Net decrease in cash and cash equivalents	(4,771)	(348)
Cash and cash equivalents at beginning of period	8,314	8,104
Cash and cash equivalents at end of period	$3,543	$7,756

The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.   Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in three business segments: the Security Segment, selling consumer safety and personal defense products, as well as electronic surveillance products and security monitoring services; the Digital Media Marketing Segment, selling consumer products on the internet; and the Car Wash Segment, supplying complete car care services (including wash, detailing, lube, and minor repairs).  The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 and the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures. As of September 30, 2009, the results for the Florida; Austin, Texas; San Antonio, Texas; and the Lubbock, Texas car wash regions have been classified as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 5. Discontinued Operations and Assets Held for Sale.

2.   New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the U.S. Securities and Exchange Commission (the “SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009. See Note 4. Business Acquisitions and Divestitures.

In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of the pronouncement did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position for the three and nine months periods ended September 30, 2009.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarter ended June 30, 2009. For the quarter ended September 30, 2009, the Company evaluated subsequent events through November 16, 2009, which is the date the accompanying financial statements were available to be issued. During this period we had recognizable subsequent events by entering into an agreement to sell the Ft. Lauderdale, Florida warehouse building on October 5, 2009 (See Note 5, Discontinued Operations and Assets Held for Sale) and by entering into an amendment on October 9, 2009 to the agreements of sale for the three car washes we own in Austin, Texas  (See Note 4, Business Acquisitions and Divestitures).

3.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreement	$515	$216	$465	$164
Customer lists	1,824	623	1,184	654
Product lists	590	310	590	266
Software	883	319	883	208
Patent costs	23	-	16	-
Tradename	70	10	-	-
Deferred financing costs	137	130	231	180
Total amortized intangible assets	4,042	1,608	3,369	1,472
Non-amortized intangible assets:
Trademarks-Security Segment	1,013	-	1,074	-
Trademarks-Digital Media Marketing Segment	488	-	478	-
Total non-amortized intangible assets	1,501	-	1,552	-
Total intangible assets	$5,543	$1,608	$4,921	$1,472

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2009	$444
2010	$485
2011	$444
2012	$379
2013	$270

Amortization expense of other intangible assets, net of discontinued operations, was approximately $121,000 and $104,000 for the three months ended September 30, 2009 and 2008 and $345,000 and $399,000 for the nine months ended September 30, 2009 and 2008, respectively. The weighted average useful life of amortizing intangible assets was 4.9 years at September 30, 2009.

4.   Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all the outstanding common stock of CSSS from CSSS’s shareholders. The Company paid approximately $3.7 million consisting of $1.7 million in cash at closing, potential additional payments of up to $1.4 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $124,000 which has been paid to date, $846,000 which is recorded in accrued expenses and other current liabilities and $481,000 of which is recorded as other non-current liabilities at September 30, 2009, and the assumption of approximately $590,000 of liabilities. CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000. Customer relationships, tradename and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively. The acquisition was accounted for as a business combination in accordance with the new business combination pronouncement as disclosed in Note 2.

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

On January 15, 2009, the Company entered into an agreement of sale for two of the three car washes it owns in Austin, Texas. The net book value of these two car washes is approximately $5.3 million. Additionally, on April 6, 2009, the Company entered into an agreement of sale for the third of the three car washes it owns in Austin, Texas. The net book value of this car wash is approximately $2.6 million. On October 9, 2009 the agreements of sale were amended, and the purchase price was modified to $8.0 million for the three car washes. Under the amendment to the agreements of sale, $440,000 of deposits were released to the Company and an additional $200,000 has been deposited in escrow. Closing under the amendment is required to occur by November 30, 2009. Although no assurance can be given that these transactions will close, the Company believes that the sale will be consummated on or before November 30, 2009.

On May 5, 2009, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sales price of $2.95 million. The net book value of this car wash is approximately $2.8 million. The agreement to sell the Arlington, Texas car wash was terminated by the buyer through exercise of a contingency clause.

On May 11, 2009, the Company entered into an agreement of sale for a Lubbock, Texas car wash for a sales price of $800,000. The net book value of this car wash is approximately $750,000. The agreement to sell the Lubbock, Texas car wash was terminated by the buyer on August 25, 2009. The Company received $20,000 in cancellation payments from the buyer’s exercise of a contingency clause.

On May 18, 2009, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $979,000. The net book value of this car wash was approximately $925,000. The Company completed the sale of the Arlington, Texas car wash on September 16, 2009. Simultaneously with the sale, $461,000 of cash was used to pay down related mortgage debt. The sale resulted in a net gain of $15,000.

On July 31, 2009, the Company sold a cell tower easement located at one of the Company’s Arlington, Texas car wash properties for a sales price of $292,000. The sale resulted in a net gain of $9,600.

5. Discontinued Operations and Assets Held for Sale

The Company reviews the carrying value of its long-lived assets held and used, and its assets to be disposed of, for possible impairment when events and circumstances warrant such a review. We also follow the criteria within GAAP in determining when to reclass assets to be disposed of to assets and related liabilities held for sale as well as when an operation disposed of or to be disposed of is classified as a discontinued operation in the statements of operations and the statements of cash flows.

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

Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the operations of our Florida; San Antonio, Texas; Lubbock, Texas; and Austin, Texas car washes have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations.

Revenues from discontinued operations were $1.5 million and $2.6 million for the three months ended September 30, 2009 and 2008 and $4.8 million and $7.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Operating (loss) income from discontinued operations was $(106,000)  and $(188,000) for the three months ended September 30, 2009 and 2008 and $131,000 and $(781,000) for the nine months ended September 30, 2009 and 2008, respectively.

On October 5, 2009, the Company entered into an agreement of sale to sell its Ft. Lauderdale, Florida warehouse building for cash consideration of $1.6 million. The sale is subject to customary closing conditions, including a general due diligence period. While the transaction is expected to close prior to December 31, 2009 , no assurance can be given that the sale will be consummated. We recorded an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. The related assets have also been reclassed to assets held for sale at September 30, 2009 (See Note 11. Assets Impairment Charges).

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of September 30, 2009
Assets held for sale:	Lubbock, Texas	Austin, Texas	Ft. Lauderdale, Florida	Total

Inventory	$126	$32	$-	$158
Property, plant and equipment, net	2,604	7,677	1,610	11,891
Intangible Assets	-	39	-	39
Total assets	$2,730	$7,748	$1,610	$12,088

Liabilities related to assets held for sale:

Current portion of long-term debt	$209	$491	$-	$700
Long-term debt, net of current portion	697	1,739	-	2,436
Total liabilities	$906	$2,230	$-	$3,136

	As of December 31, 2008
Assets held for sale:	Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total

Inventory	$51	$126	$-	$177
Property, plant and equipment, net	927	2,599	977	4,503
Total assets	$978	$2,725	$977	$4,680

Liabilities related to assets held for sale: sale:

Current portion of long-term debt	$589	$201	$-	$790
Long-term debt, net of current portion	-	854	-	854
Total liabilities	$589	$1,055	$-	$1,644

6.  Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company recognizes compensation cost relating to share-based payment transactions as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $40,300  and $93,000 for the three and nine months ended September 30, 2009 ($40,300 in selling, general and administrative (“SG&A”) expenses in the three month period and $93,000 in the nine month period) and $255,000 and $548,000 for the three and nine months ended September 30, 2008, ($255,000 in SG&A expenses in the three month period and $545,400 in SG&A expenses and $2,600 in the discontinued operations in the nine month period).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term years	10	10	10	10
Risk-free interest rate	2.75%	3.88%	2.75% to 3.21%	3.51% to 3.91%
Volatility	49%	47%	49%	47%
Dividend yield	0%	0%	0%	0%
Forfeiture Rate	30%	11%	30%	11% to 31%

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

During the nine months ended September 30, 2009 and 2008, the Company granted 353,000 and 887,500 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.57 and $0.95 per share for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, total unrecognized stock-based compensation expense is $261,300, which has a weighted average period to be recognized of approximately 1.2 years.

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

7.   Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of September  30, 2009 for continuing operations are as follows: 2010 - $1.0 million; 2011 - $826,000; 2012 - $775,000; 2013 - $480,000; 2014- $291,000 and thereafter - $436,000.  Rental expense under these leases was $298,000 and $253,000 for the three months ended September 30, 2009 and 2008 and $832,000 and $787,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company subleases a portion of the building space at several of its car wash facilities and its California leased office space related to its Digital Media Marketing Segment either on a month-to-month basis or under cancelable leases.  During the three months ending September 30, 2009 and 2008, revenues under these leases were approximately $5,300 and $28,300, respectively and $57,600 and $68,200 for the nine months ended September 30, 2009 and 2008, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

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

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company defaming Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008  relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  Testimony in the arbitration has been completed, the parties are preparing briefs of their positions and a ruling is expected on or about March 15, 2010, based on the current scheduling order. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

Mr. Paolino has demanded that the Company pay Mr. Paolino’s costs of defending the Company’s $1,000,000 counterclaim that was filed in the Arbitration Proceeding. The Company has refused Mr. Paolino’s letter demand for indemnification. Mr. Paolino on March 30, 2009 filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify Mr. Paolino’s defense costs. The Indemnity Complaint alleges that the Company is obligated to pay for Mr. Paolino’s defense of the Company’s counterclaim under Article 6, Section 6.01 of the Company’s Bylaws. The Company has filed a motion with the Chancery Court for dismissal of Mr. Paolino’s Indemnity Complaint. A hearing on the Company’s motion has been scheduled for the end of November 2009.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A, which protects Mr. Paolino against a “retaliatory termination.”  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (the “Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  The Findings further stated that: (i) the investigation revealed that Mr. Paolino was discharged for non-retaliatory reasons that were unrelated to his alleged protected activity; (ii) Mr. Paolino was discharged because of his failure to comply with a Board directive to reduce costs; (iii) the Board terminated Mr. Paolino’s employment because of his failure to follow its directions and for his failure to reduce corporate overhead and expenses; and (iv) a preponderance of the evidence indicates that the alleged protected activity was not a contributing factor in the adverse action taken against Mr. Paolino.  Mr. Paolino has filed objections to the Findings.  As a result of the objections, an Administrative Law Judge set a date for a “de novo” hearing on Mr. Paolino’s claims.  A “de novo” hearing is a proceeding where evidence is presented to the Administrative Law Judge and the Administrative Law Judge rules on the claims based on the evidence presented at the hearing.  Upon the motion of Mr. Paolino, the de novo hearing and the claims made in the DOL Complaint have been stayed pending the conclusion of the Arbitration Proceeding.  The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Although the Company is confident that it will prevail, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

As previously disclosed, on May 8, 2008, Car Care, Inc.  (“Car Care”), a defunct subsidiary of the Company that owned four of the Company’s Northeast region car washes,  the Company’s former Northeast region car wash manager and four former general managers of four Northeast region car washes, were each indicted with and pled guilty to one felony count of conspiracy to defraud the government, harboring illegal aliens and identity theft.  To resolve the indictment, Car Care entered into a written Guilty Plea Agreement on June 23, 2008 with the government, to plead guilty to the one count of conspiracy charged in the indictment.  Under this agreement, on June 27, 2008, Car Care paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of the four car washes. A charge of $600,000 was recorded as a component of income from discontinued operations as of March 31, 2008. The Company was not named in the indictment and, according to the plea agreement, will not be charged.  The Company fully cooperated with the government in its investigation of this matter.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. A total estimated cost of approximately $711,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2008. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid to date, leaving an accrual balance of $115,000 at September 30, 2009 for estimated EPA costs.

In addition to the EPA site investigation, the United States Attorney for the District of Vermont (“U.S. Attorney”) conducted a search of the Company’s Bennington, Vermont location and the building in which the facility is located, during February 2008, under a search warrant issued by the U.S. District Court for the District of Vermont.  On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so.  The U.S. Attorney is actively pursuing an investigation of possible criminal violations. The Company has made no provision for any future costs associated with the investigation.

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

Selected financial information for each reportable segment from continuing operations is as follows:

	Security	Digital Media Marketing	Car Wash	Corporate Functions(1)	Total

Three months ended September 30, 2009
Revenues from external customers	$4,821	$2,231	$1,175	$-	$8,227
Segment operating (loss) income	$(482)	$(174)	$(179)	$(1,227)	$(2,062)
Segment assets (2)	$16,604	$8,400	$12,123	$-	$37,127
Goodwill	$1,982	$5,887	$-	$-	$7,869
Capital expenditures	$115	$1	$1	$70	$187

Nine months ended September 30, 2009
Revenues from external customers	$13,457	$8,035	$3,841	$-	$25,333
Segment operating (loss) income	$(1,711)	$141	$(441)	$(3,876)	$(5,887)
Capital expenditures	$274	$1	$23	$77	$375

Three months ended September 30, 2008
Revenues from external customers	$5,309	$3,355	$1,677	$-	$10,341
Segment operating (loss) income	$(504)	$36	$(120)	$(1,405)	$(1,993)
Segment assets (2)	$17,787	$10,264	$30,745	$-	$58,796
Goodwill	$1,344	$6,887	$-	$-	$8,231
Capital expenditures	$87	$-	$30	$7	$124

Nine months ended September 30, 2008
Revenues from external customers	$16,151	$14,272	$5,077	$-	$35,500
Segment operating (loss) income	$(1,807)	$387	$(273)	$(4,140)	$(5,833)
Capital expenditures	$247	$23	$94	$10	$374

A reconciliation of operating income for reportable segments to total reported operating loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total operating loss for reportable segments	$(2,062)	$(1,993)	$(5,887)	$(5,833)

Asset impairment charges	(150)	-	(1,432)	(2,608)

Total reported operating loss	$(2,212)	$(1,993)	$(7,319)	$(8,441)

(1)  Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.
(2)   Segment assets exclude assets held for sale.

9.   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. The Company must make these estimates and assumptions because certain information is dependent on future events and cannot be calculated with a high degree of precision from the data currently available. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts, sales returns, warranty allowances, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations.

10.  Income Taxes

The Company recorded income tax expense of $15,000 and $25,000 from continuing operations in the three months ended September  30, 2009 and 2008 and $95,000 and $75,000 for continuing operations in the nine months ended September  2009 and 2008, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (1.3)% in 2009 and (0.9)% in 2008. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three or nine month periods ended September 30, 2009 and 2008.

The Company follows the appropriate accounting pronouncements which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At September 30, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the nine months ended September  30, 2009 and 2008 is insignificant and when incurred is reported as interest expense.

11.  Asset Impairment Charges

We periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the online marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, we recorded an impairment charge of approximately $1.4 million representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008.

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

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Ft. Lauderdale, Florida building for cash consideration of $1.6 million. The sale is subject to customary closing conditions, including a general due diligence period. While the transaction is expected to close prior to December 31, 2009, no assurance can be given that the sale will be consummated. We recorded an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. The related assets have also been reclassed to assets held for sale. See Note 5. Discontinued Operations and Assets Held for Sale.

In the second quarter of 2009, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million, which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009.

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

Additionally, as noted in Note 4. Business Acquisitions and Divestitures, on October 9, 2009 the agreements of sale related to the three car washes the Company owns in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price less costs to sell will result in an estimated loss upon disposal of approximately $175,000. An impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statements of operations.

12.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. The Company also began leasing in November 2008, on a month-to-month basis through May 2009, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rental rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. Rent expense under this lease was $32,300 and $32,100 for the three months ending September 30, 2009 and 2008 and $102,956 and $95,556 for the nine months ended September 30, 2009 and 2008, respectively.

13.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At September 30, 2009, we had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $5.3 million, substantially all of which is secured by mortgages against certain of our real property.  Of such borrowings, approximately $3.5 million, including $3.1 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from September 30, 2009. On May 8, 2009, the Company entered into Amendments to its Business Loan Agreements with JP Morgan Chase Bank, N.A. (“Chase”) to renew four car wash mortgages which were up for periodic renewal from June 2009 through October 2009, and a mortgage on the Company’s Farmers Branch, Texas warehouse facility up for periodic renewal in September 2009. These loans, classified as current at December 31, 2008, were renewed by Chase for a two-year period for the four car washes and a three-year period for the Farmers Branch, Texas warehouse facility. Accordingly, certain of these loans were classified as long-term debt at September 30, 2009, with certain loans classified as liabilities related to assets held for sale.

We have two letters of credit outstanding at September 30, 2009 totaling $570,364 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at September 30, 2009. The Company also maintains a $300,000 line of credit for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2009.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to Chase, in the amount of $4.2 million, $1.6 million of which was classified as non-current debt at September 30, 2009.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of September 30, 2009, our warehouse and office facility in Farmers Branch, Texas and seven car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirement was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan  agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of September 30, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $4.2 million at September 30, 2009, including debt recorded as long-term debt at September 30, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to seven of our car wash facilities as of September 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 14.6% of our total revenues for fiscal year 2008 and 15.2% of our total revenues for the nine months ended September 30, 2009, would be severely impacted and we may be unable to continue to operate our business.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accrued compensation	$488	$534

Accrued acquisition consideration	846	-

Other	2,911	2,115
	$4,245	$2,649

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,358)	$(2,061)	$(7,288)	$(2,016)
Denominator:
Denominator for basic earnings per share-weighted-average shares	16,191,590	16,465,253	16,253,765	16,465,253
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share-weighted-average shares	16,191,590	16,465,253	16,253,765	16,465,253
Basic and diluted (loss) income per share	$(0.15)	$(0.13)	$(0.45)	$(0.12)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 15,435 and 110,781 for the three months ended September 30, 2009 and 2008 and 2,261 and 153,746 for the nine months ended September 30, 2009 and 2008, respectively.

16.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in amount. Through September 30, 2009, the Company purchased 440,410 shares on the open market, at a total cost of approximately $477,000 with 27,232 shares included in treasury stock at September 30, 2009.

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

Forward-Looking Statements

This report includes forward-looking statements (“Forward-Looking Statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The Forward-Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for sales returns, discounts and allowances are estimated and recorded concurrent with the recognition of the sale and are primarily based on historical return rates.

Revenue from the Company’s Security Segment is recognized when shipments are made or security monitoring services are provided, or for export sales when title has passed. Shipping and handling charges and costs of  $132,000 and $177,000 for the three months ending September 30, 2009 and 2008 and $413,000 and $516,000 for the nine months ended September  30, 2009 and 2008, respectively are included in cost of revenues. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the e-commerce division of  the Company’s Digital Media Marketing Segment of $141,000 and $318,000 are included in cost of revenues for the three months ended September 30, 2009 and 2008 and $498,000 and $1.14 million for the nine months ended September 30, 2009 and 2008, respectively. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to conform to current year presentation.

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

Short-Term Investments

At September 30, 2009, the Company had approximately $1.1 million of short-term investments classified as available for sale in one broker account consisting of certificates of deposit. A cumulative unrealized loss, net of tax, of approximately $(1,000) is included as a separate component of equity in Accumulated Other Comprehensive Income at September 30, 2009.

On June 18, 2008, we requested redemption of a short-term investment in a hedge fund, the Victory Fund, Ltd. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748. On October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000.

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did not adjust any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the three months ended September 30, 2009. Although the adoption of  the new accounting pronouncement did not materially impact our financial condition, results of operations or cash flows, additional disclosures about fair value measurements are required.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at September 30, 2009	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$1,079	$1,079	$-	$-

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method for security, e-commerce and car care products. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.   The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detailed review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $134,000 and $143,000  for the three months ended September 30, 2009, and 2008 and $394,000 and $419,000 for the nine months ended September 30, 2009 and 2008, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $51,000 and $56,000 in the three months ended September 30, 2009 and 2008 and $147,000 and $187,000 in the nine months ended September 30, 2009 and 2008, respectively.

Asset Impairment Charges

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

With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  Based on the resulting implied goodwill, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009.

As noted above, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million.

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the online marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath will continue to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008 we recorded an impairment charge of approximately $1.4 million representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  Accounting standards require that the Company perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of November 30 for its Security Segment and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill was $7.9 million and $6.9 million at September 30, 2009 and December 31, 2008, respectively. There can be no assurance that future tests of goodwill impairment will not result in impairment charges. Also see Note 3. Other Intangible Assets and Note 11. Asset Impairment Charges.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. Our trademarks are considered to have indefinite lives and as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Estimating future cash requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty.  Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives. Amortization of other intangible assets from continuing operations was approximately $121,000 and $104,000 for the three months ended September 30, 2009 and 2008 and $345,000 and $399,000 for the nine months ended September 30, 2009 and 2008, respectively. Also see Note 11. Asset Impairment Charges.

Insurance

The Company insures for auto, general liability, and certain workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to participating in the captive insurance program, the Company sets aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end.  The Company’s participation in the captive insurance program is secured by a letter of credit in the amount of $566,684 at September 30, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities.  Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also follows the appropriate accounting pronouncements which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At September 30, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the nine months ended September 30, 2009 and 2008 is insignificant and when incurred is reported as interest expense.

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $68,000 and $118,000 for the three months ended September 30, 2009 and 2008 and $197,000 and $425,000 for the nine months ended September 30, 2009 and 2008, respectively.

Income taxes paid (refunded), including discontinued operations, was approximately $(41,000) and $336,000 for the three months ended September 30, 2009 and 2008 and $135,000 and $447,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place.  The Company’s costs of coupon advertising within its Car Wash Segment are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months.  Prepaid advertising costs were $45,000 and $30,000 at September 30, 2009 and December 31, 2008, respectively.  Advertising expense was approximately $197,000 and $147,000 for the three months ended September 30, 2009 and 2008 and $590,000 and $730,000 for the nine months ended September 30, 2009 and 2008, respectively.

Revenues

Security

Our Security Segment designs, manufactures, markets and sells a wide range of security products and provides wholesale security monitoring. The Company’s primary focus in the Security Segment is the sourcing and selection of electronic surveillance products and components that it sells, primarily to installing dealers, system integrators, distributors, retailers and end users.  Other products in our Security Segment include, but are not limited to, less-than-lethal Mace® defense sprays, personal alarms, high-end digital and machine vision cameras and imaging components, as well as video conferencing equipment and security monitors.  The main marketing channels for our products are industry shows and publications, catalogs, internet and sales through telephone orders. Revenues generated for the nine months ended September 30, 2009 for the Security Segment were comprised of approximately 26% from our professional electronic surveillance operation in Florida, 15% from our consumer direct electronic surveillance operations, 21% from our machine vision camera and video conferencing equipment operation in Texas, 27% from our personal defense and law enforcement operation in Vermont, and 11% from our wholesale security monitoring operation in California.

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

In June of 2008, the Company discontinued marketing Promopath’s online marketing services to third party customers. Promopath’s primary mission is now focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar. During the third quarter of 2009, management made a decision to reactivate on a limited basis certain operations of the Promopath online marketing services to both third party customers as well as to generate customer acquisitions for Linkstar, the Company’s e-commerce division.

Revenues within our Digital Media Marketing Segment for the nine months ended September 30, 2009, were approximately $8.0 million, consisting of $8.0 million from our e-commerce division and $15,000 from our online marketing division.

Car Wash

At September 30, 2009, we owned full service and self-service car wash locations in Texas.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise within the car wash facilities.  Revenues generated for the nine months ending September 30, 2009 for the Car and Truck Wash Segment were comprised of approximately 53% from car washing and detailing, 44% from lube and other automotive services, and 3% from fuel and merchandise.  Additionally, our Florida; Lubbock, Texas; Austin, Texas; and our San Antonio, Texas region car washes are being reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements) and, accordingly, have been segregated from the following revenue and expense discussion. Revenues from discontinued operations were $1.5 million and $2.6 million for the three months ended September 30, 2009 and 2008 and $4.8 million and $7.9 million for the nine months ended September 30, 2009 and 2008, respectively. Operating (loss) income from discontinued operations was $(106,000) and $(188,000) for the three months ended September 30, 2009 and 2008 and $131,000 and $(781,000) for the nine months ended September 30, 2009 and 2008, respectively.

On December 31, 2007, we completed the sale of the truck washes for $1.2 million consideration, consisting of $280,000 cash and a $920,000 note payable to Mace secured by mortgages on the truck washes. The $920,000 note, which has a balance of  $876,856 at September 30, 2009, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

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

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $4.6 million at September 30, 2009.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 12.8% at September 30, 2009 and 13.0% at December 31, 2008.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,206,748; however, on October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1,000,000 on November 3, 2008 and $2,206,748 on January 15, 2009. The Company received the first installment of $1,000,000 on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,206,748 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2,000,000. One of the actions the Receiver may take on behalf of all investors is to attempt to “claw back” redemptions and distributions made by the hedge funds to their investors and use the returned funds to pay the expenses of the Receiver and for a pro-rata distribution to all investors.  No “claw back” action has been filed to date. We have received a letter from the Receiver stating that the Receiver does not intend to claw back the $1 million we were paid based on the fact that our original investment was $2 million. If we are required by the Court to pay back the $1,000,000 redemption we received, our liquidity would be adversely affected.

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

As of September 30, 2009, we had working capital of $15.8 million. Working capital was $16.0 million at December 31, 2008. The working capital of $15.8 million at September 30, 2009 is inclusive of assets held for sale, net of liabilities related to assets held for sale, of $8.95 million. See Note 5. Discontinued Operations and Assets Held for Sale.

During the nine months ended September 30, 2009 and 2008, we made capital expenditures of $46,000  and $196,000 (including $23,000 and $102,000 related to discontinued operations), respectively, within our Car Wash Segment.

Capital expenditures for our Security Segment were $274,000 and $247,000 for the nine months ending September 30, 2009 and 2008, respectively. We estimate capital expenditures for the remainder of 2009 for the Security Segment at approximately $5,000 to $15,000, principally related to technology and warehouse facility improvements.

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

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance products in 2009 and in years subsequent to 2009. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At September 30, 2009, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance product inventory purchases.

The amount of capital that we will spend in the remainder of 2009 and in years subsequent to 2009 on all of our businesses is largely dependent on the profitability of our businesses. Until our businesses start generating positive cash flow, we are dependent on car wash sales for liquidity. We believe our cash and short-term investments balance of $4.6 million at September 30, 2009, the revolving credit facility, and cash generated from the sale of our car wash operations will be sufficient to meet capital expenditure and fund operating needs through at least the next twelve months while continuing to satisfy our debt covenant requirement with Chase. Our debt covenant requires us to maintain a total unencumbered cash and marketable securities balance of $3 million. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance. If the cash provided from operating activities does not improve in 2009 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

During the six months ended December 31, 2008 and throughout 2009, we implemented Company wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Ft. Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being relocated from Texas to Florida during the third quarter of 2009. Our  goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth; gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and administrative services; and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures result in excess of $3.0 million in annualized savings. This program continued through the third quarter of 2009. Through September 30, 2009, we incurred approximately $140,000 in severance costs from employee reductions.

As previously disclosed, on June 27, 2008 Car Care, Inc., a subsidiary of the Company, paid  a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of four car washes to settle a criminal indictment.  A charge of $600,000 was recorded as a component of income from discontinued operations for the three months ended March 31, 2008.

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.9 million through September 30, 2009 ($185,000 included in the nine months ended September 30, 2009) in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located.  The Company does not own the building or land and leases 33,476 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”).   The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The Company completed the remediation of the waste during September 2008 within the time allowed by the EPA.  A total cost of approximately $711,000, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and the cost of reimbursing the EPA for its costs, has been recorded through December 31, 2008.  Approximately $596,000 has been paid to date, leaving an accrual balance of $115,000 at September 30, 2009.  This amount represents management’s best estimate of probable loss.

In December 2004, the Company announced that it was exploring the sale of its car washes. From December 2005 through September 30, 2009, we sold 38 car washes and five truck washes with total cash proceeds generated of approximately $35.3 million, net of pay-off of related mortgage debt. We believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment.  If the cash provided from operating activities does not improve in 2009 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At September 30, 2009, we had borrowings, including capital lease obligations, of approximately $5.3 million. We had two letters of credit outstanding at September 30, 2009, totaling $570,364 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at September 30, 2009. The Company also maintains a $300,000 bank commitment for commercial letters of credit for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2009.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006.  The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan agreements noted above. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of September 30, 2009.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers of acceleration, Chase debt totaling $4.2 million at September 30, 2009, including debt recorded as long-term debt at September 30, 2009, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.  If our assets (including up to seven of our car wash facilities as of September 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 14.6% of our total revenues for fiscal year 2008 and 15.2% of our total revenue for the nine months ended September 30, 2009, would be severely impacted and we may be unable to continue to operate our business.  Even if the debt were accelerated without foreclosure, it would be very difficult for us to continue to operate and we may go out of business.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by weather patterns, continued deterioration in economic conditions, and the requirements to fund the growth of our security business. In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $4.2 million, including debt recorded as long-term debt at September 30, 2009, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that further debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash Segment.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2009, includes capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale and reflects the renewal on May 8, 2009 of loans maturing in 2009 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than FiveYears
Long-term debt (2)	$5,116	$1,022	$2,927	$1,167	$-
Capital Lease Obligations	178	46	105	27	-
Minimum operating lease payments	3,809	1,001	1,601	771	436
	$9,103	$2,069	$4,633	$1,965	$436

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$–	$–	$–	$–	$–
Standby letters of credit (4)	570	570	–	–	–
	$570	$570	$–	$–	$–

(1)   Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)   Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $196,000.
(3)   The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at September 30, 2009.
(4)   The Company also maintains a $300,000 bank commitment for commercial letters of credit with Chase for the importation of inventory. There were no outstanding commercial letters of credit under this commitment at September 30, 2009. Additionally, outstanding letters of credit of $570,364 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.3 million for the nine months ended September 30, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $7.4 million offset partially by a reduction in inventories of $1.9 million, depreciation and amortization expense of $739,000, asset impairment charges of $1.4 million, and an increase in accounts payable of $619,000.

Net cash used in operating activities totaled $5.3 million for the nine months ended September 30, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $8.1 million, which included $545,500 in non-cash stock-based compensation charges from continuing operations and $817,600 of depreciation and amortization. Cash was also impacted by a decrease in accounts payable of $1.6 million, an increase in accrued expenses of $812,000, a decrease in accounts receivable of $877,000 and an increase in inventory of $348,000.

Investing Activities.  Cash used in investing activities totaled approximately $1.5 million for the nine months ended September 30, 2009, which includes use of $1.8 million in consideration for the acquisition of CSSS, Inc. and capital expenditures of $375,000 related to ongoing operations, partially offset by $809,000 of cash generated from the sales of car wash sites.

Cash provided by investing activities totaled approximately $6.4 million for the nine months ended September 30, 2008, which includes cash provided by investing activities from discontinued operations of $7.8 million related to the sale of six car wash sites in the nine months ended September 30, 2008.

Financing Activities.  Cash used in financing activities was approximately $916,000 for the nine months ended September 30, 2009, which includes $388,000 of routine principal payments on debt from continuing operations and $506,000 of principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $1.4 million for the nine months ended September 30, 2008, which includes $867,000 of routine principal payments on debt from continuing operations and $544,000 of principal payments on debt related to discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2009
Compared to the Nine Months Ended September 30, 2008
The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Nine months Ended September 30,
	2009	2008

Revenues	100%	100%
Cost of revenues	74.4	74.2
Selling, general and administrative expenses	45.9	39.9
Depreciation and amortization	2.9	2.3
Asset impairment charges	5.7	7.3
Operating loss	(28.9)	23.7
Interest (expense) income, net	(0.2)	0.1
Other income	0.2	1.0
Loss from continuing operations before income taxes	(28.9)	(22.6)
Income tax expense	(0.4)	(0.2)
Loss from continuing operations	(29.3)	(22.8)
Income from discontinued operations	0.5	17.1
Net (loss) income	(28.8)%	(5.7)%

Revenues

Security

Revenues within the Security Segment were approximately $13.5 million and $16.2 million for the nine months ended September 30, 2009 and 2008, respectively. Of the $13.5 million of revenues for the nine months ended September  30, 2009, $3.4 million, or 26%, was generated from our professional electronic surveillance operation in Florida, $2.0 million, or 15%, from our consumer direct electronic surveillance equipment operations in Texas, $2.9 million or 21%, from our machine vision camera and video conferencing equipment operation in Texas, $3.7 million, or 27%, from our personal defense operation, and $1.5 million, or 11% from our wholesale security monitoring operation. Of the $16.2 million of revenues for the nine months ended September 30, 2008, $5.7 million, or 35%, was generated from our professional electronic surveillance operation in Florida, $2.8 million, or 18%, from our consumer direct electronic surveillance equipment operation in Texas, $4.3 million, or 26%, from our machine vision camera and video conference equipment operation in Texas, and $3.4 million, or 21%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our professional electronic surveillance operation in Florida, our consumer direct electronic surveillance and our industrial machine vision camera and video conferencing equipment in Texas partially offset by an increase in our personal defense operations in Vermont and revenues of our wholesale security monitoring operation acquired in April 2009. The decrease in sales of our professional electronic surveillance operation in Florida, our consumer direct electronic surveillance and industrial machine vision camera and video conference equipment operations in Texas was largely a result of increased competition and a reduction in spending by certain of our customers impacted by the deteriorating economy. The Company’s industrial machine vision camera and video conferencing equipment operations continue to be impacted by competition and a reduction in sales to certain customers with ties to the “big three” domestic automotive manufacturers. The increase of approximately $323,000 or 10% in revenues in our personal defense operation was largely a result of an increase in Mace® aerosol defense spray sales with an increase in sales of our PepperGel® product, sales from the introduction of new products such as our Mace Pepper Gun®, and an overall increase in product sales in both domestic and international markets, as we believe customers became increasingly concerned with their personal safety.

Digital Media Marketing

Revenues for the nine months ended September 30, 2009 within our Digital Media Marketing Segment were approximately $8.0 million as compared to $14.3 million for the nine months ended September 30, 2008, a decrease of $6.3 million, or 44%. Of the $8.0 million of revenues for the nine months ended September  30, 2009, $8.0 million related to our e-commerce division and $15,000 related to our online marketing division. Of the $14.3 million of revenues for the nine months ended September 30, 2008, $12.1 million related to our e-commerce division and $2.2 million related to our online marketing division. The reduction in revenues within our e-commerce division of $4.1 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products and the ExtremeBriteWhite teeth whitening product. Revenues within our e-commerce division were also negatively impacted by an increase in credit card decline rates as the recession continues and as credit card companies continue to tighten their credit to customers. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing Promopath’s online marketing services to external customers in June 2008.

Car Wash Services

Revenues for the nine months ended September 30, 2009 were $3.8 million as compared to $5.1 million for the nine months ended September 30, 2008, a decrease of $1.2 million, or 24%. Of the $3.8 million of revenues for the nine months ended September 30, 2009, $2.0 million, or 53%, was generated from car wash and detailing, $1.7 million, or 44%, from lube and other automotive services, and $120,000, or 3%, from fuel and merchandise sales. Of the $5.1 million of revenues for the nine months ended September 30, 2008, $2.8 million, or 55%, was generated from car wash and detailing, $2.0 million, or 40%, from lube and other automotive services, and $236,000, or 5%, from fuel and merchandise sales. The decrease in car wash and detail revenues in 2009 was principally due to a decline in car wash volumes of 42,000 cars, or 25%, in the first nine months of 2009 as compared to the first nine months of 2008, including a car wash volume reduction of 21,600 cars from the closure and divestiture of two Texas car wash locations since October 2008 included in continuing operations. Additionally, the Company experienced a decline in average car wash and detailing revenue per car from $16.64 in the first nine months of 2008 to $15.98 in the same period in 2009.

Cost of Revenues

Security

During the nine months ended September 30, 2009, cost of revenues was $9.5 million, or 70% of revenues, as compared to $12.0 million, or 74% of revenues, for the nine months ended September 30, 2008. The reduction in cost of revenues as a percent of revenues in 2009 is the result of the implementation of corporate wide cost savings measures in the last six months of 2008 and the first nine months of 2009 and a reduction in discounts and product returns within our professional and our consumer direct electronic surveillance operations.

Digital Media Marketing

Cost of revenues for the nine months ended September 30, 2009 and 2008 within our Digital Media Marketing Segment was approximately $5.8 million, or 72% of revenues, and $9.9 million, or 69% of revenues, respectively.

Car Wash Services

Cost of revenues for the nine months ended September 30, 2009 were $3.6 million, or 93% of revenues, with car washing and detailing costs at 105% of respective revenues, lube and other automotive services costs at 79% of respective revenues, and fuel and merchandise costs at 88% of respective revenues.  Cost of revenues for the nine months ended September 30, 2008 were $4.4 million, or 87% of revenues, with car washing and detailing costs at 95% of respective revenues, lube and other automotive services costs at 76% of respective revenues, and fuel and merchandise costs at 85% of respective revenues. This increase in car wash costs as a percent of revenues in 2009 was the result of the reduction in car wash volumes and an increase in the cost of labor as a percentage of car wash and detailing revenues from 55.8% in 2008 to 58.5% in 2009.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2009 were $11.6 million compared to $14.2 million for the same period in 2008, a net decrease of approximately $2.6 million, or 18% inclusive of approximately $487,000 of SG&A expenses in 2009 related to CSSS which we acquired in April 2009. SG&A expenses as a percent of revenues increased to 46% for the nine months ended September 30, 2009 as compared to 40% for the same period in 2008 as a result of the above mentioned reductions in revenues. The decrease in SG&A costs is primarily the result of implementation of corporate wide cost savings measures in the last six months of 2008 and the first nine months of 2009, including a significant reduction in employees throughout the entire Company. The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $419,000, or 11%, partially as a result of our consolidation efforts to reduce SG&A costs as noted above and partially as a result of our reduced sales levels. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing Promopath’s online marketing services to external customers.  SG&A expenses of our Digital Media Marketing Segment decreased from $3.7 million in the nine months ended September 30, 2008 to $1.9 million in the nine months ended September 30, 2009.  In addition to these cost savings measures, we also noted a reduction in non-cash compensation expense from continuing operations from approximately $546,000 in the nine months ended September 30, 2008 to $93,000 in the nine months ended September 30, 2009. SG&A expenses also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $300,000 and $69,000 in the nine months ended September 30, 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $739,000 for the nine months ended September 30, 2009, compared to $818,000 for the same period in 2008. The decrease in depreciation and amortization expense was related to amortization expense on Linkstar intangible assets that were determined to be impaired and as a result written down at June 30, 2008.

Asset Impairment Charges

In June 2008, management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath continued to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, we recorded an impairment charge of approximately $1.4 million representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008. Additionally, during the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, along with current data utilized to estimate the fair value of these car wash facilities, the further expected cash flows would not be sufficient to recover their carrying values.

In the fourth quarter of 2008, we consolidated the inventory in our Ft. Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Ft. Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market valuation of this property, with a current listing of this facility for sale at a price of $1,750,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008 and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value. On October 5, 2009, the Company entered into an agreement of sale to sell the Ft. Lauderdale, Florida building for cash consideration of $1.6 million. The sale is subject to customary closing conditions, including a general due diligence period. While the transaction is expected to close prior to December 31, 2009, no assurance can be given that the sale will be consummated. We recorded an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. The related assets have also been reclassed to assets held for sale. See Note 5. Discontinued Operations and Assets Held for Sale.

We conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2009 was $50,000, compared to interest income, net of interest expense of $40,000 for the nine months ended September 30, 2008. The Company experienced a decrease in interest expense of approximately $128,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments and repayment of debt related to car wash sales, as well as a decrease in interest income of approximately $218,000 with the Company’s decrease in cash and cash equivalents.

Other Income

Other income for the nine months ended September 30, 2009 was $55,000, compared to $378,000 for the nine months ended September 30, 2008. The 2008 other income includes $250,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $95,000 and $75,000 in the nine months ended September 30, 2009 and 2008, respectively. Tax expense reflects the recording of income taxes at an effective rate of approximately (1.3)% in 2009 and (0.9)% in 2008.

Results of Operations for the Three Months Ended September 30, 2009
Compared to the Three Months Ended September 30, 2008

The following table presents the percentage each item in the consolidated statements of operations bears to revenues:

	Three months Ended September 30,
	2009	2008

Revenues	100%	100%
Cost of revenues	76.1	73.6
Selling, general and administrative expenses	45.8	43.3
Depreciation and amortization	3.1	2.4
Asset impairment charges	1.8	0.0
Operating loss	(26.8)	(19.3)
Interest (expense) income, net	(0.4)	(0.1)
Other income	0.0	1.5
Loss from continuing operations before income taxes	(27.2)	(17.9)
Income tax expense	0.2	0.2
Loss from continuing operations	(27.4)	(18.1)
Loss from discontinued operations	(1.3)	(1.8)
Net loss	(28.7)%	(19.9)%

Revenues

Security

Revenues within the Security Segment were approximately $4.8 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively. Of the $4.8 million of revenues for the three months ended September 30, 2009, $1.1 million, or 23%, was generated from our professional electronic surveillance operation in Florida, $525,000 or 11%, from our consumer direct electronic surveillance equipment operations in Texas, $1.1 million, or 23%, from our machine vision camera and video conferencing equipment operation in Texas, $1.2 million, or 25%, from our personal defense operation, and $875,000, or 18% from our wholesale security monitoring operation. Of the $5.3 million of revenues for the three months ended September 30, 2008, $1.8 million, or 34%, was generated from our professional electronic surveillance operation in Florida, $903,000, or 17%, from our consumer direct electronic surveillance equipment operation in Texas, $1.5 million, or 29%, from our machine vision camera and video conference equipment operation in Texas, and $1.1 million, or 20%, from our personal defense operation in Vermont. The decrease in revenues within the Security Segment was due to a decrease in sales of our consumer direct electronic surveillance operations and our machine vision camera and video conferencing equipment in Texas and our professional electronic surveillance operation in Florida. These decreases in revenues were partially offset by increases in revenues in our personal defense operation in Vermont and our wholesale security monitoring operation acquired in April 2009. The decrease in sales of our consumer direct electronic surveillance, machine vision camera and video conference equipment operations, and our professional electronic surveillance operation was due to several factors, including the impact on sales of increased competition, delay in introducing new product lines and a reduction in spending by certain of our customers impacted by the deteriorating economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by certain large customers purchasing directly from its main supplier combined with reductions in sales to certain customers with ties to the “big three” domestic automotive manufacturers. The increase in sales of our personal defense operation in Vermont of $181,000 or 17% was largely a result of an increase in Mace® aerosol defense spray sales with an increase in sales of our PepperGel® product, sales from the introduction of new products such as our Mace Pepper Gun®, and an overall increase in product sales in both domestic and international markets, as we believe customers became increasingly concerned with their personal safety.

Digital Media Marketing

Revenues for the three months ended September 30, 2009 within our Digital Media Marketing Segment were approximately $2.2 million as compared to $3.4 million for the three months ended September 30, 2008, a decrease of $1.1 million, or 34%. Of the $2.2 million of revenues for the three months ended September 30, 2009, $2.2 million related to our e-commerce division and $3,100 related to our online marketing division. Of the $3.4 million of revenues for the three months ended September 30, 2008, $3.3 million related to our e-commerce division and $97,000 related to our online marketing division. The reduction in revenues within our e-commerce division of $1.0 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products and the ExtremeBriteWhite teeth whitening product. Sales within our e-commerce division were also negatively impacted by an increase in credit card decline rates as the recession continues and as credit card companies continue to tighten their credit to customers. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing Promopath’s online marketing services to external customers in June of 2008.

Car Wash Services

Revenues for the three months ended September 30, 2009 were $1.2 million as compared to $1.7 million for the three months ended September 30, 2008, a decrease of approximately $502,000, or 30%. This decrease was primarily attributable to a reduction in volume which negatively affected car wash, detailing and lube and other automotive service revenues. Of the $1.2 million of revenues for the three months ended September 30, 2009, $607,000, or 52%, was generated from car wash and detailing, $537,000, or 46%, from lube and other automotive services, and $31,000, or 2%, from fuel and merchandise sales. Of the $1.7 million of revenues for the three months ended September 30, 2008, $933,000, or 56%, was generated from car wash and detailing, $688,000 or 41%, from lube and other automotive services, and $56,000, or 3%, from fuel and merchandise sales. The decrease in wash and detail revenues in 2009 was principally due to a reduction in car wash volumes including the impact of the sale of two Dallas, Texas car wash sites since October 2008 combined with a decline in average wash and detailing revenue per car from $16.71 in the three months ending September 30, 2008 to $15.53 in the three months ended September 30, 2009.

Cost of Revenues

Security

During the three months ended September 30, 2009, cost of revenues was $3.3 million, or 69% of revenues, as compared to $4.0 million, or 75% of revenues, for the three months ended September 30, 2008.   The reduction in cost of revenues as a percent of revenues in 2009 is the result of the implementation of corporate wide cost savings measures in the last six months of 2008 and the first nine months of 2009 and a reduction in discounts and product returns within our professional and our consumer direct electronic surveillance operations.

Digital Media Marketing

Cost of revenues for the three months ended September 30, 2009 and 2008 within our Digital Media Marketing Segment were approximately $1.8 million, or 79% of revenues, and $2.1 million, or 64% of revenues, respectively.

Car Wash Services

Cost of revenues for the three months ended September 30, 2009 was $1.1 million, or 97% of revenues, with car washing and detailing costs at 114% of revenues, lube and other automotive services costs at 79% of revenues, and fuel and merchandise costs at 81% of revenues.  Cost of revenues for the three months ended September 30, 2008 was $1.5 million, or 87% of revenues, with car washing and detailing costs at 96% of revenues, lube and other automotive services costs at 76% of revenues, and fuel and merchandise costs at 82% of revenues. This increase in car wash and detailing costs as a percent of revenues in 2008 was the result of reduced volumes.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2009 were $3.8 million compared to $4.5 million for the same period in 2008, a decrease of approximately $710,000, or 16% inclusive of approximately $279,000 of SG&A expenses in 2009 related to CSSS which we acquired in April 2009. SG&A expenses as a percent of revenues increased to 46% for the three months ended September 30, 2009 as compared to 43% for the same period in 2008 as a result of the above mentioned reductions in revenues. The decrease in SG&A costs is primarily the result of implementation of corporate wide cost savings measures in the last six months of 2008 and the first nine months of 2009, including a significant reduction in employees throughout the entire Company. The cost savings in particular were realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $216,000 or 17%, partially as a result of our consolidation efforts to reduce SG&A costs as noted above and partially as a result of our reduced sales levels. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing Promopath’s online marketing services to external customers.  SG&A expenses of Linkstar decreased from $1.1 million in the three months ended September 30, 2008 to $578,000 in the three months ended September 30, 2009.  In addition to these cost savings measures, we also noted a reduction in non-cash compensation expense from continuing operations from approximately $255,000 in the three months ended September 30, 2008 to $40,000 in the three months ended September 30, 2009. SG&A expenses also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $154,000 and $59,000 in the three months ended September 30, 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $255,000 for the three months ended September 30, 2009, compared to $247,000 for the same period in 2008. The increase in depreciation and amortization expense was attributable to the CSSS acquired intangible assets on April 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended September 30, 2009 was $29,000, compared to $8,000 for the three months ended September 30, 2008.

Other Income

Other income for the three months ended September 30, 2009 was $1,000, compared to $157,000 for the three months ended September 30, 2008.  The 2008 other income includes $70,000 of earnings on short-term investments.

Income Taxes

The Company recorded tax expense of $15,000 and $25,000 in the three months ended September30, 2009 and 2008, respectively. Income tax expense reflects the recording of income taxes at an effective rate of approximately (0.7)% in 2009 and (1.4)% in 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2008 as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Nearly all of the Company’s debt at September 30, 2009, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at September 30, 2009. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $65,000 in 2009.

Item 4T.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009 required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings can be found in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.  Risks Factors

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. As a result of the recession, the credit market crisis, declining consumer and business confidence, increased unemployment, and other challenges currently affecting the domestic economy, our customers have reduced their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposal personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals has resulted in a significant reduction in our customers’ spending for our products and services. During the first nine months of 2009, our revenues from continuing operations declined $10.2 million, or 29%, from our revenues from continuing operations in the first nine months of 2008.  To the extent our customers reduce their spending for the remainder 2009, this reduction in spending could have a material adverse effect on our operations. If the economic slowdown continues for a significant period or there is significant further deterioration in the economy, our results of operations, financial position and cash flows will be materially adversely affected.

If we are unable to finance the growth of our business, our stock price could decline. Our business plan involves growing our Security and Digital Media Marketing Segments through acquisitions and internal development, and divesting of our car washes through third party sales. The growth of our Security and Digital Media Segments requires significant capital that we hope to partially fund through the sale of our car washes.  Our capital requirements also include working capital for daily operations and capital for equipment purchases.  Although we had positive working capital of $15.8 million as of September 30, 2009, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan. Although we have generated cash from the sale of our car washes, there is no guarantee that in the current economic climate we will be able to sell our remaining car washes.

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

We have debt secured by mortgages, which can be foreclosed upon if we default on the debt.  Our bank debt borrowings as of September 30, 2009 were $5.3 million, including capital lease obligations and borrowings related to assets held for sale, substantially all of which are secured by mortgages against certain of our real property (including up to seven of our car wash facilities at September 30, 2009). Our most significant borrowings are secured notes payable to Chase in the amount of $4.2 million.  We have in the past violated loan covenants in our Chase agreements. We have obtained waivers for our violations of the Chase agreements. Our ongoing ability to comply with the debt covenants under our credit arrangements and refinance our debt depends largely on our achievement of adequate levels of cash flow. Our cash flow has been and could continue to be adversely affected by economic conditions. If we default on our loan covenants in the future and are not able to obtain amendments or waivers of acceleration, our debt could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness. If our assets (including up to seven of our car wash facilities at September 30, 2009) are foreclosed upon, revenues from our Car Wash Segment, which comprised 14.6% of our total revenues for the fiscal 2008 and 15.2% of out total revenues for the nine months ended September 30, 2009, would be severely impacted and we may go out of business.

Our loans with Chase have financial covenants that restrict our operations and which can cause our loans to be accelerated.  Our secured notes payable to Chase total $4.2 million, $1.6 million of which was classified as non-current debt at September 30, 2009. The Chase agreements contain affirmative and negative covenants, including the maintenance of certain levels of tangible net worth, maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending, and certain financial reporting requirements. Our Chase agreements contain an express prohibition on incurring additional debt without the approval of the lender. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, require the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. If we are unable to satisfy the Chase covenants and we cannot obtain further waivers or amendments to our loan agreements, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants at September 30, 2009.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2008 and in the first nine months of 2009. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Additionally, accounting pronouncements requires annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $566,684 at September 30, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If our original equipment manufacturers (“OEMs”) fail to adequately supply our products, our security products sales may suffer.  Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.  If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies adversely affecting our results of operations.  Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

If people are injured by our consumer safety products, we could be held liable and face damage awards.  We face claims of injury allegedly resulting from our defense sprays, which we market as less-than-lethal.  For example, we are aware of allegations that defense sprays used by law enforcement personnel resulted in deaths of prisoners and of suspects in custody.  In addition to use or misuse by law enforcement agencies, the general public may pursue legal action against us based on injuries alleged to have been caused by our products. We may also face claims by purchasers of our electronic surveillance systems if they fail to operate properly during the commission of a crime. As the use of defense sprays and electronic surveillance systems by the public increases, we could be subject to additional product liability claims.  We currently have a $25,000 deductible on our consumer safety products insurance policy, meaning that all such lawsuits, even unsuccessful ones and ones covered by insurance, cost the Company money.  Furthermore, if our insurance coverage is exceeded, we will have to pay the excess liability directly.  Our product liability insurance provides coverage of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million. However, if we are required to directly pay a claim in excess of our coverage, our income will be significantly reduced, and in the event of a large claim, we could go out of business.

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

Shifts in our current and future customers' selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.  Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, some customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land-lines to alternatives may mean more existing customers will cancel service with us. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

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

Loss of customer accounts could materially adversely affect our operations. Our contracts can be terminated on 60 day notice by our customers.  We could experience the loss of accounts as a result of, among other factors:

•	relocation of customers;
•	customers' inability or unwillingness to pay our charges;

•	adverse financial and economic conditions, the impact of which may be particularly acute among our small business customers;
•	the customers' perceptions of value;
•	competition from other alarm service companies; and
•	the purchase of our dealers by third parties who choose to monitor elsewhere.

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

Due to a concentration of accounts in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 95% of our recurring monthly revenue (“RMR”) at September 30, 2009 was derived from customers located in California. Additionally, our facilities are located in California.  A major earthquake,  or other environmental disaster in California, could disrupt our ability to serve  customers or render  customers uninterested in continuing to retain us to provide alarm monitoring services.

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

The loss of our Underwriter Laboratories listing could negatively impact our competitive position. Our alarm monitoring center is Underwriters Laboratories ("UL") listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with its regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

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

We have a concentration of our e-commerce business in limited products.  E-Commerce revenues are currently generated from six product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop additional products. We believe that we can mitigate the financial impact of any decrease in sales by the development of new products, however we cannot predict the timing of or success of new products.

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

We depend on credit card processing for a majority of our e-commerce business, including but not limited to Visa, MasterCard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and/or card authorization methods could significantly impact our revenues. Additionally, our e-commerce membership programs are accepted under a negative option billing term (customers are charged monthly until they cancel), and change in regulation of negative option billing could significantly impact our revenue.

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

Within our e-commerce division, we manufacture and market health and beauty consumer products that are ingestible or applied topically.  These products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.  We also may be vulnerable to product liability claims from their use. Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales.  Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources.  Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

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

If our car wash equipment is not maintained, our car washes will not be operable.  Many of our car washes have older equipment that requires frequent repair or replacement.  Although we undertake to keep our car washing equipment in adequate operating condition, the operating environment in car washes results in frequent mechanical problems.  If we fail to properly maintain the equipment in a car wash, that car wash could become inoperable or malfunction, resulting in a loss of revenue, damage to vehicles and poorly washed vehicles.

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
The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:
•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	announcements regarding the disposition of all or a significant portion of the assets that comprise our Car Wash Segment, which may or may not be on favorable terms;

•	technological innovations or new commercial products developed by us or our competitors;
•	changes in our or our suppliers’ intellectual property portfolio;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	additions or departures of our key personnel;
•	operating losses by us;
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and
•	our ability to maintain our common stock listing on the NASDAQ Global Market.

One or more of these factors could cause a decline in our revenues and income or in the price of our common stock, thereby reducing the value of an investment in our Company.

We could lose our listing on the NASDAQ Global Market if the closing bid price of our stock does not return to above $1.00 for ten consecutive days during the 180 day period ending April 7, 2010.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing bid price of $0.83 at the close of the market on November 11, 2009. On October 9, 2009, the Company received a letter from the NASDAQ Listing Qualifications Department that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because, for the period August 27, 2009 through October 8, 2009, the Company closing bid price of our common stock was less than $1.00 per share. The non-compliance with NASDAQ Listing Rule 5450a)(1) makes the Company’s common stock subject to being delisted from the NASDAQ Stock Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days expiring on April 7, 2010 to regain compliance by having a closing bid price for a minimum of ten consecutive business days at $1.00 per share or higher. Under NASDAQ Listing Rule 5810(c)(3)(F), the NASDAQ Listing Qualification Department may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days. Upon delisting from the NASDAQ Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the NASDAQ Capital Market (together “NASDAQ-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than NASDAQ-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

Because we are a Delaware corporation, it may be difficult for a third party to acquire us, which could affect our stock price.  We are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an entity who is an “interested stockholder” (as defined in Section 203, an owner of 15% or more of the outstanding stock of the corporation) for a period of three years following the stockholder becoming an “interested stockholder,” unless approved in a prescribed manner.  This provision of Delaware law may affect our ability to merge with, or to engage in other similar activities with, some other companies.  This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2009	14,400	$1.02	14,400	$1,579,000
August 1 to August 31, 2009	51,200	1.01	51,200	$1,527,000
September 1 to September 30, 2009	4,000	1.01	4,000	$1,523,000
Total	69,600	$1.01	69,600
(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of September 30, 2009, 440,410 shares had been repurchased under this program at an aggregate cost of approximately $477,000.

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

DATE: November 16, 2009

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