Form 10-K
period 2009-12-31
MACE SECURITY INTERNATIONAL INC
filed 2010-03-24
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __ to __
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant on June 30, 2009 was approximately $18,560,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2009. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers and directors of the Registrant on June 30, 2009 and (b) each stockholder that had informed registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2009.

The number of shares of Common Stock, par value $0.01 per share, of registrant outstanding as of March 19, 2010 was 15,913,775.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2009

Contents

PART I
ITEM 1.	BUSINESS

GENERAL

Mace Security International, Inc. (the “Company” or “Mace”) was incorporated in Delaware on September 1, 1993.  Our operations are currently conducted through two segments: Security and Digital Media Marketing.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include intrusion fencing, access control, security cameras and security digital recorders. The Security Segment also owns and operates an Underwriters Laboratories (“UL”) listed monitoring center that monitors video and security alarms for 300 security dealer clients with over 30,000 end-user accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian, European and Israeli manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  Other products in our Security Segment are the original less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors and mass merchants.

Our Digital Media Marketing Segment focuses on selling products on third party internet promotional sites.  We also have our own internet promotional sites that offers our products, as well as third party products.  The products we sell are developed internally. Our promotional site markets and acquires customers for third parties using a proprietary marketing platform. The products we sell on the third party internet promotional sites also utilize our proprietary marketing platform.

We formerly had a Car Wash Segment.  At its largest, the Car Wash Segment consisted of fifty seven car washes and five truck washes.  As of December 31, 2009, the assets of our former Car Wash Segment consisted of eight car washes, one of which is currently under contract for sale under an Agreement of Sale and one which was sold in March 2010.  The sale of our car wash under Agreement of Sale is anticipated to close in the second quarter of 2010.  All eight remaining car washes, which made up the Car Wash Segment, have been classified as discontinued operations in the statements of operations and the statements of cash flows with the related assets and liabilities classified as assets and related liabilities held for sale in the December 31, 2009 balance sheet. The car wash operations are no longer reported as a Segment of the Company.

The Company’s periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”), can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Security Segment.  The Security Segment offers for sale a wide variety of security  products.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for over 300 security dealer clients having over 30,000 end-user accounts.  Among the products we offer are electronic surveillance products, including intrusion fencing, access control, analog, digital and IP cameras, digital video recorders, security monitors, matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly markets.  Other products offered are Mace® defense sprays, personal alarms, home security alarms, whistles, door jammers, and window and door lock alarms. We also offer the KinderGard® product line of childproof security locks, security literature for the domestic and foreign financial community, state-of-the-art training videos, crisis response materials and TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component requirements are established by our operating and marketing staff in Fort Lauderdale, Florida and manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our facility in Farmers Branch, Texas. Our defense sprays are manufactured by the Company in our Bennington, Vermont facility.  The KinderGard® product line is manufactured by a third party utilizing molds primarily owned by the Company.  Our defense sprays and the KinderGard® product line are packaged, warehoused, and shipped from our Vermont facility. Our TG Guard® products are also assembled in our Bennington, Vermont facility.

Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, exhibitions at national trade shows and by telephone orders.  We also sell our products by the use of distributors, exhibitions at national trade shows and advertisements in trade publications.

The Security Segment provided  65.8%, 54.6%, and 74.5% of our revenues in fiscal years 2009, 2008, and 2007, respectively.

Digital Media Marketing Segment. The Digital Media Marketing Segment is an e-commerce and online marketing business which has two business divisions: (1) e-commerce, the sale of products on internet promotional sites and (2) online marketing, which publishes internet promotional sites that offer our products and third party products for sale. The segment uses proprietary technologies and software to sell products on the internet. The Company resumed operations of the online marketing division in the first quarter of 2010 and accordingly, these operations are currently a small part of the Digital Media Marketing Segment's business.

Linkstar operates our e-commerce division.  The e-commerce division is a direct-response product business that develops, markets and sells products directly to consumers through the internet promotional sites. We reach the customers predominately through online advertising on third-party promotional websites. The products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a dead sea spa product line (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com); Knockout, an acne product (www.knockoutmyacne.com); Biocol, a natural colon cleanser (www.biocolcleanse.com); Goji Berry Now, a concentrated antioxidant dietary supplement (www.gojiberrynow.com); and PetVitamins, a pet care product line of patented FDA-approved supplements to improve heart and joint health in dogs and cats (www.petvitamins.com). We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

From July 20, 2007 through June 2008, our online marketing division, Promopath, conducted an online affiliate marketing business.  Promopath was acquired on July 20, 2007.  Promopath located customers or leads for third party clients who hired Promopath.  The advertising clients who hired Promopath paid us based on a set fee per customer, prospect or lead acquired.  The online media marketing industry refers to the arrangement of acquiring customers, prospects or leads for advertisers on a fee basis per customer as the cost-per-acquisition (“CPA”) model. Promopath helped its advertising clients acquire customers by publishing internet promotional offers for its advertising clients.  Promopath also worked with other internet publishers to reach many areas of interactive media.  Promopath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix, Discover credit cards and Bertelsmann Group. Promopath generated CPA revenue, both brokered and through co-partnered sites.

During the third quarter of 2009, management made a decision to reactivate the operations of the Promopath online marketing services to both third party customers as well as to generate customer acquisitions for Linkstar, the Company’s e-commerce division. The Company resumed generating online marketing revenue through Promopath in the first quarter of 2010. The Company is controlling the cost of operating Promopath by limiting the amount Promopath spends on internet addresses which it uses to generate marketing revenues.

In addition to CPA revenue, Promopath generated two other types of revenue streams, list management and lead generation revenue. List management revenue is based on a relationship between a data owner and a list management company. The data owner, Promopath, compiles, collects, owns and maintains a proprietary computerized database composed of consumer information.  Promopath, as the data owner, granted a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, make use and have access to the data pursuant to defined terms and conditions for which Promopath is paid revenue. Another type of revenue stream Promopath had was lead generation or cost-per-lead (“CPL”).  Advertisers who purchase potential customers, on a CPL basis are interested in collecting data from consumers expressing interest in a product or service.  CPL varies from CPA in that no credit card information for the potential customer needs to be provided to the advertiser for the fee to be paid for the lead.

The Digital Media Marketing Segment provided 34.2%, 45.4% and 25.5% of our revenues in fiscal years 2009, 2008 and 2007, respectively.

Discontinued Operations.  The Company, through its subsidiaries, owned eight car washes as of December 31, 2009.   As of March 19, 2010, the Company owns seven car washes in Texas.  The seven locations consist of six full service car washes and one self service car wash location.  The full service car washes provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.   One of the remaining car washes is subject to an Agreement of Sale and is anticipated to close in the second quarter of 2010.

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

BUSINESS STRATEGIES

Security Segment.

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products.  For the year ended December 31, 2009, revenues from the Security Segment were $18.6 million.  The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $373,000 of revenue in 2002 to $7.2 million in 2009. Growth has been principally achieved through acquiring businesses and internal growth through development of new product offerings, as well as expanded advertising and marketing efforts. During 2009, the Security Segment added intrusion fencing and access control to its products. In the second quarter of 2009, the Security Segment acquired a UL listed monitoring center. The monitoring center monitors video and security alarms for over 300 security dealer clients which have over 30,000 end-user accounts. The wholesale alarm monitoring company offers our dealers an easy alternative for the monitoring of the video output of our products that the dealers install. By offering video monitoring we hope to be able to increase the loyalty and number of our dealers.

The Company sells its defense sprays in the consumer market under its Mace® brand.  Defense sprays are sold in the law enforcement market under the brand name of TakeDown®.  The Mace Trademark Corporation, a subsidiary of Mace Security International, Inc., manages the correct use of the Mace® trademark by Mace Security International, Inc. and Armor Holdings, Inc. (See also Trademarks and Patents, page 8).  Armor Holdings, Inc has the exclusive right to use the Mace® brand when selling aerosol defense sprays to the law enforcement market, pursuant to an agreement dated July 1998. We believe that the total domestic consumer defense spray market is approximately $18 million to $20 million in annual revenues and that the domestic law enforcement market is approximately $5 million in annual revenues.  Our newly developed Pepper Gel® has increased sales in Law Enforcement and Consumer markets. Pepper Gel® has a patent pending in the U.S. Patent and Trademark Office and in the European Union under the Patent Co-operation Treaty (PCT).

During the six months ended December 31, 2008 and throughout 2009, we implemented cost savings measures, including a reduction in employees throughout the Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas.  As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility and sold our Fort Lauderdale, Florida warehouse. Our professional security sales and administrative team has remained in Fort Lauderdale, Florida in a rented facility. Our security catalog sales team was relocated to Florida in the rented facility. The  goals of the reorganization were to align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and accounting services, and to streamline our organization structure and management team for improved long-term growth.

Operating Agreements and Acquisitions.  On April 30, 2009, the Company completed the purchase of all the outstanding common stock of Central Station Security Systems, Inc. (“CSSS”) from CSSS’s shareholders.  Total consideration was approximately $3.7 million which consisted of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $766,000 of which is recorded in accrued expenses and other current liabilities, and $461,000 which is recorded as other non-current liabilities at December 31, 2009, and the assumption of approximately $590,000 of liabilities.  CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods.  The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering monitoring services to the Company’s current customers. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense.  The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000. Customer relationships, tradename and the non-compete agreement, were assigned a life of fifteen, three, and five years, respectively.

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

Digital Media Marketing Segment.

Sales.  We have been increasing sales and customer acquisition efforts and expenses in our e-commerce division. The Purity cosmetics product line is, to date, our most successful product line and is anticipated to remain stable.  We also anticipate additional growth from our 2008 launch of products such as ExtremeBriteWhite, our teeth whitening product; and Knockout, our acne product; our recent launch of new products such as Biocol, a colon cleanser; Goji Berry Now, our antioxidant dietary supplement, and PetVitamins, our pet care supplements, as well as from future planned product lines.

Operating Efficiency. In an effort to streamline and strengthen internal operations, we have consolidated all internal operations of our Digital Media Marketing Segment in our Wexford, Pennsylvania office, a suburb of Pittsburgh, Pennsylvania.  We maintain a sales presence throughout the country.  In September 2009, we began to lease warehouse space in the York, Pennsylvania area for the Digital Media Marketing Segment’s e-commerce division’s shipping and fulfillment functions which were previously located in Farmers Branch, Texas. The relocation provided savings in operating, overhead, and personnel costs.

Acquisition. On July 20, 2007, the Digital Media Marketing Segment was added to our operations when all of the outstanding common stock of Linkstar was purchased from Linkstar’s shareholders. The acquisition of Linkstar provides us with a presence in the online and digital media services industry. We paid approximately $10.5 million to the Linkstar shareholders, which consisted of $7.0 million in cash at closing, $500,000 of promissory notes bearing a 5% interest rate paid on January 3, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million.

Discontinued Operations

We acquired our car and truck washes between May 1999 and December 2000 and had reported their results as the Company’s Car Wash Segment.  We have made the decision to sell the remaining eight car washes.  From December 2005 to March 12, 2010, we have sold 42 car washes including all of our car washes in the Northeast region; Arizona; Florida; Austin, Texas; and San Antonio, Texas.  The five truck washes we had owned were sold in 2007.

We currently own seven car washes as of March 19, 2010, all located in Texas. One of the remaining car washes is subject to an Agreement of Sale.  We are marketing our car washes individually and in groups. We are considering offers for our car washes  and evaluating offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide sufficient capital for the growth of our Security and Digital Media Marketing Segments.  We seek to grow the Security and Digital Media Marketing Segments through acquisitions, new product development and new market penetration.

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

We have a diverse customer base within the Security Segment with no single customer accounting for 5% or more of our consolidated revenues for the fiscal year ended December 31, 2009. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

Digital Media Marketing Segment. E-commerce products and services are marketed on third party promotional internet sites. We are continuing to increase the products offered by our Linkstar e-commerce division, with the successful launch of our mineral cosmetic line, Purity, in late 2007, the launch of Eternal Minerals, a Dead Sea spa product line in the Spring of 2008 and ExtremeBriteWhite, a teeth whitening product in late 2008; and the launch of four new products in 2009, including Knockout, an acne product; Biocol, a natural colon cleanser; Goji Berry Now, a concentrated antioxidant dietary supplement; and PetVitamins, a pet care product line of supplements to improve heart and joint health in dogs and cats. We intend to concentrate on expanding our existing product lines, building brand awareness, and launching three to four new product lines in 2010.

PRODUCTION AND SUPPLIES

Security Segment. Our electronic surveillance products and system component requirements are established at our Fort Lauderdale, Florida facility and are manufactured principally in Korea, China, Israel and England by original equipment manufacturers (“OEM”). The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale to our warehouse in Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility.  Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." KinderGard ®, a product line of childproof locks, and TG Guard®, an electronic tear gas security system, are primarily manufactured by unrelated companies and are assembled and packaged on-site at our Vermont facility.  There are numerous potential suppliers of the components and parts required in the production process.  We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc.  In addition, we purchase for resale a variety of products produced by others including whistles and window and door alarms.

Digital Media Marketing Segment.  Linkstar, our e-commerce division, and Promopath, our digital marketing division, are located in Wexford, Pennsylvania, a suburb of Pittsburgh. Shipping and fulfillment for the e-commerce division is performed in a third party fulfillment center located in York, Pennsylvania.  The products sold by the e-commerce division are manufactured within the United States as well as China and other foreign countries.  The packaging of products is also currently obtained through suppliers in the United States and China.

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

Our security monitoring company is in a highly competitive industry.  Monitoring accounts are difficult to obtain, as there is a natural resistance by dealers to move their end user accounts.  There are many national and local monitoring companies that compete aggressively on price.

There continues to be a number of companies marketing personal defense sprays to civilian consumers such as Armor Holdings, Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations.  This segment experienced increased sales in aerosols in each of the three years ending December 31, 2009, 2008 and 2007 and increased sales in TG Guard systems in 2007.  We attribute the increased sales to improved marketing, including improvements in our website, and development of new products such as our Mace Pepper Gun®, our Mace Pepper Gel®, our Hot Pink Mace Defense Spray™ and our Night Defender Pepper Gel Defense Spray™.

Digital Media Marketing Segment. Linkstar, our e-commerce division, competes with product development and marketing companies, both on and offline.  Our success relies on creating innovative products attractive to consumers and being able to gain and protect market share for successful product lines. We compete with numerous well-established national and regional companies such as ValueClick, Think Partnership, Syndero, Intelligent Beauty, Guthy-Renker, and Bare Escentuals.  Promopath, our online marketing division, has recently restarted its third party business in addition to  placing  Linkstar’s e-commerce products on third-party promotional websites.

TRADEMARKS AND PATENTS

Security Segment.  We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States and a non-exclusive license for sales to the consumer market worldwide. We subsequently purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case®, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We have patents pending for our new less-than-lethal gel products in the United States and also in several foreign jurisdictions. We have recently obtained trademarks for Mace Pepper Gel® and have filed trademark applications for Hot Pink Mace Defense Spray™, Night Defender Pepper Gel Defense Spray™ and the Sportsman Scent System®. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit. Additionally, we have recently received a patent internationally for a non-irritant gel formulation.

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

Additional  trademarks used in our Security Segment are: SecurityandMore.com®, Industrial Vision Source®, Easy Watch®, Focus Vision 4 Observation System (Stylized)®, SmartChoice®, MaceLock™, MaceTrac™ and MaceVision™.

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

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Vermont Mill is obligated to pay under the Administrative Consent Order.  The Company and Vermont Mill are in discussions to determine what portion of the invoice each will pay.  The Company is estimating that it will pay approximately $190,000 of this invoice. A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2009. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid to date, leaving an accrual balance of $190,000 at December 31, 2009 for the estimated share of the Company's EPA costs.

 The United States Attorney for the District of Vermont (“U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Vermont location.  The Company believes the investigation is focused on the Company allegedly not disposing of hazardous materials and waste at the Vermont location, as required by various environmental laws. In connection with the investigation, a search of the Company’s Bennington, Vermont location and the building in which the facility is located occurred in February 2008.  On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company  supplied the documents and is fully cooperating with the U.S. Attorney’s investigation. During the fourth quarter of 2009, the U.S. Attorney interviewed a Company employee before a grand jury.  The Company believes that the U.S. Attorney is  actively pursuing an investigation of possible criminal violations. The Company has made no provision for any future costs associated with the investigation.

Digital Media Marketing Segment.  We believe that we currently comply with all state and federal laws within our online marketing practices.  However, the online marketing segment has come under increased scrutiny by the Federal Trade Commission (“FTC”) and several state Attorney Generals with regard to online lead generation practices.  Because our online marketing and e-commerce sites could be impacted, we are closely monitoring any changes to state or federal laws and FTC guidelines.  In addition, any changes to laws impacting the import or sale of any products within our e-commerce division could adversely impact revenues, although we believe this to be of minimal risk in the near future.

Car Washes Held for Sale.  We are subject to various local, state, and federal laws regulating the discharge of pollutants into the environment.  We believe that our operations are in compliance, in all material respects, with applicable environmental laws and regulations. Three major areas of regulation facing us are disposal of lubrication oil at our oil change centers, the compliance with all underground storage tank laws in connection with our gasoline sales, and the proper recycling and disposal of water used in our car washes.  We use approved waste-oil haulers to remove our oil and lubricant waste.   Our underground storage tanks are in compliance with all legal requirements. We recycle our waste water and, where we have proper permits, it is disposed of into sewage drains.  Approximately 70% of the water used in the car wash is recycled at sites where a built-in reclaim system exists.

RESEARCH AND DEVELOPMENT

Security Segment.  The staff in our Fort Lauderdale, Florida  facility determines the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2009, 2008 or 2007.

Digital Media Marketing Segment.   We spend funds to internally develop software used in our business.  We also have employees whose duties are to perform market research and testing of new product ideas and improve existing products within the e-commerce division. Our research and development expense was not material in 2009, 2008 or 2007.

INSURANCE

We maintain various insurance policies for our assets and operations.  These policies provide property insurance including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated companies. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate, but no earlier than the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit in the amount of $566,684 at December 31, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

Our electronic surveillance products are manufactured in Korea, China, England and Israel. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations.  Our Digital Media Market Segment products are manufactured within the U.S. as well as China and other foreign countries. All of our car wash business is conducted in the United States.  Approximately 3.6%, (or $676,000), 4.5%, (or $936,000) and 3.8% (or $841,000) of the 2009, 2008 and 2007 revenues, respectively, from our Security Segment were derived from customers outside of the United States. Additionally, revenues of approximately 0.3%, or $31,000, 1.0%, or $145,000, and 0.2%, or $18,000, of our Digital Media Marketing Segment revenues in 2009, 2008 and 2007, respectively, were derived from customers outside of the United States.

EMPLOYEES

As of March 19, 2010, we had approximately 310 employees, of which approximately 179 were employed in the car wash business, 91 employed in the Security Segment, 23 employed in the Digital Media Marketing Segment, 15 in corporate clerical and administrative positions in our corporate and finance departments, and two in executive management.  None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A.         RISK FACTORS

Risks Related to Our Business

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the economy and credit markets. As a result of the recession, the credit market crisis, declining consumer and business confidence, increased unemployment, and other challenges currently affecting the domestic economy, our customers have reduced their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchase activities through cash flow from operations or the incurrence of debt.  Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income. The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and a possible lack of availability of financing to businesses and individuals has resulted in a significant reduction in our customers’ spending for our products and services.  During 2009, our revenues from continuing operations declined $9.8 million, or 25.8%, from our revenues from continuing operations in 2008.  To the extent our customers continue to reduce their spending in 2010, this reduction in spending could have a material adverse effect on our operations. If the economic slowdown continues for a significant period or there is significant further deterioration in the economy, our results of operations, financial position and cash flows will be materially adversely affected.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2009. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 31, 2009 was $10.95 million. Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

Our liquidity could be adversely affected if we do not prevail in the litigation initiated by Louis D. Paolino, Jr.   The Board of Directors of the Company terminated Louis D. Paolino, Jr. as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (the “Arbitration Demand”) filed with the American Arbitration Association in Philadelphia, Pennsylvania (the “Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company having defamed Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008, relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  On June 25, 2008, Mr. Paolino also filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”).  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  Upon the motion of Mr. Paolino, the proceedings relating to the DOL Complaint have been stayed pending the conclusion of the Arbitration Proceeding.  The Company is disputing the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding and against the DOL Complaint.  A ruling in the Arbitration Proceeding is expected on or about May 31, 2010.  It is not possible to predict the outcome of litigation with any certainty. If the Company does not prevail and significant damages are awarded to Mr. Paolino, such award will severely diminish the Company’s liquidity.

If we are unable to finance our business, our stock price could decline and we could go out of business. We have been funding operating losses by divesting of our car washes through third party sales. Our capital requirements include working capital for daily operations, including purchasing inventory and equipment. Although we had cash and cash equivalents of  $9.4 million as of December 31, 2009, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our operating losses for 2008 and 2009 were $10.9 million and $9.0 million, respectively.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. Additionally, as of December 31, 2009 we only have eight remaining car washes which we estimate will generate proceeds, net of related mortgages, in the range of approximately $4.0 million to $4.5 million. To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to offer superior products and services.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $566,684 at December 31, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

Many states have and other states have stated an intention to enact laws requiring manufacturers of certain electronic products to pay annual registration fees and have recycling plans in place for electronic products sold at retail such as televisions, computers, and monitors (“electronic recycling laws”).  If the electronic recycling laws are applied to us, the sale of monitors by us may become prohibitively expensive.  Our Security Segment sells monitors as part of the video security surveillance packages we market. The video security surveillance packages consist of cameras, digital video recorders and video monitors.  We have taken the position with many states that our monitors are security monitors and are not subject to the laws they have enacted which generally refer to computer monitors. If we have to pay registration fees and have recycling plans for the monitors we sell, it may be prohibitively expensive to offer monitors as part of our security surveillance packages.  The inability to offer monitors at a competitive price will place us at a competitive disadvantage.

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

Our monitoring business relies on third party providers for the software  systems and communication connections we use to monitor alarms and video signals; any failure or interruption in products or services provided by these third parties could harm our ability to operate our business. Our central station utilizes third party software and third party phone and internet connections to monitor alarm and video signals. Any financial or other difficulties our providers face may have negative effects on our business.

Our monitoring business can lose customers due to customers' cancelling land line  telecommunications services.  Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, some customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land-lines to alternatives may mean more existing customers will cancel service with us. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

Our monitoring business faces  continued competition and pricing pressure from other companies in the  industry and, if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.   We compete with a number of major domestic security monitoring companies, as well as a large number of smaller, regional competitors. We believe that this competition is a factor in our customer attrition, limits our ability to raise prices, and, in some cases, requires that we lower prices. Some of our monitoring competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities than we do. In addition, opportunities to take market share using innovative products, services and sales approaches may attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

Loss of customer accounts by our monitoring business could materially adversely affect our operations. Our contracts can be terminated on 60 day notice by our customers.  We could experience the loss of accounts as a result of, among other factors:

•	relocation of customers;
•	customers' inability or unwillingness to pay our charges;
•	adverse financial and economic conditions, the impact of which may be particularly acute among our small business customers;
•	the customers' perceptions of value;
•	competition from other alarm service companies; and
•	the purchase of our dealers by third parties who choose to monitor elsewhere.

Loss of a large dealer customer could result in a significant reduction in recurring monthly revenue. Net losses of customer accounts could materially and adversely affect our business, financial condition and results of operations.

Increased adoption of "false alarm" ordinances by local governments may adversely affect our monitoring business. An increasing number of local governmental authorities have adopted, or are considering the adoption of, laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 95% of the monitoring businesses recurring monthly revenue (“RMR”) at December 31, 2009 was derived from customers located in California. Additionally, our facilities are located in California.  A major earthquake, or other environmental disaster in California, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

We could face liability for our failure to respond adequately to alarm activations. The nature of the monitoring services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. In the event of litigation with respect to such matters, however, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

Future government regulations or other standards could have an adverse effect on our operations. Our monitoring operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

The loss of our Underwriter Laboratories listing could negatively impact our competitive position. Our alarm monitoring center is UL listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with its regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

Risks Related to our Digital Media Marketing Segment

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup), Eternal Minerals (Dead Sea spa products), Extreme- BriteWhite (a teeth whitening product), Knockout (an acne product), Biocol (a natural colon cleanser), Goji Berry Now (a concentrated antioxidant dietary supplement), and PetVitamins (a line of FDA-approved supplements for pets) are relatively new.  We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our customer acquisition costs may increase significantly.  The customer acquisition cost of our business depends in part upon our ability to obtain placement on promotional Internet sites at a reasonable cost.  We currently pay for the placement of our products on third party promotional Internet sites by paying the site operators a fixed fee for each customer we obtain from the site (“CPA fee”).  The CPA fee varies over time, depending upon a number of factors, some of which are beyond our control.  One of the factors that determine the amount of the CPA fee is the attractiveness of our products and how many consumers our products draw to a promotional website.  Historically, we have used online advertising on promotional websites as the sole means of marketing our products.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on in the form of higher product prices.  Continuing increases in advertising costs could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We could lose our listing on the NASDAQ Global Market if the closing bid price of our stock does not return to above $1.00 for ten consecutive days during the 180 day period ending September 20, 2010.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing bid price of $0.92 at the close of the market March 18, 2010. On March 22, 2010, the Company received a letter from the NASDAQ Listing Qualifications Department that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because, for the period February 4, 2010 through March 19, 2010, the closing bid price of our common stock was less than $1.00 per share. The non-compliance with NASDAQ Listing Rule 5450a)(1) makes the Company’s common stock subject to being delisted from the NASDAQ Stock Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days expiring on September 20, 2010 to regain compliance by having a closing bid price for a minimum of ten consecutive business days at $1.00 per share or higher. Under NASDAQ Listing Rule 5810(c)(3)(F), the NASDAQ Listing Qualification Department may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days. Upon delisting from the NASDAQ Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the NASDAQ Capital Market (together “NASDAQ-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than NASDAQ-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

At March 19, 2010, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

Our corporate headquarter is located in Horsham, Pennsylvania and the office of our Chief Executive Officer is in Walnut Creek, California. We rent approximately 5,000 square feet of space at a current annual cost of approximately $116,000 in Horsham, Pennsylvania and approximately 800 square feet of space plus use of common areas at a current annual cost of approximately $51,000 in Walnut Creek, California.

Security Segment Properties.  The operations of our electronic surveillance product operations are located in Fort Lauderdale, Florida and Farmers Branch, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont.

Commencing May 1, 2002, we leased approximately 44,000 square feet of space in a building from Vermont Mill Properties, Inc. (“Vermont Mill”) at an annual cost of approximately $127,000. This lease, which expired on November 15, 2009, was amended during 2008 to approximately 44,300 square feet of space with a total annual cost of approximately $129,000. We also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rental rate of $10,777 per month and modified the square footage rented to 33,476 square feet. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. Vermont Mill is controlled by Jon E. Goodrich, a director of the Company through December 2003 and a current employee of the Company.

We purchased a 20,000 square foot facility in June 2004 in Fort Lauderdale, Florida which also housed the administrative and sales staff of the Security Segment’s electronic surveillance products division. On December 4, 2009, we sold the Fort Lauderdale, Florida building pursuant to an agreement of sale entered into on October 5, 2009 for cash consideration of $1.6 million. With the sale of this property, we entered into a lease for 7,358 square feet of office space in Fort Lauderdale, Florida for the administrative and sales staff located in the Fort Lauderdale, Florida area. This lease is for a three year term expiring on December 31, 2012 at a current lease rate of $7,143 per month. The lease also provides for a two year renewal option through December 31, 2014.

In August 2004, we purchased a 45,000 square foot facility in Farmers Branch, Texas where our electronic surveillance products and our high end camera products are warehoused and sold. Additionally, in the fourth quarter of 2008, we consolidated the inventory of our Fort Lauderdale, Florida based electronic surveillance equipment operation into our Farmers Branch, Texas facility. We also warehoused certain of our Digital Media Marketing Segment e-commerce division product at our Farmers Branch, Texas facility until September of 2009. The Farmers Branch, Texas facility is secured by a first mortgage loan in the amount of $610,678 at December 31, 2009.

Digital Media Marketing Properties. The operations of our Digital Media Marketing Segment were consolidated in November 2007 into a 5,000 square foot leased office space in Wexford, PA, a suburb of Pittsburgh, PA, with an additional 2,000 square feet of space leased in March 2008. The lease, which expires in November 2012, is at a total current lease rate of $11,162 per month. This additional space allowed for expansion. We previously leased 3,872 square feet of space in San Francisco, California under an 18 month sublease agreement at an annual cost of approximately $81,000. We in turn entered into a sublease agreement for this space with a third party effective March 1, 2008 through May 15, 2009.

Car Wash Properties.   As of December 31, 2009, we owned seven and leased one car wash facilities. As of March 19, 2010, we own six and lease one car wash facilities.  Our remaining car wash facilities are reported under Discontinued Operations and are being held for sale.  We have sold 42 car wash facilities since December 31, 2005. The locations of our car washes and the services offered at the locations are in the chart below.

Locations (1)	Type of Car Wash	Number of Facilities as of December 31, 2009 (2)	Number of Facilities as of March 19, 2010 (3)

Dallas, Texas Area	Full Service Self Serve /Lube	5	5

Lubbock, Texas	Full Service	3	2

(1)	All of our locations are owned, except for one locations in Dallas, Texas which is leased.
(2)
Several locations also offer other consumer products and related car care services, such as professional detailing services (currently offered at six locations), oil and lubrication services (currently offered at five locations), gasoline dispensing services (currently offered at five locations), state inspection services (currently offered at five locations), convenience store sales (currently offered at one location) and merchandise store sales (currently offered at seven locations).

(3)	One Dallas, Texas location is subject to an Agreement of Sale. It is anticipated that the sale of this location will be consummated in the second quarter of 2010.

We own real estate, buildings, equipment, and other properties that we employ in substantially all of our car washes.

Many of our car washes are encumbered by first mortgage loans.  Of the eight car washes owned or leased by us at December 31, 2009, five properties and related equipment with a net book value totaling $4.9 million secured first mortgage loans totaling $2.1 million and three properties with a net book value totaling $1.9 million were not encumbered.

ITEM 3.	LEGAL PROCEEDINGS

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company defaming Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008  relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  Testimony in the arbitration has been completed, the parties prepared and filed briefs of their positions and a ruling is expected on or about May 31, 2010, based on the current scheduling order. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

On March 30, 2009, Mr. Paolino filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify and advance to Mr. Paolino his costs of defending the Company’s $1,000,000 counterclaim filed in the Arbitration Proceeding (“Counterclaim”). In an Opinion issued December 8, 2009, the Court in the Indemnity Action, ordered the Company to advance the costs Mr. Paolino incurred in defending the Counterclaim.  The Company paid Mr. Paolino $250,000 to settle the Company’s advancement obligation.  Mr. Paolino’s initial demand was in the amount of $688,758.  As part of the settlement, Mr. Paolino has agreed to repay any amount of the advancement that exceeds the amount Mr. Paolino is awarded as indemnification for expenses in the Indemnity Action.  The Court in the Indemnification Action has stayed proceedings on the indemnification portion of the Indemnity Action until after the Arbitration Proceeding.

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

The United States Attorney for the District of Vermont (“U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the Company allegedly not disposing of hazardous materials and waste at the Vermont location, as required by various environmental laws.  In connection with the investigation, a search of the Company’s Bennington, Vermont location and the building in which the facility is located occurred during  February 2008. On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location. The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so. During the fourth quarter of 2009, the U.S. Attorney interviewed a Company employee before a grand jury.  The Company believes that the U.S. Attorney is actively pursuing an investigation of possible criminal violations. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Additional information regarding our legal proceedings can be found in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 (a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock is traded and quoted on the Nasdaq Global Market under the trading symbol "MACE."  Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq.
	HIGH	LOW

Year Ending December 31, 2008
First Quarter	$2.05	$1.40
Second Quarter	$1.99	$1.40
Third Quarter	$1.65	$1.04
Fourth Quarter	$1.26	$0.61
Year Ending December 31, 2009
First Quarter	$0.91	$0.61
Second Quarter	$1.29	$0.65
Third Quarter	$1.19	$0.89
Fourth Quarter	$1.24	$0.68
Year Ending December 31, 2010
First Quarter, through March 19, 2010	$1.24	$0.85

The closing price for our common stock on June 30, 2009 was $1.18.  For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares.  However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.  For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2010 we had 92 stockholders of record and approximately 2,700 beneficial owners of our common stock. We did not pay dividends in the preceding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business.  Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

For information regarding our equity compensation plans, See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b)	Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the Nasdaq Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”). (1)

(1)
The Selected Peer Group Index is comprised of securities of Command Security Corp, Innodata Isogen, Inc., Lasercard Corp, Looksmart Ltd., Napco Security Systems, Inc., RAE Systems, Inc., Taser International, Inc., Inuvo, Inc., Track Data Corp., and Versar, Inc. The current peer group includes security product, e-commerce and digital media marketing companies which appropriately reflect Mace’s business. There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted by the graph above.  The Company neither makes nor endorses any predictions as to future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG MACE SECURITY
INTERNATIONAL, INC., THE NASDAQ MARKET INDEX, AND SELECTED PEER GROUP

	December 31,
	2004	2005	2006	2007	2008	2009
Mace Security International	100.00	51.46	53.33	42.29	16.66	23.75
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
PEER GROUP INDEX	100.00	38.12	37.68	48.10	16.97	19.19

The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating this Annual Report on Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

(c) Recent Sales of Unregistered Securities

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

In undertaking this issuance, the Company relied on an exemption from registration under Section 4(2) of the Securities Act.

(d) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2009	16,700	$0.97	16,700	$1,507,000
November 1 to November 30, 2009	35,400	$0.84	35,400	$1,477,000
December 1 to December 31, 2009	82,700	$0.88	82,700	$1,404,000
Total	134,800	$0.88	134,800

(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of December 31, 2009, 575,210 shares had been repurchased under this program at a cost of approximately $596,000.

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

Statement of Operations Data:	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share information)
Revenues:
Security	$18,591	$20,788	$22,278	$23,366	$24,909
Digital media marketing	9,655	17,290	7,625	-	-
	28,246	38,078	29,903	23,366	24,909
Cost of revenues:
Security	12,998	15,740	16,936	18,172	18,136
Digital media marketing	6,943	12,126	6,505	-	-
	19,941	27,866	23,441	18,172	18,136

Selling, general and administrative expenses	15,067	17,086	15,088	13,403	9,810
Depreciation and amortization	790	786	691	549	442
Goodwill and asset impairment charges	1,462	3,249	447	71	-

Operating loss	(9,014)	(10,909)	(9,764)	(8,829)	(3,479)

Interest (expense) income, net	(7)	260	247	2	92
Other (loss) income	(108)	(2,217)	944	324	235
Loss from continuing operations before income taxes	(9,129)	(12,866)	(8,573)	(8,503)	(3,152)

Income tax expense	-	100	98	156	2,182
Loss from continuing operations	(9,129)	(12,966)	(8,671)	(8,659)	(5,334)
(Loss) income from discontinued operations, net of tax	(1,822)	2,314	2,086	1,877	314
Net loss	$(10,951)	$(10,652)	$(6,585)	$(6,782)	$(5,020)

Basic and Diluted loss per share
Loss from continuing operations	$(0.57)	$(0.79)	$(0.55)	$(0.56)	$(0.35)
(Loss) income from discontinued	$(0.11)	$0.14	$0.13	$0.12	$0.02
Net loss	$(0.68)	$(0.65)	$(0.42)	$(0.44)	$(0.33)

Weighted average number of shares outstanding	16,202,254	16,464,760	15,810,705	15,274,498	15,271,637

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$16,583	$16,025	$17,764	$26,556	$14,615
Intangible assets, net	$11,649	$10,336	$13,796	$4,546	$6,148
Total assets	$42,358	$55,036	$75,436	$87,598	$96,111
Long-term debt, including capital leases and current maturities (1)	$2,920	$6,452	$13,558	$23,966	$26,674
Stockholders’ equity	$31,988	$43,167	$53,566	$56,506	$61,650
(1)  Includes Long-term debt included in Liabilities related to assets held for sale.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the three years in the period ended December 31, 2009 and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. Risk Factors of this Form 10-K Report. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include intrusion fencing, access control, security cameras and security digital recorders. The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for 300 security dealer clients with over 30,000 end-user accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian, European and Israeli manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the year ended December 31, 2009 for the Security Segment were comprised of approximately 25% from our professional electronic surveillance operation, 36% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation, 27% from our personal defense and law enforcement aerosol operation in Vermont, and 12% from our wholesale security monitoring operation in California.

Digital Media Marketing

Prior to June 2008, our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. After June 2008 we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment was essentially an online e-commerce business.  During the first quarter of 2010, we resumed generating online marketing revenue.

Linkstar, our e-commerce division, is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominately through online advertising on third party promotional websites. Linkstar also markets products on promotional websites operated by Promopath, our online marketing division. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a Dead Sea spa product line  (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com); Knockout, an acne product (www.knockoutmyacne.com); Biocol, a natural colon cleanser (www.biocolcleanser.com); Goji Berry Now, a concentrated antioxidant dietary supplement (www.gojiberrynow.com); and PetVitamins, a pet care product line of patented FDA-approved supplements to improve heart and joint health in dogs and cats (www.petvitamins.com). We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Promopath, our online affiliate marketing company, secured customer acquisitions or leads for advertising clients principally using promotional internet sites offering free gifts. Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. Promopath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal such as NetFlix®, Discover® credit cards and Bertelsmann Group. Promopath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead. Promopath’s largest expense item was purchasing lists of internet addresses to which it sent its promotional pages.

In June of 2008, the Company discontinued marketing Promopath’s online marketing services to third party customers. Between June of 2008 and December 31, 2009, Promopath’s primary mission was focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar. During the third quarter of 2009, management made a decision to reactivate the operations of the Promopath online marketing services as described above to both third party customers as well as to generate customer acquisitions for Linkstar, the Company’s e-commerce division. The reactivation is being conducted on a controlled basis by having a more limited budget for the purchasing of lists of internet addresses. The Company resumed generating online marketing revenue through Promopath in the first quarter of 2010.

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2009, were approximately $9.7 million; consisting of $9.64 million, or 99.8%, from our e-commerce division and $21,000, or 0.2%,  from our online marketing division.

Cost of Revenues

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products including direct labor and related taxes and fringe benefits, and raw material costs, and telecommunication costs related to our wholesale monitoring operation. Product warranty costs related to the Security Segment are mitigated in that a portion of customer product warranty claims are covered by the supplier through repair or replacement of the product associated with the warranty claim.

Digital Media Marketing

Cost of revenues within the Digital Media Marketing Segment consist primarily of amounts we pay to website publishers that are directly related to revenue-generating events, including the cost to enroll new members, fulfillment and warehousing costs, including direct labor and related taxes and fringe benefits and e-commerce product costs. Promopath’s largest expense is the purchasing of internet addresses to which it sends its promotional pages.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of management, clerical and administrative salaries, professional services, insurance premiums, sales commissions, and other costs relating to marketing and sales.

We expense direct incremental costs associated with business acquisitions as well as indirect acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead.

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

Other Income

Other income consists primarily of gains and losses on short-term investments.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate.  Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Discontinued Operations

At December 31, 2009, we owned or leased eight full service and self-service car wash locations in Texas which are reported as discontinued operations (see Note 4 of the Notes to Consolidated Financial Statements); and accordingly, have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company secured by mortgages on the truck washes. The $920,000 note, which has a balance of $881,000 at December 31, 2009, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

Results of Operations for the Three Years Ended December 31, 2009, 2008 and 2007

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Year ended December 31,
	2009	2008	2007

Revenues	100%	100%	100%
Cost of revenues	70.6	73.2	78.4
Selling, general and administrative expenses	53.3	44.9	50.5
Depreciation and amortization	2.8	2.1	2.3
Goodwill and asset impairment charges	5.2	8.5	1.5
Operating loss	(31.9)	(28.7)	(32.7)
Interest (expense) income, net	(0.0)	0.7	0.8
Other (expense) income	(0.4)	(5.8)	3.2
Loss from continuing operations before income taxes	(32.3)	(33.8)	(28.7)
Income tax expense	-	0.3	0.3
Loss from continuing operations	(32.3)	(34.1)	(29.0)
(Loss) income from discontinued operations, net of tax	(6.5)	6.1	7.0
Net loss	(38.8)%	(28.0)%	(22.0)%

Revenues

Security

Revenues were approximately $18.6 million, $20.8 million and $22.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Of the $18.6 million of revenues for the year ended December 31, 2009, $4.7 million, or 25%, was generated from our professional electronic surveillance operations, $6.6 million, or 36%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $5.0 million or 27%, from our personal defense and law enforcement aerosol operations in Vermont, and $2.3 million or 12% from our wholesale security monitoring operation in California acquired on April 30, 2009. Of the $20.8 million of revenues for the year ended December 31, 2008, $7.2 million, or 35%, was generated from our professional electronic surveillance operation, $9.0 million, or 43%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, and $4.6 million, or 22%, from our personal defense and law enforcement aerosol operation in Vermont. Of the $22.3 million of revenues for year ended December 31, 2007, $7.8 million, or 35% was generated from our professional electronic surveillance operation, $9.9 million, or 44%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, and $4.6 million, or 21% from personal defense and law enforcement aerosol operations in Vermont.

Overall revenues within the Security Segment decreased in 2009. The majority of the decrease in sales was from  decreases in sales of our consumer direct electronic surveillance division, our professional electronic surveillance operation and our machine vision camera and video conferencing operation. Our Vermont personal defense operations sales in 2009 increased approximately $465,000 or 10% over 2008. The decrease in sales of our consumer direct electronic surveillance, machine vision camera and video conference equipment operations, and our professional electronic surveillance operation was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the deteriorating economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations continue to be impacted by reductions in sales to certain customers with ties to the big three automotive manufacturers. With respect to our personal defense operation, we experienced growth in aerosol and non-aerosol sales largely from the introduction of new products such as a new home security system, our Mace Pepper Gun®, our new Mace Hot Pink Defense Spray™ and our Mace Pepper Gel® partially offset by a decrease in sales of TG Guard, law enforcement and OEM supplied products.

The decrease in revenues within the Security Segment in 2008 as compared to 2007 was due principally to a decrease in sales of our consumer direct electronic surveillance and machine vision camera and video conferencing equipment and our professional electronic surveillance operation. The decrease in sales in our professional electronic surveillance operation was partially a result of sales of discontinued and refurbished products at lower selling prices, the inability of some of Mace’s vendors to supply high volume products in a timely manner, and competitive pressures. The decrease in sales of our consumer direct electronic surveillance operations in Texas was largely a result of increased competition and inventory shortages of certain components. The Company’s machine vision camera and video conferencing equipment operation was impacted by competition and certain large customers purchasing direct from its main supplier. This decrease in revenue was partially offset by an increase in revenue in our personal defense and law enforcement aerosol operations with a noted increase in sales in our Mace aerosol defense sprays and TG Guard® products.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2009 were approximately $9.7 million, consisting of $9.64 million from our e-commerce division and $21,000 from our online marketing division. Revenues within our Digital Media Marketing Segment for the year ended December 31, 2008 were approximately $17.3 million, consisting of $15.1 million from our e-commerce division and $2.2 million from our online marketing division. The reduction in revenues within our e-commerce division of $5.46 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line introduced in late 2007 partially offset by sales from the introduction of new products, including the Eternal Minerals spa products, ExtremeBriteWhite teeth whitening, Knockout acne product, Biocol colon cleanser, and Goji Berry Now antioxidant dietary supplement products. Revenues within our e-commerce division were also negatively impacted by an increase in credit card decline rates as the recession continues and as credit card companies continue to tighten their credit to customers. The reduction in revenues within our online marketing divisions was a result of management’s decision to discontinue marketing Promopath’s online marketing services to external customers in June 2008.

Revenues within our Digital Media Marketing Segment from the acquisition date, July 20, 2007, through December 31, 2007, were approximately $7.6 million, consisting of $4.2 million from our e-commerce division and $3.4 million from our online marketing division.

Cost of Revenues

Security

Costs of revenues were $13.0 million, or 70% of revenues, $15.7 million or 76% of revenues and $16.9 million or 76% of revenues for 2009, 2008 and 2007, respectively. The reduction in cost of revenues as a percent of revenues in 2009 is the result of the implementation of corporate wide cost savings measures, including a reduction in employees, in the last six months of 2008 and through the end of 2009 and a reduction in discounts and product returns within our professional and our consumer direct electronic surveillance operations. The decrease in cost of revenues as a percentage of revenues in 2008 as compared to 2007 is due to a change in customer and product mix and a conscious effort to reduce discounting of list prices and sell products at higher profit margins and partially due to reduced overhead costs from the consolidation of the Fort Lauderdale, Florida warehouse operations into the Farmers Branch, Texas warehouse in the fourth quarter of 2008. Additionally, the margins within our professional electronic surveillance operation in Florida were negatively impacted in 2007 by an increase in sales of discontinued products, refurbished items and substitute items as a result of the inability of some of Mace’s vendors to supply high volume products in a timely manner.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $6.9 million, or 72% of revenues, for the year ended December 31, 2009, the majority of which related to our e-commerce divisions.

Cost of revenues within our Digital Media Marketing Segment was approximately $12.1 million, or 70% of revenues, for the year ended December 31, 2008. Of this amount, $10.1 million related to our e-commerce division and $1.98 million related to our online marketing division. Cost of revenues within our Digital Media Marketing Segment from July 20, 2007, the date we acquired the segment, through December 31, 2007 were approximately $6.5 million; $3.3 million related to our e-commerce division and $3.2 million related to our online marketing division.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2009 were $15.1 million compared to $17.1 million for the same period in 2008, a net decrease of approximately $2.0 million, or 12% inclusive of approximately $858,000 of SG&A expenses in 2009 related to CSSS. CSSS was acquired in April 2009. SG&A expenses as a percent of revenues increased to 53% in 2009 as compared to 45% in 2008 as a result of the above mentioned reductions in revenues. The decrease in SG&A costs is primarily the result of implementation of corporate wide cost savings measures in the last six months of 2008 and throughout 2009, including a significant reduction in employees throughout the entire Company. The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $663,000, or 13%, partially as a result of our consolidation efforts to reduce SG&A costs as noted above and partially as a result of our reduced sales levels. Additionally, cost savings were realized through overhead reductions within our Digital Media Marketing Segment, Linkstar, including cost savings from our decision in June 2008 to discontinue marketing Promopath’s online marketing services to external customers.  SG&A expenses of our Digital Media Marketing Segment decreased from $4.6 million in 2008 to $2.5 million in 2009.  In addition to these cost savings measures, we also noted a reduction in stock option non-cash compensation expense from continuing operations from approximately $626,000 in 2008 to $116,000 in 2009. SG&A expenses also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $874,000 and $132,000 in 2009 and 2008, respectively, and $222,000 of severance cost related to employee reductions in 2009.

SG&A expenses for the year ended December 31, 2008 were $17.1 million compared to $15.1 million for the same period in 2007, an increase of approximately $2.0 million or 13%. SG&A expenses as a percent of revenues were 45% for the year ended December 31, 2008 as compared to 50% for the year ended December 31, 2007. The increase in SG&A costs is primarily the result of the acquisition of Linkstar in July 2007, which represents an increase in SG&A costs of $2.9 million in 2008 as compared to 2007 and an additional charge of approximately $425,000 for the waste remediation at our personal defense operation in Vermont (See Note 17. Commitments and Contingencies). These increases were partially offset by a decrease in costs related to the Northeast car wash region immigration investigation, non-cash compensation expense, reduction in costs within our Florida and Texas operations, and costs of the previously reported Florida security based controller embezzlement. SG&A expenses include $244,000 of legal fees in 2008 relating to the immigration investigation as compared to $674,000 in 2007. SG&A costs also include non-cash compensation expense from continuing operations of approximately $626,000 and $896,000 in 2008 and 2007, respectively. SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $378,000, partially as a result of our reduced sales levels and partially as a result of our consolidation efforts to reduce SG&A costs in all areas. In April 2007, we determined that our former Florida security based divisional controller embezzled funds from the Company. The Company conducted an internal investigation, and our Audit Committee engaged an independent consulting firm to conduct an independent forensic investigation. As a result of these investigations, we estimated that the amount embezzled by the employee was approximately $240,000 during fiscal 2006 and $99,000 in the first quarter of fiscal 2007. SG&A expenses for 2007 also include approximately $300,000 of legal, consulting and accounting fees related to the Florida embezzlement investigation. In January 2009, we recovered $42,000 of funds from an investment account of the former divisional controller where certain of the embezzled funds were deposited. The recovered funds were reported as a component of operating income in the first quarter of 2009.

Depreciation and Amortization

Depreciation and amortization totaled $790,000, $786,000 and $691,000 for 2009, 2008 and 2007, respectively. The increase in depreciation and amortization expense, principally in 2009 and 2008 as compared to 2007, was related to amortization expense on Linkstar and CSSS acquired intangible assets.

Asset Impairment Charges

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

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

As of November 30, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30 for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exists.  In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded a goodwill impairment charge of approximately $280,000 within our Security Segment and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We updated our forecasted cash flows of the Security Segment reporting units during the fourth quarter of 2008. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas operations) reporting unit exceeded its fair value. With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  The resulting implied goodwill was $(5.9) million; accordingly, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009 and December 31, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009 and an impairment charge of $30,000 to trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.

As noted above, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30.  Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value as of December 31, 2008.  We updated our forecasted cash flows of this reporting unit during the second quarter early June 30, 2009. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, during our December 31, 2009 review of intangible assets, we determined impairment indicators existed relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill within this reporting unit for impairment. The budgets and long-term business plans of this reporting unit include the resumption of generating online marketing revenues through our online marketing division, Promopath, in 2010 and an increase in projected e-commerce revenues and growth rates as a result of introduction of new products and a reduction in credit card decline rates that negatively impacted revenues in 2009. Based upon the Company’s December 31, 2009 assessment, a hypothetical 15% reduction in the estimated fair value of the Digital Media Marketing reporting unit would not result in an impairment charge. In order to evaluate the sensitivity of the estimated fair value calculations of the reporting unit, the Company hypothetical reduced the 2010 projected revenues by 13% and limited future annual growth rates to 5%. These hypothetical assumptions would have no impact on the goodwill impairment analysis for the reporting unit.

As previously noted, in June 2008 management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath continued to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, we recorded an impairment charge of approximately $1.4 million representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, we sold the Fort Lauderdale, Florida building recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Interest Expense, Net

Interest expense, net of interest income, for the year ended December 31, 2009 was $7,000 compared to interest income, net of interest expense of $260,000 for the year ended December 31, 2008. The decrease in net interest income is due to a slight increase in interest expense of approximately $4,000 and a reduction in interest income of approximately $264,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2009.

Interest income, net of interest expense, for year ended December 31, 2008 was $260,000, compared to $247,000 for the year ended December 31, 2007. The increase in net interest income is due to a decrease in interest expense of approximately $160,000 as a result of decreasing interest rates and a reduction in outstanding debt due to routine principal payments and repayment of debt related to car wash site sales, and a decrease in interest income of approximately $146,000 related to the Company’s decrease in interest rates and in our cash and cash equivalents.

Other (Expense) Income

Other (expense) income was $(108,000), $(2.2) million and $944,000 for 2009, 2008 and 2007, respectively. The 2008 amount includes $250,000 of earnings on short term investments offset by a $2.2 million investment loss related to the Victory Fund, Ltd. hedge fund and a loss of $380,000 on the redemption of a mutual fund investment in the fourth quarter of 2008. See Liquidity section below. Other income during 2007 included $752,000 of earnings on short-term investments and the recovery of a previously written-off acquisition deposit of $150,000.

Income Taxes

We recorded income tax expense of $0, $100,000 and $98,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0)% (0.78)%, and (1.14)% for the years ended December 31, 2009, 2008, and 2007, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.9 million in 2007, $4.3 million in 2008, and $3.4 million in 2009 with a total valuation allowance of $18.4 million at December 31, 2009 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s sale of its remaining Car Wash operations, and the ultimate extent of growth in the Company’s Security and Digital Media Marketing Segments.

Discontinued Operations

Revenues within the car wash operations for the year ended December 31, 2009 were $10.6 million as compared to $16.1 million for the year ended December 31, 2008, a decrease of $5.5 million or 34%. This decrease was primarily attributable to a decrease in wash and detail services principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 154,000 cars, or 27% in 2009 as compared to 2008, 12%, excluding the impact of a car wash volume reduction of approximately 128,000 cars from the closure and divestiture of 14 car wash locations in Texas and Florida since January 2008. Additionally, the Company experienced a decrease in average car wash and detailing revenue per car, from $18.29 in 2008 to $17.89 in 2009.  Revenues for the year ended December 31, 2008 were $16.1 million as compared to $27.2 million for the year ended December 31, 2007, a decrease of $11.1 million or 41%. The decrease in car wash and detail revenues in 2008 was principally due to the sale of car washes and reduced car wash volumes in the Texas market due to economic pressures, increased competition and unfavorable weather. Overall car wash volumes declined by 665,000 cars, or 53% in 2008 as compared to 2007, with car wash volumes increasing slightly excluding the impact of a car wash volume reduction of approximately 664,000 cars from the closure and divestiture of 35 car wash locations from January 2007 to December 2008. Partially offsetting the reduction in car wash volume, average wash and detailing revenue per car increased from $17.11 in 2007 to $18.29 in 2008.

Cost of revenues within the car wash operations were $9.3 million, or 88% of revenues, $13.8 million or 86%, and $21.8 million of revenues, and 81% for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in cost of revenues as a percent of revenues in 2008 and 2009 was the result of the reduction in car wash volumes and an increase in cost of labor as a percentage of car wash and detailing revenues.

During the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.  During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value.  During the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million and we closed a full service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. Additionally, as noted in Note 3. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. Lastly, during the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its  net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on  March 10, 2010. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and short-term investments were $9.4 million at December 31, 2009.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 8.4% at December 31, 2009, and 13.0% at December 31, 2008.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,207,000; however, on October 15, 2008, the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1.0 million on November 3, 2008 and $2,207,000 on January 15, 2009. The Company received the first installment of $1.0 million on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,207,000 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2.0 million. One of the actions the Receiver may take on behalf of all investors is to attempt to “claw back” redemptions and distributions made by the hedge funds to their investors and use the returned funds to pay the expenses of the Receiver and for a pro-rata distribution to all investors.  No “claw back” action has been filed to date. We have received a letter from the Receiver stating that the Receiver does not intend to claw back the $1.0 million we were paid based on the fact that our original investment was $2.0 million. If we are required by the Court to pay back the $1.0 million redemption we received, our liquidity would be adversely affected.

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

As of December 31, 2009, we had working capital of approximately $16.6 million. Working capital was approximately $16.0 million and $17.8 million at December 31, 2008 and 2007, respectively. Our positive working capital increased by approximately $558,000 from December 31, 2008 to December 31, 2009, principally due to the sale of our three Austin, Texas car washes and payoff of their related mortgage debt recorded as current at December 31, 2008 in the fourth quarter of 2009 and the reclass of our Dallas, Texas area car washes to assets held for sale and liabilities related to assets held for sale.

During the years ended December 31, 2009, 2008 and 2007, we made capital expenditures of $63,000, $230,000 and $536,000, respectively, within our Car Wash operations which are reported as discontinued operations. We believe our current cash and short-term investment balance at December 31, 2009 of $9.4 million, and cash generated from the sale of our Car Wash operations will be sufficient to meet our Security, Digital Media Marketing and Car Wash operations’ capital expenditure and operating funding needs through at least the next twelve months, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $1.5 million. In 2010, we estimate that our Car Wash operations will require limited capital expenditures of $25,000 to $50,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car Wash operations are necessary to maintain the efficiency and competitiveness of our sites.  If the cash provided from operating activities does not improve in 2010 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $352,000, $438,000, and $205,000 for the fiscal years ending December 31, 2009, 2008 and 2007, respectively. We estimate capital expenditures for the Security Segment at approximately $100,000 to $150,000 for 2010, principally related to technology and facility improvements for warehouse production equipment.

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

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance and access control products in 2010 and in years subsequent to 2010. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At December 31, 2009, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance and access control product inventory purchases.

The amount of capital that we will spend in 2010 and in years subsequent to 2010 on all of our businesses is largely dependent on the profitability of our businesses. Until our businesses start generating positive cash flow, we are dependent on car wash sales for liquidity. We believe our cash and short-term investments balance of $9.4 million at December 31, 2009, the revolving credit facility, and cash generated from the sale of our remaining car wash operations will be sufficient to meet capital expenditure and fund operating needs through at least the next twelve months while continuing to satisfy our debt covenant requirement with Chase. Our debt covenant requires us to maintain a total unencumbered cash and marketable securities balance of $1.5 million. Unless our operating cash flow improves, our growth will be limited if we deplete our cash balance. If the cash provided from operating activities does not improve in 2010 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

During the six months ended December 31, 2008 and throughout 2009, we implemented Company wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being relocated from Texas to Florida during the third quarter of 2009. Our goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and administrative services, and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company wide employee reductions, and other cost saving measures result in excess of $3.0 million in annualized savings. Through December 31, 2009, we incurred approximately $285,000 in cumulative severance costs from employee reductions.

As previously disclosed, on June 27, 2008, Car Care, Inc., a subsidiary of the Company, paid a criminal fine of $100,000 and forfeited $500,000 in proceeds from the sale of four car washes to settle a criminal indictment. A charge of $600,000 was recorded as a component of income from discontinued operations for the three months ended March 31, 2008.

Shortly after the Company’s Audit Committee became aware of the now resolved criminal investigation into the hiring of illegal aliens at four of the Company’s car washes on March 6, 2006, the Company’s Audit Committee retained independent outside counsel (“Special Counsel”) to conduct an independent investigation of the Company’s hiring practices at the Company’s car washes and other related matters. Special Counsel’s findings included, among other things, a finding that the Company’s internal controls for financial reporting at the corporate level were adequate and appropriate, and that there was no financial statement impact implicated by the Company’s hiring practices, except for a potential contingent liability. The Company incurred $704,000 in legal, consulting and accounting expenses associated with the Audit Committee investigations in fiscal 2006 and a total of $1.9 million ($185,000, $244,000, $674,000 and $796,000, in fiscal 2009, 2008, 2007 and 2006, respectively), in legal fees associated with the governmental investigation and Company’s defense and negotiations with the government. As a result of this matter, the Company has incorporated additional internal control procedures at the corporate, regional and site level to further enhance the existing internal controls with respect to the Company’s hiring procedures at the car wash locations to prevent the hiring of undocumented workers.

As previously discussed, during January 2008, the Environmental Protection Agency (“EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building in which the facility is located.  The Company does not own the building or land and leases 33,476 square feet of the building from Vermont Mill Properties, Inc (“Vermont Mill”).   The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation and search, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Vermont Mill is obligated to pay under the Administrative Consent Order.  The Company and Vermont Mill are in discussions to determine what portion of the invoice each will pay.  The Company is estimating that it will pay approximately $190,000 of this invoice. A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2009. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid to date, leaving an accrual balance of $190,000 at December 31, 2009 for the estimated share of the Company's EPA costs.

In addition to the EPA site investigation, the U.S. Attorney is conducting an investigation of the Company relating to possible violations of the RCRA at the Vermont location.  The Company believes the investigation is focused on the Company allegedly not disposing of hazardous materials and waste at the Vermont location, as required by various environmental laws. In connection with the investigation, a search of the Company’s Bennington, Vermont location and the building in which the facility is located occurred in February 2008.   On May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company  supplied the documents and is fully cooperating with the U.S. Attorney’s investigation.  During the fourth quarter of 2009, the U.S. Attorney interviewed a Company employee before a grand jury.  The Company believes that the U.S. Attorney is  actively pursuing an investigation of possible criminal violations. The Company has made no provision for any future costs associated with the investigation.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Despite our recent operating losses, we believe our cash and short-term investment balance of approximately $9.4 million at December 31, 2009, cash provided from the sale of assets, and the revolving credit facility will be sufficient to meet its car wash and security operations capital expenditure and operating funding needs through at least the next twelve months and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $1.5 million.

In December 2004, the Company announced that it was exploring the sale of its car washes. From December 2005 through March 12, 2010, we sold 42 car washes and five truck washes with total cash proceeds generated of approximately $41.7 million, net of pay-off of related mortgage debt.  While, we believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment, the current economy has caused the Company to reduce selling prices and has caused the timing of sales to be uncertain. If the cash provided from operating activities does not improve in 2010 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At December 31, 2009, we had borrowings, including capital lease obligations, of approximately $2.9 million. We had two letters of credit outstanding at December 31, 2009, totaling $570,364 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2009.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Company entered into amendments to the Chase term loan agreements effective September 30, 2006.  The amended loan agreements with Chase eliminated the Company’s requirement to maintain a ratio of consolidated earnings before interest, income taxes, depreciation and amortization to debt service. The Chase term loan agreements also limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan agreements noted above and from $3.0 million to $1.5 million as part of an additional amendment to our loan agreements on December 21, 2009. If we are unable to satisfy these covenants and we cannot obtain waivers, the Chase notes may be reflected as current in future balance sheets and as a result our stock price may decline. We were in compliance with these covenants as of December 31, 2009.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions, and the requirements to fund the growth of our security and digital media marketing businesses. In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.9 million, including debt recorded as long-term debt at December 31, 2009, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that  debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2009, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale and reflects the renewal on May 8, 2009 of loans maturing in 2009 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$2,753	$522	$1,799	$432	$-
Capital lease obligations	167	46	107	14	-
Minimum operating lease payments	3,821	1,037	1,715	705	364
	$6,741	$1,605	$3,621	$1,151	$364

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$–	$–	$–	$–	$–
Standby letters of credit (4)	570	570	–	–	–
	$570	$570	$–	$–	$–

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $115,000.

(3)	The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at December 31, 2009.
(4)	Outstanding letters of credit of $570,364 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $3.7 million for the year ended December 31, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $9.1 million, which included $116,000 in non-cash stock-based compensation charges from continuing operations, $790,000 of depreciation and amortization expense and asset impairment charges of $1.5 million. Cash was also impacted by a increase in accounts payable of $1.0 million and a decrease in inventory of $1.8 million.

Net cash used in operating activities totaled $6.5 million for the year ended December 31, 2008. Cash used in operating activities in 2008 was primarily due to a net loss from continuing operations of $13.0 million, which included $626,000 in non-cash stock-based compensation charges, $786,000 of depreciation and amortization expense and asset impairment charges of $3.2 million. Cash was also impacted by a decrease in accounts payable and accrued expenses of $1.6 million and a decrease in inventory of $1.3 million. Net cash used in operating activities totaled $9.3 million for the year ended December 31, 2007. Cash used in operating activities in 2007 was primarily due to a net loss from continuing operations of $8.7 million offset partially by $896,000 in non-cash stock based compensation charges and $691,000 in depreciation and amortization expense. Cash was also impacted by a $2.2 million increase in inventory.

Investing Activities.  Cash provided by investing activities totaled approximately $5.2 million for the year ended December 31, 2009, which includes cash provided by investing activities from discontinued operations of $6.1 million related to the sale of six  car wash sites in the year ended December 31, 2009. Investing activity also included a use of $1.9 million for the acquisition of CSSS and capital expenditures of $431,000 related to ongoing operations, as well as proceeds of $1.5 million from the sale of the Company’s Fort Lauderdale, Florida warehouse.

Cash provided by investing activities totaled approximately $8.3 million for the year ended December 31, 2008, which includes cash provided by investing activities from discontinued operations of $8.7 million related to the sale of seven car wash sites in the year ended December 31, 2008. Investing activity in 2008 also included capital expenditures of $486,000.  Cash provided by investing activities totaled approximately $15.1 million for the year ended December 31, 2007, which includes capital expenditures of $253,000 related to ongoing operations and proceeds of approximately $22.3 million from the sale of 25 car wash sites and five truck washes in the year ended December 31, 2007 offset by the acquisition of Linkstar Interactive, Inc. of $6.9 million.

Financing Activities.  Cash used in financing activities was approximately $1.5 million for the year ended December 31, 2009, which includes $93,000 of routine principal payments on debt from continuing operations, and $350,000 related to the repurchase of stock. Financing activities also include $1.0 million of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $1.6 million for the year ended December 31, 2008, which included $556,000 of routine principal payments related to continuing operations and $1.1 million of routine principal payments on debt related to discontinued operations. Cash used in financing activities was approximately $1.8 million for the year ended December 31, 2007, which includes $67,000 of routine principal payments on debt from continuing operations and $1.8 million from routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company believes that its car washing and detailing operations, all of which are recorded in discontinued operations, are adversely affected by periods of inclement weather.  In particular, long periods of rain and cloudy weather adversely affect our car wash volumes and related lube and other automotive services, as people typically do not wash their cars during such periods.  Additionally, extended periods of warm, dry weather, usually encountered during the Company’s third quarter, may encourage customers to wash their cars themselves, which also can adversely affect our car wash business. The Company does not believe its security or digital media marketing operations are subject to seasonality.

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

Revenues from the Company’s Digital Media Marketing Segment’s e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

Revenues from the Company’s Car Wash operations are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.  The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed.  The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year, as well as utilizing historical sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Shipping and handling costs related to the Company’s Security Segment of $535,000, $669,000 and $713,000 in the years ending December 31, 2009, 2008 and 2007, respectively are included in cost of revenues. Shipping and handling costs related to the Digital Media Marketing Segment of $588,000, $1.4 million and $384,000 are included in cost of revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Prior year amounts, which were originally recorded in selling, general and administrative (SG&A) expenses, were reclassed to cost of revenues to conform to current presentation.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (FIFO) method for security and e-commerce products.  Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as discontinued product lines, to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, than an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer.

Impairment of Long-Lived Assets

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 for its wholesale security monitoring operation business unit and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill at December 31, 2009 and 2008 was $7.9 million and $6.9 million, respectively.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges. See Note 5 Goodwill.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs, non-compete agreements, customer lists, software costs, product lists, patent costs, and trademarks. Our trademarks are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective assigned estimated useful lives.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The compensation cost relating to share-based payment transactions is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $116,000 for the year ended December 31, 2009, all included in SG&A expense, $629,000 for the year ended December 31, 2008, ($626,000 in SG&A expense and $3,000 in discontinued operations), and $924,000 for the year ended December 31, 2007, ($896,000 in SG&A expense and $28,000 in discontinued operations).

The Company expects stock compensation expense in 2010 of approximately $90,000 to $120,000. The Company’s actual stock compensation expense in 2010 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Interest Rate Exposure

With the payoff of the Arizona fixed rate mortgages in the second quarter of 2007, nearly 100% of the Company’s debt at December 31, 2009, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2009. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $46,000 in 2009.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and Consolidated Financial Statements are included in Part IV, Item 15 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act and conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of December 31, 2009.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Mace Security International, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009. Based on such evaluation, management has concluded that Mace Security International, Inc.’s internal control over financial reporting is effective as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that during the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On December 30, 2009, the Annual Meeting of the stockholders of Mace Security International, Inc. was completed. The meeting was originally noticed for December 15, 2009, and was adjourned to December 30, 2009.  The adjournment took place at the date and place of the originally noticed meeting. Proposals for the election of five directors to the Board of Directors for one-year terms and the ratification of the Audit Committee’s appointment of Grant Thornton LLP as Mace’s registered public accounting firm for fiscal year 2009 were submitted to a vote.

The proposals were adopted by the shareholders. The voting was as follows:

		Votes Witheld
Directors:	Votes For	or Against	Abstentions

Dennis R. Raefield	8,502,311	60,195	-
John C. Mallon	8,502,012	60,494	-
Richard A. Barone	8,502,811	59,695	-
Mark S. Alsentzer	4,058,646	4,503,860	-
Gerald T. LaFlamme	8,501,586	60,920	-

Ratify appointment of
Grant Thornton LLP	8,529,548	24,173	8,785

On March 22, 2010, The Company received a letter from the NASDAQ Listing Qualifications Department that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because, for the period February 4, 2010 through March 19, 2010, the Company’s closing bid price was less than $1.00 per share.  The non-compliance with NASDAQ Listing Rule 5450(a)(1) makes the Company’s common stock subject to being delisted from The NASDAQ Stock Market.  In accordance with NASDAQ Listing Rule 5810(c)(3)(A) the Company has a grace period of 180 calendar days expiring on September 20, 2010 to regain compliance by having a closing bid price for a minimum of ten consecutive business days at $1.00 per share or higher.  Under NASDAQ Listing Rule 5810(c)(3)(F), The NASDAQ Listing Qualifications Department may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days. Until the Company is in compliance with the closing bid price rule, an indicator will be displayed with the quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
Name	Age	Position
John C. Mallon	74	Director, Chairman of the Board
Dennis R. Raefield	62	Director, President and Chief Executive Officer
Mark S. Alsentzer	54	Director
Gerald T. LaFlamme	70	Director
Richard A. Barone	67	Director

All of Mace’s directors serve for terms of one year each until their successors are elected and qualified.  All of the above directors were elected on December 30, 2009.

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

Richard A. Barone has served as a director since March 31, 2009. From 2001 to present, Mr. Barone has been Chairman of the Executive Committee for the Ancora Group of Companies.  (The Ancora Group of Companies includes Ancora Advisors LLC, Ancora Capital Inc., Ancora Securities Inc, the Ancora Mutual Funds, and the Ancora Foundation). Mr. Barone also oversees or manages a variety of investment strategies for the Ancora Group, selected clients and the Ancora Group’s Hedge Fund, Merlin Partners.  Ancora Securities, Inc. is registered as a broker/dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), formerly known as the NASD. Mr. Barone is Chairman of Cleveland State University Foundation, Trustee of Cleveland State University, Director of Hospice of the Western Reserve, Director of Brentwood Hospital, Director of Stephan Company and Chairman of Evergreen Expedition Group.

EXECUTIVE OFFICERS

The individuals below are the current Executive Officers and were the Executive Officers during 2009, except for Robert M. Kramer whose last day as an employee of the Company was February 12, 2010.

Name	Age	Position
Dennis R. Raefield	62	President and Chief Executive Officer
Robert M. Kramer	57	Executive Vice President, General Counsel and Secretary
Gregory M. Krzemien	50	Chief Financial Officer and Treasurer

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

Robert M. Kramer served as Executive Vice President, General Counsel, and Secretary of the Company from May 1999, to February 12, 2010 and as Chief Operating Officer of the Car Wash Segment from July 2000 to July 2006. Mr. Kramer was terminated upon the expiration of his employment contract, effective on February 12, 2010. Mr. Kramer also served as a director of the Company from May 1999 to December 2003. From June 1996 through December 1998, he served as General Counsel, Executive Vice President and Secretary of Eastern Environmental Services, Inc.  Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Poltkin & Kahn, Washington, D.C.  From 1989 to December 2000, Mr. Kramer had been the sole partner of Robert M. Kramer & Associates, P.C. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer.  Mr. Kramer received B.S. and J.D. degrees from Temple University.

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

CORPORATE GOVERNANCE

Audit Committee and Audit Committee Financial Expert

The Board of Directors has determined that Gerald T. LaFlamme, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.  The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Gerald T. LaFlamme, Chairman, Mark S. Alsentzer, and Richard A. Barone. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq Global Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.  The Charter of the Audit Committee is posted on our website at www.mace.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the SEC and the NASDAQ Stock Market, within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2009 were made on a timely basis.

Code of Ethics and Corporate Governance

The Company has adopted a Code of Ethics and Business Conduct for directors, officers (including the chief executive officer, chief financial officer, and chief accounting officer), and employees. The Code of Ethics and Business Conduct is posted on our website at www.mace.com.

The Board of Directors has adopted Corporate Governance Guidelines. Stockholders are encouraged to review the Corporate Governance Guidelines at our website at www.mace.com for information concerning the Company’s governance practices. Copies of the charters of the committees of the Board are also available on the Company’s website.

Nominating Committee

The Nominating Committee is composed of all independent directors.  The Nominating Committee is currently composed of Mark S. Alsentzer, Chairman, Gerald T. LaFlamme and John C. Mallon.  The charter of the Nominating Committee is available for inspection on the Company’s web site, www.mace.com, under the heading of Investors Relations. The Nominating Committee considers candidates for Board membership suggested by its members, other Board members and management. The Nominating Committee has authority to retain a search firm to assist in the identification of director candidates. In selecting nominees for director, the Nominating Committee considers a number of factors, including, but not limited to:

•
whether a candidate has demonstrated business and industry experience that is relevant to the Company, including recent experience at the senior management level (preferably as chief executive officer or in a similar position) of a company as large or larger than the Company;

•	the candidate’s ability to meet the suitability requirements of all relevant regulatory agencies;
•	the candidate’s ability to represent interests of the stockholders;
•	the candidate’s independence from management and freedom from potential conflicts of interest with the Company;
•	the candidate’s financial literacy, including whether the candidate will meet the audit committee membership standards set forth in the rules of the NASDAQ Global Market;
•	whether a candidate is widely recognized for his or her reputation, integrity, judgment, skill, leadership ability, honesty and moral values;
•	the candidate’s ability to work constructively with the Company’s management and other directors; and
•	the candidate’s availability, including the number of other boards on which the candidate serves, and his or her ability to dedicate sufficient time and energy to his or her board duties.

During the process of considering a potential nominee, the Committee may request additional information concerning, or an interview with, the potential nominee.

The Nominating Committee will also consider recommendations by stockholders of nominees for directors to be elected at the Company’s Annual Meeting of Stockholders, if they are received on or before September 1 of the year of the meeting or at an earlier date as may be determined and disclosed by the Company. In evaluating nominations received from stockholders, the Committee will apply the same criteria and follow the same process used to evaluate candidates recommended by members of the Nominating Committee. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company at the Company’s offices at 240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction.  The Compensation Committee is responsible for developing the Company’s philosophy and structure for executive compensation.  Consistent with this philosophy, on an annual basis, the Compensation Committee reviews and sets the compensation for the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the Executive Vice President, General Counsel (“EVP”).   Mr. Raefield and Mr. Krzemien have been the Executive Officers of the Company during calendar year 2009 to present.  Mr. Kramer was an executive officer of the Company during calendar year 2009 to February 12, 2010 and is no longer a Company employee. The roles of Mr. Raefield, Mr. Krzemien and Mr. Kramer, who are referred to as Named Executive Officers herein, are as follows:

(a) Dennis R. Raefield, President and CEO;
(b) Gregory M. Krzemien, CFO and Treasurer; and
(c) Robert M. Kramer, EVP, General Counsel and Secretary.

The Company’s executive compensation program is based on principles designed to align executive compensation with the Company’s business strategy of creating wealth for its stockholders and creating long-term value for the business.  The Compensation Committee believes in establishing base executive compensation which is comparable to the median base compensation paid by comparable companies with bonuses tied to the execution of business strategies approved by the Board.  It is the Company’s philosophy to evaluate its executive compensation structure with other companies of comparative size, type and geographic scope.  The Company’s compensation policy for executives is intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary for the development and growth of the Company. The Company selected Dennis R. Raefield as its CEO, effective August 18, 2008.  The Compensation Committee believes that the Company’s current management team is experienced and capable.

Compensation and Benefits Philosophy. The compensation and benefits programs for the Named Executive Officers are designed with the goal of providing compensation and benefits that are fair, reasonable and competitive.  The programs are intended to help the Company recruit and retain qualified executives, motivate executive performance to achieve specific strategic objectives of the Company, and align the interests of executive management with the long-term interests of the Company’s stockholders.

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

Performance: The Company believes that the best way to accomplish the alignment of compensation plans with the interest of its executives and stockholders is to link pay directly to individual and Company performance.

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

The Compensation Committee did not commission a compensation study for 2008 or 2009.  The most recent compensation study commissioned by the Compensation Committee was the December 2007 study conducted by the Hay Group.

Roles, Responsibilities and Charter of the Committee.  The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies, oversee and evaluate the Company’s overall compensation structure and programs and establish the compensation for the Named Executive Officers.  The Compensation Committee’s direct responsibilities include, but are not limited to:
•	Determining and approving the compensation level of the CEO;
•	Evaluating and approving compensation levels of the other Named Executive Officers;
•	Evaluating and approving all grants of equity-based compensation to Named Executive Officers;
•	Recommending to the Board compensation policies for non-employee directors; and
•	Designing performance-based and equity-based incentive plans for the CEO and other Named Executive Officers and reviewing other benefit programs presented to the Compensation Committee by the CEO.

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
•
Structured performance bonuses (with respect to Mr. Raefield), Periodic (generally annual) grants of long-term, equity-based compensation (i.e., longer-term incentives), such as stock options, which may be subject to performance-based and/or time-based vesting requirements;

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

Executive Compensation Practices.  The Company’s practices with respect to each of the five key compensation elements identified above, as well as other elements of compensation, are set forth below, followed by a discussion of the specific factors considered in determining key elements of fiscal year 2009 compensation for the Named Executive Officers.

Base Salary.   Base salary is designed to attract and retain experienced executives who can drive the achievement of the Company’s business goals. Mr. Raefield became the Company’s CEO on August 18, 2008.  Mr. Raefield’s base salary was arrived at by negotiation.  Mr. Raefield did not receive an increase in base salary during 2009.  Mr.  Raefield’s  base salary is $375,000. The Compensation Committee felt that Mr. Raefield’s security industry experience and success in reducing the Company’s cost structured warranted  his base salary of $375,000 during  2009. Mr. Krzemien and Mr. Kramer who received a base salary of $230,000 in the employment agreements they entered into with the Company in February 2007 did not receive any increase in base salary during 2008 or 2009. While an executive’s initial base salary is determined through an assessment of comparative market levels for the position, the major factors in determining base salary increases are individual performance, pertinent experience, an increase in responsibility and the profitability of the Company.

Mr. Krzemien and the Company recently executed a Letter Agreement dated March 23, 2010 (“Krzemien Agreement”) under which Mr. Krzemien is an employee at will.  Under the Krzemien Agreement, Mr. Krzemien's annual base salary remains $230,000 with a $700 per month car allowance and standard Company medical benefits. The Krzemien Agreement also provides that the Company will recommend that Mr. Krzemien be awarded an option for 50,000 shares of the Company’s common stock at the next Compensation Committee meeting.  The options, if awarded will be exercisable at the closing market price on the date of the award and will vest in three equal annual installments on the annual anniversary date of the Krzemien Agreement.

The minimum salary for the CEO, CFO, and General Counsel were established by employment agreement.  The amount of any increase over this minimum for the CEO, CFO and General Counsel are determined by the Compensation Committee based on a variety of factors, including:
•	The nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies;
•	The expertise of the individual executive;
•	The competitiveness of the market for the executive’s services;
•	The recommendations of the CEO (except in the case of his own compensation);
•	The amount of structured bonuses paid under the executive’s Employment Contract ; and
•	The success of the Company in achieving the goals established by the Board of Directors.

Where not specified by contract, salaries are generally reviewed annually.

Annual Incentives for Named Executive Officers.  There was a formal incentive plan in place for 2009 with respect to Mr. Raefield. The benchmarks in the bonus plan were not achieved and Mr. Raefield did not receive a bonus in 2009.  The formal 2009 Incentive Plan for the CEO was based on benchmarks of  earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended 2009. The 2009 Incentive Plan was designed to focus on key financial, operational, and individual goals.

The Compensation Committee has discretion to provide bonuses to the Named Executive Officers for exceptional results, special circumstances, and other non-quantitative measures.  In 2009, no annual bonuses, special awards or recognition were granted by the Compensation Committee, and none of the Named Executive Officers received any annual incentive payments.

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

The Company has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:
•
All awards of stock options to Named Executive Officers are awarded by the Compensation Committee or when each Named Executive Officer’s compensation and performance is reviewed by the Compensation Committee.

•
All awards of stock options to employees who are not Named Executive Officers are awarded by the Compensation Committee based on the Named Executive Officer’s recommendations after review by the Compensation Committee.

•	Option grants are not timed with the release of material non-public information.
•	Except for inducement grants for new employees, Named Executive Officers recommend an award of stock options based on a review of the employee’s performance and compensation.
•	The grant date of the stock options is always the date the Compensation Committee authorizes the grant or a date in the future.
•	The exercise price is the closing price of the underlying common stock on the grant date authorized by the Compensation Committee.
•	Stock option awards for Named Executive Officers are promptly announced on a Form 4 filing.

The long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of the Company’s stock on the date of authorization and to vest over time, based on continued employment, with rare exceptions made by the Compensation Committee.  The Compensation Committee will not grant stock options with exercise prices below the market price of the Company’s stock on the date of authorization.  New option grants to Named Executive Officers normally have a term of ten years.

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

Fiscal Year 2009 Stock Option Decisions.  In fiscal 2008, as part of hiring Mr. Raefield, the Compensation Committee agreed to award Mr. Raefield an  option for 250,000 shares of the Company’s Common Stock on the anniversary date of Mr. Raefield’s date of hire.  The option was issued on August 11, 2009 at an exercise price of $.97 per share.  The option vests one-half on July 28, 2010 and one-half on July 28, 2011.

At the time Mr. Raefield was hired, the Compensation Committee believed that the 2009 option award was warranted due to the award being below the median of long term incentive compensation granted to chief executive officers, as stated in the Hay 2007 Report. Mr. Raefield’s total direct compensation under his employment agreement was below the median total direct compensation market consensus for chief executive officers, as set forth in the Hay Group’s 2007 Report.

Mr. Kramer and Mr. Krzemien did not receive any options or other incentive compensation for 2009.

Change of Control Arrangements.  The Employment Agreement between the Company and Mr. Raefield entered into on July 29, 2008 did not contain a provision for payments triggered by a change of control, but does require certain payments if Mr. Raefield is terminated without cause. The Company entered into a change of control arrangement with Mr. Kramer and Mr. Krzemien in 2007.  The Company entered into the arrangements in order to encourage the executives to remain employed with the Company during a period when the Company was changing its business from the car wash industry to the security business and e-commerce business. The Compensation Committee was concerned that the uncertain atmosphere could result in  Mr. Kramer, and Mr. Krzemien seeking employment at another company. The 2007 Compensation Committee believed that it was important to retain its key executives as the Company transitioned its business.

Mr. Kramer’s and Mr. Krzemien’s payments under the employments agreement that expired February 12, 2010 were linked to three separate events. Mr. Kramer and Mr. Krzemien would have received a one-time payment of their base annual salary ($230,000) in the event that both a change of control occurred and Mr. Paolino no longer is Chief Executive Officer of the Company (“Double Trigger”).   Mr. Paolino was terminated as Chief Executive Officer of the Company on May 20, 2008. After the Double Trigger occurred, if during the term of their employment agreements, the Company terminated Mr. Kramer or Mr. Krzemien, respectively, or the Company breached their respective employment agreement, the affected Executive Officer would have received an additional one-time payment of his base annual salary (“Triple Trigger”). The Compensation Committee, after consultation with Compensation Resources, Inc., believed the lesser payment and the Double Trigger and Triple Trigger was sufficient to encourage the retention of Mr. Kramer and Mr. Krzemien.  The change of control arrangement expired on February 12, 2010, the date that the Employment Agreements of Mr. Krzemien and Mr. Kramer expired.

Termination Payment Provisions for Mr. Raefield.  The Employment Agreement between the Company and Mr. Raefield entered into on July 29, 2008 provides that Mr. Raefield can be terminated by the Board of Directors for cause, as set forth in the Raefield Employment Agreement without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without cause, upon a payment of two times Mr. Raefield’s current annual base salary.  Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment.  The Company is obligated to pay Mr. Raefield $375,000 in exchange for the one year obligation not to compete, if Mr. Raefield is employed through August 18, 2011 and the Company and Mr. Raefield do not enter into a new employment agreement within sixty days after August 18, 2011.

Change of Control Provision for Mr. Krzemien.  Mace currently employs Gregory M. Krzemien, its CFO and Treasurer.  From February 12, 2007 to February 12, 2010, Mr. Krzemien was employed under an Employment Contract dated February 12, 2007.  Mr. Krzemien is currently an employee at will under the Krzemien Agreement dated March 23, 2010.  Under the Krzemien Agreement, Mr. Krzemien is not entitled to any change of control payment, but is entitled to a severance payment equal to six months of his base salary, if he is terminated without “Good Cause”, as defined in the Krzemien Agreement.  Mr. Krzemien is also entitled to the six month severance payment, if he resigns due to the Company materially changing his duties as Chief Financial Officer, relocates his office more than 25 miles from its present location or reduces his annual base salary.  “Good Cause” to terminate Mr. Krzemien without a severance payment generally exists if Mr. Krzemien fails to perform his duties and does not cure the failure within thirty days of being notified of the failure, or commits certain other enumerated actions which harm the Company.  The definition of "Good Cause" is in footnote 5 to the Change of Control Chart below.  Generally, the Krzemien Agreement provides for two weeks advance notice of a termination; however, in the case of the Company being merged or acquired by another party, the notice of termination is increased to three months.  Mr. Krzemien is required to continue to perform his duties during the notice period. Under the expired employment contract, Mr. Krzemien was entitled to receive a one time retention payment equal to his then annual base compensation upon the occurrence of both: (a) a change of control of the Company and (b) Louis D. Paolino, Jr. ceasing to be the CEO of the Company. Additionally Mr. Krzemien would have been entitled to receive a termination payment equal to his then annual base compensation if his employment contract was terminated without cause or if the Company breached his employment contract. As of December 31, 2009, the annual base compensation of Mr. Krzemien was $230,000. If a change of control occurred on December 31, 2009, Mr. Krzemien would have received a retention payment of $230,000.  If on December 31, 2009, a change of control occurred, and the Company decided to either terminate Mr. Krzemien without cause or the Company breached Mr. Krzemien’s employment contract, Mr. Krzemien would have been paid a total of $460,000.

Change of Control Provision for Mr. Kramer. Mace no longer employs Robert Kramer as its EVP and General Counsel.  During 2009 through February 12, 2010, Mr. Kramer was employed under an employment contract entered on February 12, 2007. Under his employment contract, Mr. Kramer was entitled to receive a one-time retention payment equal to his then annual base compensation upon the occurrence of both: (a) a change of control of the Company and (b) Louis D. Paolino, Jr. ceasing to be the CEO of the Company. Additionally, after Mr. Kramer is paid the retention payment, he is entitled to receive a termination payment equal to his then annual base compensation, if his employment contract is terminated without cause, or if the Company breaches his employment contract. As of December 31, 2008, the annual base compensation of Mr. Kramer was $230,000. If a change of control had occurred on the date of this Proxy Statement, Mr. Kramer would have received a retention payment of $230,000. Additionally, if on the date of this Annual Report, a change of control had occurred and the Company decided to either terminate Mr. Kramer without cause or the Company breached Mr. Kramer’s employment contract, Mr. Kramer would have been paid a total of $460,000.

Benefits and Perquisites.  With limited exceptions, the Committee supports providing benefits and perquisites to the Named Executive Officers that are substantially the same as those offered to other officers of the Company. As of February 12, 2007, Mr. Kramer and Mr. Krzemien became entitled to a $700 per month car allowance. Pursuant to his employment agreement, Mr. Raefield is entitled to receive a company vehicle for his personal use, having a lease cost of no more than $800 per month starting August 18, 2008 and payment of certain life and disability insurance premiums and funding of certain health reimbursement plans.

Total Compensation. In making decisions with respect to elements of Named Executive Officers’ compensation, the Compensation Committee considers the total compensation of the executive, including salary, special awards/bonuses and long-term incentive compensation. In addition, in reviewing and approving employment agreements for Named Executive Officers, the Compensation Committee considers all benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement.  The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

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

The Compensation Committee designs certain components of Executive Officer compensation to permit full deductibility. The Compensation Committee believes, however, that stockholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible, and reserves the right to do so in the future in appropriate circumstances.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors consists of directors John C. Mallon, Richard A. Barone and Mark S. Alsentzer, all of whom the Board has determined to be independent pursuant to the NASDAQ Stock Market, Inc.’s Marketplace Rules.  This report shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating the Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K Annual Report for the year ended December 31, 2009.  Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

John C. Mallon
Richard A. Barone
Mark S. Alsentzer

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to, or on behalf of the Named Executive Officers for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE (1)
				Option	All Other
Name and Principal			Bonus	Awards	Compensation
Position	Year	Salary $	($)(4)	(S)(5)	($)(6)	Total

Dennis R. Raefield (2)	2009	$375,000	$-	$26,520	$32,059	$433,579
President and Chief	2008	$129,808	$50,000	$225,975	$11,167	$416,950
Executive Officer

Gerald T. LaFlamme (3)	2009	$-	$-	$-	$-	$-
Interim Chief	2008	$64,000	$-	$-	$-	$64,000
Executive Officer

Louis D. Paolino, Jr.	2009	$-	$-	$-	$-	$-
Chairman of the Board,	2008	$190,385	$124,969	$27,526	$7,615	$350,495
President and Chief
Executive Officer

Robert M. Kramer	2009	$230,000	$-	$8,587	$8,400	$246,987
Executive Vice	2008	$230,000	$-	$27,526	$8,400	$265,926
President, General
Counsel and Secretary

Gregory M. Krzemien	2009	$230,000	$-	$8,587	$8,400	$246,987
Chief Financial Officer	2008	$230,000	$-	$27,526	$8,400	$265,926
and Treasurer

(1)
The Company (i) granted no restricted stock awards and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal years ended December 31, 2009 and 2008. Additionally, the Company has never issued any stock appreciation rights (SARs).

(2)	Dennis R. Raefield became President and Chief Executive Officer on August 18, 2008.
(3)	Gerald T. LaFlamme served as interim Chief Executive Officer from May 20, 2008 to August 18, 2008.
(4)	Mr. Raefield’s employee agreement provided for a $50,000 signing fee. Additionally, transaction bonuses were paid to Mr. Paolino during 2007 and 2008 under the terms of his Employment Contract.
(5)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, including the impact of estimated for forfeitures, for the fiscal years ended December 31, 2009 and 2008, for all existing stock option awards and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2009.

(6)
Mr. Raefield received a car at a lease cost of $791 per month beginning in August 2008 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract in 2008. Mr. Raefield is entitled under his employment agreement to receive payment of certain life and disability insurance premiums and funding of certain health reimbursement plans which totaled $22,500 and $4,400 in 2009 and 2008, respectively. Mr. Paolino received a car allowance upon expiration of his then current car lease of $1,500 per month through May 2008. Mr. Paolino also received a discount of $439 on the purchase of security products from the Company during the fiscal years ended December 31, 2008. Mr. Krzemien and Mr. Kramer received car allowances of $700 per month in 2008 and 2009.

Dennis R. Raefield Employment Agreement

Dennis R. Raefield serves as the Company’s President and Chief Executive Officer under an Employment Contract dated July 29, 2008 and expiring on August 18, 2011 (the “Raefield Employment Agreement”).  Mr. Raefield’s base salary is $375,000 annually.  As a one time incentive to execute the Raefield Employment Agreement, Mr. Raefield was paid $50,000 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract.

In accordance with the Raefield Employment Agreement, Mr. Raefield received an option grant on July 30, 2008 exercisable into 250,000 shares of common stock at an exercise price of $1.50 per share (the “First Option”).  The First Option was issued fully vested.  On July 26, 2009, Mr. Raefield also received a second option grant exercisable for 250,000 shares (the “Second Option”).  The Second Option vests over two years, with the first 125,000 option shares vesting 12 months from the date of grant and the second 125,000 option shares vesting 24 months from the date of grant.  The Second Option fully vests upon a change of control of the Company.

The Raefield Employment Agreement provides that Mr. Raefield and the Company are required to develop a mutually acceptable annual bonus plan for Mr. Raefield within forty-five (45) days from the date of the Employment Agreement.   No annual bonus plan was agreed upon for 2008.  The bonus plan is to be designed to provide profitability targets for the Company that, if achieved, will allow Mr. Raefield to earn annual bonuses of between thirty percent (30%) to fifty percent (50%) of his base salary; if any bonus is paid under the annual bonus plan, and the Company thereafter restates its financial statements such that the bonus or a portion thereof would not have been earned based on the restated financial statements, Mr. Raefield shall be obligated to repay to the Company the bonus he received or a portion thereof. The Raefield Employment Agreement further provides that Mr. Raefield can be terminated by the Board of Directors for cause without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without cause, upon a payment of two times Mr. Raefield’s current annual base salary.

The Compensation Committee implemented a formal 2009 Incentive Plan for the CEO based on benchmarks of achieved earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended 2009.  Based on the Company’s results for 2009, Mr. Raefield will not receive any payments under the 2009 Incentive Plan.

Mr. Raefield has also been provided a Company vehicle at a lease cost of approximately $791 per month, plus all maintenance costs, and Company standard medical and other employee benefits. Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment.  The Company is obligated to pay Mr. Raefield $375,000 in exchange for the one year non-compete obligation if Mr. Raefield is employed through August 18, 2011 and the Company and Mr. Raefield do not enter into a new employment agreement within sixty days after August 18, 2011.

Louis D. Paolino, Jr. Employment Agreement

Mace employed Louis D. Paolino, Jr. as its President and Chief Executive Officer under a three-year Employment Contract dated August 21, 2006 and expiring on August 21, 2009 (the “Paolino Employment Agreement”). The Company terminated Mr. Paolino’s employment on May 20, 2008.  Before entering into the Paolino Employment Agreement, the Company obtained a Compensation Study from Compensation Resources, Inc., an independent third party consulting firm.

The initial base salary under the Paolino Employment Agreement was $450,000. The Paolino Employment Agreement provided for three separate option grants to Mr. Paolino for common stock under Mace’s 1999 Stock Option Plan at an exercise price equal to the close of market on the date of grant. The first grant was issued on August 21, 2006, and was an option exercisable into 450,000 shares of common stock at an exercise price of $2.30. The second options grant (the “Second Grant”) was to have been awarded within five days of August 21, 2007 (this award in the amount of 300,000 was made on February 22, 2008).  Mr. Paolino objected to the size of the Second Grant, taking the position that an option for more shares should have been granted.  To satisfy the objection of Mr. Paolino, the Company issued Mr. Paolino an additional option for 35,000 shares on March 25, 2008.  Both options were fully vested on the date of the grant.  The option agreements relating to the three option grants described above provided that the options may only be exercised within ninety days after a termination for cause, as defined in the option agreements.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the option agreements and that the three described options are no longer exercisable.

The Paolino Employment Agreement provided for a third option grant (the “Third Grant”) that was to have been awarded within five days of August 21, 2008. The Third Grant was never awarded as the Paolino Employment Agreement was terminated.

The annual options issued to Mr. Paolino under the Paolino Employment Agreement were required to be in an amount based on a formula administered by the Company’s Compensation Committee.  The formula was based on a current compensation study of the Principal Executive Officer position. The amount of the annual option shares, at time of grant, plus the $450,000 annual compensation paid to Mr. Paolino, was to equal no less than the “market consensus total direct compensation” amount paid by the comparable companies to their chief executive officers, as set forth in a compensation study to be obtained by the Compensation Committee. The options with respect to each of the grants were to be fully vested on the date of the grant.

Under the Paolino Employment Agreement, Mr. Paolino received a bonus of (a) one percent (1%) of the sales price of any car washes sold (excepting one car wash under contract on the date of the Paolino Employment Agreement and which has been sold) and (b) three percent (3%) of the purchase or sale price of any other business sold or purchased. The three percent (3%) amount was reduced by the amount of any fee paid to an investment banker hired by the Company where the investment banker located the transaction and conducted all negotiations. The three percent (3%) amount was not reduced for fees paid to any investment banker for a fairness opinion or other valuation.  In 2008 and 2007, the bonus paid to Mr. Paolino was $124,969 and $637,000, respectively.

Upon termination of employment by the Company without cause or upon a change of control, Mr. Paolino was entitled to a payment of 2.99 times Mr. Paolino’s average total compensation (base salary plus any bonuses plus the value of any option award, valued using the Black-Scholes method) over the past five years. If Mr. Paolino received the change of control bonus, his employment could then be terminated by the Company without cause and without the payment of a second 2.99 times payment. The Company computed the 2.99 payment as of December 31, 2007 as $3,851,000.  The Company terminated Mr. Paolino on May 20, 2008, asserting that it had cause for the termination.  Mr. Paolino, in an arbitration claim he has filed against the Company, is asserting that the Company did not have cause for his termination and he is seeking to enforce the termination payment under the 2.99 formula.

Under the Paolino Employment Agreement, Mr. Paolino received a car at a lease cost of $1,500 per month and Company standard medical and other employee benefits. Mr. Paolino was prohibited from competing with the Company during his period of employment and for a three-month period following a termination of employment.

Gregory M. Krzemien Employment Agreement

Mace currently employs Gregory M. Krzemien as its CFO and Treasurer as an employee at will under the Krzemien Agreement dated March 23, 2010.  Mr. Krzemien's current annual base salary is $230,000, plus a $700 per month car allowance.  The Krzemien Agreement also provides that Mr. Krzemien is to receive a grant of 50,000 options at an exercise price of the closing market price of the Company's common stock on the day of the option grant.  The option is to vest in three equal annual installments on the anniversary dates of the Krzemien Agreement.  Under the Krzemien Agreement, Mr. Krzemien is not entitled to any change of control payment, but is entitled to a severance payment equal to six months of his base salary if he is terminated without “Good Cause”, as defined in the Krzemien Agreement.  Mr. Krzemien is also entitled to the six month severance payment, if he resigns due to the Company materially changing his duties as Chief Financial Officer, relocating his office more than 25 miles from its present location or reducing his annual base salary.  As defined “Good Cause” to terminate Mr. Krzemien without a severance payment generally exists, if Mr. Krzemien fails to perform his duties and does not cure the failure within thirty days of being notified of the failure, or commits certain other enumerated actions which harm the Company.

From February 12, 2007 through February 12, 2010, Mr. Krzemien was employed under an Employment Contract  (the “Krzemien Employment Agreement”).  In accordance with the Krzemien Employment Agreement, Mr. Krzemien received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the market price at the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008, and one-third on February 12, 2009.

Under the Krzemien Employment Agreement, Mr. Krzemien would have received a one-time retention payment equal to Mr. Krzemien’s then annual base compensation (currently $230,000) upon the occurrence of both: (a) a change of control of the Company and (b) Louis D. Paolino, Jr. ceasing to be CEO of the Company (this event occurred on May 20, 2008).  If Mr. Krzemien’s employment was terminated during the term of the Krzemien Employment Agreement without cause or if the Company breached the Krzemien Employment Agreement, Mr. Krzemien would have been entitled to an additional one-time payment equal to Mr. Krzemien’s then annual base compensation.  The total amount of both the retention payment and termination payment was $460,000.

Mr. Krzemien receives a monthly car allowance of $700, which began in February 2007, and the Company’s standard medical and other employee benefits.

Robert M. Kramer Employment Agreement

Mace  employed Robert M. Kramer as its EVP, General Counsel and Secretary during 2009 through February 12, 2010 under an Employment Contract dated February 12, 2007 and expiring on end of business February 12, 2010 (the “Kramer Employment Agreement”). The Company’s Compensation Committee obtained a Compensation Study from Compensation Resources, Inc. prior to entering into the Kramer Employment Agreement. The initial base salary under the Kramer Employment Agreement was $230,000. In accordance with the Kramer Employment Agreement, Mr. Kramer received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the market price at the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008 and one-third on February 12, 2009.

Under the Kramer Employment Agreement, Mr. Kramer would have received a one-time retention payment equal to Mr. Kramer’s then annual base compensation ($230,000) upon the occurrence of both: (a) a change of control of the Company and (b) Louis D. Paolino, Jr. ceasing to be CEO of the Company. Mr. Paolino ceased to be CEO of the Company on May 20, 2008. If during the term of the Kramer Employment Agreement, Mr. Kramer’s employment was terminated without cause or if the Company breached the Kramer Employment Agreement, Mr. Kramer would have been entitled to an additional one-time payment equal to Mr. Kramer’s then annual base compensation.  The total amount of both the retention payment and termination payment was $460,000.

Mr. Kramer received a monthly car allowance of $700, and the Company’s standard medical and other employee benefits. Mr. Kramer is prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

Potential Payments upon Termination or Change of Control

For a description of compensation that would become payable under existing arrangements in the event of a change of control or termination of each Named Executive Officer’s employment under several different circumstances, see the discussion under “Change of Control Arrangements” in the “Compensation Discussion and Analysis” Section which is part of the Executive Compensation Section of this report.

The following tables quantify the amounts payable upon a change of control or the termination of each of the Named Executive Officers.

Change of Control Payment and Termination Payments – Dennis R. Raefield, Chief Executive Officer

Event Triggering Payment	Severance Payment	Acceleration of Option Awards(4)
Termination by Company For Cause (1)	$-	None
Termination by Company without Cause (1)	$750,000	None
Non-Compete Payment (2)	$375,000	None
Change of Control (3)	$-	$42,500

Change of Control Payment and Termination Payments – Gregory Krzemien, Chief Financial Officer
Event Triggering Payment	Severance Payment	Acceleration of Option Awards(4)
Change of Control	$-	$-
		$-
Termination of Mr. Krzemien(5)	$115,000	$-

(1)   Cause is defined in the Raefield Employment Agreement as “(a) Employee committing against the Company fraud, gross misrepresentation, theft or embezzlement, (b) Employee’s conviction of any felony (excluding felonies involving driving a vehicle), (c) Employee’s material intentional violations of Company policies, or (d) a material breach of the provisions of the Raefield Employment Agreement, including specifically the failure of Employee to perform his duties after written notice of such failure from the Company.”  The Raefield Employment Agreement provides that Mr. Raefield can be terminated by the Board of Directors for Cause, without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without Cause, upon a payment of two times Mr. Raefield’s then current annual base salary.  The termination payment is calculated based on Mr. Raefield’s base salary of $375,000 as of December 31, 2009.
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

(3)  A Change of Control Event is defined in the Named Executive Officer’s Employment Agreement as any of the events set forth in items (i) through and including (iii) below: (i) the acquisition in one or more transactions by any “Person,” excepting the employee, as the term “Person” is used for purposes of Sections 13(d) or 14(d) of the Exchange Act, of  “Beneficial Ownership” (as the term beneficial ownership is used for purposes or Rule 13d-3 promulgated under the Exchange Act) of the fifty percent (50%) or more of the combined voting power of the Company’s then outstanding voting securities (the “Voting Securities”), for purposes of this item (i), Voting Securities acquired directly from the Company and from third parties by any Person shall be included in the determination of such Person’s Beneficial Ownership of Voting Securities;  (ii) the approval by the stockholders of the Company of: (A) a merger, reorganization or consolidation involving the Company, if the shareholders of the Company immediately before such merger, reorganization or consolidation do not or will not own directly or indirectly immediately following such merger, reorganization or consolidation, more than fifty percent (50%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from or surviving such merger, reorganization or consolidation in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, reorganization or consolidation, (B) a complete liquidation or dissolution of the Company, or (C) an agreement for the sale or other disposition of 50% or more of the assets of the Company and a distribution of the proceeds of the sale to the stockholders; or (iii) the acceptance by stockholders of the Company of shares in a share exchange, if the stockholders of the Company immediately before such share exchange do not or will not own directly or indirectly following such share exchange own more than fifty percent  (50%) of  the combined voting power of the outstanding Voting Securities of the corporation  resulting from or surviving such share exchange in substantially the same proportion as the ownership of the Voting Securities outstanding immediately before such share exchange.
   (4)  Assumes exercise of all in-the-money stock options for which vesting accelerated at $1.14 per share (the closing price of the Company’s common stock on December 31, 2009).
   (5) The payment is due Mr. Krzemien, if he is terminated without “Good Cause”.  “Good Cause” in the Krzemien Agreement exists, if any of the following occur: (i)  Employee’s refusal to perform his duties or other obligations under this Agreement, or Employee’s intentional or grossly negligent conduct causing material harm to the Company as determined by the Company, on fifteen (15) days notice after the Company has provided Employee written notice of such failure to perform and Employee has failed to cure the unsatisfactory performance, if capable of cure, within thirty (30) business days; or (ii)   Employee’s conviction of a felony, or a misdemeanor involving moral turpitude, or Employee’s engaging in conduct involving dishonesty toward the Company or its customers, or engaging in conduct that could damage the reputation or good will of the Company, whether or not occurring in the workplace; or (iii)  Employee’s death, or inability with reasonable accommodation to perform his duties under this Agreement because of illness or physical or mental disability or other incapacity which continues for a period of 120 consecutive days, as determined by a medical doctor; or (iv)  If Employee engages in any type of discrimination, harassment, violence or threat thereof, or other behavior toward other employees of MSI, the Company, or any of their subsidiaries or toward third parties or employees of a third party; (v)  alcohol abuse and/or use of controlled substances during employment hours, or a positive test for use of controlled substances that are not prescribed by a medical doctor; or (vi)  gross negligence or willful misconduct with respect to the Company, or any of its affiliates or subsidiaries; or (vii)  on fifteen (15) days notice for any other material intentional breach of this Agreement or the Company’s Employee Manual by Employee not cured within 30 days after Employee’s receipt of written notice of the same from the Company.

Grants of Stock Options

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2009.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards per Share	Grant Date Fair Value of Stock and Option Awards

Dennis R. Raefield	7/28/2009	250,000	$0.97	$151,542

On July 28, 2009, as part of Mr. Raefield’s Employment Agreement, the Compensation Committee awarded Mr. Raefield options for 250,000 shares of the Company’s Common Stock vesting one-half on July 28, 2010 and one-half on July 28, 2011.  The options are exercisable at $0.97 per share.  The Black Scholes value of the awarded option grant is $151,542.  The median long term incentive compensation of chief executive officers, as set forth in the Hay 2007 Report was $243,257. The Compensation Committee believed that the option award was warranted due to the award being below the median of long term incentive compensation granted to chief executive officers, as stated in the Hay 2007 Report, a compensation study for the Chief Executive Officer position from the Hay Group dated December 12, 2007.  Mr. Raefield’s total direct compensation under his employment agreement was below the median total direct compensation market consensus for chief executive officers, as set forth in the Hay 2007 Report.

Mr. Kramer and Mr. Krzemien were each awarded an option for 40,000 shares on March 25, 2008 at a per share exercise price of $1.44 per share, vesting one half immediately and the balance one year from the date of grant. The Black-Scholes value of the option for 40,000 shares was $31,459.  According to a report of the Hay Group finalized on March 31, 2008, the value of the option was below the median of long term incentive compensation received by Chief Financial Officers and Executive Vice Presidents/General Counsels.  The Compensation Committee, in an effort to conserve cash, decided not to increase the base salaries of Mr. Krzemien or Mr. Kramer for 2008 or 2009.  The Compensation Committee decided that an award of options would be appropriate to provide incentive for Mr. Krzemien and Mr. Kramer for 2008. Mr. Krzemien and Mr. Kramer were not awarded stock options in 2009.

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

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2009, including the number of exercisable and un-exercisable stock options as of December 31, 2009 by grant.  No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Dennis R. Raefield	(3)	15,000		-	1.94	1/8/2008	1/8/2018
	(4)	250,000		-	1.50	7/30/2008	7/30/2018
		-	(5)	250,000	0.97	7/28/2009	7/28/2019

Louis D. Paolino, Jr.	(1)	5,000		-	2.56	10/18/2000	10/18/2010
		-	(2)	87,500	2.36	4/4/2002	4/4/2012
	(1)	150,000		-	1.32	7/14/2003	7/14/2013
		-	(2)	568,182	4.21	11/2/2004	11/2/2014
		-	(2)	14,000	5.35	11/19/2004	11/19/2014
		-	(2)	150,000	5.35	11/19/2004	11/19/2014
		-	(2)	15,000	2.64	10/31/2005	10/31/2015
		-	(2)	150,000	2.40	3/23/2006	3/23/2016
		-	(2)	450,000	2.30	8/21/2006	8/21/2016
		-	(2)	300,000	1.69	2/22/2008	2/22/2018
		-	(2)	35,000	1.44	3/25/2008	3/25/2018

Gregory M. Krzemien (1)		50,000		-	1.38	3/30/2001	3/30/2011
		37,500		-	2.36	4/4/2002	4/4/2012
		150,000		-	1.32	7/14/2003	7/14/2013
		50,000		-	5.35	11/19/2004	11/19/2014
		60,000		-	2.40	3/23/2006	3/23/2016
		60,000		-	2.73	2/12/2007	2/12/2017
		40,000		-	1.44	3/25/2008	3/25/2018

Robert M. Kramer (1)		5,000		-	2.56	10/18/2000	10/18/2010
		50,000		-	1.38	3/30/2001	3/30/2011
		37,500		-	2.36	4/4/2002	4/4/2012
		150,000		-	1.32	7/14/2003	7/14/2013
		37,500		-	4.21	11/2/2004	11/2/2014
		75,000		-	5.35	11/19/2004	11/19/2014
		75,000		-	2.40	3/23/2006	3/23/2016
		60,000		-	2.73	2/12/2007	2/12/2017
		40,000		-	1.44	3/25/2008	3/25/2018

(1)	Fully vested option.
(2)
The option agreement relating to the option grant provided that the option grant may only be exercised within ninety days after a termination for cause.  The Company has taken the position that Mr. Paolino was terminated for cause, as defined in the option agreement, and that the described option is no longer exercisable.

(3)	Fully vested options granted to Mr. Raefield during the period Mr. Raefield served as a Director.

(4)	Fully vested options granted to Mr. Raefield as part of Mr. Raefield being hired as the Company’s President and Chief Executive Officer.
(5)	Options granted on July 28, 2009 vest 125,000 shares on July 28, 2010 and 125,000 shares on July 28, 2011.

DIRECTOR COMPENSATION
The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Directors, other than Mr. Raefield, for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total

John C. Mallon	$49,500	$4,264	$-	$53,764

Mark S. Alsentzer	$25,500	$4,264	$-	$29,764

Gerald T. LaFlamme	$25,500	$4,264	$-	$29,764

Richard A. Barone	$17,750	$4,264	$-	$22,014

Constantine N. Papadakis, Ph.D	$16,000	$-	$-	$16,000

(1)	Constantine N. Papadakis, PhD served on the Board of Directors until his death on April 5, 2009.
(2)
The aggregate options outstanding at December 31, 2009 were as follows: Mark Alsentzer, 152,500 options; Constantine Papadakis, PhD, 112,500 options; John C. Mallon, 45,000 options; Gerald T. LaFlamme, 45,000 options; and Richard A. Barone, 30,000 options. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2009.  The amounts in this column reflect the dollar amount recognized, in accordance with Generally Accepted Accounting Principles for Share-Based Payments, for financial reporting purposes for the fiscal year ended December 31, 2009. There were no options granted to non-employee directors in 2007. Options granted to non-employee directors in 2008 were for services on the Board for 2008 and 2009. Options granted to non-employee directors in 2009 were for services on the Board for 2010.

For the year 2009, the Board of Directors approved of the following fees to be paid to directors who are not employees of the Company with respect to their calendar year 2009 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee director for each Board or Committee meeting attended in person; a $500 fee to each non-employee director for each Board or Committee meeting exceeding thirty minutes in length attended by telephone; a grant of 15,000 options at the close of market on December 11, 2008 for services on the Board for 2009 to each non-employee director. The grants vested immediately. The fees earned or paid in cash also include a special fee of $25,000 to Mr. Mallon for the significant amount of time Mr. Mallon spent working on the Paolino Arbitration matter in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two Stock Option Plans that have been approved by the stockholders.  The plans are the 1999 Stock Option Plan and the 1993 Stock Option Plan.  Stock options are issued under the 1999 Stock Option Plan and 1993 Stock Option Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant.  Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately.  The purpose of both Stock Option Plans is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees. Warrants have been issued in connection with the sale of the shares of the Company’s stock, the purchase and sale of certain businesses and to a director. The terms of the warrants have been established by the Board of Directors of the Company.  Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company’s Stock Option Plan and warrants as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

1993 Stock Option Plan	18,959	$3.11	56,999

1999 Stock Option Plan	3,186,249	$2.20	3,814,955

Total of both Equity Compensation Plans approved by stockholders	3,205,208	$2.21	3,871,954

Equity compensation plans not approved by stockholders	-	$-	N/A

Total	3,205,208	$2.21	3,871,954

Beneficial Ownership

 The following beneficial ownership table sets forth information as of February 28, 2010 regarding ownership of shares of Mace common stock by the following persons:

•	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the SEC;
•	each director of Mace;
•	each Named Executive Officer; and
•	all directors and executive officers of Mace, as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of February 28, 2010 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)

Lawndale Capital Management, LLC 591 Redwood Highway, Suite 2345 Mill Valley, CA 94941	1,638,382	(2)	10.3%

Ancora Group (3) One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122	1,344,700	(4)	8.4%

Louis D. Paolino, Jr. 2626 Del Mar Place Fort Lauderdale, Florida 33301	1,045,958	(5)	6.5%

Gregory M. Krzemien	472,750	(6)	2.9%

Mark S. Alsentzer	452,500	(7)	2.8%

Dennis R. Raefield	275,000	(8)	1.7%

Richard A. Barone	197,000	(9)	1.2%

John C. Mallon	55,000	(10)	*

Gerald T. LaFlamme	45,000	(11)	*

All current directors and executive officers as a group (6 persons)	1,497,250	(12)	8.9%

* Less than 1% of the outstanding shares of Mace common stock.
 (1)    Percentage calculation is based on 15,913,775 shares outstanding on February 28, 2010.
 (2)    According to their Schedule 13D Amendment 8 filed with the SEC on November 30, 2009, consists of 1,638,382 shares to which Lawndale Capital Management, LLC (“Lawndale”) has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew Shapiro and Diamond A. Partners, L.P. (“Diamond”).  Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership.  Mr. Shapiro is the sole manager of Lawndale.  Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale.  Diamond has shared voting and dispositive power with respect to 1,415,110 shares of the Company.
(3)     According to its Schedule 13D Amendment 5 filed with the SEC on August 31, 2009, Ancora Group, which includes Ancora Capital, Inc.; Ancora Securities, Inc., the main subsidiary of Ancora Capital, Inc.; Ancora Advisors, LLC, Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, an investment limited partnership; and various owners and employees of the aforementioned entities have aggregate beneficial ownership of 1,344,700 shares.  Ancora Securities, Inc. is registered as a broker/dealer with the SEC and FINRA, formerly known as NASD. Ancora Advisors, LLC is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940, as amended.  The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, and Ancora MicroCap Fund, are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Mr. Richard Barone is the controlling shareholder of Ancora Capital, controls 31% of Ancora Advisors, LLC, owns approximately 5% of Merlin Partners, and is Chairman of and has an ownership interest in the various Ancora Funds.  Ancora Advisors, LLC has the power to dispose of the shares owned by the investment clients for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds.  Ancora Advisors, LLC, disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities, Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares.  Ancora Securities, Inc. disclaims beneficial ownership of such shares.  All entities named in the Schedule 13D Amendment 5 each disclaim membership in a Group within the meaning of Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated thereunder.
(4) The 1,344,700 aggregate shares listed for the Ancora Group are owned beneficially, according to Schedule 13D Amendment 5 filed with the SEC on August 31, 2009, as follows: (a) 320,000 by the Ancora Mutual Funds for which Mr. Barone is a portfolio manager; (b) 1,018,500 by investment clients of Ancora Advisors, LLC, over which shares Ancora Advisors LLC has the power of disposition by virtue of an Investment Management Agreement (Ancora Advisors, LLC has disclaimed beneficial ownership of such shares); and (c) 6,200 by owners/employees of Ancora Group, including Richard A. Barone.

(5)    Includes options to purchase 155,000 shares.
(6)    Includes options to purchase 447,500 shares.
(7)    Includes options to purchase 152,500 shares.  Does not include 200,000 shares that Mr. Alsentzer delivered to Argyll Equities, LLC (“Argyll”), as collateral for a $600,000 loan obtained by Mr. Alsentzer on April 27, 2004 (the “Pledged Shares”). Mr. Alsentzer has advised the Company that the shares were delivered in street name.  By letter dated May 4, 2005, Mr. Alsentzer requested that Argyll confirm in writing that the Pledged Shares were in Argyll's possession and being held as collateral, under the terms of Mr. Alsentzer’s agreement with Argyll. To date, Mr. Alsentzer has not received the requested confirmation or any notice of default from Argyll. Based on the information the Company has received, the Company has decided not to allow Mr. Alsentzer to vote the 200,000 shares.
(8)    Includes options to purchase 265,000 shares.
(9)    Includes 135,000 shares owned by Mr. Barone, 32,000 shares owned by entities Mr. Barone directly controls and options to purchase 30,000 shares.
(10)  Includes options to purchase 45,000 shares.
(11)  Represents options to purchase 45,000 shares.
(12)  See Notes 1 and 6 through 11 above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rental rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company believes that the lease rate is lower than lease rates charged for similar properties in the Bennington, Vermont area. Rent expense under this lease was $135,000, $130,000 and $127,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s Audit Committee Charter, Section IV.E (vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E (iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Gerald T. LaFlamme, Richard A. Barone, and Mark S. Alsentzer. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines.  The Corporate Governance Guidelines provide that a majority of the Company’s directors should be independent, as defined by the rules of the NASDAQ Global Market and Section 3.14 of the Company’s ByLaws. Section 3.14 of the Company’s ByLaws is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The Board has determined that Messrs. Alsentzer, LaFlamme, Mallon, and Barone are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $330,663 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2009, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q filed for each calendar quarter of 2009. The Company was billed $361,164 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2008, and for the review of the financial statements included in Mace’s Quarterly Reports on Forms 10-Q for each calendar quarter of 2008.

Tax Fees. The Company was billed $65,576 and $187,336 for tax compliance services rendered by Grant Thornton LLP during 2009 and 2008, respectively.  The services aided the Company in the preparation of federal, state and local tax returns.

All Other Fees.  The Company did not incur any other fees from Grant Thornton LLP during 2009 or 2008.

Other Matters.  The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s registered public accountants, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. All auditing services and permitted non-audit services in 2008 and 2009 were pre-approved. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairman to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(a) (2)
The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements.  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3) Exhibits:

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the SEC and are incorporated herein by this reference):

3.3	Amended and Restated Bylaws of Mace Security International, Inc.
*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)
*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)
*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)
*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)

*10.1	1993 Non-Qualified Stock Option Plan (1)
*10.2	Trademarks(1)
*10.3	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999) (3)

*10.4
Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31. (Exhibit 10.124 to the December 31, 1999 Form 10-KSB dated March 29, 2000)

*10.5
Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, one additional amendment which is substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc., is not being filed). (Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.6
Modification Agreement between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004). (Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001)

*10.7
Term Note dated November 6, 2001, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000. (Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)

*10.8
Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.9
Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)

*10.10
Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.11
Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50. (Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004)

*10.12
Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash - Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.) (Exhibit 10.158 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.13
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

*10.14
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

*10.15
Promissory Note dated September 15, 2004, between the Company, its subsidiary, Mace Security Products, Inc.,  and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.16
Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000. (Exhibit 10.179 to the December 31, 2005 Form 10-K dated July 14, 2006)

Form 8-K dated March 6, 2006) +
*10.17
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

*10.18	Employment Agreement dated August 21, 2006 between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.1 to the August 21, 2006 Form 8-K dated August 22, 2006) (3)
*10.19	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
*10.20	Employment Agreement dated February 12, 2007 between Mace Security International, Inc., and Robert M. Kramer. (Exhibit 10.2 to the February 8, 2007 Form 8-K dated February 14, 2007) (3)
*10.21
Employment Agreement dated July 29, 2008 between Mace Security International, Inc. and Dennis R. Raefield (Incorporated by reference as Exhibit 10.1 to the July 29, 2008 Form 8-K dated July 31, 2008) (3)

*10.22
Amendment to Credit Agreement dated May 1, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc. and Colonial Full Service Car Wash, Inc. are not being filed). (Incorporated by reference as Exhibit 10.37 to the March 31, 2009 Form 10Q dated May 13, 2009).

*10.23
Note Modification Agreement between the Company, its subsidiary-Colonial Full Service Car Wash, Inc. and Chase, in the original amount of $2,216,000 extended to April 20, 2011. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements which are substantially identified in all material respects except to amounts and extension dates of the Modification Agreements, are not being filed in the original amounts of $1,970,000 (extended to April 21, 2011) $984,000 (extended to April 20, 2011 and $380,000 extended to May 6, 2011)). (Incorporated by reference as Exhibit 10.38 to the March 31, 2009 Form 10Q dated May 13, 2009).

*10.24
Modification, Renewal, and Extension of Note, Liens and Credit Agreement dated May 8, 2009 between the Company, its subsidiary, Mace Security Products Inc. and Chase. (Incorporated by reference as Exhibit 10.39 to the March 31, 2009 Form 10Q dated May 13, 2009).

*10.25
Stock Purchase Agreement dated April 7, 2009, by and among Mace Security International, Inc., CSSS, In Keays, and Bradley Keays and related Amendment 1 to Stock Purchase Agreement dated April (Incorporated by reference as Exhibit 10.40 to the March 31, 2009 Form 10Q dated May 13, 2009).

*10.26
Agreements consisting of: (i) Commercial Earnest Money Contract, dated as of January 15, 2009; (ii) Amendment to Commercial Earnest Money Contract dated effective March 16, 2009; (iii) Commercial Earnest Contract, executed as of April 16, 2009; (iv) Amendment to Commercial Earnest Monet Contracts, dated as of May 27, 2009, (v) Third Amendment to Commercial Earnest Money Contracts, dated September 1, 2009; (vii) Fifth Amendment to Contracts dated October 9, 2009; and (viii) Assignment of Commercial Earnest money Contract dated October 12, 2009. (Incorporated by reference as Exhibit 10.1 to the November 30, 2009 Form 8-K dated December 4, 2009).

10.27
Amendment to Credit Agreement dated December 21, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Security Products, Inc. and Colonial Full Service Car Wash, Inc. are not being filed).

10.28	Line of Credit Note dated December 12, 2009 between the Company, its subsidiary, Mace Security Products, Inc. and JP Morgan Chase Bank N.A. in the amount of $500,000.
10.29	Letter Agreement of Employment dated March 23, 2010 between Mace Security International, Inc. and Gregory M. Krzemien. (3)

11	Statement Regarding Computation of Per Share Earnings.
*14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)
21	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
24	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Corporate Governance Guidelines dated October 16, 2007 (Exhibit 99.1 to the October 16, 2007 8-K dated October 16, 2007)

  *Incorporated by reference

+	Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the SEC upon request a copy of any omitted schedules or attachments.
(1)	Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 (33-69270) that was declared effective on November 12, 1993.
(2)
Incorporated by reference to the Company's Form 10-QSB report for the quarter ended September 30, 1994 filed on November 14, 1994. It should be noted that Exhibits 10.25 through 10.34 were previously numbered 10.1 through 10.10 in that report.

(3)	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACE SECURITY INTERNATIONAL, INC.

By:	/s/ Dennis R. Raefield.
Dennis R. Raefield
President and Chief Executive Officer

DATED the 24 day of March, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dennis R. Raefield	President, Chief Executive Officer	March 24, 2010
Dennis R. Raefield.	and Director
(Principal Executive Officer)

/s/ Gregory M. Krzemien	Chief Financial Officer	March 24, 2010
Gregory M. Krzemien	and Treasurer
(Principal Financial Officer and
Principle Accounting Officer)

/s/John C. Mallon	Chairman of the Board	March 24 2010
John C. Mallon

/s/ Mark S. Alsentzer	Director	March 24, 2010
Mark S. Alsentzer

/s/Richard A. Barone	Director	March 24, 2010
Richard A. Barone

/s/Gerald T. LaFlamme	Director	March 24, 2010
Gerald T. LaFlamme

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

Report of Independent Registered Public Accountants

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 24, 2010

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and par value information)

ASSETS	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$8,289	$8,314
Short-term investments	1,086	1,005
Accounts receivable, less allowance for doubtful accounts of $785 and $760 in 2009 and 2008, respectively	1,939	1,852
Inventories, less reserve for obsolescence of $1,379 and $1,463 in 2009 and 2008, respectively	5,232	7,743
Prepaid expenses and other current assets	2,078	1,994
Assets held for sale	7,180	4,680
Total current assets	25,804	25,588
Property and equipment:
Land	250	6,874
Buildings and leasehold improvements	2,213	12,642
Machinery and equipment	3,177	5,332
Furniture and fixtures	491	511
Total property and equipment	6,131	25,359
Accumulated depreciation and amortization	(2,856)	(7,164)
Total property and equipment, net	3,275	18,195

Goodwill	7,869	6,887
Other intangible assets, net of accumulated amortization of $1,881 and $1,472 in 2009 and 2008, respectively	3,780	3,449
Other assets	1,630	917
Total assets	$42,358	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2009	2008

Current liabilities:
Current portion of long-term debt and capital lease obligations	$109	$2,502
Accounts payable	3,436	2,287
Income taxes payable	206	350
Deferred revenue	319	131
Accrued expenses and other current liabilities	3,028	2,649
Liabilities related to assets held for sale	2,123	1,644
Total current liabilities	9,221	9,563

Long-term debt, net of current portion	568	2,306
Capital lease obligations, net of current portion	120	-
Other liabilities	461	-

Commitments and contingencies – See Note 17

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 15,913,775 and 16,285,377 in 2009 and 2008, respectively	159	163
Additional paid-in capital	93,948	94,161
Accumulated other comprehensive loss	-	(5)
Accumulated deficit	(62,098)	(51,147)
	32,009	43,172
Less treasury stock at cost – 18,200 and 5,532 shares in 2009 and 2008, respectively	(21)	(5)
Total stockholders’ equity	31,988	43,167
Total liabilities and stockholders’ equity	$42,358	$55,036

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2009	2008	2007
Revenues:
Security	$18,591	$20,788	$22,278
Digital media marketing	9,655	17,290	7,625
	28,246	38,078	29,903

Cost of revenues:
Security	12,998	15,740	16,936
Digital media marketing	6,943	12,126	6,505
	19,941	27,866	23,441

Selling, general and administrative expenses	15,067	17,086	15,088
Depreciation and amortization	790	786	691
Goodwill and asset impairment charges	1,462	3,249	447
Operating loss	(9,014)	(10,909)	(9,764)
Interest (expense), net	(7)	260	247
Other (loss) income	(108)	(2,217)	944
Loss from continuing operations before income tax expense	(9,129)	(12,866)	(8,573)

Income tax expense	-	100	98
Loss from continuing operations	(9,129)	(12,966)	(8,671)
(Loss) income from discontinued operations, net of tax expense of $0 in 2009, 2008 and 2007	(1,822)	2,314	2,086
Net loss	$(10,951)	$(10,652)	$(6,585)

Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.57)	$(0.79)	$(0.55)
(Loss) income from discontinued operations, net of tax	(0.11)	0.14	0.13
Net loss	$(0.68)	$(0.65)	$(0.42)

Weighted average shares outstanding:
Basic	16,202,254	16,464,760	15,810,705
Diluted	16,202,254	16,464,760	15,810,705

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance at December 31, 2006	15,275,382	$153	$89,850	$413	$(33,910)	$-	$56,506
Common stock issued in purchase acquisition	1,176,471	12	2,883	-	-	-	2,895
Exercise of common stock options	13,400	-	28	-	-	-	28
Purchase of treasury stock	-	-	-	-	-	(111)	(111)
Stock-based compensation expense	-	-	924	-	-	-	924
Change in fair value of cash flow hedge	-	-	-	(17)	-	-	(17)
Unrealized gain (loss) on short-term investments, net of tax	-	-	-	(74)	-	-	(74)
Net loss	-	-	-	-	(6,585)	-	(6,585)
Total comprehensive loss	-	-	-	-	-	-	(6,676)
Balance at December 31, 2007	16,465,253	165	93,685	322	(40,495)	(111)	53,566
Purchase and retirement of treasury stock.	(179,876)	(2)	(246)	-	-	106	(142)
Stock-based compensation expense (see note 6)	-	-	629	-	-	-	629
Adjustment to common stock value issued in purchase acquisition	-	-	93	-	-	-	93
Unrealized loss on short-term investments	-	-	-	(327)	-	-	(327)
Net loss	-	-	-	-	(10,652)	-	(10,652)
Total comprehensive loss	-	-	-	-	-	-	(10,979)
Balance at December 31, 2008	16,285,377	163	94,161	(5)	(51,147)	(5)	43,167
Purchase and retirement of treasury stock	(371,602)	(4)	(329)	-	-	(16)	(349)
Stock-based compensation expense (see note 6)	-	-	116	-	-	-	116
Unrealized gain on short-term investments	-	-	-	5	-	-	5
Net loss	-	-	-	-	(10,951)	-	(10,951)
Total comprehensive loss	-	-	-	-	-	-	(10,946)
Balance at December 31, 2009	15,913,775	$159	$93,948	$-	$(62,098)	$(21)	$31,988

The  accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(10,951)	$(10,652)	$(6,585)
(Loss) income from discontinued operations, net of tax	(1,822)	2,314	2,086
Loss from continuing operations	(9,129)	(12,966)	(8,671)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	790	786	691
Stock-based compensation	116	626	896
Provision for losses on receivables	236	(31)	381
Loss (gain) on sale of property and equipment	99	-	(3)
Loss (gain) on short-term investments	5	2,338	(752)
Goodwill and asset impairment charges	1,462	3,249	447
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(329)	1,086	(52)
Inventories	1,839	1,311	(2,213)
Prepaid expenses and other assets	(40)	280	(508)
Accounts payable	1,026	(1,879)	669
Deferred revenue	206	118	63
Accrued expenses	704	304	797
Income taxes payable	(135)	(421)	66
Net cash used in operating activities-continuing operations	(3,150)	(5,199)	(8,189)
Net cash used in operating activities-discontinued operations	(589)	(1,263)	(1,067)
Net cash used in operating activities	(3,739)	(6,462)	(9,256)
Investing Activities
Acquisition of business, net of cash acquired	(1,863)	-	(6,947)
Purchase of property and equipment	(431)	(486)	(253)
Purchase of short-term investments	(82)	-	-
Proceeds from sale of property and equipment	1,524	75	15
Payments for intangibles	(41)	(22)	(15)
Net cash used in investing activities-continuing operations	(893)	(433)	(7,200)
Net cash provided by investing activities-discontinued operations	6,075	8,690	22,303
Net cash provided by investing activities	5,182	8,257	15,103
Financing activities
Payments on long-term debt and capital lease obligations	(93)	(556)	(67)
Proceeds from issuance of common stock	-	-	28
Purchase and retirement of treasury stock	(349)	106	(111)
Net cash used in financing activities-continuing operations	(442)	(450)	(150)
Net cash used in financing activities-discontinued operations	(1,026)	(1,134)	(1,649)
Net cash used in financing activities	(1,468)	(1,584)	(1,799)
Net (decrease) increase in cash and cash equivalents	(25)	211	4,048
Cash and cash equivalents at beginning of year	8,314	8,103	4,055
Cash and cash equivalents at end of year	$8,289	$8,314	$8,103

The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.             Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Security Segment, selling consumer safety and personal defense products, and electronic surveillance products as well as providing security monitoring services and the Digital Media Marketing Segment, selling consumer products on the internet and providing online marketing services. The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 and the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 3. Business Acquisitions and Divestitures.  We formerly had a Car Wash Segment in which we provided complete car care services (including wash, detailing, lube, and minor repairs). The Company’s remaining car wash operations as of December 31, 2009 are located in Texas. As of December 31, 2009, the results for all of our car wash operations and the Company’s truck washes have been classified as assets held for sale in the balance sheet and as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 4. Discontinued Operations and Assets Held for Sale.

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

Revenue from the Company’s Security Segment is recognized when shipments are made, or for export sales when title has passed. Shipping and handling charges and costs of $535,000, $669,000 and $713,000 in 2009, 2008 and 2007 respectively, are included in cost of revenues. Prior year amounts, which were originally recorded as selling, general, and administrative (SG&A) expenses, were reclassed to conform to current year presentation.

The e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period. Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Shipping and handling charges related to the e-commerce division of  the Company’s Digital Media Marketing Segment of $588,000, $1.4 million and $384,000 are included in cost of revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Prior year amounts, which were originally recorded as SG&A expenses, were reclassed to cost of revenues to conform to current year presentation.

Revenue from the Company’s Car Wash operations is recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car wash locations but not yet redeemed. The Company estimates these unredeemed amounts based on gift certificates and ticket book sales and redemptions throughout the year as well as utilizing historical sales and redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less, and credit card deposits which are converted into cash within two to three business days.

Short-Term Investments

At December 31, 2009 and 2008, the Company had approximately $1.1 million and $1.0 million, respectively, of short-term investments classified as available for sale in one broker account consisting of certificates of deposit.

On June 18, 2008, we requested redemption of a short-term investment in a hedge fund, the Victory Fund, Ltd. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,207,000. On October 15, 2008 the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1.0 million on November 3, 2008 and $2,207,000 on January 15, 2009. The Company received the first installment of $1.0 million on November 5, 2008.  The Company has not received the second installment.  On January 21, 2009, the principal of the Victory Fund, Ltd, Arthur Nadel, was criminally charged with operating a “Ponzi” scheme.  Additionally, the SEC has initiated a civil case against Mr. Nadel and others alleging that Arthur Nadel defrauded investors in the Victory Fund, LLC and five other hedge funds by massively overstating the value of investments in these funds and issuing false and misleading account statements to investors. The SEC also alleges that Mr. Nadel transferred large sums of investor funds to secret accounts which only he controlled.  A receiver has been appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,207,000 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2.0 million.

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

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at December 31, 2009	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$1,086	$1,086	$-	$-
(1)  This is the highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
(2)  Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued including but not limited to, interest rates, yield curves, principal- to principal markets, etc.
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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (FIFO) method for our security and e-commerce inventories. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually and at least on a quarterly basis reviews the book value of slow moving inventory items, as well as, discontinued product lines to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 3 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense is approximately $329,000, $285,000 and $291,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $33,000, $53,000 and $30,000 in the years ended December 31, 2009, 2008 and 2007, respectively.

Asset Impairment Charges

The Company periodically reviews the carrying value of its long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Also see Note 18. Asset Impairment Charges.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  Accounting standards require that the Company perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 for its wholesale security monitoring business unit and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests.  Goodwill at December 31, 2009 and 2008 was $7.9 million and $6.9 million, respectively.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges. Also see Note 5. Goodwill.

Other Intangible Assets

Other intangible assets consist of deferred financing costs, trademarks, customer lists, non-compete agreements, product lists, and patent costs. Our trademarks are considered to have indefinite lives and, as such, are not subject to amortization. These assets will be tested for impairment annually and whenever there is an impairment indicator. Estimating future cash requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty.  Customer lists, product lists, software costs, patents and non-compete agreements are amortized on a straight-line or accelerated basis over their respective estimated useful lives. Amortization of other intangible assets was approximately $461,000, $501,000 and $400,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Also see Note 8. Other Intangible Assets and Note 18. Asset Impairment Charges.

Insurance

The Company insures for auto, general liability, and workers’ compensation claims through participation in a captive insurance program with other unrelated businesses. The Company maintains excess coverage through occurrence-based policies.  With respect to participating in the captive insurance program, the Company sets aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. The Company funds these accounts annually as required by the captive insurance company. Should funds deposited exceed claims ultimately incurred and paid, unused deposited funds are returned to the Company with interest on or about the fifth anniversary of the policy year-end.  The Company’s participation in the captive insurance program is secured by a letter of credit in the amount of $566,684 at December 31, 2009.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims as well as claims incurred but not reported.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities.  Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also follows the appropriate accounting pronouncements which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At December 31, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the years ended December 31, 2009, 2008 and 2007 is insignificant and when incurred is reported as interest expense.

Supplementary Cash Flow Information

Interest paid on all indebtedness was approximately $252,000, $517,000 and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income taxes paid, net of refunds, were approximately $134,000, $447,000 and $81,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Noncash investing and financing activity of the Company includes the recording of a $500,000 note payable to Company stockholders issued as part of the consideration paid for the acquisition of Linkstar, a $920,000 note receivable recorded as part of the consideration received from the sale of the Company’s truck washes, and the sale of property and simultaneous pay down of related mortgages of $9.2 million, all in 2007. In 2008, the Company sold a Dallas, Texas car wash property and simultaneously paid down a related mortgage of $1.2 million as well as its Florida car washes in the three months ended March 31, 2008, simultaneously paying down related mortgages of approximately $4.2 million. Additionally, in January 2009, the Company sold two San Antonio, Texas car wash properties and received, as part of the consideration, a note receivable for $750,000 and in September 2009, the Company sold a car wash facility in Dallas, Texas and simultaneously paid down a related mortgage of approximately $461,000. Finally, in November 2009, the Company sold its three car wash properties in Austin, Texas and simultaneously paid down related mortgages of approximately $2.1 million.

Advertising

The Company expenses advertising costs, including advertising production costs, as they are incurred or when the first time advertising takes place.  The Company’s costs of coupon advertising are recorded as a prepaid asset and amortized to advertising expense during the period of distribution and customer response, which is typically two to four months.  Prepaid advertising costs were $41,400 and $30,000 at December 31, 2009 and 2008, respectively.  Advertising expense was approximately $862,000, $1.2 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Based Compensation

The Company has two stock-based employee compensation plans. The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense is approximately $116,000 for the year ended December 31, 2009, all in SG&A expense, $629,000 for the year ended December 31, 2008, ($626,000 in SG&A expense and $3,000 in discontinued operations), and $924,000 for the year ended December 31, 2007, ($896,000 in SG&A expense, and $28,000 in discontinued operations).

The fair values of the Company’s options were estimated at the dates of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year ended December,
	2009	2008	2007
Expected term (years)	6.5 to 10	10	10
Risk-free interest rate	2.75% to 3.40%	3.50% to 4.25%	4.24% to 5.16%
Volatility	47% to 49%	46% to 49%	52%
Dividend yield	0%	0%	0%
Forfeiture Rate	30%	11% to 31%	33%

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

The weighted-averages of the fair value of stock option grants are $0.55, $1.50 and $1.67 per share in 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized stock-based compensation expense is $160,000 which has a weighted average period to be recognized of approximately 1.3 years.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables and debt instruments.  The carrying values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2009 and 2008, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$186	$186	$24	$24
Variable rate debt	2,734	2,763	6,428	6,564
Total	$2,920	$2,949	$6,452	$6,588

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

The interest rate cap arrangement was effective in hedging changes in cash flows related to certain debt obligations during 2007.

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

In December 2007, the FASB issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009. See Note 3. Business Acquisitions and Divestitures.

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

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position year ended December 31, 2009.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarter ended June 30, 2009. At December 31, 2009, we had recognizable subsequent events by entering into an agreement of sale on January 26, 2010 to sell two car wash sites in Lubbock, Texas and an agreement of sale on  January 27, 2010 to sell a car wash site in Arlington, Texas. See Note 21, Subsequent Events.

3.      Business Acquisitions and Divestitures

Acquisitions

On July 20, 2007, the Company completed the purchase of all of the outstanding common stock of Linkstar from Linkstar’s stockholders. Linkstar is an online internet advertising and e-commerce direct marketing company. Linkstar’s primary assets at the time of purchase were inventory, accounts receivable, proprietary software, customer contracts, and its business methods. The acquisition of Linkstar enabled the Company to expand the marketing of its security products through online channels and provides the Company with a presence in the online and digital media services industry. The Company paid approximately $10.5 million to the Linkstar shareholders consisting of $7.0 million in cash at closing, $500,000 of promissory notes with interest at  5% paid on January 18, 2008 and 1,176,471 unregistered shares of the Company’s common stock. The Company’s stock was issued based on a closing price of $2.55 per share or a total value of $2.9 million. In addition to the $10.5 million of consideration at closing, the Company incurred approximately $261,000 in related acquisition costs and recorded an additional estimated receivable of $132,000 for working capital acquired below the minimum working capital requirement of $500,000, as per the purchase agreement.  The purchase price was allocated as follows: approximately (i) $248,000 for cash; (ii) $183,000 for inventory; (iii) $1.12 million for accounts receivable; (iv) $41,000 for prepaid expenses; (v) $80,000 for equipment; (vi) the assumption of $1.26 million of liabilities, and (vii) the remainder, or $10.18 million, allocated to goodwill and other intangible assets. Of the $10.18 million of acquired intangible assets, $478,000 was assigned to trademarks and $6.89 million was assigned to goodwill, neither of which is subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for business in the digital media marketing and e-commerce business; (ii) levels of Linkstar’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included utilizing the professional expertise of Linkstar’s staff and the propriety software acquired in the Linkstar transaction to expand the marketing of the Company’s Security Segment products using internet media marketing channels, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car and Truck Wash Segment, which the Company is exiting, with cash flow from the digital media and e-commerce business.  The remaining intangible assets were assigned to customer relationships for $1.57 million, non-compete agreements for $367,000 and software for $883,000. The allocation of the purchase price of the Linkstar acquisition reflects certain reclassifications from the allocation reported as of September 30, 2007 as a result of refinements to certain data utilized for the acquisition valuation. Customer relationships, non-compete agreements, and software costs were assigned a life of nine, seven, and six years, respectively. The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations.

On April 30, 2009, the Company completed the purchase of all the outstanding common stock of CSSS from CSSS’s shareholders. Total consideration was approximately $3.7 million consisting of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $766,000 which is recorded in accrued expenses and other current liabilities and $461,000 of which is recorded as other non-current liabilities at December 31, 2009, and the assumption of approximately $590,000 of liabilities. CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000. Customer relationships, tradename and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively. The acquisition was accounted for as a business combination in accordance with the new business combination pronouncement as disclosed in Note 2.

Unaudited proforma financial information, assuming the Linkstar acquisition and the CSSS acquisition occurred on January 1, 2007, is as follows (in thousands, except per shares amounts):

	Year Ended December 31,
	2009	2008	2007
Revenues	$29,422	$41,985	$44,993
Net Loss	$(11,032)	$(10,295)	$(7,934)
Loss per share-basic and dilutive	$(0.69)	$(0.63)	$(0.50)

Divestitures

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

In the first quarter ending March 31, 2008, the Company sold its six full service car washes in Florida in three separate transactions for total cash consideration of approximately $12.5 million at a gain of approximately $6.9 million. Simultaneously with the sale, $4.2 million of cash was used to pay down related mortgage debt. On July 18, 2008, the Company entered into an agreement to sell one of its full service car washes in Dallas, Texas for a total cash consideration of $1.8 million. The Company completed this sale on October 14, 2008 and simultaneously paid down $1.24 million of mortgage debt.

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes for $1.0 million, resulting in a loss of approximately $7,000. The sale price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs.

On January 15, 2009, the Company, through its subsidiary, Mace Car Wash-Arizona, Inc., entered into an agreement of sale for two of the three car washes owned in Austin, Texas for a sale price of $6.0 million. Additionally, on April 6, 2009, the Company entered into an agreement of sale for the third of the three car washes it owned in Austin, Texas for a sale price of $3.2 million. The two sale agreements were amended several times and were ultimately assigned to Seamless GCW, Ltd. (“Purchaser”). Under the terms of the assigned Agreements, the Purchaser paid an amended purchase price of $8.0 million for the inventory, property and equipment, and certain intangible assets of all three Austin, Texas car washes. Costs at closing were approximately $328,000, consisting of $240,000 of broker commissions, approximately $17,000 of non-reimbursed environmental costs, and approximately $71,000 of other closing costs. Cash proceeds received were $5,585,000, consisting of $5,145,000 of cash received at closing on November 30, 2009 and $440,000 received through previously released escrow deposits. Approximately $2,149,000 of the $8.0 million sale proceeds was used to pay-off existing bank debt in addition to payment of certain closing costs.

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

On November 18, 2009, the Company entered into an agreement of sale for one of its Lubbock, Texas car washes for cash consideration of $750,000. The Company completed the sale of this car wash on March 10, 2010 with cash proceeds of $733,000 received, net of closing costs.

4. Discontinued Operations and Assets Held for Sale

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

As of December 31, 2009, the results for all car wash operations and the Company’s truck washes have been classified as discontinued operations in the statement of operations and the statement of cash flows. This classification is based on the remaining car washes being currently marketed and ready for sale and the Company’s Board of Directors’ commitment to a plan to dispose of the remaining car washes in 2010. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”).

Revenues from discontinued operations were $10.6 million, $16.1 million, and $27.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Operating (loss) income from discontinued operations, including asset impairment charges, was $(1.8) million, $(4.4) million, and $614,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Assets and liabilities held for sale are comprised of the following at December 31, 2009 (in thousands):

	As of December 31, 2009
	Dallas and Fort Worth, Texas	Lubbock, Texas	Total
Assets held for sale:
Inventory	$245	$136	$381
Property, plant and equipment, net	3,796	2,997	6,793
Intangible assets	6	-	6
Total assets	$4,047	$3,133	$7,180

Liabilities related to assets held for sale: sale:
Current portion of long-term debt	$293	$166	$459
Long-term debt, net of current portion	967	697	1,664
Total liabilities	$1,260	$863	$2,123

	As of December 31, 2008
	Dallas and Fort Worth, Texas	Lubbock, Texas	San Antonio, Texas	Total
Assets held for sale:
Inventory	$51	$126	$-	$177
Property, plant and equipment, net	927	2,599	977	4,503
Total assets	$978	$2,725	$977	$4,680

Liabilities related to assets held for sale:
Current portion of long-term debt	$589	$201	$-	$790
Long-term debt, net of current portion	-	854	-	854
Total liabilities	$589	$1,055	$-	$1,644

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

As of November 30, we conducted our annual assessment of goodwill for impairment for our Security Segment and as of June 30 for our Digital Media Marketing Segment. We conduct assessments more frequently if indicators of impairment exists.  In the fourth quarter of 2007, as a result of our annual impairment test of goodwill and other intangibles, we recorded a goodwill impairment charge of approximately $280,000 within our Security Segment and an impairment of trademarks of approximately $66,000 related to our consumer direct electronic surveillance operations and an impairment of trademarks of approximately $101,000 related to our high end digital and machine vision cameras and professional imaging components operations, both located in Texas. As of November 30, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance. We updated our forecasted cash flows of the Security Segment reporting units during the fourth quarter of 2008. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill for impairment, the net book value of our Mace Security Products, Inc. (Florida and Texas operations) reporting unit exceeded its fair value. With the noted potential impairment in Mace Security Products, Inc., we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as trademarks, customer relationships and non-competition agreements.  The resulting implied goodwill was $(5.9) million; accordingly, we recorded an impairment charge to write off the goodwill of this reporting unit totaling $1.34 million. We also performed impairment testing of certain other intangible assets relating to Mace Security Products, Inc., specifically, the value assigned to trademarks. We recorded an additional impairment charge to trademarks of approximately $223,000 related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operations. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009 and December 31, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations at June 30, 2009 and an impairment charge of $30,000 to trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.

As noted above, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30.  Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill for impairment. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value as of December 31, 2008.  We updated our forecasted cash flows of this reporting unit during the second quarter early June 30, 2009. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, during our December 31, 2009 review of intangible assets, we determined impairment indicators existed relative to our Digital Media Marketing Segment and accordingly, we performed an updated assessment of goodwill within this reporting unit for impairment. The budgets and long-term business plans of this reporting unit include the resumption of generating online marketing revenues through our online marketing division, Promopath, in 2010 and an increase in projected e-commerce revenues and growth rates as a result of introduction of new products and a reduction in credit card decline rates that negatively impacted revenues in 2009. Based upon the Company’s December 31, 2009 assessment, a hypothetical 15% reduction in the estimated fair value of the Digital Media Marketing reporting unit would not result in an impairment charge.

As previously noted, in June 2008 management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath continued to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, we recorded an impairment charge of approximately $1.4 million representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, we sold the Fort Lauderdale, Florida building recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Security Products Reporting Unit	Digital Media Marketing Segment	Security Monitoring Services Reporting Unit	Total
Balance at December 31, 2006	$1,623	$-	$-	$1,623
Acquisition of Linkstar	-	6,887	-	6,887
Impairment loss	(280)	-	-	(280)
Balance at December 31, 2007	1,343	6,887	-	8,230
Impairment loss	(1,343)	-	-	(1,343)
Balance at December 31, 2008	-	6,887	-	6,887
Acquisition of CSSS, Inc.	-	-	1,982	1,982
Impairment loss	-	(1,000)	-	(1,000)
Balance at December 31, 2009	$-	$5,887	$1,982	$7,869

6.      Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$760	$791	$690
Additions (charged to expense)	571	295	354
Adjustments	(3)	(3)	(4)
Deductions	(543)	(323)	(249)
Balance at end of year	$785	$760	$791

7.      Inventories

Inventories, net of reserves for obsolete inventory, consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Finished goods	$4,269	$6,295
Work in process	77	89
Raw materials and supplies	886	890
Fuel, merchandise inventory and car wash supplies	-	469
	$5,232	$7,743

The changes in the reserve for obsolete inventory are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$1,463	$1,027	$833
Additions (charged to expense)	163	801	338
Deductions	(247)	(365)	(144)
Balance at end of year	$1,379	$1,463	$1,027

8.       Other Intangible Assets

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Non-compete agreements	$515	$231	$465	$164
Customer and Product lists	2,572	1,156	1,774	920
Software	883	356	883	208
Patent Costs and Trademarks	106	16	16	-
Deferred financing costs	123	122	231	180
Total amortized intangible assets	4,199	1,881	3,369	1,472
Non-Amortized intangible assets:
Trademarks - Security Segment	984	-	1,074	-
Trademarks - Digital Media Marketing Segment	478	-	478	-
Total Non-Amortized intangible assets	1,462	-	1,552	-
Total other intangible assets	$5,661	$1,881	$4,921	$1,472

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2010	$528
2011	$441
2012	$339
2013	$270
2014	$119

Amortization expense of other intangible assets was approximately $461,000, $501,000 and $400,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average useful life of amortizing intangible assets was 4.82 years at December 31, 2009.

9.         Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt notes and capital lease obligations, including debt related to discontinued operations totaling $2,123,000 consist of the following:
	As of December 31,
	2009	2008
	(In thousands)
Notes payable to Chase, interest rate of prime plus 0.75% (4.0% at December 31, 2009) payable in monthly principle payments totaling $21,811 plus interest maturing from April 2011 to May 2011, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	$1,080	$1,906

Note payable to Chase, interest rate of prime plus 0.25% (3.50% at December 31, 2008), was due in monthly installments of $46,811 including interest collateralized by real property and equipment of the Genie Car Wash locations. Paid in full on November 30, 2009 upon sale of the three Genie Car Wash locations.	-	2,586

Note payable to Western National Bank, interest rate of 3.75%, (the interest rate is established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $16,921 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas.	862	1,056

Note payable to Chase, interest rate of prime plus 0.95% (4.20% at December 31, 2009) due in monthly fixed principle payments of $4,847 plus interest through May 2012, collateralized by real property and equipment of Mace Security Products, Inc. in Farmers Branch, Texas.	611	669

Note Payable to Chase, interest rate of prime plus 0.25% (3.5% at December 31, 2009) due in monthly installment of $3,132, including interest (adjusted annually) through February, 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	181	211

Various capital lease obligations related to equipment at CSSS, Inc. at various interest rates from 9.06% to 13.27%, due in monthly installments totaling $5,527 maturing from April, 2010 through February, 2014, collateralized by equipment.	166	-

Note payable to Lyon Financial Services, interest rate of 7.99% due in monthly installments of $510 including interest, through September 2013, collateralized by a vehicle.	20	24
	2,920	6,452
Less: current portion	2,232	4,146
	$688	$2,306

Of the eight car washes owned or leased by us at December 31, 2009, five properties and related equipment with a net book value totaling $4.9 million are secured by first mortgage loans totaling $2.1 million.

At December 31, 2009, we had borrowings, including borrowings related to discontinued operations, of approximately $2.9 million, substantially all of which are secured by mortgages against certain of our real property.  Of such borrowings, approximately $2.2 million, including $2.1 million of long-term debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from December 31, 2009.

We have two letters of credit outstanding at December 31, 2009, totaling $570,364 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at December 31, 2009.

Maturities of long-term debt and capital lease obligations including debt related to discontinued operations, are as follows: 2010 - $568,000, 2011 - $1.1 million, 2012 - $712,000, 2013 - $271,000, and 2014 - $161,000.

10.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Accrued compensation	$302	$534
Accrued acquisition consideration	766	-
Other	1,960	2,115
	$3,028	$2,649

11.         Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest expense	$(51)	$(48)	$(207)
Interest income	44	308	454
	$(7)	$260	$247

12.         Other (Loss) Income

Other (loss) income consists of the following (in thousands):

	Year Ended December 31
	2009	2008	2007

Investment (loss) income	$-	$(2,338)	$752
Deposit recovery	-	-	150
Rental income	-	76	-
Other	(108)	45	42
	$(108)	$(2,217)	$944

13.         Stock Option Plans

During September 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan provides for the issuance of up to 630,000 shares of common stock upon exercise of the options. The Company has reserved 630,000 shares of common stock to satisfy the requirements of the 1993 Plan. The options are non-qualified stock options and are not transferable by the recipient.  The 1993 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company.  Under the 1999 Plan, 15,000,000 shares of common stock are reserved for issuance.  Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant.  The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee.

As of December 31, 2009, 3,205,208 options have been granted under the 1993 and 1999 Plans including 3,194,708 nonqualified stock options.

Activity with respect to these plans is as follows:

	2009		2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	3,362,999	$3.22	4,440,015	$3.51	3,995,015	$3.63
Options granted	433,000	$0.84	1,055,500	$1.50	555,000	$2.45
Options exercised	-	$-	-	$-	(13,400)	$2.10
Options forfeited	(183,835)	$1.71	(2,132,516)	$2.37	(96,600)	$2.63
Options expired	(406,956)	$9.52	-	$-	-	$-
Options outstanding end of period	3,205,208	$2.18	3,362,999	$3.18	4,440,015	$3.51
Options exercisable	2,795,209		2,962,829		3,767,013
Shares available for granting of options	3,814,954		3,657,163		2,637,149

Stock options outstanding at December 31, 2009 under both plans are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$0.68-$0.97	511,000	2.9	$0.91	161,000	9.3	$0.83
$1.05-$1.54	984,292	4.8	$1.39	930,959	5.1	$1.39
$1.62-$2.42	719,230	5.3	$2.16	717,564	5.3	$2.16
$2.45-$3.26	638,790	5.2	$2.76	633,790	5.2	$2.76
$4.21-$5.59	317,834	4.8	$5.07	317,834	4.8	$5.07
$7.63-$11.00	33,950	0.1	$8.63	33,950	0.1	$8.63
$17.75-$22.00	112	0.1	$17.75	112	0.1	$17.75

The Company received cash from options exercised during the fiscal year 2007 of $28,100. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

During 2009, the Company granted a total of 433,000 stock options at a weighted average fair value of $0.84. Also, during the year ended December 31, 2009, a total of 239,300 shares vested at a weighted average fair value of $1.53. As of December 31, 2009, there are a total of 410,000 options that remain non-vested at a weighted average fair value of $1.03.

In 1999, the Company issued warrants to purchase a total of 1,328,250 shares of the Company’s common stock at a weighted average exercise price of $4.22 per share (shares and exercise price are adjusted for one-for-two reverse stock split) in connection with the purchase of certain businesses and to a director. Through December 31, 2009, 281,818 warrants to purchase common stock have been exercised and the remainder, or 1,046,432 warrants to purchase common stock have expired.

In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expired in 2009.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option holders.

14.         Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$447	$285
Inventories	436	450
Net operating loss carryforwards	14,249	11,853
Deferred revenue	7	12
Car damage reserve	7	109
Accrued workers compensation costs	-	40
Federal tax credit	53	152
Vesting stock options	1,324	1,262
Other, net	111	225
Total deferred tax assets	16,634	14,388
Valuation allowance for deferred tax assets	(18,421)	(15,032)
Deferred tax (liability) assets after valuation allowance	(1,787)	(644)
Deferred tax liabilities:
Property, equipment and intangibles	1,787	644
Net deferred tax assets	$-	$-

At December 31, 2009, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $35.6 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of Expiration	Amount
(In thousands)
2018	$951
2019	4,507
2020	3,241
2021	1,583
2022	2,822
2023	4,411
2024	5
2025	1,250
2026	6,897
2028	2,400
2029	7,545
$35,612

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization. The Company increased its valuation allowance against deferred tax assets by $3.4 million in 2009, $4.3 million in 2008 and $3.9 million in 2007 with a total valuation allowance of $18.4 million at December 31, 2009 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2009, the uncertainty of the timing of the Company’s transition from the Car Wash business, and the ultimate extent of growth in the Company’s Digital Media Marketing and Security Segments.

The Company follows the appropriate accounting pronouncements which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At December 31, 2009, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for each of the years in the three-year period ended December 31, 2009 was insignificant and when incurred is reported as interest expense.

The components of income tax expense (benefit) are:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Current (principally state taxes)	$-	$100	$98
Deferred	-	-	-

Total income tax expense (benefit)	$-	$100	$98

The significant components of deferred income tax expense (benefit) attributed to the loss for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Deferred tax (benefit) expense	$(993)	$(3,948)	$(1,710)
Loss carryforward	(2,396)	(401)	(2,223)
Valuation allowance for deferred tax assets	3,389	4,349	3,933
	$-	$-	$-

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Tax at U.S. federal statutory rate	$(3,833)	$(3,693)	$(3,728)
State taxes, net of federal benefit	26	(192)	(107)
Nondeductible costs and other acquisition accounting adjustments	418	(364)	-
Valuation allowance for deferred tax assets	3,389	4,349	3,933
Total income tax expense (benefit)	$-	$100	$98

15.           Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except loss per share):

	Year ended December 31,
	2009	2008	2007
Numerator (In Thousands):
Net loss	$(10,951)	$(10,652)	$(6,585)

Denominator:
Denominator for basic loss per share - weighted average shares	16,202,254	16,464,760	15,810,705
Dilutive effect of options and warrants	-	-	-
Denominator for diluted loss per share - weighted average shares	16,202,254	16,464,760	15,810,705

Basic loss per share:
Net loss	$(0.68)	$(0.65)	$(0.42)

Diluted loss per share:
Net loss	$(0.68)	$(0.65)	$(0.42)

The dilutive effect of options and warrants of 9,811, 127,397, and 375,292 at December 31, 2009, 2008, and 2007, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

16.           Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions.  At times, these balances may exceed insured amounts.

17.           Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2009 are as follows: 2010 - $1.0 million; 2011 - $898,000; 2012 - $817,000; 2013 - $414,000; 2014 - $291,000 and thereafter - $364,000.  Rental expense under these leases, including leases reported in discontinued operations was $1.1 million, $1.0 million, and $1.0 million for the year ended December 31, 2009, 2008 and 2007, respectively.

The Company subleased a portion of the building space at its previous California leased office space related to its Digital Media Marketing Segment under a cancelable lease.  During the year ending December 31, 2009 and 2008, revenues under this lease were approximately $34,000 and $76,000, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

As a result of its continued cost saving efforts, the Company decided to terminate a leased office in Fort Lauderdale, Florida during the second quarter 2008.  The lease termination resulted in a one time fee of $39,000, which was paid and included in SG&A expense in 2008.

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

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”).  The Arbitration Demand has been filed with the American Arbitration Association in Philadelphia, Pennsylvania (“Arbitration Proceeding”).  The primary allegations of the Arbitration Demand are: (i) Mr. Paolino alleges that he was terminated by the Company wrongfully and is owed a severance payment of $3,918,120 due to the termination; (ii) Mr. Paolino is claiming that the Company owes him $322,606 because the Company did not issue him a sufficient number of stock options in August 2007, under provisions of the Employment Contract between Mr. Paolino and the Company dated August 21, 2006; (iii) Mr. Paolino is claiming damages against the Company in excess of $6,000,000, allegedly caused by the Company defaming Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008  relating to Mr. Paolino’s termination; and (iv)  Mr. Paolino is also seeking punitive damages, attorney’s fees and costs in an unspecified amount. The Company has disputed the allegations made by Mr. Paolino and is defending itself in the Arbitration Proceeding. The Company has also filed a counterclaim in the Arbitration Proceeding demanding damages from Mr. Paolino of $1,000,000.  Testimony in the arbitration has been completed, the parties have prepared and filed briefs of their positions and a ruling is expected on or about May 31, 2010, based on the current scheduling order. It is not possible to predict the outcome of the Arbitration Proceeding. No accruals have been made with respect to Mr. Paolino’s claims.

 On March 30, 2009, Mr. Paolino filed a Complaint (“Indemnity Complaint”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify and advance to Mr. Paolino his costs of defending the Company’s $1,000,000 counterclaim filed in the Arbitration Proceeding (“Counterclaim”). In an Opinion issued December 8, 2009, the Court in the Indemnity Action ordered the Company to advance the costs Mr. Paolino incurred in defending the Counterclaim.  The Company paid Mr. Paolino $250,000 to settle the Company’s advancement obligation.  Mr. Paolino’s initial demand was in the amount of $688,758.  As part of the settlement, Mr. Paolino has agreed to repay any amount of the advancement that exceeds the amount Mr. Paolino is awarded as indemnification for expenses in the Indemnity Action.  The Court in the Indemnification Action has stayed proceedings on the indemnification portion of the Indemnity Action until after the Arbitration Proceeding.

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

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner that remediation of certain hazardous wastes were required.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Vermont Mill is obligated to pay under the Administrative Consent Order.  The Company and Vermont Mill are in discussions to determine what portion of the invoice each will pay.  The Company is estimating that it will pay approximately $190,000. A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2009. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid to date, leaving an accrual balance of $190,000 at December 31, 2009 for the estimated share of the Company's EPA costs.

The United States Attorney for the District of Vermont (“U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the Company allegedly not disposing of hazardous materials and waste at the Vermont location, as required by various environmental laws. In connection with the investigation,  a search of the Company’s Bennington, Vermont location and the building in which the facility is located occurred during  February 2008, and on May 2, 2008, the U.S. Attorney issued a grand jury subpoena to the Company.  The subpoena required the Company to provide the U.S. Attorney documents related to the storage, disposal and transportation of materials at the Bennington, Vermont location.  The Company has supplied the documents and fully cooperated with the U.S. Attorney’s investigation and will continue to do so.  During the fourth quarter of 2009, the U.S. Attorney interviewed a Company employee before a grand jury.  The Company believes that the U.S. Attorney is actively pursuing an investigation of possible criminal violations. The Company has made no provision for any future costs associated with the investigation.

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

18.    Asset Impairment Charges

Management periodically reviews the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

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

We conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30, 2009. We updated our forecasted cash flows of this reporting unit during the second quarter. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, due to continuing deterioration in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009 and December 31, 2009. We recorded an additional impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, we sold the Fort Lauderdale, Florida building, recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Discontinued Operations

During the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.  During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value.  During the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million and we closed a full service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. Additionally, as noted in Note 3. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. Lastly, during the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its  net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on  March 10, 2010. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

19.           Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a five-year lease with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. Rent expense under this lease was $135,000, $130,000 and $127,000 for the years ending December 31, 2009, 2008 and 2007, respectively. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

20.  Segment Reporting

The Company currently operates in two segments: the Security Segment and the Digital Media Marketing Segment.

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

Selected financial information for each reportable segment from continuing operations is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Security - external customers	$18,591	$20,788	$22,278
Digital media marketing - external customers	9,655	17,290	7,625
	$28,246	$38,078	$29,903
Segment Operating (loss) income:
Corporate (1)	$(5,460)	$(5,323)	$(6,186)
Security	(2,098)	(2,612)	(2,445)
Digital media marketing	6	275	(686)
	$(7,552)	$(7,660)	$(9,317)
Assets: (2)
Corporate and Car Washes	$12,223	$26,305	$37,962
Security	14,344	14,303	18,748
Digital media marketing	8,611	9,748	13,061
	$35,178	$50,356	$69,771
Capital expenditures:
Corporate	$77	$25	$36
Security	352	438	205
Digital media marketing	2	23	12
	$431	$486	$253
Depreciation and amortization:
Corporate	$17	$9	$30
Security	550	468	497
Digital media marketing	223	309	164
	$790	$786	$691

1)
Corporate functions include the corporate treasury, legal, public company financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized corporate administrative functions.

2)	Total reportable segment assets excludes Assets held for sale of $7,180,000, $4,680,000 and $5,665,000 at December 31, 2009, 2008 and 2007, respectively.

A reconciliation of operating income for reportable segments to total reported operating loss is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Total operating loss for reportable segments	$(7,552)	$(7,660)	$(9,317)

Goodwill and asset impairment charges	(1,462)	(3,249)	(447)
Total reported operating loss	$(9,014)	$(10,909)	$(9,764)

21.      Subsequent Events

On January 26, 2010, the Company entered into an agreement of sale for two car washes we own in Lubbock, Texas for a total sale price of $2.6 million. The net book value of these car wash sites is approximately $2.3 million. The transaction was conditioned upon the buyer being satisfied with environmental due diligence and a feasibility study of the assets being purchased for the buyer’s intended use. The agreement of sale was terminated by the buyer on March 10, 2010.

On January 27, 2010, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $625,000. The net book value of this car wash was approximately $800,000, and accordingly, a $200,000 impairment write-down of this property was recorded at December 31, 2009. The transaction is subject to customary closing conditions, including a ninety day environmental due diligence period. No assurance can be given that this transaction will be consummated.

22.      Florida Security Division

In April 2007, we determined that the former divisional controller of the Florida Security division embezzled funds from the Company.  We initially conducted an internal investigation and our Audit Committee subsequently engaged a consulting firm to conduct an independent forensic investigation. As a result of the investigation, we identified that the amount embezzled by the employee during fiscal 2006 was approximately $240,000, with an additional $99,000 in the first quarter of fiscal 2007.  The embezzlement occurred from a local petty cash checking account and from diversion of customer cash payments at the Florida Security division. Additionally, the investigation uncovered an unexplained inventory shortage in 2006 in the Florida Security division of approximately $350,000 which may be due to theft.  We filed a civil complaint against the former employee in June 2007 and intend to pursue all legal measures to recover our losses.  SG&A expenses include charges of $240,000 and $99,000 in fiscal year 2006 and 2007, respectively, representing embezzled funds at our Florida Security division.  As embezzled funds are recovered, such amounts will be recorded as recoveries in the periods they are received.  In January 2009, we recovered $42,000 of funds from an investment account of the former divisional controller where certain of the embezzled funds were deposited. The recovered funds were reported as a component of operating income in the first quarter of 2009.

23.      Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$7,224	$7,216	$7,053	$6,753	$28,246
Gross profit	$2,139	$2,147	$1,932	$2,087	$8,305
Loss from continuing operations	$(1,539)	$(3,363)	$(2,064)	$(2,163)	$(9,129)
Income (loss) from discontinued operations	$(59)	$31	$(294)	$(1,500)	$(1,822)
Net loss	$(1,598)	$(3,332)	$(2,358)	$(3,663)	$(10,951)
Diluted (loss) income per share:
Continuing operations	$(0.10)	$(0.21)	$(0.13)	$(0.13)	$(0.57)
Discontinued operations	$-	$0.01	$(0.02)	$(0.10)	$(0.11)
Net loss	$(0.10)	$(0.20)	$(0.15)	$(0.23)	$(0.68)
Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$10,732	$11,027	$8,664	$7,655	$38,078
Gross profit	$2,794	$3,204	$2,522	$1,692	$10,212
Loss from continuing operations	$(1,991)	$(2,775)	$(1,703)	$(6,497)	$(12,966)
Income (loss) from discontinued operations	$5,964	$(1,154)	$(358)	$(2,138)	$2,314
Net loss	$3,973	$(3,929)	$(2,061)	$(8,635)	$(10,652)
Diluted (loss) income per share:
Continuing operations	$(0.12)	$(0.17)	$(0.10)	$(0.40)	$(0.79)
Discontinued operations	$0.36	$(0.07)	$(0.02)	$(0.12)	$0.14
Net loss	$0.24	$(0.24)	$(0.12)	$(0.52)	$(0.65)

Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$5,434	$5,625	$8,499	$10,345	$29,903
Gross profit	$1,194	$1,179	$1,756	$2,333	$6,462
Loss from continuing operations	$(2,150)	$(1,703)	$(3,089)	$(1,729)	$(8,671)
Income (loss) from discontinued operations	$1,492	$439	$(140)	$295	$2,086
Net loss	$(658)	$(1,264)	$(3,229)	$(1,434)	$(6,585)
Diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.11)	$(0.19)	$(0.11)	$(0.55)
Discontinued operations	$0.10	$0.03	$(0.01)	$0.02	$0.13
Net loss	$(0.04)	$(0.08)	$(0.20)	$(0.09)	$(0.42)

All quarters have been restated to reflect our car wash segment as discontinued operations, consistent with our presentation at December 31, 2009.

In the fourth quarter of 2007, the Company recorded an adjustment to reclass an unrealized gain on short-term investments of $167,000 from Other Comprehensive Income to a realized gain on short-term investments in other income. The realized gains related to prior years.

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amended and Restated Bylaws of Mace Security International, Inc.

10.27
Amendment to Credit Agreement dated December 21, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Security Products, Inc. and Colonial Full Service Car Wash, Inc. are not being filed).

10.28	Line of Credit Note dated December 12, 2009 between the Company, its subsidiary, Mace Security Products, Inc. and JP Morgan Chase Bank N.A. in the amount of $500,000.

10.29	Letter Agreement of Employment dated March 23, 2010 between Mace Security International, Inc. and Gregory M. Krzemien (3)

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.