Form 10-Q
period 2010-03-31
MACE SECURITY INTERNATIONAL INC
filed 2010-05-12
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes ☐    No  ☒

As of May 10, 2010, there were 15,735,725 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended March 31, 2010

Table of Contents

		Page

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheets – March 31, 2010 (Unaudited) and
	December 31, 2009	1

	Consolidated Statements of Operations (Unaudited) for the three months
	ended March 31, 2010 and 2009	3

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the
	three months ended March 31, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months
	ended March 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4T -	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	32

Item 1A -	Risk Factors	32

Item 2 -	Unregistered Sales of Securities and Use of Proceeds	40

Item 6 -	Exhibits	41

Signatures		42

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(in thousands, except share information)

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,863	$8,289
Short-term investments	990	1,086
Accounts receivable, less allowance for doubtful accounts of $810 and $785 in 2010 and 2009, respectively	1,708	1,939
Inventories, net	4,683	5,232
Prepaid expenses and other current assets	1,990	2,078
Assets held for sale	6,319	7,180
Total current assets	22,553	25,804
Property and equipment:
Land	250	250
Buildings and leasehold improvements	2,215	2,213
Machinery and equipment	3,325	3,177
Furniture and fixtures	497	491
Total property and equipment	6,287	6,131
Accumulated depreciation and amortization	(2,927)	(2,856)
Total property and equipment, net	3,360	3,275

Goodwill	7,869	7,869
Other intangible assets, net of accumulated amortization of $2,012 and $1,881 in 2010 and 2009, respectively	3,649	3,780
Other assets	1,625	1,630
Total assets	$39,056	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2010	December 31, 2009
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$132	$109
Accounts payable	2,554	3,436
Income taxes payable	206	206
Deferred revenue	316	319
Accrued expenses and other current liabilities	7,641	3,028
Liabilities related to assets held for sale	2,009	2,123
Total current liabilities	12,858	9,221

Long-term debt, net of current portion	604	568
Capital lease obligations, net of current portion	108	120
Other liabilities	461	461

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000; issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 15,735,725 at March 31, 2010 and 15,913,775 at December 31, 2009, respectively	157	159
Additional paid-in capital	93,797	93,948
Accumulated other comprehensive income	1	-
Accumulated deficit	(68,913)	(62,098)
	25,042	32,009
Less treasury stock at cost, 18,332 shares at March 31, 2010 and 18,200 shares at December 31, 2009	(17)	(21)
Total stockholders’ equity	25,025	31,988
Total liabilities and stockholders’ equity	$39,056	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended March 31,
	2010	2009
Revenues:
Security	$4,267	$4,177
Digital media marketing	2,729	3,047
	6,996	7,224
Cost of revenues:
Security	3,016	2,943
Digital media marketing	2,269	2,142
	5,285	5,085

Selling, general and administrative expenses	3,515	3,472
Arbitration award	4,500	-
Depreciation and amortization	209	176

Operating loss	(6,513)	(1,509)

Interest (expense) income, net	(10)	13
Other income (expense)	4	(3)
Loss from continuing operations before income taxes	(6,519)	(1,499)

Income tax expense	25	40
Loss from continuing operations	(6,544)	(1,539)
Loss from discontinued operations, net of tax of $0 in 2010 and 2009	(271)	(59)
Net loss	$(6,815)	$(1,598)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.41)	$(0.10)
Loss from discontinued operations	(0.02)	-
Net loss	$(0.43)	$(0.10)

Weighted average shares outstanding:
Basic	15,913,775	16,285,377
Diluted	15,913,775	16,285,377

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2009	15,913,775	$159	$93,948	$-	$(62,098)	$(21)	$31,988
Stock-based compensation expense (see note 6)	-	-	30	-	-		30
Purchase and retirement of treasury stock, net	(178,050)	(2)	(181)	-	-	4	(179)
Unrealized gain on short-term investments	-	-	-	1	-		1
Net loss	-	-	-	-	(6,815)	-	(6,815)
Total comprehensive loss	-	-	-	-	-	-	(6,814)
Balance at March 31, 2010	15,735,725	$157	$93,797	$1	$(68,913)	$(17)	$25,025

The accompanying notes are an integral
part of this consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited) (in thousands)
	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(6,815)	$(1,598)
Loss from discontinued operations, net of tax	(271)	(59)
Loss from continuing operations	(6,544)	(1,539)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	209	176
Stock-based compensation (see Note 6)	30	50
Provision for losses on receivables	76	49
Loss on short-term investments	2	7
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	141	(147)
Inventories	552	1,040
Prepaid expenses and other assets	75	(46)
Accounts payable	(458)	65
Deferred revenue	3	129
Accrued expenses	4,447	134
Income taxes payable	-	(29)
Net cash used in operating activities-continuing operations	(1,467)	(111)
Net cash used in operating activities-discontinued operations	(379)	(287)
Net cash used in operating activities	(1,846)	(398)
Investing activities
Purchase of property and equipment	(85)	(17)
Proceeds from sale of property and equipment	-	71
Sale of short-term investments	96	-
Payments for intangibles	-	(9)
Net cash (used in) provided by investing activities-continuing operations	11	45
Net cash provided by (used in) investing activities-discontinued operations	733	(23)
Net cash provided by investing activities	744	22
Financing activities
Payments on long-term debt	(31)	(16)
Purchase and retirement of treasury stock, net	(178)	(45)
Net cash used in financing activities-continuing operations	(209)	(61)
Net cash used in financing activities-discontinued operations	(115)	(271)
Net cash used in financing activities	(324)	(332)
Net decrease in cash and cash equivalents	(1,426)	(708)
Cash and cash equivalents at beginning of period	8,289	8,314
Cash and cash equivalents at end of period	$6,863	$7,606
The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Security Segment, selling consumer safety and personal defense products, and electronic surveillance products as well as providing security monitoring services and the Digital Media Marketing Segment, selling consumer products on the internet and providing online marketing services. The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 and the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures.  We formerly had a Car Wash Segment in which we provided complete car care services (including wash, detailing, lube, and minor repairs). The Company’s remaining car wash operations as of December 31, 2009 are located in Texas. The results for all of our car wash operations and the Company’s truck washes are classified as assets held for sale in the balance sheet and as discontinued operations in the statement of operations and the statement of cash flows. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 5. Discontinued Operations and Assets Held for Sale.

2.	New Accounting Standards

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or the three month period ended March 31, 2010.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Non-compete agreements	$515	$247	$515	$231
Customer and Product lists	2,572	1,229	2,572	1,156
Software	883	392	883	356
Patent Costs and Trademarks	106	21	106	16
Deferred financing costs	123	123	123	122
Total amortized intangible assets	4,199	2,012	4,199	1,881
Non-Amortized intangible assets:
Trademarks - Security Segment	984	-	984	-
Trademarks - Digital Media Marketing Segment	478	-	478	-
Total Non-Amortized intangible assets	1,462	-	1,462	-
Total other intangible assets	$5,661	$2,012	$5,661	$1,881

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2010	$528
2011	$441
2012	$339
2013	$270
2014	$119

Amortization expense of other intangible assets, net of discontinued operations, was approximately $133,000 and $104,000 for the three months ended March 31, 2010 and 2009, respectively. The weighted average useful life of amortizing intangible assets was 4.8 years at March 31, 2010.

4.	Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all of the outstanding common stock of CSSS from CSSS’s shareholders. Total consideration was approximately $3.7 million consisting of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $766,000 which is recorded in accrued expenses and other current liabilities and $461,000 of which is recorded as other non-current liabilities at March 31, 2010, and the assumption of approximately $590,000 of liabilities. CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000. Customer relationships, tradename and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively. The acquisition was accounted for as a business combination in accordance with the new business combination pronouncement as disclosed in Note 2.

Divestitures

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes for $1.0 million, resulting in a loss of approximately $7,000. The sale price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs.

On January 15, 2009, the Company, through its subsidiary, Mace Car Wash-Arizona, Inc., entered into an agreement of sale for two of the three car washes owned in Austin, Texas for a sale price of $6.0 million. Additionally, on April 6, 2009, the Company entered into an agreement of sale for the third of the three car washes it owned in Austin, Texas for a sale price of $3.2 million. The two sale agreements were amended several times and were ultimately assigned to Seamless GCW, Ltd. (“Purchaser”). Under the terms of the assigned Agreements, the Purchaser paid an amended purchase price of $8.0 million for the inventory, property and equipment, and certain intangible assets of all three Austin, Texas car washes. Costs at closing were approximately $328,000, consisting of $240,000 of broker commissions, approximately $17,000 of non-reimbursed environmental costs, and approximately $71,000 of other closing costs. Cash proceeds received were $5,585,000, consisting of $5,145,000 of cash received at closing on November 30, 2009 and $440,000 received through previously released escrow deposits. Approximately $2,149,000 of the $8.0 million sale proceeds was used to pay-off existing bank debt in addition to payment of certain closing costs. The sale resulted in a net gain of approximately $1,000.

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

On November 18, 2009, the Company entered into an agreement of sale for one of its Lubbock, Texas car washes for cash consideration of $750,000. The Company completed the sale of this car wash on March 10, 2010 with cash proceeds of $733,000 received, net of closing costs. The sale resulted in a net loss of approximately $1,000.

On January 27, 2010, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $625,000. The net book value of this car wash was approximately $800,000, and accordingly, a $200,000 impairment write-down of this property was recorded at December 31, 2009. The transaction is subject to the buyer being satisfied with environmental due diligence. No assurance can be given that this transaction will be consummated.

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

As of March 31, 2010, the assets of our former Car Wash Segment consisted of seven car washes, two of which are currently under contract for sale under Agreements of Sale. The results for all car wash operations have been classified as discontinued operations in the statement of operations and the statement of cash flows. This classification is based on the remaining car washes being currently marketed and ready for sale and the Company’s Board of Directors’ commitment to a plan to dispose of the remaining car washes in 2010. The statements of operations and the statements of cash flows for the prior years have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $1.5 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively. Operating loss from discontinued operations, including asset impairment charges, was ($276,000), and ($43,000) for the three months ended March 31, 2010 and 2009, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of March 31, 2010
	Dallas and Fort Worth Texas	Lubbock, Texas	Total
Assets held for sale:

Inventory	$256	$128	$384
Property, plant and equipment, net	3,797	2,133	5,930
Intangible assets	5	-	5
Total assets	$4,058	$2,261	$6,319

Liabilities related to assets held for sale:

Current portion of long-term debt	$294	$168	$462
Long-term debt, net of current portion	894	653	1,547
Total liabilities	$1,188	$821	$2,009

	As of December 31, 2009
	Dallas and Fort Worth, Texas	Lubbock, Texas	Total
Assets held for sale:

Inventory	$245	$136	$381
Property, plant and equipment, net	3,796	2,997	6,793
Intangible assets	6	-	6
Total assets	$4,047	$3,133	$7,180

Liabilities related to assets held for sale:

Current portion of long-term debt	$293	$166	$459
Long-term debt, net of current portion	967	697	1,664
Total liabilities	$1,260	$863	$2,123

6.	Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $29,700 and $51,000 for the three months ended March 31, 2010 and 2009, all in SG&A expense. Additionally, as a result of the arbitration award to Mr. Paolino (See Note 7. Commitments and Contingencies), the Company evaluated the restored stock options that were previously cancelled and found the value of these restored options to be insignificant. Accordingly, no additional expense was recorded.

The fair values of the Company’s options were estimated at the dates of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected term (years)	10	10
Risk-free interest rate	3.63%	2.75%
Volatility	47.4%	32.6%
Dividend yield	0%	0%
Forfeiture Rate	30%	30%

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

During the three months ended March 31, 2010 and 2009, the Company granted 0 and 18,000 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.72 per share for the three months ended March 31, 2009. As of March 31, 2010, total unrecognized stock-based compensation expense is $131,000, which has a weighted average period to be recognized of approximately 0.9 years.

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

7.   Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2010 are as follows: 2011 - $988,000; 2012 - $893,000; 2013 - $743,000; 2014 - $361,000; 2015 - $291,000 and thereafter - $291,000. Rental expense under these leases, including leases reported in discontinued operations, was $289,000 and $232,000, for the three months ended March 31, 2010 and 2009, respectively.

The Company subleased a portion of the building space at its previous California leased office space related to its Digital Media Marketing Segment under a cancelable lease.  During the three months ending March 31, 2010 and 2009, revenues under this lease were approximately $0 and $32,000, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste.  The Company believes that it complies, in all material respects, with all applicable laws relating to its business. See also the discussion on page 12 concerning the environmental remediation which occurred at the Bennington, Vermont location in 2008.

Certain of the Company’s executive officers have entered into employee stock option agreements pursuant to which options issued to them shall immediately vest upon a change in control of the Company.

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino (“Arbitration Demand”). The primary claims made by Mr. Paolino in the Arbitration Demand were: (i)  a severance payment of $3,918,120; (ii)  a payment of  $322,606 because the Company did not issue Mr. Paolino a sufficient number of stock options in August 2007; (iii)  damages  in excess of $6,000,000, allegedly caused by the Company defaming Mr. Paolino’s professional reputation and character in the Current Report on Form 8-K dated May 20, 2008 filed by the Company and in the press release the Company issued on May 21, 2008  relating to Mr. Paolino’s termination; and (iv)  an unspecified amount  of punitive damages, attorney’s fees and costs. The Company  disputed the allegations made by Mr. Paolino and  also filed a counterclaim. On May 4, 2010 the arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 in connection with Mr. Paolino’s claims against the Company, plus an as yet undetermined amount for attorney fees. The Company accrued the severance amount at March 31, 2010 and an additional $350,000 for attorneys’ fees. The arbitration panel found that Mr. Paolino did not engage in willful misconduct, and was therefore entitled to a severance payment under his Employment Agreement with the Company.  The award consists of $3,851,000, as the severance payment, plus interest and a payment of $1,000 for Mr. Paolino’s defamation claim.  The panel dismissed Mr. Paolino’s claim for additional stock options having the value of $322,606, but directed the Company to rescind the cancellation of 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino’s termination.  Mr. Paolino was given until July 10, 2010 to exercise the restored stock options. The Company has determined that the value of the restored options is insignificant. The panel also denied the Company’s counterclaim, held that there was no basis for imposition of punitive damages and denied the claim Mr. Paolino filed with the United States Department of Labor claiming that his termination as Chief Executive Officer was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002.  The Company is reviewing the Arbitration Award and is considering how it should proceed.

On March 30, 2009, Mr. Paolino filed a Complaint (“Indemnity Action”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify and advance to Mr. Paolino his costs of defending the Company’s $1,000,000 counterclaim (“counterclaim”) filed in the arbitration described in the prior paragraph (“Arbitration Proceeding”). In an Opinion issued December 8, 2009, the Court in the Indemnity Action ordered the Company to advance the costs Mr. Paolino incurred in defending the Counterclaim.  The Company paid Mr. Paolino $250,000 to settle the Company’s advancement obligation.  Mr. Paolino’s initial demand was in the amount of $688,758.  As part of the settlement, Mr. Paolino has agreed to repay any amount of the advancement that exceeds the amount Mr. Paolino is awarded as indemnification for expenses in the Indemnity Action.  The Court in the Indemnification Action has stayed proceedings on the indemnification portion of the Indemnity Action until after the Arbitration Proceeding.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”). Mr. Paolino has alleged that he was terminated in retaliation for demanding that certain risk factors be set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed by the Company on May 15, 2008. Even though the risk factors demanded by Mr. Paolino were set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Mr. Paolino in the DOL Complaint asserts that the demand was a “protected activity” under 18 U.S.C. Sec. 1514A, which protects Mr. Paolino against a “retaliatory termination.”  In the DOL Complaint, Mr. Paolino demands the same damages he requested in the Arbitration Demand and additionally requests reinstatement as Chief Executive Officer with back pay from the date of termination.  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (the “Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  Mr. Paolino has filed objections to the Findings and the Administrative Law Judge assigned to adjudicate the DOL Complaint set a date for a “de novo” hearing on Mr. Paolino’s claims. The Administrative Law Judge subsequently stayed the hearing pending the conclusion of the Arbitration Proceeding. The arbitration panel in its May 4, 2010 award denied the claims made by Mr. Paolino in the DOL Complaint. The Administrative Law Judge, under an order previously issued by the Judge, will be reviewing the findings of the arbitration panel relating to the DOL Complaint. The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Although the Company is confident that it will prevail, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes were required. Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division. The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont is obligated to pay under the Administrative Consent Order. On April 8, 2010, the Company and Benmont settled with the EPA on the EPA oversight cost reimbursement and on April 13, 2010 the Company paid a negotiated amount of $216,086 to the EPA. The Company and Benmont are in discussions to determine what amount Benmont will reimburse the Company. A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through March 31, 2010. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid through March 31, 2010, leaving an accrual balance of $190,000 at March 31, 2010 for the estimated share of the Company's EPA costs, after contribution from Benmont.

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

Selected financial information for each reportable segment from continuing operations is as follows (in thousands):

	Security	Digital Media Marketing	Corporate and Car Washes(1)	Total
Three months ended March 31, 2010
Revenues from external customers	$4,267	$2,729	$-	$6,996
Segment operating loss	$(607)	$(268)	$(5,638)	$(6,513)
Segment assets (2)	$13,773	$8,277	$10,687	$32,737
Goodwill	$1,982	$5,887	$-	$7,869
Capital expenditures	$80	-	$5	$85

Three months ended March 31, 2009
Revenues from external customers	$4,177	$3,047	$-	$7,224
Segment operating (loss) income	$(388)	$141	$(1,262)	$(1,509)
Segment assets (2)	$13,723	$9,506	$18,133	$41,362
Goodwill	$-	$6,887	$-	$6,887
Capital expenditures	$12	$-	$5	$17

(1)  Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax, corporate insurance, human resources, investor relations, and other typical centralized administrative functions.
(2)   Segment assets exclude assets held for sale of $6.3 million and $11.7 million at March 31, 2010 and 2009, respectively.

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

10.  Income Taxes

The Company recorded income tax expense of $25,000 and $40,000 from continuing operations in the three months ended March 31, 2010 and 2009, respectively. Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (0.4)% in 2010 and (2.6)% in 2009. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three month periods ended March 31, 2010 and 2009.

The Company follows the appropriate accounting guidance which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At March 31, 2010, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three months ended March 31, 2010 and 2009 is insignificant and when incurred is reported as interest expense.

11.  Asset Impairment Charges

Management periodically reviews the carrying value of long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

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

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, the Company sold the Fort Lauderdale, Florida building, recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Discontinued Operations

As noted in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. Lastly, in April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

12.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company. The lease expires on November 14, 2010. Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. Rent expense under this lease was $32,330 and $35,930 for the three months ending March 31, 2010 and 2009, respectively. Mace has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

13.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2010, the Company had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $2.9 million, including $2.0 million of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from March 31, 2010.

We have two letters of credit outstanding at March 31, 2010 totaling $307,566 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases.  There were no borrowings outstanding under the revolving credit facility at March 31, 2010.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to Chase, in the amount of $1.9 million, $590,000 of which was classified as non-current debt at March 31, 2010.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of March 31, 2010, our warehouse and office facility in Farmers Branch, Texas and five car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirement was reduced to $1.5 million from $3 million on December 21, 2009 as part of the Amendments to the Chase loan agreements noted above.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $1.9 million at March 31, 2010, including debt recorded as long-term debt at March 31, 2010, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Accrued compensation	$400	$302
Accrued acquisition consideration	766	766
Arbitration award	4,500	-
Other	1,975	1,960
	$7,641	$3,028

15. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):
	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(6,815)	$(1,598)
Denominator:
Denominator for basic earnings per share- weighted-average shares	15,913,775	16,285,377
Dilutive effect of options and warrants	-	-
Denominator for diluted earnings per share- weighted-average shares	15,913,775	16,285,377
Basic and diluted (loss) income per share	$(0.43)	$(0.10)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 88,355 and 527 for the three months ended March 31, 2010 and 2009.

16.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through March 31, 2010, the Company purchased 747,860 shares on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at March 31, 2010.

17.  Subsequent Events

In preparing the accompanying condensed financial statements, the Company has reviewed events that have occurred after March 31, 2010 through the issuance of the financial statements. The Company noted no reportable subsequent events other than the subsequent events noted below.

On April 8, 2010, the Company entered into an agreement of sale for a car wash the Company owns in Lubbock, Texas for a total sale price of $650,000. The net book value of this car wash site was approximately $428,000. The transaction is conditioned upon the buyer being satisfied with environmental and financial due diligence. No assurance can be given that this transaction will be consummated.

On May 4, 2010, an arbitration panel of the American Arbitration Association awarded Louis D. Paolino, the former Chief Executive Officer of the Company, the sum of $4,148,912 in connection with Mr. Paolino’s claims against the Company. The award consists of $3,851,000, as the severance payment due under Mr. Paolino’s Employment Agreement, plus interest and a payment of $1,000 for Mr. Paolino’s defamation claim. This matter is disclosed in more detail in Note 7. Commitments and Contingencies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the ”Exchange Act”) (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1. Risks Related to Our Business of this Quarterly Report on Form 10-Q Report. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include intrusion fencing, access control, security cameras and security digital recorders. The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for 300 security dealer clients with over 30,000 end-user accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian, European and Israeli manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the three months ended March 31, 2010 for the Security Segment were comprised of approximately 23% from our professional electronic surveillance operation, 30% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation, 29% from our personal defense and law enforcement aerosol operation in Vermont, and 18% from our wholesale security monitoring operation in California.

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

Linkstar, our e-commerce division, is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominantly through online advertising on third party promotional websites. Linkstar also markets products on promotional websites operated by Promopath, our online marketing division. Our products include: Vioderm, an anti-wrinkle skin care product (www.vioderm.com); Purity by Mineral Science, a mineral cosmetic (www.mineralscience.com); TrimDay™, a weight-loss supplement (www.trimday.com); Eternal Minerals, a Dead Sea spa product line  (www.eternalminerals.com); ExtremeBriteWhite, a teeth whitening product (www.extremebritewhite.com); Knockout, an acne product (www.knockoutmyacne.com); Biocol, a natural colon cleanser (www.biocolcleanser.com); Goji Berry Now, a concentrated antioxidant dietary supplement (www.gojiberrynow.com); and PetVitamins, a pet care product line of patented FDA-approved supplements to improve heart and joint health in dogs and cats (www.petvitamins.com). We continuously develop and test product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most efficient marketing programs.

Promopath, our online affiliate marketing company, secured customer acquisitions or leads for advertising clients principally by using promotional internet sites that offer free gifts. Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. Promopath’s advertising clients were typically established direct-response advertisers with well recognized brands and broad consumer appeal, such as NetFlix®, Discover® credit cards and Bertelsmann Group. Promopath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace. Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company discontinued marketing Promopath’s online marketing services to third party customers. Between June of 2008 and December 31, 2009, Promopath’s primary mission was focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar. During the third quarter of 2009, management made a decision to reactivate the operations of the Promopath online marketing services as described above to both third party customers as well as to generate customer acquisitions for Linkstar, the Company’s e-commerce division. The reactivation is being conducted on a controlled basis by having a more limited budget for the purchasing of lists of internet addresses. The Company resumed generating minimal online marketing revenue through Promopath in the first quarter of 2010.

Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2010 were approximately $2.73 million; consisting of $2.7 million, or 99.4%, from our e-commerce division and $17,000, or 0.6%, from our online marketing division.

Cost of Revenues

Security

Cost of revenues within the Security Segment consists primarily of costs to purchase or manufacture the security products, including direct labor and related taxes and fringe benefits, and raw material costs, and telecommunication costs related to our wholesale monitoring operation. Product warranty costs related to the Security Segment are mitigated in that a portion of customer product warranty claims are covered by the supplier through repair or replacement of the product associated with the warranty claim.

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

Discontinued Operations

At March 31, 2010, we owned or leased seven full service and self-service car wash locations in Texas which are reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements). Accordingly, such car wash locations have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle United Truck Wash LLC (“Eagle”) completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company secured by mortgages on the truck washes and a security interest in a monthly lease payment of $8,333 related to one of the truck washes Eagle leases to another truck wash company. The $920,000 note, which has a balance of $881,490 at March 31, 2010, has a five-year term, with principal and interest paid on a 15-year amortization schedule. While Eagle is currently making the required monthly payments, they remain past due on six monthly payments. The Company believes the collateral is sufficient to protect against any loss on this note and is in discussions with Eagle regarding bringing payments current. If Eagle does not bring the payments current, the Company will exercise its collateral rights.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Three Months Ended March 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	75.6	70.4
Selling, general and administrative expenses	50.3	48.1
Arbitration award	64.3	-
Depreciation and amortization	3.0	2.4
Operating loss	(93.2)	(20.9)
Interest (expense) income, net	(0.1)	0.2
Other income (expense)	0.1	-
Loss from continuing operations before income taxes	(93.2)	(20.7)
Income tax expense	0.4	0.6
Loss from continuing operations	(93.6)	(21.3)
Loss from discontinued operations, net of tax	(3.9)	(0.8)
Net loss	(97.5)%	(22.1)%

Revenues

Security

Revenues were approximately $4.3 and $4.2 million for the three months ended March 31, 2010 and 2009, respectively. Of the $4.3 million of revenues for the three months ended March 31, 2010, $1.0 million, or 23%, was generated from our professional electronic surveillance operations, $1.3 million, or 30%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $1.2 million, or 29%, from our personal defense and law enforcement aerosol operations in Vermont, and $787,000, or 18%, from our wholesale security monitoring operation in California acquired on April 30, 2009. Of the $4.2 million of revenues for the three months ended March 31, 2009, $1.2 million, or 29%, was generated from our professional electronic surveillance operation, $1.7 million, or 39%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, and $1.3 million, or 32%, from our personal defense and law enforcement aerosol operation in Vermont.

Overall revenues within the Security Segment increased in 2010, largely as a result of revenues of our wholesale security monitoring operation acquired in April 2009. Revenues decreased in our consumer direct electronic surveillance division, our professional electronic surveillance operation and our Vermont personal defense operation. Our Vermont personal defense operations sales in 2010 decreased approximately $91,000, or 7%, from 2009, with a decrease noted in the sale of aerosol products, partially offset by an increase in sales of wireless house security systems and TG Guard sales. The decrease in sales of our consumer direct and our professional electronic surveillance operations were due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy. Additionally, the Company’s machine vision camera and video conferencing equipment operations experienced an approximate $81,000, or 10%, increase in sales in 2010 over 2009 largely as a result of sales of new video conferencing products.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2010 were approximately $2.73 million, consisting of $2.7 million from our e-commerce division and $17,000 from our online marketing division. Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2009 were approximately $3.0 million, consisting of $3.0 million from our e-commerce division and $6,600 from our online marketing division. The reduction in revenues within our e-commerce division of approximately $329,000 is related to a reduction in sales in our Purity by Mineral Science cosmetic product line and our ExtremeBriteWhite teeth whitening product, partially offset by sales from the introduction of new products during 2009, including Eternal Minerals Dead Sea spa products, Knockout acne product, Biocol colon cleanser, Goji Berry Now antioxidant dietary supplement product and our PetVitamins pet care products.

Cost of Revenues

Security

Costs of revenues were $3.0 million, or 71% of revenues, and $2.9 million or 71% of revenues for both the three months ended March 31, 2010 and 2009.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $2.3 million, or 83% of revenues, for the three months ended March 31, 2010 and approximately $2.1 million, or 70% of revenues, for the three months ended March 31, 2009. The increase in cost of revenues as a percent of revenues in the current period is a result of a significant increase in new member acquisitions in the first quarter of 2010 within our e-commerce division with CPA marketing expense recognized at the time a new member is acquired.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2010 and 2009 were $3.5 million. SG&A costs as a percent of revenues increased to 50% in the first quarter of 2010 as compared to 48% for the same period in 2009 largely as a result of the acquisition of CSSS on April 30, 2009 which incurred $225,000 of SG&A costs in the first quarter of 2010 as compared to no costs in the same period in 2009. These additional SG&A costs were partially offset by implementation of corporate wide cost savings measures in 2009 and into 2010, including a reduction in employees throughout the entire Company. The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $73,000, or 7%, partially as a result of our consolidation efforts to reduce SG&A costs as noted above and partially as a result of our reduced sales levels. SG&A expenses of our Digital Media Marketing Segment also decreased from $708,000 in the first quarter of 2009 to $672,000 in the first quarter of 2010.  In addition to these cost savings measures, we noted a reduction in stock option non-cash compensation expense from continuing operations from approximately $50,000 in the three months ended March 31, 2009 to $30,000 in the same period of 2010. SG&A costs also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $80,000 and $76,000 in the three months ended March 31, 2010 and 2009, respectively, and $63,000 of severance cost related to employee reductions in 2010.

Depreciation and Amortization

Depreciation and amortization totaled $209,000 and $176,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in depreciation and amortization expense, in 2010 and as compared to 2009, was primarily related to amortization expense on CSSS acquired intangible assets.

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

As noted above, we conducted our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30.  Additionally, based upon our procedures, we determined impairment indicators existed at December 31, 2008 relative to our Digital Media Marketing Segment and, accordingly, we performed an updated assessment of goodwill for impairment. Our Digital Media Marketing Segment reporting unit fair value as determined exceeded its net book value as of December 31, 2008.  We updated our forecasted cash flows of this reporting unit during the second quarter ended June 30, 2009. This update considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions. Based on the results of our assessment of goodwill impairment, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million. Additionally, during our December 31, 2009 review of intangible assets, we determined impairment indicators existed relative to our Digital Media Marketing Segment and, accordingly, we performed an updated assessment of goodwill within this reporting unit for impairment. The budgets and long-term business plans of this reporting unit include the resumption of generating online marketing revenues through our online marketing division, Promopath, in 2010 and an increase in projected e-commerce revenues and growth rates as a result of introduction of new products and a reduction in credit card decline rates that negatively impacted revenues in 2009. Based upon the Company’s December 31, 2009 assessment, a hypothetical 15% reduction in the estimated fair value of the Digital Media Marketing reporting unit would not result in an impairment charge. In order to evaluate the sensitivity of the estimated fair value calculations of the reporting unit, the Company hypothetically reduced the 2010 projected revenues by 13% and limited future annual growth rates to 5%. These hypothetical assumptions would have no impact on the goodwill impairment analysis for the reporting unit.

As previously noted, in June 2008 management made a decision to discontinue marketing efforts by its subsidiary, Promopath, the on-line marketing division of Linkstar, to third-party customers on a non-exclusive CPA basis, both brokered and through promotional sites. Management’s decision was the result of business environment changes in which the ability to maintain non-exclusive third-party relationships at an adequate profit margin became increasingly difficult. Promopath continued to market and acquire customers for the Company’s e-commerce operation, Linkstar. As a result of this decision, the value assigned to customer relationships at the time of the acquisition of Promopath was determined to be impaired as of June 30, 2008 in that future undiscounted cash flows relating to this asset were insufficient to recover its carrying value. Accordingly, in the second quarter of 2008, we recorded an impairment charge of approximately $1.4 million, representing the net book value of the Promopath customer relationship intangible asset at June 30, 2008.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility. Certain of our administrative and sales staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building, which we listed for sale with a real estate broker. We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property. On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, we sold the Fort Lauderdale, Florida building, recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2010 was $10,000 compared to interest income, net of interest expense of $13,000 for the three months ended March 31, 2009. The decrease in net interest income is due to an increase in interest expense of approximately $8,000 and a reduction in interest income of approximately $15,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2010.

Other Income (Expense)

Other income (expense) was $4,000 and $(3,000) for the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

We recorded income tax expense of $25,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0.4)% and (2.6)% for the three months ended March 31, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Revenues within the car wash operations for the three months ended March 31, 2010 were $1.5 million as compared to $3.0 million for the same period in 2009, a decrease of $1.6 million or 51%. This decrease was primarily attributable to a decrease in wash and detail services principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 74,000 cars, or 59% in 2010 as compared to 2009, 11%, excluding the impact of a car wash volume reduction of approximately 68,000 cars from the closure and divestiture of five car wash locations in Texas since January 2009. Additionally, the Company experienced a slight increase in average car wash and detailing revenue per car, from $17.16 in 2009 to $17.21 in 2010.

Cost of revenues within the car wash operations were $1.4 million, or 93% of revenues and $2.6 million or 84% of revenues, for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of the reduction in car wash volumes and an increase in cost of labor as a percentage of car wash and detailing revenues.

During the quarter ended December 31, 2007, we wrote down assets related to a full service car wash in San Antonio, Texas by approximately $180,000.  During the quarter ended June 30, 2008, we wrote down assets related to two full service car washes in Arlington, Texas by approximately $1.2 million. We also closed the two remaining car wash locations in San Antonio, Texas in the quarter ended September 30, 2008. In connection with the closing of these two facilities, we wrote down the assets of these sites by approximately $310,000 to our estimate of net realizable value based on our plan to sell the two facilities for real estate value.  During the quarter ended December 31, 2008, we wrote down the assets of two of our Arlington, Texas area car wash sites by approximately $1.0 million and we closed a full service car wash location in Lubbock, Texas and wrote down the assets of this site by approximately $670,000 to an updated appraisal value based on our plan to sell this facility for real estate value. We also wrote down an additional Lubbock, Texas location by approximately $250,000. Additionally, as noted in Note 3. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. Lastly, during the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010.  Lastly, in April 2010, we reduced the selling price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Liquidity

Cash, cash equivalents and short-term investments were $7.9 million at March 31, 2010. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 10.2% at March 31, 2010 and 8.4% at December 31, 2009.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008. Under the Limited Partnership Agreement with the hedge fund, the redemption request was timely for a return of the investment account balance as of September 30, 2008, payable ten business days after the end of the September 30, 2008 quarter. The hedge fund acknowledged that the redemption amount owed was $3,207,000; however, on October 15, 2008, the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1.0 million on November 3, 2008 and $2,207,000 on January 15, 2009. The Company received the first installment of $1.0 million on November 5, 2008.  The Company has not received the second installment. The Victory Fund, Ltd and Arthur Nadel operated a “Ponzi” scheme by massively overstating the value of investments in the fund and issuing false and misleading account statements to investors. Mr. Nadel also transferred large sums of investor funds to secret accounts which only he controlled. Mr. Nadel has been criminally convicted and a  receiver was appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,207,000 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2.0 million.

Our business requires a substantial amount of capital, most notably to pursue our expansion strategies, including our current expansion in the Security Segment. We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock if the market price of the Company’s stock is at a desirable level.

As of March 31, 2010, we had working capital of approximately $9.7 million. Working capital was approximately $16.6 million at December 31, 2009, respectively. Our positive working capital decreased by approximately $6.9 million from December 31, 2009 to March 31, 2010, principally due to an accrual of $4.5 million for the Paolino arbitration award and from the sale of a Lubbock, Texas car wash in the first quarter of 2010 and the impact on working capital of our first quarter operating loss.

As more fully described in Note 7. Commitments and Contingencies, on May 4, 2010, an arbitration panel of the American Arbitration Association awarded Louis D. Paolino, the former Chief Executive Officer of the Company, the sum of $4,148,912 in connection with claims made by Mr. Paolino’s against the Company. The award consists of $3,851,000, as the severance payment due under Mr. Paolino’s Employment Agreement, plus interest and a payment of $1,000 for Mr. Paolino’s defamation claim. As of March 31, 2010, the Company has accrued a total of $4.5 million related to the award including an amount for possible reimbursement of attorneys’ fees to Mr. Paolino. Ultimate payment of this award will have an adverse impact on the Company’s liquidity. Provided we can increase sales and reduce the current levels of negative cash flow from operations as per the Company’s business plan, we believe our cash and short-term investments balance of $7.9 million at March 31, 2010, the revolving credit facility, and cash generated from the sale of our remaining car wash operations will be sufficient to meet capital expenditure and operating needs through at least the next twelve months while continuing to satisfy our debt covenant requirement with Chase.

Our debt covenant requires us to maintain a total unencumbered cash and marketable securities balance of $1.5 million. We continue to be challenged with generating positive cash flow from operations, and while we continue to make necessary cost reductions, our operations currently remain dependant on car wash sales for liquidity. As of March 31, 2010, we have seven remaining car washes which we estimate will generate proceeds, net of related mortgages, in the range of approximately $3.8 million to $4.2 million. To the extent we do not reduce the current negative cash flow from operations or generate cash from car wash sales, we may not have sufficient cash to operate. To the extent we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we will need to substantially reduce the scale of operations and curtail our business plans.

During the three months ended March 31, 2010 and 2009, we made capital expenditures of $1,000 and $23,000, respectively, within our Car Wash operations which are reported as discontinued operations. We believe our current cash and short-term investment balance at March 31, 2010 of $7.9 million, and cash generated from the sale of our Car Wash operations will be sufficient to meet our Security, Digital Media Marketing and Car Wash operations’ capital expenditure and operating funding needs through at least the next twelve months, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $1.5 million. In 2010, we estimate that our Car Wash operations will require limited capital expenditures of $10,000 to $25,000 depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car Wash operations are necessary to maintain the efficiency and competitiveness of our sites.  If the cash provided from operating activities does not improve in 2010 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $80,000, and $12,000 for the three months ending March 31, 2010 and 2009, respectively. We estimate capital expenditures for the Security Segment at approximately $50,000 to $100,000 for the remainder of 2010, principally related to technology and facility improvements for warehouse production equipment.

We expect to invest resources in additional products within our e-commerce division. Our online marketing division will also require the infusion of additional capital as we grow our new members because our e-commerce customers are charged after a 14 to 21 day trial period, while we typically pay our website publishers for new member acquisitions in approximately 15 days. Additionally, as we introduce new e-commerce products, upfront capital spending is required to purchase inventory as well as pay for upfront media costs to enroll new e-commerce members.

As we previously announced, we have retained Northside Advisors LLC, a boutique investment banking firm, to explore the sale of the Company’s Digital Media Marketing Segment. An ultimate decision to sell this segment is dependent upon the level of interest and offers we receive. If we ultimately sell the Digital Media Marketing Segment, proceeds from such sale will be used to fund and grow our Security Segment operations.

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance and access control products in 2010 and in years subsequent to 2010. We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At March 31, 2010, we maintained an unused and fully available $500,000 revolving credit facility with Chase to provide financing for additional video surveillance and access control product inventory purchases. The amount of capital that we will spend in 2010 and in years subsequent to 2010 on all of our businesses is largely dependent on the profitability of our businesses.

During the six months ended December 31, 2008, throughout 2009 and into 2010, we implemented Company wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008. As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility. Our professional security sales and administrative team remained in Florida with the security catalog sales team being relocated from Texas to Florida during the third quarter of 2009. Our goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations such as warehousing, customer service, and administrative services, and to streamline our organization structure and management team for improved long-term growth. We estimate that our reorganization within our Security Segment, our Company-wide employee reductions, and other cost saving measures will result in excess of $3.0 million in annualized savings. During the quarter ending March 31, 2010, we incurred approximately $63,000 in severance costs from employee reductions.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes were required. Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division. The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont is obligated to pay under the Administrative Consent Order. On April 8, 2010, the Company and Benmont settled with the EPA on the EPA oversight cost reimbursement and on April 13, 2010 the Company paid a negotiated amount of $216,086 to the EPA. The Company and Benmont are in discussions to determine what amount Benmont will reimburse the Company. A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through March 31, 2010. This amount represents management’s best estimate of probable loss. Approximately $596,000 has been paid through March 31, 2010, leaving an accrual balance of $190,000 at March 31, 2010 for the estimated share of the Company's EPA costs, after contribution from Benmont.

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

In December 2004, the Company announced that it was exploring the sale of its car washes. From December 2005 through March 31, 2010, we sold 42 car washes and five truck washes with total cash proceeds generated of approximately $41.7 million, net of pay-off of related mortgage debt.  While, we believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment, the current economy has caused the Company to reduce selling prices and has caused the timing of sales to be uncertain. If the cash provided from operating activities does not improve in 2010 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

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

Debt Capitalization and Other Financing Arrangements

At March 31, 2010, we had borrowings, including capital lease obligations, of approximately $2.9 million. We had two letters of credit outstanding at March 31, 2010, totaling $307,566 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases. There were no borrowings outstanding under the revolving credit facility at March 31, 2010.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Chase term loan agreements limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3 million from $5 million on May 8, 2009 as part of the Amendments to the Chase loan agreements noted above and from $3.0 million to $1.5 million as part of an additional amendment to our loan agreements on December 21, 2009. We were in compliance with these covenants as of March 31, 2010.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions, and the requirements to fund the growth of our security and digital media marketing businesses. In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives to attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.9 million, including debt recorded as long-term debt at March 31, 2010, would become payable on demand by the financial institution upon expiration of its current waiver. There can be no assurance that  debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms. If we are unable to obtain renewals on maturing loans or refinancing of loans on favorable terms, our ability to operate would be materially and adversely affected.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2010, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale and reflects the renewal on May 8, 2009 of loans maturing in 2009 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$2,702	$550	$1,850	$302	$-
Capital lease obligations	151	43	101	7	-
Minimum operating lease payments	3,567	988	1,636	652	291
Arbitration award	4,500	4,500	-	-	-
	$10,920	$6,081	$3,587	$961	$291

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$-	$-	$-	$-	$-
Standby letters of credit (4)	308	308	-	-	-
	$308	$308	$-	$-	$-

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

(3)	The Company maintains a $500,000 line of credit with Chase. There were no borrowings outstanding under this line of credit at March 31, 2010.
(4)	Outstanding letters of credit of $307,566 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $1.8 million for the three months ended March 31, 2010. Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $6.5 million, which included $30,000 in non-cash stock-based compensation charges from continuing operations, and $209,000 of depreciation and amortization expense. Cash was also impacted by an increase in accounts payable and accrued expenses of $4.9 million and a decrease in inventory of $552,000.

Net cash used in operating activities totaled $398,000 for the three months ended March 31, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $1.5 million, which included $50,000 in non-cash stock-based compensation charges and $176,000 of depreciation and amortization expense. Cash was also impacted by an increase in accounts payable and accrued expenses of $199,000 and a decrease in inventory of $1.0 million.

Investing Activities.  Cash provided by investing activities totaled approximately $744,000 for the three months ended March 31, 2010, which includes cash provided by investing activities from discontinued operations of $733,000 related to the sale of one  car wash site in the three months ended March 31, 2009. Investing activity also included capital expenditures of $85,000 related to ongoing operations.

Cash provided by investing activities totaled approximately $22,000 for the three months ended March 31, 2009, which includes cash used by investing activities from discontinued operations of $23,000. Investing activity in 2009 also included capital expenditures of $17,000 related to ongoing operations.

Financing Activities.  Cash used in financing activities was approximately $324,000 for the three months ended March 31, 2010, which includes $31,000 of routine principal payments on debt from continuing operations, and $178,000 related to the repurchase of stock. Financing activities also include $115,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $332,000 for the three months ended March 31, 2009, which included $16,000 of routine principal payments related to continuing operations and $271,000 of routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe its security or digital media marketing operations are subject to seasonality.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The Company’s critical accounting policies are described below.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for sales returns, discounts and allowances are estimated and recorded concurrent with the recognition of the sale and are primarily based on historic return rates.

Revenues from the Company’s Security Segment  are recognized when shipments are made or security monitoring services are provided, or for export sales, when title has passed. Revenues are recorded net of sales returns and discounts.

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

Revenues from the Company’s Car Wash discontinued operations are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.  The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed.  The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year, as well as utilizing historic sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Shipping and handling costs related to the Company’s Security Segment of  $125,000 and $147,000 in the three months ending March 31, 2010 and 2009, respectively, are included in cost of revenues. Shipping and handling costs related to the Digital Media Marketing Segment of $166,000 and $196,000 are included in cost of revenues for the three months ended March 31, 2010 and 2009, respectively. Prior year amounts, which were originally recorded in selling, general and administrative (SG&A) expenses, were reclassed to cost of revenues to conform to current presentation.

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did not adjust any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the three months ended March 31, 2010.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at March 31, 2010	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$990	$990	$-	$-

(1)  This is the highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
(2)  Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued, including but not limited to interest rates, yield curves, principal-to principal markets, etc.
(3)  Lowest level of fair value input because it is unobservable and reflects the Company’s own assumptions about what market participants would use in pricing assets and liabilities at fair value.

Accounts Receivable

The Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements, net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide either irrevocable confirmed letters of credit or cash advances.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (FIFO) method for security and e-commerce products.  Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. Inventories within the e-commerce division of the Digital Media Marketing segment consist of several health and beauty products. The Company continually, and at least on a quarterly basis, reviews the book value of slow moving inventory items, as well as discontinued product lines, to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, than an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $76,000 and $74,000 for the three months ended March 31, 2010, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $5,700 and $5,500 for the three months ended March 31, 2010 and 2009, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer. Prepaid advertising costs were $11,200 and $41,400 at March 31, 2010 and December 31, 2009, respectively.  Advertising expense was approximately $233,023 and $196,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 for its wholesale security monitoring operation business unit and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill at March 31, 2010 and December 31, 2009 was $7.9 million. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $35,000 and $66,000 for the three months ended March 31, 2010 and 2009, respectively.

Noncash investing and financing activity of the Company within discontinued operations includes the recording of a $750,000 note receivable recorded as part of the consideration received from the sale of the Company’s San Antonio, Texas car washes during the three months ended March 31, 2009. Additionally, noncash investing and financing activity of the Company includes the acquisition of communication equipment under a note payable for $78,000 during the three months ended March 31, 2010.

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The compensation cost relating to share-based payment transactions is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $30,000 and $50,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2009, as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Nearly all of the Company’s debt at March 31, 2010, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2010. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $44,000 in 2010.

Item 4T.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal  executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2009 as well as in the first quarter of 2010. Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 31, 2009 was $10.95 million and our net loss for the first quarter ended March 31, 2010 was $6.8 million. Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price could be adversely impacted.

If we are unable to finance our business, our stock price could decline and we could go out of business. We have been funding operating losses by divesting of our car washes through third party sales. Our capital requirements include working capital for daily operations, including purchasing inventory and equipment. Although we had cash and cash equivalents of  $7.9 million as of March 31, 2010, we have a history of net losses and in some years we have ended our fiscal year with a negative working capital balance. Our operating losses for 2008 and 2009 were $10.9 million and $9.0 million, respectively.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. Additionally, as of March 31, 2010 we only have seven remaining car washes which we estimate will generate proceeds, net of related mortgages, in the range of approximately $3.8 million to $4.2 million. Additionally, as more fully described in Note 7. Commitments and Contingencies, on May 4, 2010, an arbitration panel of the American Arbitration Association awarded Louis D. Paolino, the former Chief Executive Officer of the Company, the sum of $4,148,912 in connection with claims made by Mr. Paolino’s against the Company. The award consists of $3,851,000, as the severance payment due under Mr. Paolino’s Employment Agreement, plus interest and a payment of $1,000 for Mr. Paolino’s defamation claim. As of March 31, 2010, the Company has accrued a total of $4.5 million related to the award including an amount for possible reimbursement of attorneys’ fees to Mr. Paolino. Ultimate payment of this award will have an adverse impact on the Company’s liquidity.  To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009. The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $303,886 at March 31, 2010.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risks Related to our Security Segment

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business.  Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them.  We provide the specifications for most of our security products and contract with independent suppliers to engineer and manufacture those products and deliver them to us.  Certain of these products contain proprietary intellectual property of these independent suppliers.  Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property.  In addition, if an infringement by us were found to exist, we may attempt to acquire a license or right to use such technology or intellectual property.  Some of our suppliers have agreed to indemnify us against any such infringement claim, but any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources, which would adversely affect our operations and financial results.

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

Many states have laws and other states have stated an intention to enact laws, requiring manufacturers of certain electronic products to pay annual registration fees and have recycling plans in place for electronic products sold at retail, such as televisions, computers, and monitors (“electronic recycling laws”).  If the electronic recycling laws are applied to us, the sale of monitors by us may become prohibitively expensive.  Our Security Segment sells monitors as part of the video security surveillance packages we market. The video security surveillance packages consist of cameras, digital video recorders and video monitors.  We have taken the position with many states that our monitors are security monitors and are not subject to the laws they have enacted which generally refer to computer monitors. If we have to pay registration fees and have recycling plans for the monitors we sell, it may be prohibitively expensive to offer monitors as part of our security surveillance packages.  The inability to offer monitors at a competitive price will place us at a competitive disadvantage.

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

Our defense sprays use hazardous materials which, if not properly handled, would result in our being liable for damages under environmental laws.  Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. The U.S. Environmental Protection Agency conducted a site investigation at our Bennington, Vermont facility in January, 2008 and found the facility in need of remediation.  See Note 7. Commitments and Contingencies.

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 95% of the monitoring businesses recurring monthly revenue at March 31, 2010 was derived from customers located in California.  A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

We have a concentration of our e-commerce business in limited products.  E-Commerce revenues are currently generated from nine product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop additional products. We believe that we can mitigate the financial impact of any decrease in sales by the development of new products, however we cannot predict the timing of or success of new products.

We compete with many established e-commerce companies that have been in business longer than us.  Current and potential e-commerce competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining online registrants and converting registrants into customers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties.  Failure to compete effectively, including by developing and enhancing our services offerings, would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We need to attract and retain a large number of e-commerce customers who purchase our products on a recurring basis.  Our e-commerce model is driven by the need to attract a large number of customers to our continuity program and to maintain customers for an extended period of time.  We have fixed costs in obtaining an initial customer, which can be defrayed only by a customer making further purchases.  For our business to be profitable, we must convert a certain percentage of our initial customers to customers that purchase our products on a recurring monthly basis for a period of time.  To do so, we must continue to invest significant resources in order to enhance our existing products and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop products and services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to improve our products and services on a timely basis, we may lose existing members and may fail to attract new customers.  Failure to enhance or develop products and services or to respond to the needs of our customers in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Government enforcement actions could result in decreased demand for our products and services. The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. The Federal Trade Commission has conducted investigations of competitors and filed law suits against competitors.  Some of the investigations and law suits have been settled by consent orders which have imposed fines and required changes with regard to how competitors conduct business.  The New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware.  In our judgment, the marketing claims we make in advertisements directed at obtaining new e-commerce customers are legally permissible.  Governmental or regulatory authorities may challenge the legality of the advertising we place and the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, or could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

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

Within our e-commerce division, we manufacture and market health and beauty consumer products that are ingestible or applied topically.  These products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.  We also may be vulnerable to product liability claims from their use. Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding the Company, brand or products, which could in turn harm our reputation and net sales.  Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources.  Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

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

We could lose our listing on the NASDAQ Global Market if the closing bid price of our stock does not return to above $1.00 for ten consecutive days during the 180 day period ending September 20, 2010.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing bid price of $0.71 at the close of the market May 10, 2010. On March 22, 2010, the Company received a letter from the NASDAQ Listing Qualifications Department that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because, for the period February 4, 2010 through March 19, 2010, the closing bid price of our common stock was less than $1.00 per share. The non-compliance with NASDAQ Listing Rule 5450(a)(1) makes the Company’s common stock subject to being delisted from the NASDAQ Stock Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, expiring on September 20, 2010, to regain compliance by having a closing bid price for a minimum of ten consecutive business days at $1.00 per share or higher. Under NASDAQ Listing Rule 5810(c)(3)(F), the NASDAQ Listing Qualification Department may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days. Upon delisting from the NASDAQ Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the NASDAQ Capital Market (together “NASDAQ-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than NASDAQ-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets. The marketability of our stock would be even more limited if our price must be published on the Pink Sheets.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 to January 31, 2010	137,850	1.05	137,850	1,259,000

February 1 to February 28, 2010	14,400	1.00	14,400	1,245,000

March 1 to March 31, 2010	20,400	0.94	20,400	1,226,000

Total	172,650	1.03	172,650

(1) On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of March 31, 2010, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

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

Mace Security International, Inc.

BY:	/s/ Dennis R. Raefield
Dennis Raefield, Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	May 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.