Form 10-Q
period 2010-06-30
MACE SECURITY INTERNATIONAL INC
filed 2010-08-13
CIK 912607

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Yes ☐    No ☒

As of August 10, 2010, there were 15,735,725 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended June 30, 2010

Table of Contents

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,259	$8,289
Short-term investments	994	1,086
Accounts receivable, less allowance for doubtful accounts of $879 and $785 in 2010 and 2009, respectively	2,019	1,939
Inventories, net	4,665	5,232
Prepaid expenses and other current assets	1,846	2,078
Assets held for sale	5,848	7,180
Total current assets	20,631	25,804
Property and equipment:
Land	250	250
Buildings and leasehold improvements	2,215	2,213
Machinery and equipment	3,429	3,177
Furniture and fixtures	497	491
Total property and equipment	6,391	6,131
Accumulated depreciation and amortization	(3,009)	(2,856)
Total property and equipment, net	3,382	3,275

Goodwill	4,769	7,869
Other intangible assets, net of accumulated amortization of $2,147 and $1,881 in 2010 and 2009, respectively	3,017	3,780
Other assets	1,586	1,630
Total assets	$33,385	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$137	$109
Accounts payable	2,383	3,436
Income taxes payable	163	206
Deferred revenue	315	319
Accrued expenses and other current liabilities	7,215	3,028
Liabilities related to assets held for sale	1,894	2,123
Total current liabilities	12,107	9,221

Long-term debt, net of current portion	582	568
Capital lease obligations, net of current portion	92	120
Other liabilities	461	461

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000; issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 15,735,725 at June 30, 2010 and 15,913,775 at December 31, 2009, respectively	157	159
Additional paid-in capital	93,802	93,948
Accumulated other comprehensive income	1	-
Accumulated deficit	(73,800)	(62,098)
	20,160	32,009
Less treasury stock at cost, 18,332 shares at June 30, 2010 and 18,200 shares at December 31, 2009	(17)	(21)
Total stockholders’ equity	20,143	31,988
Total liabilities and stockholders’ equity	$33,385	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)
	Three Months Ended June 30,
	2010	2009
Revenues:
Security	$4,353	$4,458
Digital media marketing	1,785	2,758
	6,138	7,216
Cost of revenues:
Security	3,094	3,186
Digital media marketing	1,395	1,883
	4,489	5,069

Selling, general, and administrative expenses	2,870	3,999
Asset impairment charges	3,600	1,282
Depreciation and amortization	214	200

Operating loss	(5,035)	(3,334)

Interest (expense) income, net	(12)	3
Other income	2	8
Loss from continuing operations before income taxes	(5,045)	(3,323)

Income tax expense	25	40
Loss from continuing operations	(5,070)	(3,363)
Income from discontinued operations, net of tax of $0 in 2010 and 2009	183	31
Net loss	$(4,887)	$(3,332)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.32)	$(0.21)
Income from discontinued operations	0.01	0.01
Net loss	$(0.31)	$(0.20)

Weighted average shares outstanding:
Basic	15,735,725	16,285,377
Diluted	15,735,725	16,285,377

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)
	Six Months Ended June 30,
	2010	2009
Revenues:
Security	$8,620	$8,636
Digital media marketing	4,514	5,804
	13,134	14,440
Cost of revenues:
Security	6,110	6,128
Digital media marketing	3,664	4,025
	9,774	10,153

Selling, general, and administrative expenses	6,384	7,472
Arbitration award	4,500	-
Asset impairment charges	3,600	1,282
Depreciation and amortization	423	376

Operating loss	(11,547)	(4,843)

Interest (expense) income, net	(22)	16
Other income	5	5
Loss from continuing operations before income taxes	(11,564)	(4,822)

Income tax expense	50	80
Loss from continuing operations	(11,614)	(4,902)
Loss from discontinued operations, net of tax of $0 in 2010 and 2009	(88)	(28)
Net loss	$(11,702)	$(4,930)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.73)	$(0.30)
Loss from discontinued operations	(0.01)	-
Net loss	$(0.74)	$(0.30)

Weighted average shares outstanding:
Basic	15,824,506	16,285,377
Diluted	15,824,506	16,285,377

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands, except share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income	Deficit	Stock	Total
Balance at December 31, 2009	15,913,775	$159	$93,948	$-	$(62,098)	$(21)	$31,988
Stock-based compensation expense (see note 6)	-	-	35	-	-		35
Purchase and retirement of treasury stock, net	(178,050)	(2)	(181)	-	-	4	(179)
Unrealized gain on short-term investments	-	-	-	1	-	-	1
Net loss	-	-	-	-	(11,702)	-	(11,702)
Total comprehensive loss	-	-	-	-	-	-	(11,701)
Balance at June 30, 2010	15,735,725	$157	$93,802	$1	$(73,800)	$(17)	$20,143

The accompanying notes are an integral
part of this consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited) (in thousands)
	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(11,702)	$(4,930)
Income from discontinued operations, net of tax	(88)	(28)
Loss from continuing operations	(11,614)	(4,902)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	423	376
Stock-based compensation (see Note 6)	34	53
Provision for losses on receivables	94	99
Loss on short-term investments	2	5
Loss on disposal of fixed assets	-	14
Goodwill and asset impairment charges	3,600	1,282
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(190)	(38)
Inventories	521	1,758
Prepaid expenses and other assets	258	567
Accounts payable	(534)	323
Deferred revenue	7	-
Accrued expenses	4,095	(113)
Income taxes payable	(43)	(110)
Net cash used in operating activities-continuing operations	(3,347)	(686)
Net cash used in operating activities-discontinued operations	(492)	(212)
Net cash used in operating activities	(3,839)	(898)
Investing activities
Acquisition of businesses, net of cash acquired	-	(1,721)
Purchase of property and equipment	(267)	(166)
Proceeds from sale of property and equipment	-	71
Sale of short-term investments	93	31
Payments for intangibles	(2)	(20)
Net cash used in investing activities-continuing operations	(176)	(1,805)
Net cash provided by (used in) investing activities-discontinued operations	1,379	(44)
Net cash provided by (used in) investing activities	1,203	(1,849)
Financing activities
Proceeds from long-term debt	78	-
Payments on long-term debt	(65)	(39)
Purchase and retirement of treasury stock, net	(178)	(159)
Net cash used in financing activities-continuing operations	(165)	(198)
Net cash used in financing activities-discontinued operations	(229)	(553)
Net cash used in financing activities	(394)	(751)
Net decrease in cash and cash equivalents	(3,030)	(3,498)
Cash and cash equivalents at beginning of period	8,289	8,314
Cash and cash equivalents at end of period	$5,259	$4,816
The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in two business segments: the Security Segment, selling consumer safety and personal defense products, and electronic surveillance products as well as providing security monitoring services and the Digital Media Marketing Segment, selling consumer products on the internet and providing online marketing services. The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007 and the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures.  We formerly had a Car Wash Segment in which we provided complete car care services (including wash, detailing, lube, and minor repairs).  The Company’s remaining car wash operations as of June 30, 2010 are located in Texas.  The results for all of our car wash operations and the Company’s truck washes are classified as assets held for sale in the balance sheets and as discontinued operations in the statements of operations and the statements of cash flows.  The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 5. Discontinued Operations and Assets Held for Sale.

2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on fair value measurements.  The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed.  The guidance was effective for interim and annual reporting periods ending after December 15, 2009. Adoption of the new guidance did not have an impact on the Company’s consolidated financial position, as this guidance relates only to additional disclosures.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Non-compete agreements	$515	$262	$515	$231
Customer and Product lists	2,417	1,303	2,572	1,156
Software	883	429	883	356
Patent Costs and Trademarks	106	30	106	16
Deferred financing costs	123	123	123	122
Total amortized intangible assets	4,044	2,147	4,199	1,881
Non-Amortized intangible assets:
Trademarks - Security Segment	917	-	984	-
Trademarks - Digital Media Marketing Segment	203	-	478	-
Total Non-Amortized intangible assets	1,120	-	1,462	-
Total other intangible assets	$5,164	$2,147	$5,661	$1,881

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2010	$477
2011	$382
2012	$323
2013	$254
2014	$112

Amortization expense of other intangible assets, net of discontinued operations, was approximately $133,000 and $120,000 for the three months ended June 30, 2010 and 2009 and $266,000 and $224,000 for the six months ended June 30, 2010 and 2009, respectively.  The weighted average useful life of amortizing intangible assets was 4.84 years as of June 30, 2010.

4.	Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all of the outstanding common stock of CSSS from CSSS’s shareholders. Total consideration was approximately $3.7 million consisting of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, and the assumption of approximately $590,000 of liabilities.  In May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in selling, general, and administrative (“SG&A”) expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability recorded at the date of the acquisition.  Accrued contingencies related to the acquisition as of June 30, 2010 total $951,000, $490,000 of which is recorded in accrued expenses and other current liabilities and $461,000 of which is recorded as other non-current liabilities.

CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately: (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000.  Customer relationships, tradename and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively.

Divestitures

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes for $1.0 million, resulting in a loss of approximately $7,000.  The sale price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000 bearing interest at 6% per annum plus cash of $250,000, less closing costs.

On September 16, 2009, the Company sold an Arlington, Texas car wash for a sale price of $979,000.  The net book value of this car wash was approximately $925,000.  Simultaneously with the sale, $461,000 of cash was used to pay down related mortgage debt.  The sale resulted in a net gain of $15,000. On July 31, 2009, the Company sold a cell tower easement located at one of the Company’s Arlington, Texas car wash properties for a sales price of $292,000.  The sale resulted in a net gain of $9,600.

On November 30, 2009 the Company sold all three of its Austin, Texas car washes for a sale price of $8.0 million. Costs at closing were approximately $328,000, consisting of $240,000 of broker commissions, approximately $17,000 of non-reimbursed environmental costs, and approximately $71,000 of other closing costs.  Cash proceeds received were $5,585,000, consisting of $5,145,000 of cash received at closing on November 30, 2009 and $440,000 received through previously released escrow deposits.  Approximately $2,149,000 of the $8.0 million sale proceeds was used to pay-off existing bank debt in addition to payment of closing costs.  The sale resulted in a net gain of approximately $1,000.

On March 10, 2010, the Company sold one of its Lubbock, Texas car washes for cash consideration of $750,000.  Cash proceeds of $733,000 were received, net of closing costs.  The sale resulted in a net loss of approximately $1,000.

On June 2, 2010, the Company completed the sale of one of its Lubbock, Texas car washes for a total sale price of $650,000.  The net book value of this car wash site was approximately $428,000.  The cash proceeds of the sale were $641,000, net of closing costs.  The sale resulted in a gain of approximately $211,000.

On May 24, 2010, the Company entered into an agreement of sale for the remaining car wash it owns in Lubbock, Texas for a sales price of $1.7 million.  The current book value of this car wash is approximately $1.7 million.  After payment of the related debt of approximately $770,000 and customary closing costs, the Company expects to net approximately $900,000 upon completion of the sale.  The agreement of sale provides the buyer with a maximum period of six months, at the buyer’s discretion and cost, to remove existing underground storage tanks, obtain necessary environmental clearance, and close on the sale transaction.  Escrow deposits of $35,000 have been made by the buyer with the deposits payable to the Company under certain default conditions as defined in the agreement of sale.  No assurance can be given that this transaction will be consummated.

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sales price of $2.1 million.  The current book value of this car wash is approximately $2.0 million with outstanding debt of approximately $820,000.  The agreement of sale provides the buyer a forty-five (45) day inspection period which expired on July 15, 2010.     The closing date is forty-five (45) days after the inspection period.  The buyer can exercise up to three thirty (30) day extension periods beyond the defined closing date with additional escrow deposits required of $10,000 for each extension period requested.  An escrow deposit of $40,000 has been made by the buyer.  The deposits are payable to the Company under certain default conditions as defined in the agreement of sale.  No assurance can be given that this transaction will be consummated.

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

As of July 27, 2010, the assets of our former Car Wash Segment consisted of five car washes, two of which are currently under contract for sale under agreements of sale.  The results for all car wash operations have been classified as discontinued operations in the statement of operations and the statement of cash flows.  This classification is based on the remaining car washes being currently marketed and ready for sale and the Company’s Board of Directors’ commitment to a plan to dispose of the remaining car washes in 2010.  The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $1.5 million and $3.0 million for the three months ended June 30, 2010 and 2009 and $3.0 million and $6.0 million for the six months ended June 30, 2010 and 2009, respectively.  Operating (loss) income from discontinued operations, including asset impairment charges, was $(60,000) and $16,000 for the three months ended June 30, 2010 and 2009 and $(336,000) and $(27,000) for the six months ended June 30, 2010 and 2009, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of June 30, 2010
	Dallas and Fort Worth, Texas	Lubbock, Texas	Total

Assets held for sale:
Inventory	$242	$93	$335
Property, plant and equipment, net	3,803	1,705	5,508
Intangible assets	5	-	5
Total assets	$4,050	$1,798	$5,848

Liabilities related to assets held for sale:
Current portion of long-term debt	$983	$169	$1,152
Long-term debt, net of current portion	131	611	742
Total liabilities	$1,114	$780	$1,894

	As of December 31, 2009
	Dallas and Fort Worth, Texas	Lubbock, Texas	Total

Assets held for sale:
Inventory	$245	$136	$381
Property, plant and equipment, net	3,796	2,997	6,793
Intangible assets	6	-	6
Total assets	$4,047	$3,133	$7,180

Liabilities related to assets held for sale: sale:
Current portion of long-term debt	$293	$166	$459
Long-term debt, net of current portion	967	697	1,664
Total liabilities	$1,260	$863	$2,123

6.  Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $4,400 and $2,700 for the three months ended June 30, 2010 and 2009 and $34,100 and $52,800 for the six months ended June 30, 2010 and 2009, respectively, all recorded in SG&A expense.  Additionally, as a result of the arbitration award to Mr. Paolino (See Note 7.  Commitments and Contingencies), the Company evaluated the restored stock options that were previously cancelled and found the value of these restored options to be insignificant. Accordingly, no additional expense was recorded.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	5-10	10	5-10	10
Risk-free interest rate	1.78% - 2.97%	2.75%	1.78% - 2.97%	2.75% - 3.21%
Volatility	47.9%	48.6%	47.9%	48.6%
Dividend yield	0%	0%	0%	0%
Forfeiture Rate	30%	30%	30%	30%

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior six years, to correspond with the Company’s focus on the Security Segment.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

During the six months ended June 30, 2010 and 2009, the Company granted 105,000 and 103,000 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.47 and $0.47 per share for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, total unrecognized stock-based compensation expense is $117,000, which has a weighted average period to be recognized of approximately 0.7 years.

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

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2010 are as follows: 2011 - $967,000; 2012 - $885,000; 2013 - $661,000; 2014 -$309,000; 2015-$291,000 and thereafter - $218,000.  Rental expense under these leases, including leases reported in discontinued operations, was $272,000 and $305,000, for the three months ended June 30, 2010 and 2009 and $560,000 and $537,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company subleased a portion of the building space at its previous California leased office space related to its Digital Media Marketing Segment under a cancelable lease.  During the three months ending June 30, 2010 and 2009, revenues under this lease were approximately $0 and $11,250, and $0 and $33,750 for the six months ended June 30, 2010 and 2009, respectively.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste.  The Company believes that it complies, in all material respects, with all applicable laws relating to its business. See also the discussion on page 13 concerning the environmental remediation which occurred at the Bennington, Vermont location in 2008.

Certain of the Company’s executive officers have entered into employee stock option agreements pursuant to which options issued to them shall immediately vest upon a change in control of the Company.

The Board of Directors of the Company terminated Mr. Paolino as the Chief Executive Officer of the Company on May 20, 2008.  On June 9, 2008, the Company received a Demand for Arbitration from Mr. Paolino in which Mr. Paolino made multiple claims against the Company (“Arbitration Demand”).  On May 4, 2010, the arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 in connection with Mr. Paolino’s claims, plus an amount for attorney fees.  The award consists of $3,851,000, as a severance payment, plus interest and a payment of $1,000 for a defamation claim made by Mr. Paolino.   A supplemental award was transmitted to the Company on July 16, 2010 in which the panel awarded Mr. Paolino legal fees and expert costs totaling $738,835, of which $250,000 was previously advanced to Mr. Paolino.  The Company has accrued $488,835 for attorney’s fees through June 30, 2010, in addition to the $4,148,912 noted above.  The panel dismissed Mr. Paolino’s claim for additional stock options having the value of $322,606, but directed the Company to rescind the cancellation of 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino’s termination.  Mr. Paolino was given until July 15, 2010 to exercise the restored stock options.  Mr. Paolino did not exercise any of the options.  The panel also denied a counterclaim asserted by the Company, held that there was no basis for imposition of punitive damages and denied the claim Mr. Paolino filed with the United States Department of Labor claiming that his termination as Chief Executive Officer was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002.  In June 2010, the Company filed a Motion to Vacate the Arbitration Award in the United States District Court for the Eastern District Pennsylvania and Mr. Paolino filed a Petition to Confirm the Arbitration Award with the Court of Common Pleas of Philadelphia County, Pennsylvania.  Both the Company and Mr. Paolino have responded to each of the court filings.  The Company cannot predict the outcome of either the Motion to Vacate the Arbitration Award or the Petition to Confirm the Arbitration Award.  The Company has recorded an accrual at June 30, 2010 of $4.6 million for the payment of the Arbitration Award, plus attorneys’ fees and interest.

On June 16, 2010, Mr. Paolino filed an action in Delaware Superior Court, New Castle County, against three members of the Board of Directors of the Company, John C. Mallon, Dennis Raefield and Gerald LaFlamme.  The action alleges that the three directors made intentional misrepresentations, engaged in fraudulent and conspiratorial conduct, tortuously interfered with Mr. Paolino's employment contract with the Company and caused Mr. Paolino to lose business opportunities, all relating to the termination of  Mr. Paolino in 2008.  Mr. Paolino is seeking damages of $3,851,000 (Mr. Paolino's severance payment under the employment contract), attorney fees, interest, loss of the value of his Company common stock, plus all other relief to which Mr. Paolino is entitled.  The three directors intend to vigorously defend this action.  The Company is advancing the defense costs of the three directors under the indemnity provision of the Company's Bylaws.

On March 30, 2009, Mr. Paolino filed a Complaint (“Indemnity Action”) in the Court of Chancery for the State of Delaware seeking to compel the Company to indemnify and advance to Mr. Paolino his costs of defending the Company’s $1,000,000 counterclaim (“counterclaim”) filed in the arbitration described in the prior paragraph (“Arbitration Proceeding”).  In an Opinion issued December 8, 2009, the Court in the Indemnity Action ordered the Company to advance the costs Mr. Paolino incurred in defending the Counterclaim.  The Company advanced to Mr. Paolino $250,000 to settle the Company’s advancement obligation.

On June 25, 2008, Mr. Paolino filed a claim with the United States Department of Labor claiming that his termination as Chief Executive Officer of the Company was an “unlawful discharge” in violation of 18 U.S.C. Sec. 1514A, a provision of the Sarbanes-Oxley Act of 2002 (the “DOL Complaint”).  On September 23, 2008 the Secretary of Labor, acting through the Regional Administrator for the Occupational Safety and Health Administration, Region III dismissed the DOL Complaint and issued findings (the “Findings”) that there was no reasonable cause to believe that the Company violated 18 U.S.C. Sec. 1514A of the Sarbanes-Oxley Act of 2002.  Mr. Paolino filed objections to the Findings and the Administrative Law Judge assigned to adjudicate the DOL complaint set a date for a “de novo” hearing on Mr. Paolino’s claims.  The Administrative Law Judge subsequently stayed the hearing pending the conclusion of the Arbitration Proceeding.  The arbitration panel in its May 4, 2010 award denied the claims made by Mr. Paolino in the DOL Complaint.  The Administrative Law Judge, under an order previously issued by the Judge, will be reviewing the findings of the arbitration panel relating to the DOL Complaint. The Company will defend itself against the allegations made in the DOL Complaint, which the Company believes are without merit. Although the Company is confident that it will prevail, it is not possible to predict the outcome of the DOL Complaint or when the matter will reach a conclusion.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the president of the Company’s defense spray division.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  Subsequent to June 30, 2010, the Company and Benmont agreed that Benmont would reimburse the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through June 30, 2010. Approximately $812,000 has been paid through June 30, 2010, leaving a receivable from Benmont of $32,413 and an expense accrual balance of $6,000 at June 30, 2010.

The United States Attorney for the District of Vermont (“U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the same facts that resulted in the Company entering into the Administrative Consent Order.  The U.S. Attorney subpoenaed documents which were supplied by the Company in 2008.  During 2009 and 2010, the U.S. Attorney interviewed several persons in connection with its investigation before a grand jury.  The U.S. Attorney has advised the Company that it is actively pursuing its investigation and may bring criminal charges.  The Company has made no provision for any future costs associated with the investigation as it cannot estimate the amount of any potential costs or fines.

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

The Company evaluates performance and allocates resources based on operating income of each reportable segment rather than at the operating unit level.  The Company defines operating income as revenues less cost of revenues, selling, general, and administrative expense, and depreciation and amortization expense.  The accounting policies of the reportable segments are the same as those described in the Summary of Critical Accounting Policies (see below in Management’s Discussion and Analysis of Financial Condition and Results of Operations).  There is no intercompany profit or loss recognized on intersegment sales.

The Company’s reportable segments are business units that offer different services and products.  The reportable segments are each managed separately because they provide distinct services or produce and distribute distinct products through different processes.

Selected financial information for each reportable segment from continuing operations is as follows (in thousands):
	Security	Digital Media Marketing	Corporate (1)	Total
Three months ended June 30, 2010
Revenues from external customers	$4,353	$1,785	$-	$6,138
Segment operating loss	$(330)	$(317)	$(788)	$(1,435)
Segment assets (2)	$13,555	$4,855	$9,127	$27,537
Goodwill	$1,982	$2,787	$-	$4,769
Capital expenditures	$100	$-	$4	$104

Six months ended June 30, 2010
Revenues from external customers	$8,620	$4,514	$-	$13,134
Segment operating loss	$(937)	$(585)	$(6,425)	$(7,947)
Capital expenditures	$259	$-	$8	$267

Three months ended June 30, 2009
Revenues from external customers	$4,458	$2,758	$-	$7,216
Segment operating (loss) income	$(842)	$175	$(1,385)	$(2,052)
Segment assets (2)	$16,486	$8,578	$14,318	$39,382
Goodwill	$1,982	$5,887	$-	$7,869
Capital expenditures	$147	$-	$2	$149

Six months ended June 30, 2009
Revenues from external customers	$8,636	$5,804	$-	$14,440
Segment operating (loss) income	$(1,229)	$316	$(2,648)	$(3,561)
Capital expenditures	$159	$-	$7	$166

A reconciliation of operating income for reportable segments to total reported operating loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total operating loss for reportable segments	$(1,435)	$(2,052)	$(7,947)	$(3,561)

Asset impairment charges	(3,600)	(1,282)	(3,600)	(1,282)

Total reported operating loss	$(5,035)	$(3,334)	$(11,547)	$(4,843)

(1)
Corporate functions include the corporate treasury, legal, financial reporting, information technology, corporate tax,corporate insurance, human resources, investor relations, and other typical centralized administrative functions.

(2)	Segment assets exclude assets held for sale of $5.8 million and $11.7 million at June 30, 2010 and 2009, respectively.

9.	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements.  The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.  The Company must make these estimates and assumptions because certain information is dependent on future events and cannot be calculated with a high degree of precision from the data currently available.  Such estimates include the Company's estimates of reserves, such as the allowance for doubtful accounts, sales returns, warranty allowances, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations.

10.	Income Taxes

The Company recorded income tax expense of $25,000 and $40,000 from continuing operations in the three months ended June 30, 2010 and 2009 and $50,000 and $80,000 for the six months ended June 30, 2010 and 2009, respectively.  Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (0.4)% in 2010 and (1.6)% in 2009.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.  It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved.  Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three or six month periods ended June 30, 2010 and 2009.

The Company follows the appropriate accounting guidance which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition.  At June 30, 2010, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three or six month periods ended June 30, 2010 and 2009 is insignificant and when incurred is reported as interest expense.

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

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above.  We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guidelines for publicly traded companies.

We conduct our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30 and for our wholesale security monitoring business as of April 30.  We updated our forecasted cash flows of these reporting units during the second quarter of 2009 and 2010.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment at June 30, 2009, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million at June 30, 2009.  Based on the results of our annual assessment of goodwill impairment for our Digital Media Marketing Segment reporting unit as of June 30, 2010, the net book value of this segment exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $2.8 million, which was less than the recorded value of goodwill of $5.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million.  Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000.  With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital by approximately $249,000.

Additionally, due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009, and at June 30, 2010.  We recorded impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

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

12.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease expires on November 14, 2010.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. Rent expense under this lease was $32,300 and $34,700 for the three months ending June 30, 2010 and 2009 and $64,700 and $70,700 for the six months ended June 30, 2010 and 2009, respectively.  The Company has the option to cancel the lease with proper notice and a payment equal to six months of the then current rent.

13.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2010, the Company had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $2.7 million, including $1.9 million of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from June 30, 2010.

We have two letters of credit outstanding at June 30, 2010 totaling $307,566 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit.  There were two commercial letters of credit outstanding for inventory purchases under the revolving credit facility at June 30, 2010 totaling $67,500.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”), in the amount of $1.7 million, $569,000 of which was classified as non-current debt at June 30, 2010.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of June 30, 2010, our warehouse and office facility in Farmers Branch, Texas and five car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirement was reduced to $1.5 million from $3 million on December 21, 2009 as part of the Amendments to the Chase term loan agreements noted above.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $1.7 million at June 30, 2010, including debt recorded as long-term debt at June 30, 2010, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Accrued compensation	$462	$302
Accrued acquisition consideration	490	766
Arbitration award	4,635	-
Other	1,628	1,960
	$7,215	$3,028

15. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,887)	$(3,332)	$(11,702)	$(4,930)
Denominator:
Denominator for basic earnings per share-weighted-average shares	15,735,725	16,285,377	15,824,506	16,285,377
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share- weighted-average shares	15,735,725	16,285,377	15,824,506	16,285,377
Basic and diluted loss per share	$(0.31)	$(0.20)	$(0.74)	$(0.30)

The effect of options and warrants for the periods in which we incurred a net loss have been excluded as it would be anti-dilutive.  The options and warrants excluded totaled 11,248 and 3,230 for the three months ended June 30, 2010 and 2009 and 10,295 and 2,261 for the six months ended June 30, 2010 and 2009, respectively.

16.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million.  Purchases will be made in the open market, if and when management determines to effect purchases.  Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through June 30, 2010, the Company purchased 747,860 shares on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at June 30, 2010.

17.  Subsequent Events

In preparing the accompanying condensed financial statements, the Company has reviewed events that have occurred after June 30, 2010 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent event noted below.

On July 26, 2010, the Company completed the sale of one of its Arlington, Texas car washes for a sale price of $625,000.  The cash proceeds of the sale were $413,000, net of paying off existing debt of $195,000 and certain closing costs.  The sale resulted in a net gain of approximately $13,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will."  Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1.  Risks Related to Our Business of this Quarterly Report on Form 10-Q Report. The Forward-Looking Statements made herein are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction
Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include intrusion fencing, access control, security cameras and security digital recorders.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for 300 security dealer clients with over 30,000 end-user accounts.  The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the six months ended June 30, 2010 for the Security Segment were comprised of approximately 22% from our professional electronic surveillance operation, 32% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation, 27% from our personal defense and law enforcement aerosol operation in Vermont, and 19% from our wholesale security monitoring operation in California.

Digital Media Marketing

Prior to June 2008, our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing.  After June 2008, we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment which was essentially an online e-commerce business.  During the first quarter of 2010, we resumed generating online marketing revenue.

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

Promopath, our online affiliate marketing company, secured customer acquisitions or leads for advertising clients principally by using promotional internet sites that offer free gifts.  Promopath was paid by its clients based on the cost-per-acquisition (“CPA”) model. Promopath’s advertising clients were typically established direct-response advertisers with well-recognized brands and broad consumer appeal, such as NetFlix®, Discover® credit cards and Bertelsmann Group. Promopath generated CPA revenue, both brokered and through co-partnered sites, as well as list management and lead generation revenues. CPA revenue in the digital media marketplace refers to paying a fee for the acquisition of a new customer, prospect or lead. List management revenue is based on a relationship between a data owner and a list management company. The data owner compiles, collects, owns and maintains a proprietary computerized database composed of consumer information. The data owner grants a list manager a non-exclusive, non-transferable, revocable worldwide license to manage, use and have access to the data pursuant to defined terms and conditions for which the data owner is paid revenue. Lead generation is referred to as cost per lead (“CPL”) in the digital media marketplace.  Advertisers purchasing media on a CPL basis are interested in collecting data from consumers expressing interest in a product or service. CPL varies from CPA in that no credit card information needs to be provided to the advertiser for the publishing source to be paid for the lead.

In June of 2008, the Company discontinued marketing Promopath’s online marketing services to third party customers. Between June 2008 and December 31, 2009, Promopath’s primary mission was focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar. During the third quarter of 2009, management made a decision to reactivate the operations of the Promopath online marketing services as described above to both third party customers as well as to generate customer acquisitions for Linkstar, the Company’s e-commerce division. The reactivation is being conducted on a controlled basis by having a more limited budget for the purchasing of lists of internet addresses. The Company resumed generating minimal online marketing revenue through Promopath in the first quarter of 2010.

Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2010 were approximately $4.5 million; consisting of $4.4 million, or 98.4%, from our e-commerce division and $71,000, or 1.6%, from our online marketing division.

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

Selling, General, and Administrative Expenses

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

Discontinued Operations

At June 30, 2010, we owned or leased six full service and self-service car wash locations in Texas which are reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements).  Accordingly, such car wash locations have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle United Truck Wash LLC (“Eagle”) completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company secured by mortgages on the truck washes and a security interest in a monthly lease payment of $8,333 related to one of the truck washes Eagle leases to another truck wash company.  The $920,000 note, which had a balance of $848,000 at June 30, 2010, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Six Months Ended June 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	74.4	70.3
Selling, general, and administrative expenses	48.6	51.7
Arbitration award	34.3	-
Asset impairment charges	27.4	8.9
Depreciation and amortization	3.2	2.6
Operating loss	(87.9)	(33.5)
Interest (expense) income, net	(0.1)	0.1
Other income (expense)	-	-
Loss from continuing operations before income taxes	(88.0)	(33.4)
Income tax expense	0.4	0.5
Loss from continuing operations	(88.4)	(33.9)
Loss from discontinued operations, net of tax	(0.7)	(0.2)
Net loss	(89.1)%	(34.1)%

Revenues

Security

Revenues were approximately $8.6 million for both the six months ended June 30, 2010 and 2009, respectively.  Of the $8.6 million of revenues for the six months ended June 30, 2010, $1.9 million, or 22%, was generated from our professional electronic surveillance operations, $2.7 million, or 32%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $2.4 million, or 27%, from our personal defense and law enforcement aerosol operations in Vermont, and $1.6 million, or 19%, from our wholesale security monitoring operation in California acquired on April 30, 2009. Of the $8.6 million of revenues for the six months ended June 30, 2009, $2.3 million, or 27%, was generated from our professional electronic surveillance operation, $3.3 million, or 37%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation,  $2.4 million, or 29%, from our personal defense and law enforcement aerosol operation in Vermont and $594,000, or 7%, from our wholesale security monitoring operation.

Overall revenues within the Security Segment remained constant in 2010, despite an increase in revenues from our wholesale security monitoring operation acquired in April 2009.  Revenues decreased in our consumer direct electronic surveillance division, our professional electronic surveillance operation and our Vermont personal defense operation.  The $1.2 million, or 31% decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy.  Our Vermont personal defense operations sales decreased approximately $87,000, or 4%, from 2009 to 2010, with a decrease noted in the sale of aerosol products and TG Guard systems, partially offset by an increase in sales of wireless home security systems.  Additionally, the Company’s machine vision camera and video conferencing equipment operations experienced an approximate $260,000, or 15% increase in sales in 2010 over 2009 largely as a result of a focus on vertically integrating products and selling more system solutions as well as increased sales in international markets.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2010 were approximately $4.5 million, consisting of $4.4 million from our e-commerce division and $71,000 from our online marketing division.  Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2009 were approximately $5.8 million, consisting of $5.8 million from our e-commerce division and $12,000 from our online marketing division.  The reduction in revenues within our e-commerce division of approximately $1.4 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line, our ExtremeBriteWhite teeth whitening product, and our cross sell revenue with third-party companies, partially offset by sales from the introduction of new products during 2009, including Eternal Minerals Dead Sea spa products, Knockout acne product, Biocol colon cleanser, Goji Berry Now antioxidant dietary supplement product and our PetVitamins pet care products. During May 2010, many credit card companies implemented restrictive controls over customer data in response to legislation which negatively impacted our cross sell revenue.  Additionally, our ExtremeBriteWhite product, sales were negatively impacted during the second quarter when one of our credit card processors discontinued the processing of payments for this product.

Cost of Revenues

Security

Costs of revenues were $6.1 million, or 71% of revenues, for both the six months ended June 30, 2010 and 2009.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $3.7 million, or 81% of revenues, for the six months ended June 30, 2010 and approximately $4.0 million, or 69% of revenues, for the six months ended June 30, 2009.  The decrease in cost is due to a decline in new member acquisitions partially offset by an increase in average CPA marketing expense for ExtremeBriteWhite customers.  CPA marketing expense is recognized at the time a new member is acquired.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2010 and 2009 were $6.4 million and $7.5 million, respectively.  SG&A expenses as a percent of revenues decreased to 49% in the first six months of 2010 as compared to 52% for the same period in 2009 despite the acquisition of CSSS on April 30, 2009 which incurred $435,000 of SG&A expenses in the first six months of 2010 as compared to $208,000 in the period May 1, 2009 to June 30, 2009.  These additional SG&A costs were offset by implementation of corporate wide cost savings measures in 2008 and into 2010, including a reduction in employees throughout the entire Company.  The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $627,000, or 27%, partially as a result of our consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  SG&A expenses of our Digital Media Marketing Segment also decreased from $1.35 million in the first six months of 2009 to $1.3 million in the first six months of 2010.  In addition to these cost savings measures, we noted a reduction in stock option non-cash compensation expense from continuing operations from approximately $54,000 in the six months ended June 30, 2009 to $34,000 in the same period of 2010.  SG&A expenses also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $153,000 and $147,000 in the six months ended June 30, 2010 and 2009, respectively, and $224,000 of severance cost related to employee reductions in 2010.  Finally, in May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $423,000 and $376,000 for the six months ended June 30, 2010 and 2009, respectively.  The increase in depreciation and amortization expense, in 2010 and as compared to 2009, was primarily related to amortization expense on CSSS acquired intangible assets.

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

Continuing Operations

As noted in Note 11. Asset Impairment Charges, we conduct our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30 and for our wholesale security monitoring operation as of April 30, or when we believe an impairment indicator exists.  We updated our forecasted cash flows of our Digital Media Marketing Segment reporting unit during the second quarter ended June 30, 2009 and 2010 for our annual impairment testing.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million.  Based on the results of our annual assessment of goodwill impairment at June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $2.8 million which was less than the recorded value of goodwill of $5.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million.  Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000.  The budgets and long-term business plans of this reporting unit include only minimal generation of online marketing revenues through our online marketing division, Promopath, and modest growth in e-commerce revenues as a result of recent challenges to our Digital Media Marketing Segment’s continuity sales business by credit card processing restrictions and continual changes in credit card regulations that impact our cross sell revenues with third-party companies.  These challenges are forecasted to be partially offset through the introduction of new products.  With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital by approximately $249,000.

Additionally, due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009.  We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  In the quarter ended June 30, 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

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

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2010 was $22,000 compared to interest income, net of interest expense of $16,000 for the six months ended June 30, 2009.  The decrease in net interest income is due to an increase in interest expense of approximately $11,000 and a reduction in interest income of approximately $27,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2010.

Other Income

Other income was $5,000 for both the six months ended June 30, 2010 and 2009.

Income Taxes

We recorded income tax expense of $50,000 and $80,000 for the six months ended June 30, 2010 and 2009, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0.4)% and (1.6)% for the six months ended June 30, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Revenues within the car wash operations for the six months ended June 30, 2010 were $3.0 million as compared to $6.0 million for the same period in 2009, a decrease of $3.0 million or 50%. This decrease was primarily attributable to a decrease in wash and detail services principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 137,000 cars, or 57%, in 2010 as compared to 2009, largely related to the closure and divestiture of eight car wash locations in Texas since January 2009.  Additionally, the Company experienced a slight decrease in average car wash and detailing revenue per car from $17.60 in 2009 to $17.09 in 2010.

Cost of revenues within the car wash operations were $2.7 million, or 91% of revenues and $5.1 million or 85% of revenues, for the six months ended June 30, 2010 and 2009, respectively.  The increase in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of the reduction in car wash volumes and an increase in cost of labor as a percentage of car wash and detailing revenues.

As described in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009.  The sale of the Austin, Texas car washes was completed on November 30, 2009.  Lastly, during the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010.  Lastly, in April 2010, we reduced the selling price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographics in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Three Months Ended June 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	73.1	70.2
Selling, general, and administrative expenses	46.8	55.4
Asset impairment charges	58.7	17.8
Depreciation and amortization	3.5	2.8
Operating loss	(82.1)	(46.2)
Interest (expense) income, net	(0.2)	-
Other income	-	0.2
Loss from continuing operations before income taxes	(82.3)	(46.0)
Income tax expense	0.4	0.6
Loss from continuing operations	(82.7)	(46.6)
Income from discontinued operations, net of tax	3.0	0.4
Net loss	(79.7)%	(46.2)%

Revenues

Security

Revenues were approximately $4.4 million and $4.5 million for the three months ended June 30, 2010 and 2009, respectively.  Of the $4.4 million of revenues for the three months ended June 30, 2010, $933,000, or 21%, was generated from our professional electronic surveillance operations, $1.5 million, or 35%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $1.1 million, or 26%, from our personal defense and law enforcement aerosol operations in Vermont, and $792,000, or 18%, from our wholesale security monitoring operation in California.  Of the $4.5 million of revenues for the three months ended June 30, 2009, $1.1 million, or 25%, was generated from our professional electronic surveillance operation, $1.6 million, or 37%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $1.1 million, or 25%, from our personal defense and law enforcement aerosol operation in Vermont, and $594,000 or 13% from our warehouse security monitoring operation in California acquired on April 30, 2009.

Overall revenues within the Security Segment decreased in 2010, largely as a result of revenue declines in our professional electronic surveillance operation and our consumer direct electronic surveillance operation.  The decrease in sales of our consumer direct and our professional electronic surveillance operations were due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy.

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the three months ended June 30, 2010 were approximately $1.8 million, consisting of $1.7 million from our e-commerce division and $54,000 from our online marketing division.  Revenues within our Digital Media Marketing Segment for the three months ended June 30, 2009 were approximately $2.8 million, consisting of $2.8 million from our e-commerce division and $5,000 from our online marketing division.  The reduction in revenues within our e-commerce division of approximately $1.0 million is related to a reduction in sales in our Purity by Mineral Science cosmetic product line, our ExtremeBriteWhite teeth whitening product, and our cross sell revenue with third-party companies, partially offset by sales from the introduction of new products during 2009, including Eternal Minerals Dead Sea spa products, Knockout acne product, Biocol colon cleanser, Goji Berry Now antioxidant dietary supplement product and our PetVitamins pet care products. During May 2010, many credit card companies implemented restrictive controls over customer data in response to active legislation which negatively impacted our cross sell revenue.

Additionally, our ExtremeBriteWhite product, sales were negatively impacted during the second quarter from one of our credit card processors discontinuing the processing of payments for this product.

Cost of Revenues

Security

Costs of revenues were $3.1 million, or 71.1% of revenues, and $3.2 million or 71.5% of revenues for the three months ended June 30, 2010 and 2009, respectively.

Digital Media Marketing

Cost of revenues within our Digital Media Marketing Segment was approximately $1.4 million, or 78% of revenues, for the three months ended June 30, 2010 and approximately $1.9 million, or 68% of revenues, for the three months ended June 30, 2009.  The decrease in cost is due to a decline in new member acquisitions partially offset by an increase in average CPA marketing expense for ExtremeBriteWhite customers.  CPA marketing expense is recognized at the time a new member is acquired.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2010 and 2009 were $2.9 million and $4.0 million, respectively.  SG&A expenses as a percent of revenues decreased to 47% in the second quarter of 2010 as compared to 55% for the same period in 2009 despite the acquisition of CSSS on April 30, 2009 which incurred $210,000 of SG&A expenses in both the second quarter of 2010 and in the period May 1, 2009 to June 30, 2009.  SG&A costs were reduced through implementation of corporate wide cost savings measures in 2008 and into 2010, including a reduction in employees throughout the entire Company.  The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $554,000, or 43%, partially as a result of our consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  SG&A expenses also includes costs related to the Arbitration Proceedings with Mr. Paolino of approximately $73,000 and $71,000 in the six months ended June 30, 2010 and 2009, respectively, and $160,000 of severance cost related to employee reductions in the second quarter of 2010.  Finally, in May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $214,000 and $200,000 for the three months ended June 30, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2010 was $12,000 compared to interest income, net of interest expense of $3,000 for the three months ended June 30, 2009. The decrease in net interest income is due to an increase in interest expense of approximately $3,000 and a reduction in interest income of approximately $12,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2010.

Other Income

Other income was $2,000 and $8,000 for the three months ended June 30, 2010 and 2009, respectively.

Income Taxes

We recorded income tax expense of $25,000 and $40,000 for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0.5)% and (1.2)% for the three months ended June 30, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Revenues within the car wash operations for the three months ended June 30, 2010 were $1.5 million as compared to $2.9 million for the same period in 2009, a decrease of $1.4 million or 48%. This decrease was primarily attributable to a decrease in wash and detail services principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 63,000 cars, or 56%, in the second quarter of 2010 as compared to the same period in 2009, largely related to the closure and divestiture of eight car wash locations in Texas since January 2009.  Additionally, the Company experienced a decrease in average car wash and detailing revenue per car from $18.81 in 2009 to $16.99 in 2010 primarily due to the sale of the three Austin, Texas car washes in November 2009.

Cost of revenues within the car wash operations were $1.4 million, or 90% of revenues, and $2.5 million, or 86% of revenues, for the three months ended June 30, 2010 and 2009, respectively.  The increase in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of the reduction in car wash volumes and an increase in cost of labor as a percentage of car wash and detailing revenues.

Liquidity

Cash, cash equivalents and short-term investments were $6.3 million at June 30, 2010.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 11.8% at June 30, 2010 and 8.4% at December 31, 2009.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008.  The hedge fund acknowledged that the redemption amount owed was $3,207,000; however, the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1.0 million on November 3, 2008 and $2,207,000 on January 15, 2009.  The Company received the first installment of $1.0 million on November 5, 2008.  The Company has not received the second installment.  The Victory Fund, Ltd and Arthur Nadel operated a “Ponzi” scheme by massively overstating the value of investments in the fund and issuing false and misleading account statements to investors.  Mr. Nadel has been criminally convicted and a receiver was appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, LLC and the five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,207,000 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2.0 million.

Our business requires a substantial amount of capital, most notably to fund our losses.  We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock, if the market price of the Company’s stock is at a desirable level.

As of June 30, 2010, we had working capital of approximately $8.5 million.  Working capital was approximately $16.6 million at December 31, 2009, respectively.  Our positive working capital decreased by approximately $8.1 million from December 31, 2009 to June 30, 2010, principally due to an accrual of $4.6 million for the Paolino arbitration award and from our first six months operating loss.

As described in Note 7.  Commitments and Contingencies, on May 4, 2010, an arbitration panel of the American Arbitration Association awarded Louis D. Paolino, the former Chief Executive Officer of the Company, the sum of $4,148,912 in connection with claims made by Mr. Paolino’s against the Company.  The award consists of $3,851,000, as the severance payment due under Mr. Paolino’s Employment Agreement, plus interest and a payment of $1,000 for Mr. Paolino’s defamation claim.  As of June 30, 2010, the Company has accrued a total of $4.6 million related to the award including an amount for possible reimbursement of attorneys’ fees to Mr. Paolino.  Ultimate timing of the payment of this award will have an adverse impact on the Company’s liquidity.  Provided we can increase sales and reduce the current levels of negative cash flow from operations as per the Company’s business plan, we believe our cash and short-term investments balance of $6.3 million at June 30, 2010, the revolving credit facility, and cash generated from the sale of our remaining car wash operations and other assets for sale, will be sufficient to meet capital expenditure and operating needs through at least the next twelve months while continuing to satisfy our debt covenant requirement with Chase.  There can be no assurance, however, that we will be successful in these efforts.

Our debt covenant requires us to maintain a total unencumbered cash and marketable securities balance of $1.5 million. We have not been successful in generating positive cash flow from operations, and while we continue to make necessary cost reductions, our operations currently remain dependent on car wash and other asset sales for liquidity.  As of June 30, 2010, we had six remaining car washes which we estimate will generate proceeds, net of related mortgages, in the range of approximately $3.2 million to $3.6 million.  Additionally, we listed our Texas building for sale with a real estate broker which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million.  To the extent we do not reduce the current negative cash flow from operations or generate sufficient cash from car wash and other asset sales, we may not have sufficient cash to operate.  To the extent we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we will need to substantially reduce the scale of operations and curtail our business plans.

During the six months ended June 30, 2010 and 2009, we made capital expenditures of $7,000 and $45,000, respectively, within our Car Wash operations, which are reported as discontinued operations. We believe our current cash and short-term investment balance at June 30, 2010 of $6.3 million, and cash generated from the sale of our Car Wash operations, will be sufficient to meet our Security, Digital Media Marketing and Car Wash operations’ capital expenditure and operating funding needs through at least the next twelve months, and continue to satisfy our debt covenant requirement with Chase to maintain a total unencumbered cash and marketable securities balance of $1.5 million.  In 2010, we estimate that our Car Wash operations will require limited capital expenditures of $10,000 to $15,000, depending upon the timing of the sale of our remaining car wash sites. Capital expenditures within our Car Wash operations are necessary to maintain the efficiency and competitiveness of our sites.  If the cash provided from operating activities does not improve in 2010 and future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

Capital expenditures for our Security Segment were $258,000, and $159,000 for the six months ending June 30, 2010 and 2009, respectively.  We estimate capital expenditures for the Security Segment at approximately $25,000 to $50,000 for the remainder of 2010, principally related to technology and facility improvements for warehouse production equipment.

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

As we previously announced, we have retained Northside Advisors LLC, a boutique investment banking firm, to explore the sale of the Company’s Digital Media Marketing Segment. An ultimate decision to sell this segment is dependent upon the offers we receive. If we ultimately sell the Digital Media Marketing Segment, proceeds from such sale will be used to fund and grow our Security Segment operations.

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance and access control products in 2010 and in years subsequent to 2010.  We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At June 30, 2010, we maintained a $500,000 revolving credit facility with Chase to provide financing for additional video surveillance and access control product inventory purchases and for issuance of commercial letters of credit.

The amount of capital that we will spend in 2010 and in years subsequent to 2010 on all of our businesses is largely dependent on the profitability of our businesses.

During the six months ended December 31, 2008, throughout 2009, and into 2010, we implemented company-wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008.  As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility.  Our professional security sales and administrative team remained in Florida with the security catalog sales team being relocated from Texas to Florida during the third quarter of 2009.  Our goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations, such as warehousing, customer service, and administrative services, and to streamline our organizational structure and management team for improved long-term growth.  During the six months ending June 30, 2010, we incurred approximately $224,000 in severance costs from employee reductions.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes were required. Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the president of the Company’s defense spray division.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated.  All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont is obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company and Benmont finalized a settlement of the EPA oversight cost reimbursement and on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  Subsequent to June 30, 2010, the Company and Benmont agreed that Benmont would reimburse the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through June 30, 2010.  Approximately $812,000 has been paid through June 30, 2010, leaving a receivable from Benmont of $32,413 and an expense accrual balance of $6,000 at June 30, 2010.

The United States Attorney for the District of Vermont (“U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the same facts that resulted in the Company entering into the Administrative Consent Order.  The U.S. Attorney subpoenaed documents which were supplied by the Company in 2008.  During 2009 and 2010, the U.S. Attorney has interviewed several persons in connection with its investigation before a grand jury.  The U.S. Attorney has advised the Company that it is actively pursuing its investigation and may bring criminal charges.  The Company has made no provision for any future costs associated with the investigation and we cannot estimate the amount of any potential costs or fines.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

In December 2004, the Company announced that it was exploring the sale of its car washes. From December 2005 through July 27, 2010, we sold 44 car washes and five truck washes with total cash proceeds generated of approximately $42.7 million, net of pay-off of related mortgage debt.  While we believe we will be successful in selling additional car washes and generating cash for funding of current operating needs and expansion of our Security Segment, the current economic crisis has caused the Company to reduce selling prices and has caused the timing of sales of our car washes to be uncertain. If the cash provided from operating activities does not improve in 2010 and in future years and if current cash balances are depleted, we will need to raise additional capital to meet these ongoing capital requirements.

In the past, we have been successful in obtaining financing by selling our common stock and obtaining mortgage loans.  Our ability to obtain new financing can be adversely impacted by our stock price.  Our failure to maintain the required debt covenants on existing loans also adversely impacts our ability to obtain additional financing.  We are reluctant to sell our common stock at market prices below our per share book value.  Our ability to obtain new financing will be limited if our stock price is not above our per share book value and our cash from operating activities does not improve. Currently, we cannot incur additional long term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At June 30, 2010, we had borrowings, including capital lease obligations, of approximately $2.7 million. We had two letters of credit outstanding at June 30, 2010, totaling $307,566 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit.  There were two commercial letters of credit outstanding for inventory purchases under the revolving credit facility at June 30, 2010 totaling $67,500.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Chase term loan agreements limit capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $3 million. The maintenance of a minimum total unencumbered cash and marketable securities balance requirements was reduced to $3.0 million from $5.0 million on May 8, 2009 as part of the Amendments to the Chase term loan agreement noted above and from $3.0 million to $1.5 million as part of an additional amendment to our loan agreements on December 21, 2009. We were in compliance with these covenants as of June 30, 2010.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions, and the requirements to fund the growth of our security and digital media marketing businesses.  In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.7 million, including debt recorded as long-term debt at June 30, 2010, would become payable on demand by the financial institution upon expiration of its current waiver.  There can be no assurance that debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2010, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale (in thousands):
	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$2,565	$1,241	$1,069	$255	$-
Capital lease obligations	140	47	88	5	-
Minimum operating lease payments	3,331	967	1,546	600	218
Arbitration award	4,500	4,500	-	-	-
	$10,536	$6,755	$2,703	$860	$218

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$68	$68	$-	$-	$-
Standby letters of credit (4)	308	308	-	-	-
	$376	$376	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $98,000.

(3)	The Company maintains a $500,000 line of credit with Chase. There were two commercial letters of credit outstanding for inventory purchases under this line of credit at June 30, 2010 totaling $67,500.
(4)	Outstanding letters of credit of $308,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $3.8 million for the six months ended June 30, 2010.  Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $11.6 million, offset by $34,000 of non-cash stock-based compensation charges from continuing operations, $423,000 of depreciation and amortization expense, $3.6 million of goodwill and other intangible asset impairment charges and an increase in accrued expenses of $4.1 million primarily due to the arbitration award accrued through June 30, 2010.  Cash was also impacted by a decrease in accounts payable of $534,000 offset by a decrease in inventory of $521,000.

Net cash used in operating activities totaled $898,000 for the six months ended June 30, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $4.9 million, which included $53,000 in non-cash stock-based compensation charges and $376,000 of depreciation and amortization expense and $1.3 million of goodwill and asset impairment charges.  Cash was also impacted by an increase in accounts payable and accrued expenses of $210,000 and a decrease in inventory of $1.8 million.

Investing Activities.  Cash provided by investing activities totaled approximately $1.2 million for the six months ended June 30, 2010, which includes cash provided by investing activities from discontinued operations of $1.4 million related to the sale of two car wash sites in the six months ended June 30, 2010.  Investing activity also included capital expenditures of $267,000 related to ongoing operations.

Cash used in investing activities totaled approximately $1.8 million for the six months ended June 30, 2009, which includes cash used in investing activities from discontinued operations of $44,000.  Investing activity in 2009 also included capital expenditures of $166,000 related to ongoing operations and $1.7 million related to the acquisition of CSSS.

Financing Activities.  Cash used in financing activities was approximately $394,000 for the six months ended June 30, 2010, which includes $65,000 of routine principal payments on debt from continuing operations, and $178,000 related to the purchase of treasury stock.  Financing activities also include $229,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $751,000 for the six months ended June 30, 2009, which included $39,000 of routine principal payments related to continuing operations and $553,000 of routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe the operations of its Security Segment or Digital Media Marketing Segment are subject to seasonality.

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

Revenues from the Company’s discontinued Car Wash operations are recognized, net of customer coupon discounts, when services are rendered or fuel or merchandise is sold.  The Company records a liability for gift certificates, ticket books, and seasonal and annual passes sold at its car care locations but not yet redeemed.  The Company estimates these unredeemed amounts based on gift certificate and ticket book sales and redemptions throughout the year, as well as utilizing historic sales and tracking of redemption rates per the car washes’ point-of-sale systems. Seasonal and annual passes are amortized on a straight-line basis over the time during which the passes are valid.

Shipping and handling costs related to the Company’s Security Segment of $82,000 and $134,000 in the three months ending June 30, 2010 and 2009 and $164,000 and $281,000 for the six months ended June 30, 2010 and 2009, respectively, are included in cost of revenues.  Shipping and handling costs related to the Digital Media Marketing Segment of $86,000 and $161,000 are included in cost of revenues for the three months ended June 30, 2010 and 2009 and $252,000 and $357,000 for the six months ended June 30, 2010 and 2009, respectively. Prior year amounts, which were originally recorded in SG&A expenses, were reclassed to cost of revenues to conform to current presentation.

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did record impairment charges for certain nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the six months ended June 30, 2010.  See Note 11. Asset Impairment Charges.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at June 30, 2010	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$993	$993	$-	$-

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $82,000 and $81,000 for the three months ended June 30, 2010 and 2009 and $158,000 and $153,000 for the six months ended June 30, 2010 and 2009, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $1,000 and $5,000 for the three months ended June 30, 2010 and 2009 and $7,000 and $10,000 for the six months ended June 30, 2010 and 2009, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears.  Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer. Prepaid advertising costs were $7,400 and $41,400 at June 30, 2010 and December 31, 2009, respectively.  Advertising expense was approximately $148,000 and $196,000 for the three months ended June 30, 2010 and 2009 and $381,000 and $478,000 for the six months ended June 30, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

We periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows.  Cash flow projections are sometimes based on a group of assets, rather than a single asset.  If cash flows cannot be separately and independently identified for a single asset, we determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 for its wholesale security monitoring operation business unit and as of June 30 for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill at June 30, 2010 was $4.8 million and $7.9 million at December 31, 2009.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at June 30, 2010 and December 31, 2009, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$157	$182	$186	$211
Variable rate debt	2,548	2,552	2,734	2,738
Total	$2,705	$2,734	$2,920	$2,949

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $35,000 and $69,000 for the three months ended June 30, 2010 and 2009 and $70,000 and $135,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The compensation cost relating to share-based payment transactions is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $4,000 and $3,000 for the three months ended June 30, 2010 and 2009 and $34,000 and $53,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company expects stock compensation expense in 2010 of approximately $75,000 to $95,000.  The Company’s actual stock compensation expense in 2010 could differ materially from this estimate depending on the timing, magnitude and vesting of new awards, the number of new awards and changes in the market price or the volatility of the Company’s common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2009, as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Nearly all of the Company’s debt at June 30, 2010, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at June 30, 2010. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $42,000 in 2010.

Item 4T.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010 required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were effective as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

In addition, no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

Information regarding our legal proceedings can be found in Note 7. Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.   Risk Factors

Risks Related to Our Business and Common Stock

We could lose our listing on the NASDAQ Global Market if the closing bid price of our stock does not return to above $1.00 for ten consecutive days during the 180 day period ending September 20, 2010.  The loss of the listing would make our stock significantly less liquid and would affect its value.  Our common stock is listed on NASDAQ Global Market with a closing bid price of $0.57 at the close of the market August 10, 2010.  On March 22, 2010, the Company received a letter from the NASDAQ Listing Qualifications Department that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because, for the period February 4, 2010 through March 19, 2010, the closing bid price of our common stock was less than $1.00 per share. The non-compliance with NASDAQ Listing Rule 5450(a)(1) makes the Company’s common stock subject to being delisted from the NASDAQ Stock Market.  In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, expiring on September 20, 2010, to regain compliance by having a closing bid price for a minimum of ten consecutive business days at $1.00 per share or higher.  Under NASDAQ Listing Rule 5810(c)(3)(F), the NASDAQ Listing Qualification Department may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days. Upon delisting from the NASDAQ Capital Market, our stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market or the NASDAQ Capital Market (together “NASDAQ-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ-listed Stocks.  Accordingly, our stock would be less liquid than it would be otherwise.  Also, the values of these stocks may be more volatile than NASDAQ-listed Stocks.  If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB.  However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the Pink Sheets.  The marketability of our stock would be even more limited, if our price must be published on the Pink Sheets.

Many of our customers’ spending for our products and services were negatively impacted by the 2008 recession, and  deterioration in the credit markets; our customers' spending may not recover at the same pace as the economy recovers.  Our customers’ reduced spending began in 2008 as a result of the recession, the credit crisis, declining consumer and business confidence, increased unemployment, and other challenges that affected the domestic economy.  Though the economy improved in 2009 and through the first quarter of 2010, the slow improvement has not resulted in our customers increasing their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchases through cash flow from operations or the incurrence of debt.  Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income.  The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and the difficulty of businesses and individuals to obtain financing has continued to result in decreased spending by our customers.  During 2009, our revenues from continuing operations declined $9.8 million, or 26%, from our revenues from continuing operations in 2008.  Our revenues through the second quarter of 2010 have remained relatively unchanged at the reduced 2009 levels. To the extent our customers do not increase their spending in 2010, the reduced revenue level could have a material adverse effect on our operations.  If our revenues do not recover or there is a further deterioration in the economy, our results of operations, financial position, and cash flows will be materially adversely affected.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2009 as well as in the first six months of 2010.  Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 31, 2009 was $10.95 million and our net loss for the first six months ended June 30, 2010 was $11.7 million.  Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

If we are unable to finance our business, our stock price could decline and we could go out of business. We have been funding operating losses by divesting of our car washes through third party sales.  Our capital requirements include working capital for daily operations, including purchasing inventory and equipment. We had cash and cash equivalents of $6.3 million as of June 30, 2010.  We have a history of net losses and a significant accrual of $4.6 million related to the American Arbitration Association award to Mr. Paolino, as described in Note 7. Commitments and Contingencies.  Ultimate timing of payment of the award will have a significant adverse impact on the Company’s liquidity.  Our operating losses for 2008 and 2009 were $10.9 million and $9.0 million, respectively.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price. As of June 30, 2010, we had six remaining car washes which we estimate will generate proceeds, net of related mortgages, in the range of approximately $3.2 million to $3.6 million.  A sale of one of the six car washes was consummated on July 26, 2010 for net proceeds of $413,000.  Additionally, we listed our Texas building for sale with a real estate broker which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million.  To the extent that we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. If we are unable to raise additional capital, we may need to substantially reduce the scale of our operations and curtail our business plan.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses.  Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010.  The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from Mace in the amount of $303,886 at June 30, 2010.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If our original equipment manufacturers (“OEMs”) fail to adequately supply our products, our security products sales may suffer.  Reliance upon OEMs, as well as industry supply conditions, generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.  If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies adversely affecting our results of operations.  Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

Many states have laws, and other states have stated an intention to enact laws, requiring manufacturers of certain electronic products to pay annual registration fees and have recycling plans in place for electronic products sold at retail, such as televisions, computers, and monitors (“electronic recycling laws”).  If the electronic recycling laws are applied to us, the sale of monitors by us may become prohibitively expensive.  Our Security Segment sells monitors as part of the video security surveillance packages we market. The video security surveillance packages consist of cameras, digital video recorders and video monitors.  We have taken the position with many states that our monitors are security monitors and are not subject to the laws they have enacted which generally refer to computer monitors. If we have to pay registration fees and have recycling plans for the monitors we sell, it may be prohibitively expensive to offer monitors as part of our security surveillance packages.  The inability to offer monitors at a competitive price will place us at a competitive disadvantage.

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

Our defense sprays use hazardous materials which, if not properly handled, would result in our being liable for damages under environmental laws.  Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the United States Environmental Protection Agency. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition.  The U.S. Environmental Protection Agency conducted a site investigation at our Bennington, Vermont facility in January 2008 and found the facility in need of remediation.  See Note 7.  Commitments and Contingencies.

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations.  Approximately 95% of the monitoring businesses recurring monthly revenue at June 30, 2010 was derived from customers located in California.  A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

The loss of our Underwriter Laboratories (“UL”) listing could negatively impact our competitive position. Our alarm monitoring center is UL listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with its regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

Risks Related to our Digital Media Marketing Segment

Our e-commerce brands are not well known.  Our e-commerce brands of Vioderm (anti-wrinkle products), TrimDay (diet supplement), Purity by Mineral Science (mineral based facial makeup), Eternal Minerals (Dead Sea spa products), Extreme-BriteWhite (a teeth whitening product), Knockout (an acne product), Biocol (a natural colon cleanser), Goji Berry Now (a concentrated antioxidant dietary supplement), and PetVitamins (a line of FDA-approved supplements for pets) have limited consumer recognition.  We have not yet been able to develop widespread awareness of our e-commerce brands.  Lack of brand awareness could harm the success of our marketing campaigns, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We have a concentration of our e-commerce business in limited products.  E-Commerce revenues are currently generated from nine product lines. The concentration of our business in limited products creates the risk of adverse financial impact if we are unable to continue to sell these products or unable to develop additional products.  We believe that we can mitigate the financial impact of any decrease in sales by the development of new products; however, we cannot predict the timing of or success of such new products.

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

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  Our e-commerce products are sold by us on the Internet and are paid for by customers through credit cards.  From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependent upon our continued merchant relationships which are highly sensitive and can be canceled, if customer charge-backs escalate and generate concern that the Company has not held back sufficient funds in reserve accounts to cover these charge-backs as well as result in significant charge-back fines. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.  Cancellation by our merchant providers would also make it impossible to receive payment for customer orders.  In the second quarter of 2010, one of our merchant providers declined to process charges for our ExtremeBriteWhite product (a teeth whitening product).  We were unable to receive payment on customer orders for this product until we obtained a replacement merchant provider at a higher cost.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2010	-	-	-	$1,226,000
May 1 to May 31, 2010	-	-	-	$1,226,000
June 1 to June 30, 2010	-	-	-	$1,226,000
Total	-	-	-

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of June 30, 2010, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

Item 5.    Other Information

The annual meeting of the stockholders of the Company was held on June 18, 2010.  Proposals for the election of five directors to the Board of Directors for one-year terms and the ratification of the Audit Committee’s appointment of Grant Thornton LLP as Mace’s registered public accounting firm for fiscal year 2010 were submitted to a vote.

The proposals were adopted by the stockholders.  The voting results were as follows:

		Votes Withheld
Directors:	Votes For	or Against	Abstentions

Dennis Raefield	7,144,215	253,217	-
John C. Mallon	7,083,457	313,975	-
Richard A. Barone	7,145,650	251,782	-
Michael E. Smith	7,145,050	252,382	-
Gerald T. LaFlamme	7,082,357	315,075	-

Ratify appointment of Grant Thornton LLP	13,896,999	781,273	33,890

Item 6.  Exhibits

(a)         Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 13, 2010

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