Form 10-Q
period 2010-09-30
MACE SECURITY INTERNATIONAL INC
filed 2010-11-15
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Yes  ☐    No ☒

As of November 15, 2010, there were 15,735,725 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended September 30, 2010

Table of Contents

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,133	$8,289
Short-term investments	753	1,086
Accounts receivable, less allowance for doubtful accounts of $517 and $785 in 2010 and 2009, respectively	2,289	1,939
Inventories, net	4,001	5,232
Prepaid expenses and other current assets	1,752	2,078
Assets held for sale	8,228	7,180
Total current assets	21,156	25,804
Property and equipment:
Land	-	250
Buildings and leasehold improvements	703	2,213
Machinery and equipment	3,228	3,177
Furniture and fixtures	463	491
Total property and equipment	4,394	6,131
Accumulated depreciation and amortization	(2,685)	(2,856)
Total property and equipment, net	1,709	3,275

Goodwill	1,982	7,869
Other intangible assets, net of accumulated amortization of $1,619 and $1,881 in 2010 and 2009, respectively	2,083	3,780
Other assets	1,577	1,630
Total assets	$28,507	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$88	$109
Accounts payable	2,037	3,436
Income taxes payable	105	206
Deferred revenue	315	319
Accrued expenses and other current liabilities	7,658	3,028
Liabilities related to assets held for sale	2,907	2,123
Total current liabilities	13,110	9,221

Long-term debt, net of current portion	50	568
Capital lease obligations, net of current portion	85	120
Other liabilities	-	461

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000; issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 15,735,725 at September 30, 2010 and 15,913,775 at December 31, 2009	157	159
Additional paid-in capital	93,827	93,948
Accumulated other comprehensive income	1	-
Accumulated deficit	(78,706)	(62,098)
	15,279	32,009
Less treasury stock at cost, 18,332 shares at September 30, 2010 and 18,200 shares December 31, 2009	(17)	(21)
Total stockholders’ equity	15,262	31,988
Total liabilities and stockholders’ equity	$28,507	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended September 30,
	2010	2009

Security revenues	$4,727	$4,821
Security cost of revenues	3,267	3,348

Gross profit	1,460	1,473
Selling, general, and administrative expenses	2,173	3,029
Arbitration award	100	-
Depreciation and amortization	135	153
Asset impairment charges	-	150

Operating loss	(948)	(1,859)

Interest expense, net	(12)	(12)
Other income (expense)	1	(4)
Loss from continuing operations before income taxes	(959)	(1,875)

Income tax expense	15	15
Loss from continuing operations	(974)	(1,890)
Loss from discontinued operations, net of tax of $0 in 2010 and 2009	(3,932)	(468)
Net loss	$(4,906)	$(2,358)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.06)	$(0.12)
Loss from discontinued operations	(0.25)	(0.03)
Net loss	$(0.31)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	15,735,725	16,191,590

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Nine Months Ended September 30,
	2010	2009

Security revenues	$13,347	$13,457
Security cost of revenues	9,377	9,477

Gross profit	3,970	3,980
Selling, general, and administrative expenses	7,235	9,150
Arbitration award	4,600	-
Depreciation and amortization	446	417
Asset impairment charges	225	432

Operating loss	(8,536)	(6,019)

Interest (expense) income, net	(34)	4
Other income	7	2
Loss from continuing operations before income taxes	(8,563)	(6,013)

Income tax expense	65	95
Loss from continuing operations	(8,628)	(6,108)
Loss from discontinued operations, net of tax of $0 in 2010 and 2009	(7,980)	(1,180)
Net loss	$(16,608)	$(7,288)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.55)	$(0.38)
Loss from discontinued operations	(0.50)	(0.07)
Net loss	$(1.05)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	15,794,343	16,253,765

The accompanying notes are an integral
part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands, except share information)

				Accumulated
	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2009	15,913,775	$159	$93,948	$-	$(62,098)	$(21)	$31,988
Stock-based compensation expense (see note 6)	-	-	60	-	-	-	60
Purchase and retirement of treasury stock, net	(178,050)	(2)	(181)	-	-	4	(179)
Unrealized gain on short-term investments	-	-	-	1	-	-	1
Net loss	-	-	-	-	(16,608)		(16,608)
Total comprehensive loss	-	-	-	-	-	-	(16,607)
Balance at September 30, 2010	15,735,725	$157	$93,827	$1	$(78,706)	$(17)	$15,262

The accompanying notes are an integral
part of this consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(16,608)	$(7,288)
Loss from discontinued operations, net of tax	(7,980)	(1,180)
Loss from continuing operations	(8,628)	(6,108)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	446	417
Stock-based compensation (see Note 6)	47	97
Provision for losses on receivables	296	145
Loss on short-term investments	2	4
Gain on disposal of fixed assets	-	(18)
Goodwill and asset impairment charges	225	432
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(659)	(531)
Inventories	130	1,427
Prepaid expenses and other assets	8	122
Accounts payable	(196)	918
Deferred revenue	14	264
Accrued expenses	4,189	114
Income taxes payable	(28)	(41)
Net cash used in operating activities-continuing operations	(4,154)	(2,758)
Net cash (used in) provided by operating activities-discontinued operations	(1,263)	447
Net cash used in operating activities	(5,417)	(2,311)
Investing activities
Acquisition of businesses, net of cash acquired	-	(1,845)
Purchase of property and equipment	(332)	(351)
Proceeds from sale of property and equipment	-	809
Sale (purchase) of short-term investments	334	(74)
Payments for intangibles	(2)	(36)
Net cash used in investing activities-continuing operations	-	(1,497)
Net cash provided by (used in) investing activities-discontinued operations	1,786	(47)
Net cash provided by (used in) investing activities	1,786	(1,544)
Financing activities
Proceeds from long-term debt	93	-
Payments on long-term debt	(100)	(66)
Purchase and retirement of treasury stock, net	(179)	(22)
Net cash used in financing activities-continuing operations	(186)	(88)
Net cash used in financing activities-discontinued operations	(339)	(828)
Net cash used in financing activities	(525)	(916)
Net decrease in cash and cash equivalents	(4,156)	(4,771)
Cash and cash equivalents at beginning of period	8,289	8,314
Cash and cash equivalents at end of period	$4,133	$3,543
The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.   Description of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation. The Company currently operates in one business segment, the Security Segment, which consists of three operating or reporting units: Mace Personal Defense, Inc., selling consumer safety and personal defense products; Mace Security Products, Inc., selling electronic surveillance equipment and products; and Mace CSSS, Inc., providing wholesale security monitoring services. The Company has made a decision to exit its Digital Media Marketing Segment, which sells consumer products on the internet and provides online marketing services. The Company entered the digital media marketing business with its acquisition of Linkstar Interactive, Inc. (“Linkstar”) on July 20, 2007. Additionally, the Company entered the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures. As noted above, the Company has decided to exit the digital media marketing business and has entered into an agreement of sale on November 11, 2010 for the sale of this business.  We also had a Car Wash Segment in which we provide complete car care services (including car wash, detailing, lube, and minor repairs).  The Company’s remaining car wash operations as of September 30, 2010 are located in Texas.  The results for all of our car wash operations and the Digital Media Marketing Segment are classified as assets held for sale and liabilities related to assets held for sale in the balance sheet and as discontinued operations in the statements of operations and the statements of cash flows. The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 5. Discontinued Operations and Assets Held for Sale.

2.  New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13,  Revenue Recognition (Topic605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

3.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$148	$112	$515	$231
Customer and product lists	2,417	1,351	2,572	1,156
Software	-	-	883	356
Patent costs and trademarks	98	33	106	16
Deferred financing costs	123	123	123	122
Total amortized intangible assets	2,786	1,619	4,199	1,881
Non-Amortized intangible assets:
Trademarks - Security Segment	916	-	984	-
Trademarks - Digital Media Marketing Segment	-	-	478	-
Total Non-Amortized intangible assets	916	-	1,462	-
Total other intangible assets	$3,702	$1,619	$5,661	$1,881

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2010	$276
2011	$181
2012	$123
2013	$115
2014	$80

Amortization expense of other intangible assets, net of discontinued operations, was approximately $56,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively, and $220,000 and $194,000 for the nine months ended September 30, 2010 and 2009, respectively.  The weighted average useful life of amortizing intangible assets was 4.1 years as of September 30, 2010.

4.   Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all of the outstanding common stock of CSSS from CSSS’s shareholders. Total consideration was approximately $3.7 million, consisting of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, and the assumption of approximately $590,000 of liabilities.  In May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one-year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in selling, general, and administrative (“SG&A”) expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability recorded at the date of the acquisition. Accrued contingencies related to the acquisition as of September 30, 2010 total $951,000 which are recorded in accrued expenses and other current liabilities.

CSSS, which is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 300 security dealer clients. CSSS owns and operates a UL-listed monitoring center that services over 30,000 end-user accounts. CSSS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of CSSS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to CSSS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities; and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of CSSS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to CSSS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, tradename for $70,000, and a non-compete agreement for $50,000.  Customer relationships, tradename, and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively.

Divestitures

On January 14, 2009, the Company sold its two remaining San Antonio, Texas car washes for $1.0 million, resulting in a loss of approximately $7,000.  The sale price was paid by the buyer issuing the Company a secured promissory note in the amount of $750,000, bearing interest at 6% per annum plus cash of $250,000, less closing costs.

On September 16, 2009, the Company sold an Arlington, Texas car wash for a sale price of $979,000.  The net book value of this car wash was approximately $925,000.  Simultaneously with the sale, $461,000 of cash was used to pay down related mortgage debt.  The sale resulted in a net gain of $15,000. On July 31, 2009, the Company sold a cell tower easement located at one of the Company’s Arlington, Texas car wash properties for a sale price of $292,000.  The sale resulted in a net gain of $9,600.

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

On May 24, 2010, the Company entered into an agreement of sale for the remaining car wash it owns in Lubbock, Texas for a sale price of $1.7 million.  The current book value of this car wash is approximately $1.7 million.  After payment of the related debt of approximately $770,000 and customary closing costs, the Company expects to net approximately $900,000 upon completion of the sale.  The agreement of sale provides the buyer with a maximum period of six months from July 8, 2010, at the buyer’s discretion and cost, to remove existing underground storage tanks, obtain necessary environmental clearance, and close on the sale transaction.  Escrow deposits of $55,000 have been made by the buyer with the deposits payable to the Company under certain default conditions as defined in the agreement of sale.  No assurance can be given that this transaction will be consummated.

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sale price of $2.1 million.  The current book value of this car wash is approximately $2.0 million with outstanding debt of approximately $820,000.  The agreement of sale provides the buyer a forty-five (45) day inspection period which expired on August 15, 2010.     The closing date is forty-five (45) days after the inspection period.  The buyer can exercise up to three thirty (30) day extension periods beyond the defined closing date with additional escrow deposits required of $10,000 for each extension period requested. The buyer has exercised two extensions to date with an extended closing date of November 28, 2010.  Escrow deposits of $60,000 have been made by the buyer.  The deposits are payable to the Company under certain default conditions as defined in the agreement of sale.  No assurance can be given that this transaction will be consummated.

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

As of September 30, 2010, the assets of the Company’s former Car Wash Segment consisted of five car washes, three of which are currently under contracts for sale under separate agreements of sale.  Also, on November 11, 2010, the Company entered into an agreement of sale for the e-commerce division of its Digital Media Marketing Segment, Linkstar. Additionally, during the quarter ended September 30, 2010, the Company made a decision to sell its warehouse located in Farmers Branch, Texas (the “Texas warehouse”) and has listed the warehouse with a real estate broker.  The results for all car wash operations and the Digital Media Marketing Segment’s operations have been classified as discontinued operations in the statements of operations and the statements of cash flows.  These classifications are based on the remaining car washes and the Digital Media Marketing business being currently marketed and ready for sale or being under an agreement of sale.  The Company’s Board of Directors is committed to a plan to dispose of the remaining car washes, and the Digital Media Marketing business and the Texas warehouse within the next twelve months.  The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $2.2 million and $4.9 million for the three months ended September 30, 2010 and 2009 and $9.7 million, respectively, and $16.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Operating loss from discontinued operations, including asset impairment charges, was $(3.9) million and $(458,000) for the three months ended September 30, 2010 and 2009, and $(8.2) million and $(1.2) million for the nine months ended September 30, 2010 and 2009, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of September 30, 2010
	Car Wash Segment
Assets held for sale:	Dallas and Fort Worth, Texas	Lubbock, Texas	Digital Media Marketing Segment	Security Segment Texas Warehouse	Total

Inventory	$195	$70	$823	$-	$1,088
Other current assets	-	-	606	-	606
Property, plant and equipment, net	3,155	1,707	36	1,617	6,515
Intangible assets	5	-	14	-	19
Total assets	$3,355	$1,777	$1,479	$1,617	$8,228

Liabilities related to assets held for sale:
Other current liabilities	$-	$-	$752	$-	$752
Current portion of long-term debt	727	171	-	58	956
Long-term debt, net of current portion	123	567	-	509	1,199
Total liabilities	$850	$738	$752	$567	$2,907

	As of December 31, 2009
Assets held for sale:	Dallas and Fort Worth, Texas	Lubbock, Texas	Total

Inventory	$245	$136	$381
Property, plant and equipment, net	3,796	2,997	6,793
Intangible assets	6	-	6
Total assets	$4,047	$3,133	$7,180

Liabilities related to assets held for sale:

Current portion of long-term debt	$293	$166	$459
Long-term debt, net of current portion	967	697	1,664
Total liabilities	$1,260	$863	$2,123

6.  Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $26,000 and $60,000 for the three and nine months ended September 30, 2010, respectively ($23,000 in SG&A expense and $3,000 in discontinued operations in the three month period and $47,000 in SG&A expense and $13,000 in discontinued operations in the nine month period) and $40,000 and $93,000 for the three and nine months ended September 30, 2009, respectively ($35,000 in SG&A expense and $5,000 in discontinued operations in the three month period and $97,000 in SG&A expense and ($4,000) in discontinued operations in the nine month period). Additionally, as a result of the arbitration award to Louis D. Paolino Jr. (See Note 7.  Commitments and Contingencies), the Company evaluated the restored stock options that were previously cancelled and found the value of these restored options to be insignificant. Accordingly, no additional expense was recorded.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (years)	5	10	5-10	10
Risk-free interest rate	1.80%	2.75%	1.78% - 2.97%	2.75% - 3.21%
Volatility	47.8%	48.6%	47.8%-47.9%	48.6%
Dividend yield	0%	0%	0%	0%
Forfeiture Rate	30%	30%	30%	30%

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

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

During the nine months ended September 30, 2010 and 2009, the Company granted 130,000 and 353,000 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.25 and $0.61 per share for the three months ended September 30, 2010 and 2009, respectively, and $0.44 and $0.57 per share for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, total unrecognized stock-based compensation expense is $95,600, which has a weighted average period to be recognized of approximately 0.9 years.

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

7.   Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain equipment, vehicles, and real estate.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for the proportionate share of taxes, utilities, insurance, and annual cost of living increases.  Future minimum lease payments under operating leases with initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2010 are as follows: 2011 - $883,000; 2012 - $818,000; 2013 - $493,000; 2014 -$249,000; 2015-$231,000 and thereafter - $115,000.  Rental expense under these leases, including leases reported in discontinued operations, was $244,000 and $298,000, for the three months ended September 30, 2010 and 2009, respectively, and $804,000 and $832,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company subleased a portion of the building space at its previous California leased office space related to its Digital Media Marketing Segment under a cancelable lease through 2009.  During the nine months ended September 30, 2009, revenues under this lease were approximately $33,750.  These amounts are recorded in SG&A expense as a reduction of rental expense in the accompanying consolidated statements of operations.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of oil, other chemicals, and waste.  The Company believes that it complies, in all material respects, with applicable laws relating to its business. See also the discussion below concerning the environmental remediation which occurred at the Bennington, Vermont location in 2008.

Certain of the Company’s executive officers have entered into employee stock option agreements pursuant to which options issued to them shall immediately vest upon a change in control of the Company.

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and has agreed to pay Mr. Paolino an additional $2,310,000 on or before December 31, 2010 (the “Second Payment”).  The Company and Mr. Paolino have agreed to stay all legal actions through December 31, 2010, and once the Second Payment is made, all legal actions will be dismissed with prejudice and mutual releases between the Company and Mr. Paolino will become effective.  The Company has provided Mr. Paolino with collateral security for the Second Payment.  The collateral security is a first mortgage lien on one of the Company’s Texas car washes and a security interest in the assets of the Company’s personal defense spray business.  As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).  As of the quarter ended March 31, 2010, the Company recorded an accrual of $4,500,000 million for the payment of the Arbitration Awards, increased to $4,600,000 in the quarter ended June 30, 2010.  On October 8, 2010, the Court of Common Pleas of Philadelphia County (the “State Court”) entered an order confirming the $4,148,912 arbitration award and entered a judgment of $4,148,912 against the Company (the “Judgment”).  The State Court also ruled that Mr. Paolino has until December 8, 2010 to exercise 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino's termination.  Any stock options not exercised by Mr. Paolino by December 8, 2010 will expire and be null and void.  The Settlement Agreement is a settlement of all the legal actions between the Company and Mr. Paolino, including: (i) the Judgment; (ii) the Arbitration Awards; (iii) the Motion filed by Mr. Paolino to confirm the Arbitration Awards; (iv) the Motion filed by the Company to vacate the Arbitration Awards; (v) the Complaint filed by Mr. Paolino on June 12, 2008 with the United States Department of Labor, Occupational Safety and Health Administration asserting the Company committed a violation of Section 1514A of the Sarbanes-Oxley Act of 2002 when the Company terminated Mr. Paolino; (vi) the action filed by Mr. Paolino in the Court of Chancery for the State of Delaware against the Company, seeking a declaration that Mr. Paolino is entitled to indemnification against and advancement of all expenses incurred by Mr. Paolino in connection with the arbitration action he had filed; and (vii) a Complaint filed by Mr. Paolino in the Superior Court of the State of Delaware, New Castle County asserting claims against three of the directors of the Company, John C. Mallon, Dennis R. Raefield and Gerald LaFlamme.

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the president of the Company’s defense spray division.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through September 30, 2010, leaving an expense accrual balance of $6,000 at September 30, 2010.

The United States Attorney for the District of Vermont (the “U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the same facts that resulted in the Company entering into the Administrative Consent Order.  The U.S. Attorney subpoenaed documents which were supplied by the Company in 2008.  During 2009 and 2010, the U.S. Attorney interviewed several persons in connection with its investigation before a grand jury.  The U.S. Attorney has advised the Company that it is actively pursuing its investigation and may likely bring a criminal charge against the Company.  The Company has made no provision for any future costs associated with the investigation as it cannot estimate the amount of any potential costs or fines.

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

 9.  Income Taxes

The Company recorded income tax expense of $15,000 from continuing operations in each of the three months ended September 30, 2010 and 2009, respectively, and $65,000 and $95,000 for the nine months ended September 30, 2010 and 2009, respectively.  Income tax expense reflects the recording of income taxes on income from continuing operations at an effective rate of approximately (0.8)% in 2010 and (1.6)% in 2009.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.  It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved.  Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three or nine month periods ended September 30, 2010 and 2009.

The Company follows the appropriate accounting guidance which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition.  At September 30, 2010, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three or nine month periods ended September 30, 2010 and 2009 is insignificant and when incurred is reported as interest expense.

10.  Asset Impairment Charges

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

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above.  We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar guidelines for publicly traded companies.

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009, and at June 30, 2010.  We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at September 30, 2010. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Based on the Company’s April 30, 2010 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 5% to 6% to a annual recurring revenue growth ratio of 3% to 4% would result in an approximate $500,000 impairment charge.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition,  pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to monitor elsewhere, the current adverse financial and economic conditions, inability to continue to employ a competent workforce at current rates of pay, and changes in government regulations.

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

Discontinued Operations

As noted in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sale price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million.  Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Finally, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication  and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010.  We have determined that, due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographic in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

We conduct our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30 of each year.  We updated our forecasted cash flows of these reporting units during the second quarter of 2009 and 2010.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment at June 30, 2009, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million at June 30, 2009.  Based on the results of our annual assessment of goodwill impairment for our Digital Media Marketing Segment reporting unit as of June 30, 2010, the net book value of this segment exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $2.8 million, which was less than the recorded value of goodwill of $5.9 million. Accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million.  Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 related to the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the accompanying consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements.

11.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease expires on November 14, 2010.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company has the right to extend the term of the lease six months to May 14, 2011, for a monthly rate of $11,315. Rent expense under this lease was $32,330 for both the three months ended September 30, 2010 and 2009 and $97,000 and $103,000 for the nine months ended September 30, 2010 and 2009, respectively.  If the Company extends the lease to May 14, 2011, the Company has the option to cancel the lease on ninety days notice.

12.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At September 30, 2010, the Company had borrowings, including capital lease obligations and borrowings related to discontinued operations, of approximately $2.4 million, including $2.2 million of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from September 30, 2010.

We had two letters of credit outstanding at September 30, 2010 totaling $307,566 as collateral relating to workers’ compensation insurance policies.  We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit.  There were three commercial letters of credit outstanding for inventory purchases under the revolving credit facility at September 30, 2010 totaling $209,178.

Our most significant borrowings, including borrowings related to discontinued operations are secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”), in the amount of $1.5 million, all of which was classified as current liabilities in current portion of long-term debt or liabilities related to assets held for sale at September 30, 2010.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of September 30, 2010, our warehouse and office facility in Farmers Branch, Texas and three car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. We are currently planning to raise additional capital by December 31, 2010 through asset sales and/or the sale of securities of the Company. If we are not successful in raising additional capital, we estimate that our unencumbered cash and marketable securities will be less than $1.5 million at December 31, 2010.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $1.5 million at September 30, 2010, could become due and payable on demand, and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Accrued compensation	$307	$302
Accrued acquisition consideration	951	766
Arbitration award	4,600	-
Other	1,800	1,960
	$7,658	$3,028

14. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,906)	$(2,358)	$(16,608)	$(7,288)
Denominator:
Denominator for basic earnings per share-weighted-average shares	15,735,725	16,191,590	15,794,343	16,253,765
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share- weighted-average shares	15,735,725	16,191,590	15,794,343	16,253,765
Basic and diluted loss per share	$(0.31)	$(0.15)	$(1.05)	$(0.45)

The effect of options and warrants for the periods in which we incurred a net loss have been excluded as it would be anti-dilutive.  The options and warrants excluded totaled 11,412 and 15,435 for the three months ended September 30, 2010 and 2009, respectively, and 4,727 and 2,261 for the nine months ended September 30, 2010 and 2009, respectively.

15.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million.  Purchases will be made in the open market, if and when management determines to effect purchases.  Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through September 30, 2010, the Company purchased 747,860 shares of common stock on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at September 30, 2010.

16.  Subsequent Events

In preparing the accompanying condensed financial statements, the Company has reviewed events that have occurred after September 30, 2010 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent events noted below.

On October 11, 2010, the Company entered into an agreement of sale for an oil lubrication facility and self-serve car wash in Arlington, Texas for a sale price of $340,000.  The current book value of this facility is approximately $335,000, with  outstanding debt of approximately $74,000.  The agreement of sale provides the buyer a thirty (30) day inspection period which expired November 10, 2010.  The closing is scheduled to take place on or before December 5, 2010, unless the buyer terminates the agreement of sale prior to the end of the inspection period. No assurance can be given that this transaction will be consummated.

On October 26, 2010, the Company and Louis D. Paolino, Jr. entered into a settlement agreement with respect to various legal actions they had filed against each other.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and has agreed to pay Mr. Paolino a further $2,310,000 on or before December 31, 2010 (the “Second Payment”).  The Company and Mr. Paolino have agreed to stay all legal actions through December 31, 2010 and once the Second Payment is made, all legal actions will be dismissed with prejudice and mutual releases between the Company and Mr. Paolino will become effective.  The Company has provided Mr. Paolino with collateral security for the Second Payment  in the form of a first mortgage lien on one of the Company’s Texas car washes and a security interest in the assets of the Company’s personal defense spray business.

On November 11, 2010, Mace Security International, Inc., Linkstar Interactive, Inc., and Linkstar Corporation (the “Company”) entered into an agreement of sale with Silverback Network, Inc. for the e-commerce division of our Digital Media Marketing Segment, Linkstar, for cash consideration of $1,100,000. The agreement provides for a due diligence period which expires on November 21, 2010. The closing is scheduled to take place on November 22, 2010. No assurance can be given that this transaction will be consummated.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will."  Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1A.  Risks Factors of this Quarterly Report on Form 10-Q Report. The Forward-Looking Statements made herein are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction
Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include less-than-lethal Mace® defense sprays, intrusion fencing, access control, security cameras and security digital recorders.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for 300 security dealer clients with over 30,000 end-user accounts.  The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the nine months ended September 30, 2010 for the Security Segment were comprised of approximately 21% from our professional electronic surveillance operation, 32% from our consumer direct electronic surveillance and machine vision camera and video conferencing equipment operation, 29% from our personal defense and law enforcement aerosol operation in Vermont, and 18% from our wholesale security monitoring operation in California.

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

Discontinued Operations

Digital Media Marketing

The Company’s Board of Directors committed to a plan to divest of the Digital Media Marketing Segment and, on November 11, 2010, the Company entered into an agreement of sale for the e-commerce division of its Digital Media Marketing Segment, Linkstar. The results of the Digital Media Marketing Segment’s operations have been classified as assets held for sale and liabilities related to assets held for sale in our balance sheet at September 30, 2010, and as discontinued operations in our statements of operations and our statements of cash flows.  Our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing.  After June 2008, we discontinued the online marketing services to outside customers and our Digital Media Marketing Segment was essentially an online e-commerce business.  During the first quarter of 2010, we resumed generating online marketing revenue.

Linkstar, our e-commerce division, is a direct-response product business that develops, markets and sells products directly to consumers through the internet. We reach our customers predominantly through online advertising on third-party promotional websites. Linkstar also markets products on promotional websites operated by Promopath, our online marketing division. Our products include such products as Vioderm, an anti-wrinkle skin care product; Purity by Mineral Science, a mineral cosmetic; TrimDay™, a weight-loss supplement; Eternal Minerals, a Dead Sea spa product line;  PetVitamins, a pet care product line of patented FDA-approved pet supplements; and PROLash, an all natural three step eyelash enhancer.

Promopath, our online affiliate marketing company, secures customer acquisitions or leads for advertising clients principally by using promotional internet sites that offer free gifts.  In June of 2008, the Company discontinued marketing Promopath’s online marketing services to third party customers. Between June 2008 and December 31, 2009, Promopath’s primary mission was focused on increasing the distribution of the products of the Company’s e-commerce division, Linkstar. During the third quarter of 2009, management made a decision to reactivate the operations of the Promopath and resumed generating minimal online marketing revenue through Promopath in the first quarter of 2010.

Revenues within our Digital Media Marketing Segment for the nine months ended September 30, 2010 were approximately $5.5 million, consisting of $5.4 million, or 98%, from our e-commerce division and $133,000, or 2%, from our online marketing division.

Cost of revenues within the Digital Media Marketing Segment consists primarily of amounts we pay to website publishers that are directly related to revenue-generating events, including the cost to enroll new members, fulfillment and warehousing costs, including direct labor and related taxes, fringe benefits and e-commerce product costs. Promopath’s largest expense is the purchasing of internet addresses to which it sends its promotional pages.

Car Wash Services

At September 30, 2010, we owned or leased five full service and self-service car wash locations in Texas, which are reported as discontinued operations (see Note 5. Discontinued Operations and Assets Held for Sale of the Notes to Consolidated Financial Statements).  Accordingly, such car wash locations have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle United Truck Wash LLC (“Eagle”) completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company, which is secured by mortgages on the truck washes and a security interest in a monthly lease payment of $8,333 related to one of the truck washes Eagle leases to another truck wash company. The $920,000 note, which had a balance of $840,444 at September 30, 2010, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Nine Months Ended September 30,
	2010		2009

Revenues	100%		100%
Cost of revenues	70.3		70.4
Gross profit	29.7		29.6
Selling, general, and administrative expenses	54.2		68.0
Arbitration award	34.5		0.0
Depreciation and amortization	3.3		3.1
Asset impairment charges	1.7		3.2
Operating loss	(64.0)		(44.7)
Interest (expense) income, net	(0.2)		0.0
Other income (expense)	0.0		0.0
Loss from continuing operations before income taxes	(64.2)		(44.7)
Income tax expense	(0.4)		(0.7)
Loss from continuing operations	(64.6)		(45.4)
Loss from discontinued operations, net of tax	(59.8)		(8.8)
Net loss	(124.4	) %	(54.2)%

Revenues

Security

Revenues were approximately $13.4 million and $13.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Of the $13.4 million of revenues for the nine months ended September 30, 2010, $2.9 million, or 21%, was generated from our professional electronic surveillance operations, $4.2 million, or 32%, from our consumer direct electronic surveillance and high-end digital and machine vision cameras and professional imaging components operation, $3.9 million, or 29%, from our personal defense and law enforcement aerosol operations in Vermont, and $2.4 million, or 18%, from our wholesale security monitoring operation in California acquired on April 30, 2009. Of the $13.5 million of revenues for the nine months ended September 30, 2009, $3.4 million, or 26%, was generated from our professional electronic surveillance operation, $4.9 million, or 36%, from our consumer direct electronic surveillance and high-end digital and machine vision cameras and professional imaging components operation, $3.7 million, or 27%, from our personal defense and law enforcement aerosol operation in Vermont and $1.5 million, or 11%, from our wholesale security monitoring operation.

Overall revenues within the Security Segment remained constant in 2010, despite an increase in revenues from our wholesale security monitoring operation acquired in April 2009, from our existing Vermont personal defense operation and from our machine vision operation.  Revenues decreased in our consumer direct electronic surveillance division and our professional electronic surveillance operation.  The $1.5 million, or 27%, decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy.  Our Vermont personal defense operations sales increased approximately $190,000, or 5%, from 2009 to 2010, with an increase noted in the sale of aerosol and non-aerosol products and TG Guard systems. Additionally, the Company’s machine vision camera and video conferencing equipment operations experienced an approximate $279,000, or 10%, increase in sales in 2010 over 2009, largely as a result of a focus on vertically integrating products and selling more system solutions as well as increased sales in international markets.

Cost of Revenues

Security

Cost of revenues was $9.4 million, or 70% of revenues, and $9.5 million, or 70% of revenues, for the nine months ended September 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2010 and 2009 were $7.2 million and $9.2 million, respectively.  SG&A expenses as a percentage of revenues decreased to 54% in the first nine months of 2010 as compared to 68% for the same period in 2009, despite the acquisition of CSSS on April 30, 2009, which incurred $625,000 of SG&A expenses in the first nine months of 2010 compared to $487,000 in the period May 1, 2009 to September 30, 2009.  These additional SG&A costs were offset by implementation of corporate wide cost savings measures in 2008 through 2010, including a significant reduction in employees throughout the entire Company.  The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility, as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $975,000, or 29%, partially as a result of our consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  In addition to these cost savings measures, we noted a reduction in stock option non-cash compensation expense from continuing operations from approximately $97,000 in the nine months ended September 30, 2009 to $47,000 in the same period of 2010.  SG&A expenses also include costs related to the recently settled arbitration proceedings with Mr. Paolino of approximately $269,000 and $300,000 for the nine months ended September 30, 2010 and 2009, respectively, and $224,000 and $52,000 of severance cost related to employee reductions in 2010 and 2009, respectively.  Finally, in May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $446,000 and $417,000 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in depreciation and amortization expense in 2010, and as compared to 2009, was primarily related to amortization expense on CSSS acquired intangible assets.

Asset Impairment Charges

In accordance with Impairment or Disposal of Long-Lived Assets guidance, we periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell. The Company’s Security Segment consists of three reporting units: Mace Security Products, Inc., our electronic surveillance equipment retailer; Mace Personal Defense, Inc., our personal defense spray and related security products retailer; and Mace CSSS, Inc., our wholesale security monitoring operation. Goodwill was $2.0 million at September 30, 2010 which related to Mace CSSS, Inc.

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  In the quarter ended June 30, 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at September 30, 2010. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition,  pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to monitor elsewhere, the current adverse financial and economic conditions, inability to continue to employ a competent workforce at current rates of pay, and changes in government regulations.

In the fourth quarter of 2008, we listed for sale our Fort Lauderdale, Florida warehouse at a price of $1,950,000. We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and an additional impairment charge of $60,000 at June 30, 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property.  On October 5, 2009, the Company entered into an agreement of sale to sell the Fort Lauderdale, Florida building for cash consideration of $1.6 million, recording an additional impairment charge of $150,000 at September 30, 2009 to write-down the property to the sale price. On December 4, 2009, the Company sold the Fort Lauderdale, Florida building, recording a loss of $108,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Discontinued Operations

As more fully described in Note 10. Asset Impairment Charges, we conduct our annual assessment of goodwill for impairment for our Digital Media Marketing Segment as of June 30 of each year or when we believe an impairment indicator exists.  Based on the results of our assessment of goodwill impairment at June 30, 2009, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million, which was less than the recorded value of goodwill of $6.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $1.0 million.  Based on the results of our annual assessment of goodwill impairment at June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value.  With the noted potential impairment, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $2.8 million, which was less than the recorded value of goodwill of $5.9 million; accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million.  Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000.  The budgets and long-term business plans of this reporting unit include only minimal generation of online marketing revenues through our online marketing division, Promopath, and modest growth in e-commerce revenues as a result of recent challenges to our Digital Media Marketing Segment’s continuity sales business by credit card processing restrictions and continual changes in credit card regulations that impact our cross sell revenues with third-party companies.  These challenges are forecasted to be partially offset through the introduction of new products. Additionally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 related to the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million.  Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 to reflect the sale price and is included in the results from discontinued operations in the accompanying consolidated statement of operations.

As noted in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sales price to $8.0 million.  This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009.  During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site that the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010.  In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Finally, in October 2010, we accepted an offer to sell an Arlington, Texas oil lubrication and self serve car wash facility for a sale price of $340,000 which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010.  We have determined that due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographic in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Interest Expense, Net

Interest expense, net of interest income, for the nine months ended September 30, 2010 was $34,000 compared to interest income, net of interest expense of $4,000 for the nine months ended September 30, 2009.  The decrease in net interest income is due to an increase in interest expense of approximately $10,500 and a reduction in interest income of approximately $27,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2010.

Other Income

Other income was $7,000 and $2,000 for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

We recorded income tax expense of $65,000 and $95,000 for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0.8)% and (1.6)% for the nine months ended September 30, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the nine months ended September 30, 2010 were approximately $5.5 million, consisting of $5.4 million from our e-commerce division and $133,000 from our online marketing division.  Revenues within our Digital Media Marketing Segment for the nine months ended September 30, 2009 were approximately $8.0 million, consisting of $8.0 million from our e-commerce division and $15,000 from our online marketing division.  The reduction in revenues within our e-commerce division of approximately $2.5 million is principally related to a reduction in sales in our Purity by Mineral Science cosmetic product line, our ExtremeBriteWhite teeth whitening product, and our cross sell revenue with third-party companies. Additionally, in May 2010, many credit card companies implemented restrictive controls over customer data in response to legislation which negatively impacted our cross sell revenue.  Finally, our ExtremeBriteWhite product sales were negatively impacted during the second and third quarter of 2010 as a result of one of our credit card processors discontinuing the processing of payments for this product.

Cost of revenues within our Digital Media Marketing Segment was approximately $4.4 million, or 81% of revenues, for the nine months ended September 30, 2010 and approximately $5.8 million, or 72% of revenues, for the nine months ended September 30, 2009.  The decrease in cost is due to a decline in new member acquisitions, partially offset by an increase in average CPA marketing expense for ExtremeBriteWhite customers.  CPA marketing expense is recognized at the time a new member is acquired.

Car Wash Services

Revenues within the car wash operations for the nine months ended September 30, 2010 were $4.2 million as compared to $8.6 million for the same period in 2009, a decrease of $4.4 million or 51%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 205,000 cars, or 60%, in 2010 as compared to 2009, largely related to the closure and divestiture of nine car wash locations in Texas since January 2009.  Additionally, the Company experienced a slight decrease in average car wash and detailing revenue per car from $17.72 in 2009 to $17.55 in 2010.

Cost of revenues within the car wash operations were $3.8 million, or 91% of revenues, and $7.4 million or 86% of revenues, for the nine months ended September 30, 2010 and 2009, respectively.  The increase in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of the reduction in car wash volumes and a slight increase in cost of labor as a percentage of car wash and detailing revenues.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Three Months Ended September 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	69.1	69.5
Gross profit	30.9	30.5
Selling, general, and administrative expenses	46.0	62.8
Arbitration award	2.1	0.0
Depreciation and amortization	2.9	3.2
Asset impairment charges	0.0	3.1
Operating loss	(20.1)	(38.6)
Interest (expense) income, net	(0.2)	(0.3)
Other income	0.0	0.0
Loss from continuing operations before income taxes	(20.3)	(38.9)
Income tax expense	0.3	0.3
Loss from continuing operations	(20.6)	(39.2)
Income from discontinued operations, net of tax	(83.2)	(9.7)
Net loss	(103.8)%	(48.9)%

Revenues

Security

Revenues were approximately $4.7 million and $4.8 million for the three months ended September 30, 2010 and 2009, respectively.  Of the $4.7 million of revenues for the three months ended September 30, 2010, $960,000, or 20%, was generated from our professional electronic surveillance operations, $1.5 million, or 31%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $1.5 million, or 32%, from our personal defense and law enforcement aerosol operations in Vermont, and $800,000, or 17%, from our wholesale security monitoring operation in California.  Of the $4.8 million of revenues for the three months ended September 30, 2009, $1.1 million, or 22%, was generated from our professional electronic surveillance operation, $1.6 million, or 34%, from our consumer direct electronic surveillance and high end digital and machine vision cameras and professional imaging components operation, $1.2 million, or 26%, from our personal defense and law enforcement aerosol operation in Vermont, and $874,000 or 18% from our wholesale security monitoring operation in California acquired on April 30, 2009.

Overall revenues within the Security Segment decreased in 2010, largely as a result of revenue declines in our professional electronic surveillance operation and our consumer direct electronic surveillance operation offset partially by revenue growth of $278,000, or 23%, within our personal defense and law enforcement aerosol operation in Vermont.  The decrease in sales of our consumer direct and our professional electronic surveillance operations were due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy.

Cost of Revenues

Security

Costs of revenues were $3.3 million, or 69% of revenues, for each of the three months ended September 30, 2010 and 2009.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended September 30, 2010 and 2009 were $2.2 million and $3.0 million, respectively.  SG&A expenses as a percent of revenues decreased to 46% in the third quarter of 2010 as compared to 63% for the same period in 2009.  SG&A costs were reduced through implementation of corporate wide cost savings measures in 2008 through 2010, including a reduction in employees throughout the entire Company.  The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A expenses decreased within our Florida and Texas electronic surveillance equipment operations by approximately $348,000, or 33%, partially as a result of our consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  SG&A expenses also include costs related to the arbitration proceedings with Mr. Paolino of approximately $82,000 and $154,000 in the three months ended September 30, 2010 and 2009, respectively, and non-cash compensation expense related to stock options from continuing operations of $23,000 and $35,000 for the three months ended September 30, 2010 and 2009, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $135,000 and $153,000 for the three months ended September 30, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income, for both the three months ended September 30, 2010 and 2009 was $12,000.

Other Income (Expense)

Other income (expense) was $1,000 and $(4,000) for the three months ended September 30, 2010 and 2009, respectively.

Income Taxes

We recorded income tax expense of $15,000 for each of the three months ended September 30, 2010 and 2009, respectively.  Income tax expense reflects the recording of income taxes on loss before income taxes at effective rates of approximately (1.6)% and (0.8)% for the three months ended September 30, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the three months ended September 30, 2010 were approximately $1.0 million, consisting of $960,000 from our e-commerce division and $62,000 from our online marketing division.  Revenues within our Digital Media Marketing Segment for the three months ended September 30, 2009 were approximately $2.2 million, consisting of $2.2 million from our e-commerce division and $3,000 from our online marketing division.  The reduction in revenues within our e-commerce division of approximately $1.2 million is principally related to a reduction in sales in our Purity by Mineral Science cosmetic product line, our ExtremeBriteWhite teeth whitening product, and our cross sell revenue with third-party companies. Additionally, in May 2010, many credit card companies implemented restrictive controls over customer data in response to active legislation which negatively impacted our cross sell revenue. Finally, our ExtremeBriteWhite product sales were negatively impacted during the second and third quarter of 2010 as a result of one of our credit card processors discontinuing the processing of payments for this product.

Cost of revenues within our Digital Media Marketing Segment was approximately $797,000, or 78% of revenues, for the three months ended September 30, 2010 and approximately $1.8 million, or 79% of revenues, for the three months ended September 30, 2009.  The decrease in cost is due to a decline in new member acquisitions partially offset by an increase in average CPA marketing expense for ExtremeBriteWhite customers.  CPA marketing expense is recognized at the time a new member is acquired.

Car Wash Services

Revenues within the car wash operations for the three months ended September 30, 2010 were $1.2 million as compared to $2.6 million for the same period in 2009, a decrease of $1.4 million or 55%. This decrease was primarily attributable to a decrease in wash and detail services principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 68,000 cars, or 65%, in the third quarter of 2010 as compared to the same period in 2009, largely related to the closure and divestiture of six car wash locations in Texas since July 2009.  Additionally, the Company experienced an increase in average car wash and detailing revenue per car from $17.99 in 2009 to $18.83 in 2010.

Cost of revenues within the car wash operations were $1.1 million, or 88% of revenues, and $2.3 million, or 89% of revenues, for the three months ended September 30, 2010 and 2009, respectively.  The decrease in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of a decrease in cost of labor as a percentage of car wash and detailing revenues partially offset by the reduction in car wash volume.

Liquidity

Cash, cash equivalents and short-term investments were $4.9 million at September 30, 2010.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 13% at September 30, 2010 and 8.4% at December 31, 2009.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd. We requested redemption of this hedge fund investment on June 18, 2008.  The hedge fund acknowledged that the redemption amount owed was $3,207,000; however, the hedge fund asserted the right to withhold the redemption amount due to extraordinary market circumstances. After negotiations, the hedge fund agreed to pay the redemption amount in two installments, $1.0 million on November 3, 2008 and $2,207,000 on January 15, 2009.  The Company received the first installment of $1.0 million on November 5, 2008.  The Company has not received the second installment.  The Victory Fund, Ltd. and Arthur Nadel operated a “Ponzi” scheme by massively overstating the value of investments in the fund and issuing false and misleading account statements to investors.  Mr. Nadel has been criminally convicted and a receiver was appointed in the civil case and has been directed to administer and manage the business affairs, funds, assets, and any other property of Mr. Nadel, the Victory Fund, Ltd. and five other hedge funds and conduct and institute such legal proceedings that benefit the hedge fund investors.  Accordingly, we recorded a charge of $2,207,000 as an investment loss at December 31, 2008. If we recover any of the investment loss, such amounts will be recorded as recoveries in future periods when received. The original amount invested in the hedge fund was $2.0 million.

Our business requires a substantial amount of capital, most notably to fund our losses.  We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock, if the market price of the Company’s stock is at a desirable level.

As of September 30, 2010, we had working capital of approximately $8.0 million.  Working capital was approximately $16.6 million at December 31, 2009, respectively.  Our positive working capital decreased by approximately $8.6 million from December 31, 2009 to September 30, 2010, principally due to an accrual of $4.6 million for the Paolino arbitration award and from our first nine months operating loss.

As described in Note 7.  Commitments and Contingencies, the Company and Mr. Paolino have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and has agreed to pay Mr. Paolino a further $2,310,000 on or before December 31, 2010. The payments to Mr. Paolino under the Settlement Agreement will have an adverse impact on the Company’s liquidity.

Our debt covenants require us to maintain a total unencumbered cash and marketable securities balance of $1.5 million. We have not been successful in generating positive cash flow from operations, and while we continue to make necessary cost reductions and focus on our marketing and sales efforts to increase sales, our operations currently remain dependent on car wash divestitures and other asset sales for liquidity.  As of September 30, 2010, we had five remaining car washes for sale, three of which are under agreements of sale (See Note 4. Business Acquisitions and Divestitures and Note 16. Subsequent Events). We estimate we will generate proceeds, net of related mortgages, in the range of approximately $3.0 million to $3.3 million for the sale of our remaining five car washes.  We also listed our Texas warehouse for sale in August, 2010 with a real estate broker, which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 million to $1.2 million. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we have decided to exit the Digital Media Marketing business and entered into an agreement of sale on November 11, 2010 with estimated proceeds of approximately $1.1 million. To the extent we do not reduce the current negative cash flow from operations or generate sufficient cash from the sale of our remaining car washes, our Texas warehouse, and our Digital Media Marketing business, we may not have sufficient cash to operate.  To the extent we lack cash to meet our future capital and cash operating requirements, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  We estimate that our cash balances will not be sufficient to pay our estimated cash operating requirements through December 31, 2010 and the second payment of the Paolino settlement, unless we are successful in increasing our cash position through at least two of the above noted asset sales or raising additional capital through the sale of securities. There can be no assurance that adequate pending asset sales will take place prior to December 31, 2010 or that we will be successful in selling our securities. If we are unable to raise additional capital, we will need to substantially reduce the scale of operations and curtail our business plans. Additionally, we will not have sufficient funds to meet capital expenditures and cash operating requirements through the next twelve months and will not comply with our debt covenants with JP Morgan Chase, unless we can increase sales and reduce the current levels of negative cash flow from operations as per the Company’s business plan, complete the pending sale of assets and/or raise additional cash from securities sales. Also see Item 1A. Risk Factors below for Risks Related to Our Business and Common Stock.

If we generate cash from the successful sale of our remaining Car Wash operations, our Digital Media Marketing business and our Texas warehouse as planned, our current cash and short-term investment balance at September 30, 2010 of $4.9 million and the cash proceeds from these asset sales will be sufficient to meet our future capital expenditure and operating funding needs through at least the next twelve months and will allow us to continue to satisfy our debt covenant requirement with Chase.

Capital expenditures for our Security Segment and our corporate division were $332,000 and $351,000 for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations and our Digital Media Marketing business, were $12,000 and $47,000 for the nine months ended September 30, 2010 and 2009, respectively.  We estimate capital expenditures for the Security Segment at approximately $10,000 to $15,000 for the remainder of 2010, principally related to technology and facility improvements for warehouse production equipment.

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance and access control products in 2010 and in years subsequent to 2010.  We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At September 30, 2010, we maintained a $500,000 revolving credit facility with Chase to provide financing for additional video surveillance and access control product inventory purchases and for issuance of commercial letters of credit.

The amount of capital that we will spend in 2010 and in years subsequent to 2010 on all of our businesses is largely dependent on the profitability of our businesses. During the six months ended December 31, 2008, throughout 2009, and into 2010, we implemented Company-wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation and reorganization of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008.  Our goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations, such as warehousing, customer service, and administrative services, and to streamline our organizational structure and management team for improved long-term growth.  During the nine months ending September 30, 2010, we incurred approximately $224,000 in severance costs from employee reductions.

During January 2008, the Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes were required. Benmont is owned and controlled by Jon Goodrich, the president of the Company’s defense spray division.  The EPA, the Company and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated.  All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009 the EPA accepted the final report. On February 23, 2010 the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont is obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company and Benmont finalized a settlement of the EPA oversight cost reimbursement and on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ending September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through September 30, 2010.  Approximately $786,000 has been paid through September 30, 2010, leaving a expense accrual balance of $6,000 at September 30, 2010.

The United States Attorney for the District of Vermont (the “U.S. Attorney”) is conducting an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location.  The Company believes the investigation is focused on the same facts that resulted in the Company entering into the Administrative Consent Order.  The U.S. Attorney subpoenaed documents which were supplied by the Company in 2008.  During 2009 and 2010, the U.S. Attorney has interviewed several persons in connection with its investigation before a grand jury.  The U.S. Attorney has advised the Company that it is actively pursuing its investigation and may likely bring a criminal charges.  The Company has made no provision for any future costs associated with the investigation and we cannot estimate the amount of any potential costs or fines.

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

Debt Capitalization and Other Financing Arrangements

At September 30, 2010, we had borrowings, including capital lease obligations, of approximately $2.4 million. We had two letters of credit outstanding at September 30, 2010, totaling $307,566 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit.  There were three commercial letters of credit outstanding for inventory purchases under the revolving credit facility at September 30, 2010 totaling $209,178.

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

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions, and the requirements to fund the growth of our security business.  In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments, or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.5 million, would become payable on demand by the financial institution upon expiration of its current waiver.  There can be no assurance that debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2010, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$2,236	$987	$1,043	$206	$-
Capital lease obligations	142	56	83	3	-
Minimum operating lease payments	2,789	883	1,311	480	115
Arbitration award	4,600	4,600	-	-	-
	$9,767	$6,526	$2,437	$689	$115

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$209	$209	$-	$-	$-
Standby letters of credit (4)	308	308	-	-	-
	$517	$517	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $80,000.

(3)
The Company maintains a $500,000 line of credit with Chase. There were three commercial letters of credit outstanding for inventory purchases under this line of credit at September 30, 2010 totaling $209,178.

(4)	Outstanding letters of credit of $308,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $5.4 million for the nine months ended September 30, 2010.  Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $8.6 million, partially offset by $47,000 of non-cash stock-based compensation charges from continuing operations, $446,000 of depreciation and amortization expense, $225,000 of goodwill and other intangible asset impairment charges and an increase in accrued expenses of $4.2 million primarily due to the arbitration award accrued through September 30, 2010.  Cash was also impacted by an increase in accounts receivable of $659,000, a decrease in accounts payable of $196,000, offset by a decrease in inventory of $130,000.

Net cash used in operating activities totaled $2.3 million for the nine months ended September 30, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $6.1 million, which included $97,000 in non-cash stock-based compensation charges, $417,000 of depreciation and amortization expense and $432,000 of goodwill and asset impairment charges.  Cash was also impacted by an increase in accounts receivable of $531,000, a decrease in inventory of $1.4 million and an increase in accounts payable and accrued expenses of $1.0 million.

Investing Activities.  Cash provided by investing activities totaled approximately $1.8 million for the nine months ended September 30, 2010, which includes cash provided by investing activities from discontinued operations of $1.8 million related to the sale of three car wash sites in the nine months ended September 30, 2010.  Investing activity also included capital expenditures of $332,000 related to ongoing operations.

Cash used in investing activities totaled approximately $1.5 million for the nine months ended September 30, 2009, which includes cash used in investing activities from discontinued operations of $47,000.  Investing activity in 2009 also included capital expenditures of $351,000 related to ongoing operations and $1.8 million related to the acquisition of CSSS.

Financing Activities.  Cash used in financing activities was approximately $525,000 for the nine months ended September 30, 2010, which includes $100,000 of routine principal payments on debt from continuing operations, and $179,000 related to the purchase of treasury stock.  Financing activities also include $339,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $916,000 for the nine months ended September 30, 2009, which included $66,000 of routine principal payments related to continuing operations and $828,000 of routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe its operations are subject to seasonality.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in general when the following criteria have been met: persuasive evidence of an arrangement exists, a customer contract or purchase order exists and the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.  Allowances for sales returns, discounts and allowances are estimated and recorded concurrent with the recognition of the sale and are primarily based on historic return rates.

Revenues from the Company’s Security Segment are recognized when shipments are made or security monitoring services are provided, or for export sales, when title has passed. More specifically, revenue is recognized and recorded by our electronic surveillance equipment business and personal defense spray and related products business when shipments are made and title has passed. Revenue within of our wholesale security monitoring operation is recognized and recorded on a monthly basis as security monitoring services are provided to its dealers under cancellable contracts with terms generally for two (2) to twenty-four (24) months. Revenues are recorded net of sales returns and discounts.

The Company’s discontinued Digital Media Marketing Segment’s e-commerce division recognizes revenue and the related product costs for trial product shipments after the expiration of the trial period.  Marketing costs incurred by the e-commerce division are recognized as incurred. The online marketing division recognizes revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

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

Shipping and handling costs related to the Company’s Security Segment of $113,000 and $132,000 in the three months ended September 30, 2010 and 2009 and $362,000 and $414,000 for the nine months ended September 30, 2010 and 2009, respectively, are included in cost of revenues.  Prior year amounts, which were originally recorded in SG&A expenses, were reclassed to cost of revenues to conform to current presentation.

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did record impairment charges for certain nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value during the nine months ended September 30, 2010.  See Note 10. Asset Impairment Charges.

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at September 30, 2010	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$753	$753	$-	$-

(1)  This is the highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
(2)  Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued, including but not limited to interest rates, yield curves and principal-to principal markets.
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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $80,000 and $82,000 for the three months ended September 30, 2010 and 2009, respectively, and $227,000 and $226,000 for the nine months ended September 30, 2010 and 2009, respectively.  Maintenance and repairs are charged to expense as incurred and amounted to approximately $12,000 and $16,000 for the three months ended September 30, 2010 and 2009, respectively, and $19,000 and $26,000 for the nine months ended September 30, 2010 and 2009, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears.  Marketing costs in the Company’s Digital Media Marketing Segment, which consist of the costs to acquire new members for its e-commerce business, are expensed as incurred rather than deferred and amortized over the expected life of a customer. Prepaid advertising costs were $3,600 and $41,400 at September 30, 2010 and December 31, 2009, respectively.  Advertising expense was approximately $107,000 and $239,000 for the three months ended September 30, 2010 and 2009, respectively, and $440,000 and $718,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis for each of our reporting units as previously disclosed. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 of each year for its wholesale security monitoring operation business unit and as of June 30 of each year for its Digital Media Marketing Segment, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill at September 30, 2010 was $2.0 million and $7.9 million at December 31, 2009.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at September 30, 2010 and December 31, 2009, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$158	$178	$186	$211
Variable rate debt	2,220	2,227	2,734	2,738
Total	$2,378	$2,405	$2,920	$2,949

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $33,000 and $68,000 for the three months ended September 30, 2010 and 2009 and $103,000 and $197,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The compensation cost relating to share-based payment transactions is recognized as compensation expense on a straight-line basis over the vesting period of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense, including discontinued operations, was approximately $26,000 and $40,000 for the three months ended September 30, 2010 and 2009, respectively, and $60,000 and $93,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Nearly all of the Company’s debt at September 30, 2010, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at September 30, 2010. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $37,000 in 2010.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Dennis Raefield, our Chief Executive Officer ("CEO"), and Gregory Krzemien, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2010, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

Information regarding our legal proceedings can be found in Note 7. Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.   Risk Factors

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our operating losses for 2008 and 2009 were $10.9 million and $9.0 million, respectively.  Our operating loss for the nine months ending September 30, 2010 was $8.5 million, including the $4.6 million Arbitration Award to Mr. Paolino. We have been funding operating losses by divesting of our car washes and other non-core assets through third party sales.  Our capital requirements include working capital for daily operations, including purchasing inventory and equipment.  We had cash and cash equivalents of $4.9 million as of September 30, 2010.  We estimate that our cash balances will not be sufficient to pay our cash operating requirements through December 31, 2010 and the Second Payment of $2,310,000 due Mr. Paolino, unless we are successful in increasing our cash position through pending asset sales or otherwise raising additional capital.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price.  As of September 30, 2010, we had five remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $3.0 million to $3.3 million. Sales of three of the five car washes are pending, See Note 4. Business Acquisitions and Divestitures and Note 16. Subsequent Events, for a description of the three pending car wash sales.  Of the three pending car wash sales, the Company only expects two of the sales to close prior to December 31, 2010, which will result in approximately $1.5 million of net proceeds.  Our Texas warehouse is also listed for sale. We estimate the sale of the Texas warehouse will generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million.  Finally, on November 11, 2010 we entered into an agreement of sale for our Digital Media Marketing business with estimated proceeds of approximately $1.1 million.  The Company anticipates completing the sale of the Digital Media Marketing business prior to December 31, 2010.  To the extent that these pending sales do not occur by December 31, 2010 and we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may be forced to substantially reduce the scale of our operations and curtail our business plan.  If we do not pay the Second Payment of the Paolino settlement when due, Mr. Paolino will be able to foreclose on his collateral security consisting of one of the Company's car washes and the Company's defense spray business assets.  A foreclosure of the Company's defense spray business assets would be disruptive to the Company and will negatively impact its ability to become profitable.

Our common stock is not listed on a stock exchange and is traded on the OTCQB system of OTC Pink Market, Inc. The Company’s common stock was transferred from the NASDAQ Global Market to the OTCQB™ Marketplace on September 30, 2010.  The OTCQB™ market is operated by OTC Pink Market, Inc and is only available to Over-the-Counter (“OTC”) securities that are registered and fully reporting with the SEC or that report to banking or insurance regulators.  The Company’s common stock was delisted from the NASDAQ Global Market as a result of the Company not regaining compliance with the minimum $1.00 closing bid price rule of the NASDAQ.  OTC listed stocks  involve risks in addition to those associated with stocks  traded on the NASDAQ Global Market or the NASDAQ Capital Market (together “NASDAQ-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed Stocks.  Also, the values of OTC stocks may be more volatile than NASDAQ listed stocks.

Many of our customers’ spending for our products and services were negatively impacted by the 2008 recession, and  deterioration in the credit markets; our customers' spending may not recover at the same pace as the economy recovers.  Our customers’ reduced spending began in 2008 as a result of the recession, the credit crisis, declining consumer and business confidence, increased unemployment, and other challenges that affected the domestic economy.  Though the economy improved in 2009 and through the third quarter of 2010, the slow improvement has not resulted in our customers increasing their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchases through cash flow from operations or the incurrence of debt.  Additionally, many of our customers in our personal defense products division, our e-commerce division and our car wash operations depend on disposable personal income.  The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and the difficulty of businesses and individuals to obtain financing has continued to result in decreased spending by our customers.  During 2009, our revenues from continuing operations declined $2.2 million, or 10.6%, from our revenues from continuing operations in 2008.  Our revenues through the third quarter of 2010 have remained relatively unchanged from the reduced 2009 levels. To the extent our customers do not increase their spending in 2010, the reduced revenue level could have a material adverse effect on our operations.  If our revenues do not recover or there is a further deterioration in the economy, our results of operations, financial position, and cash flows will be materially adversely affected.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2009 as well as in the first nine months of 2010.  Although a portion of the reported losses in past years related to non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 31, 2009 was $10.95 million and our net loss for the first nine months ended September 30, 2010 was $16.6 million.  Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses.  Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010.  The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from the Company in the amount of $303,886 at September 30, 2010.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Our stock price has been, and likely will continue to be, volatile and an investment in our common stock may suffer a decline in value. The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:
•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	announcements regarding the disposition of all or a significant portion of the assets that comprise our Car Wash Segment, which may or may not be on favorable terms;
•	technological innovations or new commercial products developed by us or our competitors;
•	changes in our or our suppliers’ intellectual property portfolio;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	additions or departures of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

Our defense sprays use hazardous materials which, if not properly handled, would result in our being liable for damages under environmental laws.  Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the EPA. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition.  The EPA conducted a site investigation at our Bennington, Vermont facility in January 2008 and found the facility in need of remediation.  See Note 7.  Commitments and Contingencies.

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

Our monitoring business faces  continued competition and pricing pressure from other companies in the  industry and, if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.   We compete with a number of major domestic security monitoring companies, as well as a large number of smaller, regional competitors.  We believe that this competition is a factor in our customer attrition, limits our ability to raise prices, and, in some cases, requires that we lower prices.  Some of our monitoring competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities than we do.  In addition, opportunities to take market share using innovative products, services and sales approaches may attract new entrants to the field.  We may not be able to compete successfully with the offerings and sales tactic of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations.  Approximately 92% of the monitoring businesses’ recurring monthly revenue at September 30, 2010 was derived from customers located in California.  A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

Risks Related to our Discontinued Digital Media Marketing Segment

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

Our customer acquisition costs may increase significantly.  The customer acquisition cost of our business depends in part upon our ability to obtain placement on promotional Internet sites at a reasonable cost.  We currently pay for the placement of our products on third party promotional Internet sites by paying the site operators a fixed fee for each customer we obtain from the site (“CPA fee”).  The CPA fee varies over time, depending upon a number of factors, some of which are beyond our control.  One of the factors that determines the amount of the CPA fee is the attractiveness of our products and how many consumers our products draw to a promotional website.  Historically, we have used online advertising on promotional websites as the sole means of marketing our products.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on to our customers in the form of higher product prices.  Continuing increases in advertising costs could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on third parties to manufacture all of the products we sell within our e-commerce division, and if we are unable to maintain these manufacturing and product supply relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.  In addition, shortages of raw ingredients, especially for our Purity mineral cosmetic line, could affect our supply chain and impede current and future sales and net revenues.  All of our products are contract manufactured or supplied by third parties. The fact that we do not have long-term contracts with our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors’ products, including mineral-based products. If we are unable to obtain adequate supplies of suitable products because of the loss of one or more key vendors or manufacturers, our business and results of operations would suffer until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

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

Within our e-commerce division, we manufacture and market health and beauty consumer products that are ingestible or applied topically.  These products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.  We also may be vulnerable to product liability claims from their use. Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding the Company, brand or products, which could in turn harm our reputation and net sales.  Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetic companies based upon claims for injuries allegedly caused by the use of their products.  We currently maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate, with an umbrella policy which provides coverage of up to $25 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits.  Any judgment against us that is in excess of our policy limits would be paid from our cash reserves, which would reduce our capital resources.  Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2010	-	-	-	$1,226,000
August 1 to August 31, 2010	-	-	-	$1,226,000
September 1 to September 30, 2010	-	-	-	$1,226,000
Total	-	-	-

(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of September 30, 2010, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

Item 6.  Exhibits

(a)          Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Stock Purchase Agreement dated November 11, 2010, by and among Mace Security International, Inc., Linkstar Interactive, Inc., Linkstar Corporation, and Silverback Network, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

By:	/s/ Dennis R. Raefield
Dennis Raefield, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	November 15, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Stock Purchase Agreement dated November 11, 2010, by and among Mace Security International, Inc., Linkstar Interactive Inc., Linkstar Corporation, and Silverback Network, Inc.