Form 10-K
period 2010-12-31
MACE SECURITY INTERNATIONAL INC
filed 2011-03-30
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.01 per share

Name of each exchange on which registered: OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐              Accelerated filer ☐           Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant on June 30, 2010 was approximately $8,350,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers and directors of the Registrant on June 30, 2010 and (b) each stockholder that had informed registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2010.

The number of shares of Common Stock, par value $0.01 per share, of registrant outstanding as of March 21, 2011 was 15,735,725.

Mace Security International, Inc. and Subsidiaries
Form 10-K
Year Ended December 31, 2010

PART I
ITEM 1.              BUSINESS

GENERAL

Mace Security International, Inc. (the “Company” or “Mace”) was incorporated in Delaware on September 1, 1993.  Our operations are currently conducted through one segment, our Security operation.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include less-than-lethal Mace® defense sprays, intrusion fencing, access control, security cameras and security digital recorders. The Security Segment also owns and operates an Underwriters Laboratories (“UL”) listed monitoring center that monitors video and security alarms for approximately 400 security dealer clients with over 41,000 end-user accounts.  The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications.  Other products in our Security Segment are monitors, high-end digital and machine vision cameras and professional imaging components.  We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors and mass merchants.

We sold our Digital Media Marketing Segment in November 2010.  The Digital Media Marketing Segment sold consumer products on third party internet promotional sites and promotional sites which we owned.  We also sold third party products on the promotional sites that we owned.  The concepts for the products we sold were developed internally and were purchased from third party manufacturers.  We used a proprietary software marketing platform to sell the products on the internet promotional sites.

We formerly had a Car Wash Segment. At its largest, the Car Wash Segment consisted of fifty-seven car washes and five truck washes. As of December 31, 2010, we owned four remaining car washes, two of which were under separate Agreements for Sale. The sale of one of our car washes under an Agreement of Sale at December 31, 2010, the Lubbock, Texas car wash, was completed on March 8, 2011.  The sale of the other car wash under an Agreement of Sale is anticipated to close in the second quarter of 2011.

Our former Car Wash and Digital Media Marketing Segments have been classified as discontinued operations in the statements of operations and the statements of cash flows with the related assets and liabilities classified as assets and related liabilities held for sale in the December 31, 2010 balance sheet. The car wash operations and the digital media marketing operations are no longer reported as Segments of the Company.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”), can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Security Segment.  The Company’s Security Segment sells a wide variety of security products.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for approximately 400 security dealer clients having over 41,000 end-user accounts.  Among the products the Security Segment offers are:
•	electronic surveillance products, including analog, digital and IP cameras, digital video recorders, security monitors, and matrix switching equipment for video distribution;
•	electronic security products, including intrusion fencing, access control and GPS tracking devices;
•	advanced imaging devices used by manufacturers, including robotic camera dome systems, system controls, and consoles for system assembly markets;
•	defense sprays, including our less-than-lethal Mace® defense sprays;
•	personal defense items, including personal alarms, home security alarms, whistles, door jammers, window and door lock alarms, and the KinderGard® product line of childproof security locks;
•	security literature for the domestic and foreign financial community, state-of-the-art training videos, and crisis response materials; and
•	TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component products are selected and sourced by our operating and marketing staff in Fort Lauderdale, Florida.  The products are manufactured by overseas original equipment manufacturers (“OEM”).  Our electronic surveillance products and system components are warehoused and shipped from our facility in Farmers Branch, Texas.  Our defense sprays are manufactured by the Company in our Bennington, Vermont facility.  The KinderGard® product line is manufactured by a third party utilizing molds primarily owned by the Company.  Our defense sprays and the KinderGard® product line are packaged, warehoused, and shipped from our Bennington, Vermont facility. Our TG Guard® products are also assembled in our Bennington, Vermont facility.

Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, and by telephone orders.  We also sell our products through distributors, exhibitions at national trade shows, and advertisements in trade publications.

Discontinued Operations.  The Company, through its subsidiaries, owned four car washes as of December 31, 2010.   As of March 9, 2011, the Company owns three car washes, all of which are located in Texas.  The remaining car washes are all full service car washes, which provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.  One of the remaining car washes is subject to an Agreement of Sale and the sale is anticipated to close in the second quarter of 2011.

The Digital Media Marketing Segment was an e-commerce and online marketing business which had two business divisions: (1) e-commerce, the sale of products to consumers through promotional websites and (2) online marketing, which published promotional websites that offered our products and third party products for sale. This segment used proprietary technologies and software to sell products on the internet.  Linkstar, the e-commerce division, was sold on November 22, 2010. Promopath, which was not sold but was shut down, was an online marketer that located customers or leads for third party clients who hired Promopath.  The advertising clients who hired Promopath paid us based on a set fee per customer, prospect or lead acquired.  The online media marketing industry refers to the arrangement of acquiring customers, prospects or leads for advertisers on a fee basis per customer as the cost-per-acquisition (“CPA”) model.

BUSINESS STRATEGIES

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products.  For the year ended December 31, 2010, revenues from the Security Segment were $18.4 million.  The Company began selling electronic surveillance products and system components in August 2002. Revenues from electronic surveillance products and system components have grown from $373,000 of revenue in 2002 to $9.9 million in 2010. Growth has been principally achieved by acquiring businesses and through internal development of new products, as well as expanded advertising and marketing efforts.  During 2009, the Security Segment added intrusion fencing and access control and in 2010 introduced an updated video line to its product offerings. In the second quarter of 2009, the Security Segment acquired a UL listed monitoring center. The monitoring center monitors video and security alarms for approximately 400 security dealer clients which have over 41,000 end-user accounts. The wholesale alarm monitoring company offers our dealers an easy alternative for the monitoring of the video output of our products that the dealers install. By offering video monitoring, we hope to be able to increase the loyalty and number of our dealers.

The Company sells its defense sprays in the consumer market under its Mace® brand.  Defense sprays are sold in the law enforcement market under the brand name of TakeDown®.  The Mace Trademark Corporation, a subsidiary of the Company, manages the correct use of the Mace® trademark by the Company and Armor Holdings, Inc. (See also Trademarks and Patents, page 6).  Armor Holdings, Inc has the exclusive right to use the Mace® brand when selling aerosol defense sprays to the law enforcement market, pursuant to an agreement dated July 1998. We believe that the total domestic consumer defense spray market is approximately $18 million to $20 million in annual revenues and that the domestic law enforcement market is approximately $5 million in annual revenues.  Our newly developed Pepper Gel® has increased sales in Law Enforcement and Consumer markets. Pepper Gel® has a patent pending in the U.S. Patent and Trademark Office and in the European Union under the Patent Co-operation Treaty (PCT).

During the six months ended December 31, 2008 and throughout 2009 and 2010, we continued to implement cost savings measures, including a reduction in employees throughout the Company, and completed a consolidation of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas.  As part of this reorganization, we consolidated our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility and sold our Fort Lauderdale, Florida warehouse. Our professional security sales and administrative team has remained in Fort Lauderdale, Florida in a rented facility.  Our security catalog sales team was relocated to Florida in the rented facility. The goals of the reorganization were to align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations, such as warehousing, customer service, and accounting services, and streamline our organization structure and management team for improved long-term growth.

Operating Agreements and Acquisitions.  On April 30, 2009, the Company completed the purchase of all the outstanding common stock of Central Station Security Systems, Inc. (“CSSS”) from CSSS’s shareholders.  Total consideration for such purchase was approximately $3.7 million, which consisted of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, $951,000 of which is recorded in accrued expenses and other current liabilities at December 31, 2010, and the assumption of approximately $590,000 of liabilities.  CSSS, which was renamed Mace CS, is reported within the Company’s Security Segment, and is a national wholesale monitoring company located in Anaheim, California, with approximately 400 security dealer clients. Mace CS owns and operates a UL-listed monitoring center that currently services over 41,000 end-user accounts. Mace CS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods.  The acquisition of Mace CS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities, and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense.  The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of Mace CS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute for the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, trade name for $70,000, and a non-compete agreement for $50,000. Customer relationships, trade name and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively.

We regularly evaluate potential acquisitions for the Security Segment to determine if they provide an advantageous opportunity.  In evaluating potential acquisitions, we consider: (i) our cash position and the availability of financing at favorable terms; (ii) the potential for operating cost reductions; (iii) marketing advantages by adding new products or services to the Mace® brand name; (iv) market penetration of existing products or services; and (v) other relevant factors.

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

 Discontinued Operations

We acquired our car and truck washes between May 1999 and December 2000 and had reported their results as the Company’s Car Wash Segment.  From December 2005 to March 9, 2011, we sold all but three car washes.

We currently own three car washes as of March 9, 2011, all located in Texas. One of these remaining car washes is subject to an Agreement of Sale.  We are considering offers for our car washes and are evaluating offers based on whether the purchase price would be sufficient to retire all debt related to the car washes and provide sufficient capital for the growth of our Security Segment.

MARKETING

Our electronic surveillance products and components are marketed through several sales channels, such as catalogs, the internet, mass merchants and telephone orders. Our other products are sold through direct marketing, the use of distributors as well as exhibitions at national trade shows and advertisements in trade publications.

Our Mace® self defense sprays are available for purchase at mass merchant/department stores, gun shops, sporting goods stores, hardware stores, auto stores, convenience stores, drug stores and through the internet.  In the law enforcement market, our defense sprays, including Pepper Gel®, are sold through direct marketing, the use of independent sales representatives and distributors as well as at exhibitions at national trade shows and advertisements in trade publications.

We have a diverse customer base within the Security Segment with no single customer accounting for 10% or more of our consolidated revenues for the fiscal year ended December 31, 2010 or 2009.  We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

Our electronic surveillance products and system component requirements are established at our Fort Lauderdale, Florida facility and are manufactured principally in Korea, China, Taiwan, Israel and United Kingdom by OEMs. The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale to our warehouse in Farmers Branch, Texas.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility.  Defense spray products are manufactured on an aerosol filling machine. Most products are packaged in sealed, tamper-resistant "clamshells." KinderGard ®, a product line of childproof locks, and TG Guard®, an electronic tear gas security system, are primarily manufactured by unrelated companies and are assembled and packaged on-site at our Vermont facility.  There are numerous potential suppliers of the components and parts required in the production process.  We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, Inc., Amber International, Inc., and Springfield Printing, Inc.  In addition, we purchase for resale a variety of products produced by others, including whistles and window and door alarms.

COMPETITION

Our video systems and security products components face competition from many larger companies such as Sony, Panasonic, Security Equipment Corp., and others.   A number of these competitors have significantly greater financial, marketing, and other resources than us. Additionally, our foreign manufacturers of electronic surveillance products also sell directly to our customer base. We also compete with numerous well-established, smaller, local or regional firms.  Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

Our security monitoring company is in a highly competitive industry.  Monitoring accounts are difficult to obtain, as there is a natural resistance by dealers to move their end user accounts.  There are many national and local monitoring companies that compete aggressively on price.

There continues to be a number of companies marketing personal defense sprays to civilian consumers, such as Armor Holdings, Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations.  This segment experienced increased sales in aerosols in each of the three years ending December 31, 2010, 2009 and 2008. We attribute the increased sales to improved marketing, including improvements in our website, and development of new products such as our Mace Pepper Gun®, our Mace Pepper Gel®, our Hot Pink Mace Defense Spray™ and our Night Defender Pepper Gel Defense Spray™.

TRADEMARKS AND PATENTS

We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States and a non-exclusive license for sales to the consumer market worldwide.  We subsequently purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case®, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets.  We have patents pending for our new less-than-lethal gel products in the United States and also in several foreign jurisdictions.  We have recently obtained trademarks for Mace Pepper Gel® and have filed trademark applications for Hot Pink Mace Defense Spray™, Night Defender Pepper Gel Defense Spray™ and the Sportsman Scent System®. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit and have recently received a patent internationally for a non-irritant gel formulation.

In July 1998, in connection with the sale of our Law Enforcement Division, we transferred our Mace® brand trademark and all related trademarks, and a patent (No. 5,348,193) to our wholly-owned subsidiary, Mace Trademark Corp. The purchaser of our Law Enforcement division received a 99-year license to use the Mace® brand, certain other such trademarks and the patents in the law enforcement market only.

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

GOVERNMENT REGULATION/ENVIRONMENTAL COMPLIANCE

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

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2010.

The United States Attorney for the District of Vermont (the “U.S. Attorney”) conducted an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment charging the Company and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc. and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc., to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011. In addition to the Company incurring $83,000 in legal expenses in 2010 relating to this matter, the Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay a $100,000 Fine as part of the Plea Agreement.

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

RESEARCH AND DEVELOPMENT

The staff in our Fort Lauderdale, Florida facility determines the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2010 or 2009.

INSURANCE

We maintain various insurance policies for our assets and operations.  These policies provide property insurance including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated companies. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009 through May 2010. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate, but no earlier than the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit in the amount of $303,886 at December 31, 2010.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

Our electronic surveillance products are manufactured in Korea, China, Taiwan, United Kingdom and Israel. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations.  Approximately 11.2%, (or $2.1 million) and 3.6%, (or $676,000) of the 2010 and 2009 revenues, respectively, from our ongoing Security Segment were derived from customers outside of the United States.

EMPLOYEES

As of March 21, 2011, we had approximately 197 employees, of which approximately 88 were employed in our discontinued car wash business, 94 employed in the Security Segment, 13 in our corporate accounting, finance, marketing and information technology departments, and two in executive management.  None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

For more information about the Company, please visit our website at www.mace.com. Our electronic filings with the SEC (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

ITEM 1A.          RISK FACTORS

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our net losses for 2009 and 2010 were $11.0 million and $18.1 million, respectively.  Our net loss for 2010 of $18.1 million included the $4.6 million Arbitration Award to Mr. Paolino and $7.4 million of non-cash impairment charges largely related to our discontinued Digital Media Marketing Segment. We have been funding operating losses by divesting of our car washes and other non-core assets through third party sales.  Our capital requirements include working capital for daily operations, including purchasing inventory and equipment.  We had cash and cash equivalents of $2.6 million as of December 31, 2010.  We estimate that our cash balances will not be sufficient to pay our cash operating requirements through December 31, 2011 unless we are successful in increasing our cash position through pending asset sales or otherwise raising additional capital. The Company plans to raise working capital through a rights offering approved by the Company’s Board of Directors, See Note 2. Liquidity.  The current economic climate has made it more difficult to sell our remaining car washes as it is more difficult for buyers to finance the purchase price.  A car wash was sold on March 8, 2011 and the sale of one of the three remaining car washes is pending, See Note 4. Business Acquisitions and Divestitures and Note 21. Subsequent Events, for a description of the car wash sale and pending sales. As of March 21, 2011, we had three remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million.  Our Texas warehouse is also listed for sale. We estimate the sale of the Texas warehouse will generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million.  To the extent that these pending sales do not occur during the second or third quarter of 2011 and to the extent we lack cash to meet our future capital needs, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  If we are unable to raise additional capital, we may be forced to substantially reduce the scale of our operations and curtail our business plan.

Our common stock is not listed on a stock exchange and is traded on the OTCQB system of OTC Market, Inc. The Company’s common stock was transferred from the NASDAQ Global Market to the OTCQB™ Marketplace on September 30, 2010.  The OTCQB™ market is operated by OTC Market, Inc. and is only available to Over-the-Counter (“OTC”) securities that are registered and fully reporting with the SEC or that report to banking or insurance regulators.  The Company’s common stock was delisted from the NASDAQ Global Market as a result of the Company not regaining compliance with the minimum $1.00 closing bid price rule of the NASDAQ.  OTC listed stocks involve risks in addition to those associated with stocks traded on a national exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on national exchanges.  Also, the values of OTC stocks may be more volatile than stocks listed on a national exchange.

Many of our customers’ spending for our products and services continued to be negatively impacted by the 2008 recession, and  deterioration in the credit markets; our customers' spending may not recover at the same pace as the economy recovers.  Our customers’ reduced spending began in 2008 as a result of the recession, the credit crisis, declining consumer and business confidence, increased unemployment, and other challenges that affected the domestic economy.  Though the economy improved slightly in 2009 and 2010, the slow improvement has not resulted in our customers increasing their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchases through cash flow from operations or the incurrence of debt.  Additionally, many of our customers in our electronic surveillance equipment and our personal defense products divisions depend on disposable personal income.  The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and the difficulty of businesses and individuals to obtain financing has continued to result in decreased spending by our customers.  During 2010, our revenues from continuing operations declined $196,000, or 1%, from our revenues from continuing operations in 2009.  To the extent our customers do not increase their spending in 2011, the reduced revenue level could have a material adverse effect on our operations.  If our revenues do not recover or there is a further deterioration in the economy, our results of operations, financial position, and cash flows will be materially adversely affected.

We have reported net losses in the past.  If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2010.  Although a portion of the reported losses in past years related to the Arbitration Award to Mr. Paolino and related legal costs expended, non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 2010 was $18.1 million.  Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverage for our assets and operations.  These coverages include property coverage including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses.  Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010.  The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from the Company in the amount of $303,886 at December 31, 2010.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Our stock price has been, and likely will continue to be, volatile and an investment in our common stock may suffer a decline in value. The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:
•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	announcements regarding the disposition of the remaining assets that comprise our former Car Wash Segment, which may or may not be on favorable terms;
•	technological innovations or new commercial products developed by us or our competitors;
•	changes in our or our suppliers’ intellectual property portfolio;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	additions or departures of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

The loss of our distributorship for Sony Electronics’ Visual Imaging Products will adversely impact the sales within our high-end digital and machine vision camera operation, IVS. IVS recorded total net revenues of $4.6 million for the year ended December 31, 2010 of which approximately 60% of the net revenues were derived from the sale of Visual Imaging Products of Sony Electronics, Inc. (“Sony Products”). We have been notified by Sony Electronics, Inc. that our distributorship for Sony Products will end on March 27, 2011. If we are unable to replace Sony Products sales with other sales, the net revenues of our IVS business will decline. We are considering alternatives, such as selling the IVS business and obtaining other products to sell.

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

The businesses that manufacture our electronic surveillance products are located in foreign countries, making it difficult to recover damages if the manufacturers fail to meet their obligations.  Our electronic surveillance products and many non-aerosol personal protection products are manufactured on an OEM basis. Most of the OEM suppliers we deal with are located in Asian or European countries and are paid a significant portion of an order in advance of the shipment of the product. If any of the OEM suppliers defaulted on their agreements with the Company, it would be difficult for the Company to obtain legal recourse because of the suppliers’ assets being located in foreign countries.

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

Our defense sprays use hazardous materials which, if not properly handled, would result in our being liable for damages under environmental laws.  Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the EPA. If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition.  The EPA conducted a site investigation at our Bennington, Vermont facility in January 2008 and found the facility in need of remediation.  See Note 18.  Commitments and Contingencies.

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

Our monitoring business can lose customers due to customers' cancelling land-line telecommunications services.  Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations.  In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, some customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land-lines to alternatives may mean more existing customers will cancel service with us. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

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

Enactment of these measures could adversely affect our future business and operations. For example, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services. In addition, our costs to service affected accounts could increase.

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations.  Approximately 92% of the monitoring businesses’ recurring monthly revenue at December 31, 2010 was derived from customers located in California.  A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

At March 21, 2011, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.      PROPERTIES

Our corporate headquarters is located in Horsham, Pennsylvania and the office of our Chief Executive Officer is in Walnut Creek, California. We rent approximately 5,000 square feet of space at a current annual cost of approximately $116,000 in Horsham, Pennsylvania and approximately 800 square feet of space plus use of common areas at a current annual cost of approximately $51,000 in Walnut Creek, California.

Security Segment Properties.  The operations of our electronic surveillance product operations are located in Fort Lauderdale, Florida and Farmers Branch, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Our wholesale security monitoring operation is located in Anaheim, California.

The Company’s Security Segment leases manufacturing and office space in Bennington, Vermont under a lease between Vermont Mill and the Company.  The lease, as extended, expires on November 14, 2011.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company entered into a Lease Extension Agreement on December 20, 2010 to extend the lease through November 14, 2011 at a monthly rate of $11,315 and to provide an option to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $129,857 and $135,318 for the years ended December 31, 2010 and 2009, respectively.

On December 4, 2009, we sold our Fort Lauderdale, Florida building for cash consideration of $1.6 million.  We had purchased the Fort Lauderdale, Florida building in June 2004.  The Fort Lauderdale, Florida building had housed the administrative and sales staff of the Security Segment’s electronic surveillance products division. With the sale of this property, we lease 7,358 square feet of office space in Fort Lauderdale, Florida for the administrative and sales staff located in the Fort Lauderdale, Florida area. This lease is for a three year term expiring on December 31, 2012 at a current rate of $7,143 per month. The lease also provides for a two year renewal option through December 31, 2014.

We own a 45,000 square foot facility in Farmers Branch, Texas that was purchased in August 2004.  The facility is used to warehouse our electronic surveillance products and our high end camera products. Additionally, in the fourth quarter of 2008, we consolidated the inventory of our Fort Lauderdale, Florida based electronic surveillance equipment operation into our Farmers Branch, Texas facility. The Farmers Branch, Texas facility is secured by a first mortgage loan in the amount of $552,510 at December 31, 2010.

In connection with our 2009 acquisition of CSSS, our wholesale security monitoring operation, we lease 10,044 square feet of office space in Anaheim, California for our administrative staff and monitoring operations. The lease is for a four year term expiring on July 31, 2013 at a current lease rate of $16,370 per month. The lease also provides for two five year renewal options through July 31, 2023.

Car Wash Properties.   As of December 31, 2010, we owned three and leased one car wash facility. As of March 21, 2011, we own two and lease one car wash facility.  Our remaining car wash facilities are reported under Discontinued Operations and are being held for sale.  We have sold 45 car wash facilities and five truck washes since December 31, 2005. The locations of our car washes and the services offered at the locations are in the chart below.

Locations (1)	Type of Car Wash	Number of Facilities as of December 31, 2010 (2)	Number of Facilities as of March 21, 2011 (3)

Dallas, Texas Area	Full Service	3	3

Lubbock, Texas	Full Service	1	-

(1)
All of our locations are owned, except for one location in the Dallas, Texas area which is leased. The Lubbock, Texas location was sold on March 8, 2011. (See Note 4. Business Acquisitions and Divestures and Note 21. Subsequent Events)

(2)
Our locations also offer other consumer products and related car care services, such as professional detailing services (currently offered at three locations), oil and lubrication services (currently offered at three locations), gasoline dispensing services (currently offered at two locations), state inspection services (currently offered at three locations), and merchandise store sales (currently offered at three locations).

(3)	One Dallas, Texas area location is subject to an Agreement of Sale. It is anticipated that the sale of this location will be consummated in the second quarter of 2011.

Certain of our car washes are encumbered by first mortgage loans.  Of the four car washes owned or leased by us at December 31, 2010, two properties and related equipment with a net book value totaling $3.7 million secured first mortgage loans totaling $1.4 million and two properties with a net book value totaling $810,000 million were not encumbered.

ITEM 3.         LEGAL PROCEEDINGS

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and $2,310,000 on December 29, 2010.  With Mace’s final payment under the settlement agreement, all legal actions between Mr. Paolino and the Company have been dismissed with prejudice and mutual releases between the Company and Mr. Paolino became effective. As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer (the “Arbitration Awards”).  The Arbitration Awards were confirmed on October 8, 2010 by the Court of Common Pleas of Philadelphia County.  As of the quarter ended March 31, 2010, the Company recorded an accrual of $4,500,000 million for the payment of the Arbitration Awards, increased to $4,600,000 in the quarter ended June 30, 2010. The Court also ruled that Mr. Paolino had until December 8, 2010 to exercise 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino's termination.  These stock options were not exercised by Mr. Paolino by December 8, 2010 and accordingly expired and became null and void.

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2010.

The U.S. Attorney conducted an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment in the Federal District Court for the District of Vermont charging the Company and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont.  The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc. and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc., to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing and two additional installments of $33,000 each,  at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011.  The Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay a $100,000 Fine as part of the Plea Agreement.

The Company is a party to various other legal proceedings related to its normal business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

Additional information regarding our legal proceedings can be found in Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 (a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock was traded on the NASDAQ Global Market through September 30, 2010 and since September 30, 2010 our stock has been quoted on the OTCQB system of OTC Market, Inc. under the trading symbol "MACE."  Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by Nasdaq through September 30, 2010 and by the OTCQB system after September 30, 2010.

	HIGH	LOW

Year Ended December 31, 2009
First Quarter	$0.91	$0.61
Second Quarter	$1.29	$0.65
Third Quarter	$1.19	$0.89
Fourth Quarter	$1.24	$0.68
Year Ended December 31, 2010
First Quarter	$1.24	$0.75
Second Quarter	$0.96	$0.56
Third Quarter	$0.63	$0.41
Fourth Quarter	$0.45	$0.24
Year Ended December 31, 2011
First Quarter, through March 21, 2011	$0.55	$0.34

The closing price for our common stock on June 30, 2010 was $0.60.  For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares.  However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.  For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 21, 2011 we had 93 stockholders of record and approximately 2,600 beneficial owners of our common stock. We did not pay dividends in the preceding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business.  Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

For information regarding our equity compensation plans, See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(c) Recent Sales of Unregistered Securities

None

(d) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2010	-	$-	-	$1,226,000
November 1 to November 30, 2010	-	$-	-	$1,226,000
December 1 to December 31, 2010	-	$-	-	$1,226,000
Total	-	$-	-

(1)
On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of December 31, 2010, 747,860 shares had been repurchased under this program at a cost of approximately $774,000.

ITEM 6.         SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, and as such is not required to present the information under this Item.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the two years in the periods ended December 31, 2010 and 2009, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. The Forward- Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include less-than-lethal Mace® defense sprays, intrusion fencing, access control, security cameras and security digital recorders. The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for approximately 400 security dealer clients with over 41,000 end-user accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the year ended December 31, 2010 for the Security Segment were comprised of approximately 22% from our professional electronic surveillance operation, 7% from our consumer direct home and small business electronic surveillance operations, 25% from our machine vision camera and video conferencing equipment operation, 29% from our personal defense and law enforcement aerosol operation in Vermont, and 17% from our wholesale security monitoring operation in California.

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

Discontinued Operations

Digital Media Marketing

The Company’s Board of Directors committed to a plan to divest of the Digital Media Marketing Segment and, on November 11, 2010, the Company entered into a Stock Purchase Agreement to sell the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. On November 22, 2010, we sold Linkstar Corporation for a sale price of $1.1 million to Silverback Network, Inc. (the “Purchaser”). Under terms of the Stock Purchase Agreement, the Purchaser paid $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds will be released to the Company in six months provided there are no unsatisfied indemnity claims under the Stock Purchase Agreement. The results of the Digital Media Marketing Segment’s operations have been classified as assets held for sale and liabilities related to assets held for sale in our balance sheet at December 31, 2010, and as discontinued operations in our statements of operations and our statements of cash flows.  Our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. At December 31, 2010, the results of operations of our previously owned Digital Media Marketing operations are reported as discontinued operations; and accordingly, have been segregated from the revenue and expense discussions below.

Linkstar, the e-commerce division, was a direct-response product business that developed, marketed and sold products directly to consumers through the internet. We reached our customers predominantly through online advertising on third-party promotional websites. Linkstar also marketed products on promotional websites operated by Promopath, our online marketing division. Promopath, our online affiliate marketing company, secured customer acquisitions or leads for advertising clients principally by using promotional internet sites that offer free gifts.

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2010 were approximately $5.9 million, consisting of $5.7 million, or 97%, from our e-commerce division and $172,000, or 3%, from our online marketing division.

Cost of revenues within the Digital Media Marketing Segment consisted primarily of amounts we pay to website publishers that are directly related to revenue-generating events, including the cost to enroll new members, fulfillment and warehousing costs, including direct labor and related taxes, fringe benefits and e-commerce product costs. Promopath’s largest expense is the purchasing of internet addresses to which it sends its promotional pages.

Car Wash Services

At December 31, 2010, we owned or leased four full service car wash locations in Texas which are reported as discontinued operations (see Note 5. of the Notes to Consolidated Financial Statements); and accordingly, have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company secured by mortgages on the truck washes. The $920,000 note, which has a balance of $832,000 at December 31, 2010, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

Results of Operations for the Two Years Ended December 31, 2010 and 2009

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	70.0	69.9
Selling, general and administrative expenses	52.0	68.3
Arbitration award	25.1	-
Depreciation and amortization	3.2	3.0
Asset impairment charges	2.6	2.5
Operating loss	(52.9)	(43.7)
Interest expense, net	(0.2)	(0.0)
Other income	-	-
Loss from continuing operations before income taxes	(53.1)	(43.7)
Income tax expense	(0.2)	-
Loss from continuing operations	(53.3)	(43.7)
Loss from discontinued operations, net of tax	(45.1)	(15.2)
Net loss	(98.4)%	(58.9)%

Revenues

Security

Revenues were approximately $18.4 million and $18.6 million for the years ended December 31, 2010 and 2009, respectively.  Of the $18.4 million of revenues for the year ended December 31, 2010, $3.9 million, or 22%, was generated from our professional electronic surveillance operations, $1.3 million, or 7%, from our consumer direct home and small business electronic surveillance operations, $4.6 million or 25%, from our high-end digital and machine vision cameras and professional imaging components operation, $5.4 million, or 29%, from our personal defense and law enforcement aerosol operations in Vermont, and $3.2 million, or 17%, from our wholesale security monitoring operation in California acquired on April 30, 2009. Of the $18.6 million of revenues for the year ended December 31, 2009, $4.7 million, or 25%, was generated from our professional electronic surveillance operation, $2.5 million, or 14%, from our consumer direct home and small business electronic surveillance operation, $4.1 million or 22% from our high-end digital and machine vision cameras and professional imaging components operation, $5.0 million, or 27%, from our personal defense and law enforcement aerosol operation in Vermont and $2.3 million, or 12%, from our wholesale security monitoring operation.

Overall revenues within the Security Segment remained constant in 2010, despite increases in revenues from our wholesale security monitoring operation acquired in April 2009, our existing Vermont personal defense operation and from our machine vision operation.  Revenues decreased in our consumer direct electronic surveillance division and our professional electronic surveillance operation.  The combined $1.9 million, or 26%, decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by low housing construction starts.  Our Vermont personal defense operations sales increased approximately $328,000, or 7%, from 2009 to 2010, with an increase noted in the sale of aerosol and non-aerosol products and TG Guard systems. Additionally, the Company’s machine vision camera and video conferencing equipment operations experienced an approximate $473,000, or 12%, increase in sales in 2010 over 2009, largely as a result of a focus on vertically integrating products, selling more system solutions, combined with increased sales in international markets.

Cost of Revenues

Security

Costs of revenues were $12.9 million and $13.0 million or 70% of revenues for 2010 and 2009, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2010 and 2009 were $9.6 million and $12.7 million, respectively.  SG&A expenses as a percentage of revenues decreased to 52% in 2010 as compared to 68% for 2009. The reduction in SG&A costs were the result of implementation of corporate wide cost savings measures in 2008 through 2010, including a significant reduction in employees throughout the entire Company.  The cost savings were partially realized from a reduction in costs with the consolidation of our security division’s surveillance equipment warehouse operations into our Farmers Branch, Texas facility, as well as the consolidation of customer service, accounting services, and other administrative functions within these operations.  SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $1.3 million, or 30%, partially as a result of our consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  In addition to these cost savings measures, we noted a reduction in stock option non-cash compensation expense from continuing operations from approximately $115,000 in 2009 to $66,000 in 2010.  SG&A expenses also include legal costs related to the recently settled arbitration proceedings with Mr. Paolino of approximately $344,000 and $798,000 for 2010 and 2009, respectively, and $224,000 and $163,000 of severance cost related to employee reductions in 2010 and 2009, respectively.  Finally, in May 2010, the Company adjusted a contingent purchase price payout related to its April 2009 acquisition of the Company’s wholesale monitoring operation originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $582,000 and $567,000 for 2010 and 2009, respectively. The increase in depreciation and amortization expense in 2010 was principally related to amortization expense on the CSSS acquired intangible assets.

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

Continuing Operations

In assessing goodwill for impairment, we first compare the fair value of our final reporting unit containing goodwill, our wholesale monitoring business, with its net book value. We estimate the fair value of the reporting unit using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of this reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting unit was being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units.

•
Income Approach: To determine fair value, we discounted the expected cash flows of the reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge.

The allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009,  June 30, 2010 and December 31, 2010. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at December 31, 2010. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Based on the Company’s April 30, 2010 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 5% to 6% to an annual recurring revenue growth ratio of 3% to 4%, without a corresponding decrease in operating expenses, would result in an approximate $500,000 impairment charge.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility.  Certain of our administrative and sale staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building, which we listed for sale with a real estate broker.  We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000.  We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and additional impairment charges totaling $210,000 in 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property.  On December 4, 2009, the Company sold the Fort Lauderdale, Florida building, subject to an Agreement of Sale entered into on October 5, 2009, and recorded a loss of $107,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Discontinued Operations

As noted in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sale price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million.  Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Finally, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010.  We have determined that, due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographic in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year.  We updated our forecasted cash flows of these reporting units during the second quarter of each year.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009 and June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value at both measurement dates.  With the noted potential impairment at June 30, 2009 and June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million at June 30, 2009 and $2.8 million at June 30, 2010, which were less than the recorded value of goodwill at these respective dates. Accordingly, we recorded impairments to write down goodwill of this reporting unit by $1.0 million and $3.1 million at June 30, 2009 and June 30, 2010, respectively. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the accompanying consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

Interest Expense, Net

Interest expense, net of interest income, for the years ended December 31, 2010 and 2009 was $51,000 and $7,000, respectively. The increase in net interest expense is due to an increase in interest expense of approximately $14,000 and a reduction in interest income of approximately $30,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2010.

Other Income

Other income was $5,000 and $0 for 2010 and 2009, respectively.

Income Taxes

We recorded income tax expense of $30,000 and $0 for the years ended December 31, 2010, and 2009, respectively. Income tax expense (benefit) reflects the recording of income taxes on loss before income taxes at effective rates of approximately (0.3)%, and (0)% for the years ended December 31, 2010 and 2009, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $3.8 million in 2010 and $3.4 million in 2009 with a total valuation allowance of $22.2 million at December 31, 2010 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s sale of its remaining Car Wash operations, and the ultimate extent of growth in the Company’s Security Segment.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2010 were approximately $5.9 million, consisting of $5.7 million from our e-commerce division and $172,000 from our online marketing division.  Revenues within our Digital Media Marketing Segment for the year ended December 31, 2009 were approximately $9.7 million, consisting of $9.6 million from our e-commerce division and $21,000 from our online marketing division.  The reduction in revenues within our e-commerce division of approximately $4.0 million is principally related to a reduction in sales in our Purity by Mineral Science cosmetic product line, our ExtremeBriteWhite teeth whitening product, and our cross sell revenue with third-party companies. Additionally, in May 2010, many credit card companies implemented restrictive controls over customer data in response to legislation which negatively impacted our cross sell revenue.  Finally, our ExtremeBriteWhite product sales were negatively impacted during the second and third quarter of 2010 as a result of one of our credit card processors discontinuing the processing of payments for this product.

Cost of revenues within our Digital Media Marketing Segment was approximately $4.7 million, or 79% of revenues, for the year ended December 31, 2010 and approximately $6.9 million, or 72% of revenues, for the year ended December 2009.  The decrease in cost is due to a decline in new member acquisitions, partially offset by an increase in average CPA marketing expense for ExtremeBriteWhite customers.  CPA marketing expense is recognized at the time a new member is acquired.

Car Wash Services

Revenues within the car wash operations for the year ended December 31, 2010 were $5.1 million as compared to $10.6 million for the same period in 2009, a decrease of $5.5 million or 52%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes and reduced car wash volumes in the Texas market. Overall car wash volumes declined by 252,000 cars, or 60%, in 2010 as compared to 2009, largely related to the closure and divestiture of 11 car wash locations in Texas since January 2009.  Additionally, the Company experienced a slight decrease in average car wash and detailing revenue per car from $17.89 in 2009 to $17.38 in 2010.

Cost of revenues within the car wash operations were $4.6 million, or 91% of revenues, and $6.6 million or 88% of revenues, for the years ended December 31, 2010 and 2009, respectively.  The increase in cost of revenues as a percent of revenues in 2010 as compared to 2009 was the result of the reduction in car wash volumes and a slight increase in cost of labor as a percentage of car wash and detailing revenues.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $2.6 million at December 31, 2010.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 20.0% at December 31, 2010 and 8.4% at December 31, 2009. Our business requires a substantial amount of capital, most notably to fund our losses.  We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock. Our debt covenants with J.P. Morgan Chase Bank, N.A. require us to maintain a total unencumbered cash and marketable securities balance of $1.5 million.

As of December 31, 2010, we had working capital of approximately $7.0 million.  Working capital was approximately $16.6 million at December 31, 2009.  Our positive working capital decreased by approximately $9.6 million from December 31, 2009 to December 31, 2010, principally due to the payment of $4.6 million for the Paolino arbitration award and from our 2010 net loss. As described in Note 18.  Commitments and Contingencies, the Company and Mr. Paolino settled the various legal actions they had filed against each other in exchange for the Company paying Mr. Paolino $2,300,000 on November 1, 2010 and $2,310,000 on December 29, 2010.

The Company funded a portion of the payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”).  The loan which had an original maturity date of March 28, 2011 was extended to April 28, 2011.   The loan was payable in two installments of $675,000 each upon the closing of each of two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. The Company expects to pay the remaining balance owed plus accrued interest from the proceeds generated by the sale of a Dallas, Texas area car wash that is under an agreement of sale and expected to close in the second quarter of 2011. Merlin is a fund managed by Ancora Advisors, a subsidiary of the Ancora Group.  Richard Barone, a Company director, is Chairman of the Ancora Group.  The loan bears interest at a rate of 12% per annum, and is secured by second liens on the Dallas, Texas area car wash and a security interest in the trade name “Mace”.  As part of the consideration for the financing, Merlin was also granted a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The Warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011.  The exercise price of the Warrant will be adjusted lower to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20.  The warrants were accounted for under the equity method with the Black-Scholes fair value of the warrants of $63,274 recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount will be charged to interest expense over the three month maturity period of the loan with an offsetting credit to the loan balance.

The Company plans to raise working capital through a rights offering or other sale of securities. On December 23, 2010, the Board of Directors of the Company approved a plan to prepare a rights offering to purchase shares of the Company’s common stock (the “Rights Offering”). On March 25, 2011, the Company and Ancora Securities, Inc. ("Ancora") executed a Placement Agent and Dealer-Manager Agreement, under which Ancora will act as the placement agent for the planned Rights Offering. The basic terms of the Rights Offering being prepared is for each stockholder to be given the right to purchase three shares of common stock for each share of common stock owned as of the record date, at an exercise price to be established by the Company.  The record date and exercise price will be determined and set by the Board of Directors at a later date near the date of the mailing of the prospectus for the Rights Offering.  All new shares issued under the Rights Offering will be registered under the Securities Act of 1933, as amended (the “Securities Act”).  We have also entered into a Securities Purchase Agreement dated March 25, 2011 ("Securities Purchase Agreement") with Merlin, a hedge fund which is under common control with Ancora.  In accordance with the Securities Purchase Agreement, Merlin and up to three assignees of Merlin, will purchase $4,000,000 of our common stock, valued at the per share exercise price used in the Rights Offering at the conclusion of the Rights Offering.  There are conditions to Merlin's obligation to purchase, including: (i) that the Rights Offering occur; (ii) the stock sold to Merlin is registered under the Securities Act; and (iii) the Company expand its Board of Directors to seven persons with the two vacancies created by the expansion to be filled with individuals acceptable to Merlin. The Company is currently preparing a registration statement to register the Rights Offering stock and the stock to be sold to Merlin.  Richard Barone, a member of our Board of Directors, is a controlling owner of Ancora Securities, Inc and Ancora Advisors, LLC.  Ancora Advisors, LLC is the manager of Merlin.

The Rights Offering is expected to be made to stockholders in the first half of 2011.  This disclosure of the Rights Offering does not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of any securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

We have been funding our losses through the sale of assets.  In 2010, we generated $3.1 million in cash from the sale of assets, including $990,000 from the sale of Linkstar and $2.1 million from the sale of four car washes, net of related mortgages.  As of December 31, 2010, we had four remaining car washes for sale, two of which were under agreements of sale (See Note 4. Business Acquisitions and Divestitures and Note 21. Subsequent Events). A car wash was sold on March 8, 2011 with the sale of one of the three remaining car washes pending.  As of March 21, 2011, we had three remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. We also listed our Texas warehouse for sale in August, 2010 with a real estate broker, which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 million to $1.2 million.

To the extent we do not reduce the current negative cash flow from operations of approximately $250,000 per month or generate sufficient cash from the sale of assets, we may not have sufficient cash to operate.  To the extent we lack cash to meet our future capital and cash operating requirements, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  We estimate that our cash balances will not be sufficient to pay our estimated cash operating requirements through December 31, 2011 unless we are successful in increasing our cash position through the above noted asset sales or raising additional capital through the sale of securities. There can be no assurance that adequate pending asset sales will take place prior to December 31, 2011 or that we will be successful in selling our securities. If we are unable to raise additional capital, we will need to substantially reduce the scale of operations and curtail our business plans. Additionally, we will not have sufficient funds to meet capital expenditures and cash operating requirements through the next twelve months and will not comply with our debt covenants with JP Morgan Chase, unless we can increase sales and reduce the current levels of negative cash flow from operations as per the Company’s business plan, complete the pending sale of assets and/or raise additional cash from securities sales. Also see Item 1A. Risk Factors above for Risks Related to Our Business and Common Stock.

If we generate cash from the successful sale of our remaining Car Wash operations and our Texas warehouse as planned, our current cash and short-term investment balance at December 31, 2010 of $2.6 million and the cash proceeds from these asset sales will be sufficient to meet our future capital expenditure and operating funding needs through at least the next twelve months and will allow us to continue to satisfy our debt covenant requirement with Chase.

One of our short-term investments in 2008 was in a hedge fund, the Victory Fund, Ltd.  The Victory Fund, Ltd. was a "Ponzi" scheme operated by Arthur Nadel.  Mr. Nadel has been criminally convicted and a receiver was appointed to recover assets of the hedge fund on behalf of its investors.  We invested $2.0 million in the Victory Fund and were repaid $1.0 million through a redemption on November 5, 2008.  We recorded a charge of $2.2 million as an investment loss at December 31, 2008, which included $1.2 million that was reported by the hedge funds as profit on the initial investment.  If we recover any of the $1.0 million initial investment loss, such amounts will be recorded as recoveries in future periods when received.

Capital expenditures for our Security Segment and our corporate division were $348,000 and $430,000 for the years ended December 31, 2010 and 2009, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations and our Digital Media Marketing business, were $13,000 and $64,000 for the years ended December 31, 2010 and 2009, respectively.  We estimate capital expenditures for the Security Segment at approximately $150,000 to $200,000 for 2011, principally related to technology and facility improvements for warehouse production equipment.

We intend to continue to expend cash for the purchasing of inventory as we grow and introduce new video surveillance and access control products in 2011 and in years subsequent to 2011.  We anticipate that inventory purchases will be funded from cash collected from sales and working capital.  At December 31, 2010, we maintained a $500,000 revolving credit facility with Chase to provide financing for additional video surveillance and access control product inventory purchases and for issuance of commercial letters of credit.

The amount of capital that we will spend in 2011 and in years subsequent to 2011 on all of our businesses is largely dependent on the profitability of our businesses. During the six months ended December 31, 2008, throughout 2009, and into 2010, we implemented Company-wide cost savings measures, including a reduction in employees throughout the entire Company, and completed a consolidation and reorganization of our Security Segment’s electronic surveillance equipment operations in Fort Lauderdale, Florida and Farmers Branch, Texas at December 31, 2008.  Our goals of the reorganization were to better align our electronic surveillance equipment sales teams to achieve sales growth, gain efficiencies by sharing redundant functions within our security operations, such as warehousing, customer service, and administrative services, and to streamline our organizational structure and management team for improved long-term growth.  During the twelve months ending December 31, 2010, we incurred approximately $224,000 in severance costs from employee reductions.

During January 2008, the EPA conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill.  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont, that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the president of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2010.

The U.S. Attorney conducted an investigation of the Company relating to possible violations of the RCRA at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment charging the Company and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont.  The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc. and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc., to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011. In addition to the Company incurring $83,000 in legal expenses in 2010 relating to this matter, the Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay a $100,000 Fine as part of the Plea Agreement.

The Company is a party to various other legal proceedings related to its ordinary business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

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

Debt Capitalization and Other Financing Arrangements

At December 31, 2010, we had borrowings, including capital lease obligations, of approximately $3.5 million. We had two letters of credit outstanding at December 31, 2010, totaling $307,566, as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit.  There were five commercial letters of credit outstanding for inventory purchases under the revolving credit facility at December 31, 2010 totaling $399,000.

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

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions, and the requirements to fund the growth of our security business.  In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions.  If the Company was unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.5 million, would become payable on demand by the financial institution.  There can be no assurance that debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions at favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2010, including capital lease obligations, debt related to discontinued operations, and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$3,341	$2,165	$1,016	$160	$-
Capital lease obligations	128	58	70	-	-
Minimum operating lease payments	2,359	846	993	462	58
	$5,828	$3,069	$2,079	$622	$58

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$399	$399	$-	$-	$-
Standby letters of credit (4)	308	308	-	-	-
	$707	$707	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $93,000.

(3)
The Company maintains a $500,000 line of credit with Chase. There were five commercial letters of credit outstanding for inventory purchases under this line of credit at December 31, 2010 totaling $399,000.

(4)	Outstanding letters of credit of $308,000 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $10.2 million for the year ended December 31, 2010.  Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $9.8 million, partially offset by $66,000 of non-cash stock-based compensation charges from continuing operations, $583,000 of depreciation and amortization expense and $485,000 of other intangible asset impairment charges. Cash was also impacted by an increase in accounts receivable of $444,000, a decrease in accounts payable and accrual expenses of $886,000, and a decrease in inventory of $974,000.

Net cash used in operating activities totaled $3.7 million for the year ended December 31, 2009. Cash used in operating activities in 2009 was primarily due to a net loss from continuing operations of $8.1 million, which included $115,000 in non-cash stock-based compensation charges, $567,000 of depreciation and amortization expense and $462,000 of goodwill and asset impairment charges.  Cash was also impacted by an increase in accounts receivable of $487,000, a decrease in inventory of $1.5 million and an increase in accounts payable and accrued expenses of $2.0 million.

Investing Activities.  Cash provided by investing activities totaled approximately $3.8 million for the year ended December 31, 2010, which includes cash provided by investing activities from discontinued operations of $3.0 million related to the sale of four car wash sites and Linkstar Corporation from our former Digital Media Marketing Segment in the year ended December 31, 2010.  Investing activity also included capital expenditures of $348,000 related to ongoing operations and proceeds from short-term investments of $1.1 million.

Cash used in investing activities totaled approximately $5.2 million for the year ended December 31, 2009, which includes cash used in investing activities from discontinued operations of $6.1.  Investing activity in 2009 also included capital expenditures of $430,000 related to ongoing operations and $1.9 million related to the acquisition of CSSS.

Financing Activities.  Cash provided in financing activities was approximately $681,000 for the year ended December 31, 2010, which includes $1.4 million of borrowings, largely related to a $1.35 million short term note with Merlin, $136,000 of routine principal payments on debt from continuing operations, and $178,000 related to the purchase of treasury stock.  Financing activities also include $448,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $1.5 million for the year ended December 31, 2009, which included $93,000 of routine principal payments related to continuing operations and $1.0 million of routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe that its operations are subject to seasonality.

Summary of Critical Accounting Policies

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

The Company’s discontinued Digital Media Marketing Segment’s e-commerce division recognized revenue and the related product costs for trial product shipments after the expiration of the trial period.  Marketing costs incurred by the e-commerce division were recognized as incurred. The online marketing division recognized revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company did record impairment charges for certain of these assets during the years ended December 31, 2010 and 2009.  See Note 19. Asset Impairment Charges.

Accounts Receivable

The Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts.  Accounts which are outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed uncollectible. Any payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide either irrevocable confirmed letters of credit or cash advances.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method for security and e-commerce products.  Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers.  Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. The Company continually, and at least on a quarterly basis, reviews the book value of slow moving inventory items, as well as discontinued product lines, to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation.  If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis for each of our reporting units as previously disclosed. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of April 30 of each year for its wholesale security monitoring operation business unit or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not materially exposed to market risk arising from fluctuations in foreign currency exchange rates, commodity prices, or equity prices.

Nearly all of the Company’s debt at December 31, 2010, including debt related to discontinued operations, is at variable rates. Substantially all of our variable rate debt obligations are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2010. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $24,000 in 2010.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and Consolidated Financial Statements are included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of Dennis R. Raefield, the Company’s Chief Executive Officer (the “CEO”) and Gregory M. Krzemien, Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”)) as of December 31, 2010.  Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and the CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting.

During the Company’s last quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.
PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Position
John C. Mallon	75	Director, Chairman of the Board
Dennis R. Raefield	63	Director, President and Chief Executive Officer
Gerald T. LaFlamme	71	Director
Richard A. Barone	68	Director
Michael E. Smith	55	Director

All of Mace’s directors serve for terms of one year each until their successors are elected and qualified.  All of the above directors were elected on June 18, 2010.

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

John C. Mallon has served as a director since December 14, 2007 and as Chairman of the Board since May 20, 2008. From 1994 to the present, Mr. Mallon has been the Managing Director of Mallon Associates (an investment bank and broker specializing in the security industry).  From 1994 to 2006, Mr. Mallon was the Editor and Publisher of Mallon’s Security Investing and Mallon’s Security Report (financial newsletters tracking more than 250 public security companies).  Mr. Mallon is a director of and Chairman of the Audit Committee of Good Harbor Partners Acquisition Corporation (a public special purpose acquisition corporation focusing on acquisitions in the global security market).  Mr. Mallon is a director of and Chairman of the Board of IBI Armored Services, Inc. (a privately held national armored trucking, and money processing company). Mr. Mallon is also an attorney admitted to practice in the states of New York and Connecticut and before the United States Federal Court.

Gerald T. LaFlamme has served as a director since December 14, 2007. From May 20, 2008 to August 18, 2008, Mr. LaFlamme served as interim Chief Executive Officer of the Company. From 2004 to the present, Mr. LaFlamme has been President of JL Development Company, Inc. (a real estate development and consulting company).  From 2001 to 2004, Mr. LaFlamme was Senior Vice President and CFO of Davidson Communities, LLC (a regional home builder).  From 1978 to 1997, Mr. LaFlamme was Area Managing Partner for Ernst & Young, LLP, and a predecessor accounting firm in San Diego, CA.  Mr. LaFlamme is a director and Chairman of the Audit Committee of Arlington Hospitality Inc.  On August 31, 2005, Arlington Hospitality Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Mr. LaFlamme was a director of Arlington Hospitality Inc.

Richard A. Barone has served as a director since March 31, 2009. From 2001 to present, Mr. Barone has been Chairman of the Executive Committee for the Ancora Group of Companies.  The Ancora Group of Companies includes Ancora Advisors LLC, Ancora Capital Inc., Ancora Securities Inc, the Ancora Mutual Funds, and the Ancora Foundation.  Mr. Barone also oversees or manages a variety of investment strategies for the Ancora Group, selected clients and the Ancora Group’s Hedge Fund, Merlin Partners, LP.  Ancora Securities, Inc. is registered as a broker/dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), formerly known as the NASD. Mr. Barone is Chairman of the Cleveland State University Foundation, Trustee of Cleveland State University, Director of Hospice of the Western Reserve, Director of Brentwood Hospital, Director of Stephan Company, and Chairman of Evergreen Expedition Group.

Michael E. Smith has served as a director since June 18, 2010. From 2003 to the present, Mr. Smith has been an Independent Consultant and Managing and Founding Partner of Chesterbrook Growth Partners, a consulting organization focused on providing strategic and operational advice to small to medium size firms in the security, RFID, auto-identification and electronic components industries. From 2001 to 2002, Mr. Smith was the President and Chief Executive Officer of Checkpoint Systems, Inc., a New York Stock Exchange listed company in the security, auto-identification and electronic components industries, having $650 million in sales during the 2001 to 2002 period.

EXECUTIVE OFFICERS

The individuals below are the current Executive Officers and were the Executive Officers during 2010, except for Robert M. Kramer whose last day as an employee of the Company was February 12, 2010.

Name	Age	Position
Dennis R. Raefield	63	President and Chief Executive Officer
Robert M. Kramer	58	Executive Vice President, General Counsel and Secretary
Gregory M. Krzemien	51	Chief Financial Officer and Treasurer

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

CORPORATE GOVERNANCE

Audit Committee and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. LaFlamme, Chairman, Smith, and Barone. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Nasdaq Global Market listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934.  The Board of Directors has determined that Mr. LaFlamme, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. The Charter of the Audit Committee is posted on our website at www.mace.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the SEC, within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2010 were made on a timely basis, except that a Form 4 filing related to certain stock options granted to Mr. Krzemien in April 2010, due within two business days of the receipt of the stock options, was filed late.

Code of Ethics and Corporate Governance

The Company has adopted a Code of Ethics and Business Conduct for directors, officers (including the chief executive officer, chief financial officer, and employees. The Code of Ethics and Business Conduct is posted on our website at www.mace.com.

The Board of Directors has adopted Corporate Governance Guidelines. Stockholders are encouraged to review the Corporate Governance Guidelines at our website at www.mace.com for information concerning the Company’s governance practices. Copies of the charters of the committees of the Board are also available on the Company’s website.

Nominating Committee

The Nominating Committee is composed of independent directors.  The Nominating Committee is currently composed of Messrs. Barone, Chairman, LaFlamme and Mallon.  The charter of the Nominating Committee is available for inspection on the Company’s web site, www.mace.com, under the heading of Investor Relations. The Nominating Committee considers candidates for Board membership suggested by its members, other Board members and management. The Nominating Committee has authority to retain a search firm to assist in the identification of director candidates. In selecting nominees for director, the Nominating Committee considers a number of factors, including, but not limited to:

•
whether a candidate has demonstrated business and industry experience that is relevant to the Company, including recent experience at the senior management level (preferably as chief executive officer or in a similar position) of a company as large or larger than the Company;

•	the candidate’s ability to meet the suitability requirements of all relevant regulatory agencies;
•	the candidate’s ability to represent interests of the stockholders;
•	the candidate’s independence from management and freedom from potential conflicts of interest with the Company;
•	the candidate’s financial literacy, including whether the candidate will meet the audit committee membership standards;
•	whether a candidate is widely recognized for his or her reputation, integrity, judgment, skill, leadership ability, honesty and moral values;
•	the candidate’s ability to work constructively with the Company’s management and other directors; and
•	the candidate’s availability, including the number of other boards on which the candidate serves, and his or her ability to dedicate sufficient time and energy to his or her board duties.

During the process of considering a potential nominee, the Committee may request additional information concerning, or an interview with, the potential nominee.

The Nominating Committee will also consider recommendations by stockholders of nominees for directors to be elected at the Company’s Annual Meeting of Stockholders, if they are received on or before January 15 of the year of the meeting or at an earlier date as may be determined and disclosed by the Company. In evaluating nominations received from stockholders, the Committee will apply the same criteria and follow the same process used to evaluate candidates recommended by members of the Nominating Committee. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company at the Company’s offices at 240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044.

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to, or on behalf of the Named Executive Officers for the years ended December 31, 2010 and 2009.

				Option	All Other
Name and Principal			Bonus	Awards	Compensation
Position	Year	Salary $	($)	($)(2)	($)(3)	Total

Dennis R. Raefield
President and Chief	2010	$375,000	$-	$53,020	$27,454	$455,474
Executive Officer	2009	$375,000	$-	$26,520	$32,059	$433,579

Robert M. Kramer
Executive Vice	2010	$84,436	$-	$-	$969	$85,405
President, General	2009	$230,000	$-	$8,587	$8,400	$246,987
Counsel and Secretary

Gregory M. Krzemien
Chief Financial Officer	2010	$230,000	$-	$5,012	$8,400	$243,412
and Treasurer	2009	$230,000	$-	$8,587	$8,400	$246,987

(1)
The Company (i) granted no restricted stock awards and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal years ended December 31, 2010 and 2009. Additionally, the Company has never issued any stock appreciation rights (SARs).

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, including the impact of estimated forfeitures, for the fiscal years ended December 31, 2010 and 2009, for all existing stock option awards and thus include amounts from awards granted in and prior to 2010. Assumptions used in the calculation of this amount are included in Note 3 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2010.

(3)
Mr. Raefield received a car at a lease cost of $791 per month beginning in August 2008. Additionally, Mr. Raefield is entitled under his employment agreement to receive payment of certain life and disability insurance premiums and funding of certain health reimbursement plans which totaled $17,962 and $22,567 in 2010 and 2009, respectively. Mr. Krzemien and Mr. Kramer (until the end of his employment on February 12, 2010), received car allowances of $700 per month in 2010 and 2009.

Dennis R. Raefield Employment Agreement

Dennis R. Raefield serves as the Company’s President and Chief Executive Officer under an Employment Contract dated July 29, 2008 and expiring on August 18, 2011 (the “Raefield Employment Agreement”).  Mr. Raefield’s base salary is $375,000 annually.  As a one-time incentive to execute the Raefield Employment Agreement, Mr. Raefield was paid $50,000 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract.

In accordance with the Raefield Employment Agreement, Mr. Raefield received an option grant on July 30, 2008 exercisable into 250,000 shares of common stock at an exercise price of $1.50 per share (the “First Option”).  The First Option was issued fully vested.  On July 26, 2009, Mr. Raefield received a second option grant exercisable for 250,000 shares (the “Second Option”).  The Second Option vests over two years, with the first 125,000 option shares vesting 12 months from the date of grant and the second 125,000 option shares vesting 24 months from the date of grant.  The Second Option grant fully vests upon a change of control of the Company.

The Raefield Employment Agreement also provides that Mr. Raefield and the Company are required to develop a mutually acceptable annual bonus plan for Mr. Raefield within forty-five (45) days from the date of the Employment Agreement.   No annual bonus plan was agreed upon for 2010.  The Compensation Committee implemented a formal 2009 Incentive Plan for the CEO based on benchmarks of achieved earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended 2009.  Based on the Company’s results for 2009, Mr. Raefield did not receive any payments under the 2009 Incentive Plan. The Raefield Employment Agreement further provides that Mr. Raefield can be terminated by the Board of Directors for cause without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without cause, upon a payment of two times Mr. Raefield’s current annual base salary.

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

Gregory M. Krzemien Employment Agreement

Mace currently employs Gregory M. Krzemien as its CFO and Treasurer as an employee at will under the Krzemien Agreement dated March 23, 2010.  Mr. Krzemien's current annual base salary is $230,000, plus a $700 per month car allowance.  The Krzemien Agreement also provided Mr. Krzemien with an option grant to purchase 50,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $0.93, the market price of the Company's common stock on the date of the option grant.  The option is to vest in three equal annual installments on the anniversary dates of the Krzemien Agreement.  Under the Krzemien Agreement, Mr. Krzemien is not entitled to any change of control payment, but is entitled to a severance payment equal to six months of his base salary if he is terminated without “Good Cause,” as defined in the Krzemien Agreement.  Mr. Krzemien is also entitled to the six month severance payment if he resigns due to the Company materially changing his duties as Chief Financial Officer, relocating his office more than 25 miles from its present location or reducing his annual base salary.  As defined, “Good Cause” to terminate Mr. Krzemien without a severance payment generally exists if Mr. Krzemien fails to perform his duties and does not cure such failure within thirty days of being notified of the failure, or commits certain other enumerated actions which harm the Company.

From February 12, 2007 through February 12, 2010, Mr. Krzemien was employed under an Employment Contract (the “Former Krzemien Employment Agreement”).  In accordance with the Former Krzemien Employment Agreement, Mr. Krzemien received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the market price at the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008, and one-third on February 12, 2009.

Under the Former Krzemien Employment Agreement, Mr. Krzemien would have received a one-time retention payment equal to Mr. Krzemien’s then annual base compensation (currently $230,000) upon the occurrence of both: (a) a change of control of the Company and (b) Louis D. Paolino, Jr. ceasing to be CEO of the Company (this event occurred on May 20, 2008).  If Mr. Krzemien’s employment was terminated during the term of the Former Krzemien Employment Agreement without cause or if the Company breached the Former Krzemien Employment Agreement, Mr. Krzemien would have been entitled to an additional one-time payment equal to Mr. Krzemien’s then annual base compensation. The total amount of both the retention payment and termination payment was $460,000.

Mr. Krzemien receives a monthly car allowance of $700, which began in February 2007, and the Company’s standard medical and other employee benefits.

Robert M. Kramer Employment Agreement

Mace employed Robert M. Kramer as its Executive Vice President, General Counsel and Secretary during 2009 through February 12, 2010 under an Employment Contract dated February 12, 2007 and expiring on February 12, 2010 (the “Kramer Employment Agreement”). The Company’s Compensation Committee obtained a compensation study from Compensation Resources, Inc. prior to entering into the Kramer Employment Agreement. The initial base salary under the Kramer Employment Agreement was $230,000. In accordance with the Kramer Employment Agreement, Mr. Kramer received an option grant for 60,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $2.73, the market price at the close of market on the date of grant. The options were granted on February 12, 2007. The options vested one-third on the date of the grant, one-third on February 12, 2008 and one-third on February 12, 2009.

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

Mr. Kramer received a monthly car allowance of $700 through February 2010, the date of his termination, and the Company’s standard medical and other employee benefits. Mr. Kramer was prohibited against competing with the Company during his period of employment and for a three-month period following termination of employment.

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

(1)   Cause is defined in the Raefield Employment Agreement as “(a) Employee committing against the Company fraud, gross misrepresentation, theft or embezzlement, (b) Employee’s conviction of any felony (excluding felonies involving driving a vehicle), (c) Employee’s material intentional violations of Company policies, or (d) a material breach of the provisions of the Raefield Employment Agreement, including specifically the failure of Employee to perform his duties after written notice of such failure from the Company.”  The Raefield Employment Agreement provides that Mr. Raefield can be terminated by the Board of Directors for Cause, without any severance or other payment.  The Board of Directors can also terminate Mr. Raefield without Cause, upon a payment of two times Mr. Raefield’s then current annual base salary.  The termination payment is calculated based on Mr. Raefield’s base salary of $375,000 as of December 31, 2010.
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

   (4)  Assumes exercise of all in-the-money stock options for which vesting accelerated at $0.39 per share (the closing price of the Company’s common stock on December 31, 2010).
   (5) The payment is due Mr. Krzemien if he is terminated without “Good Cause.”  “Good Cause” in the Krzemien Agreement exists, if any of the following occur: (i)  Employee’s refusal to perform his duties or other obligations under this Agreement, or Employee’s intentional or grossly negligent conduct causing material harm to the Company as determined by the Company, on fifteen (15) days notice after the Company has provided Employee written notice of such failure to perform and Employee has failed to cure the unsatisfactory performance, if capable of cure, within thirty (30) business days; or (ii)  Employee’s conviction of a felony, or a misdemeanor involving moral turpitude, or Employee’s engaging in conduct involving dishonesty toward the Company or its customers, or engaging in conduct that could damage the reputation or good will of the Company, whether or not occurring in the workplace; or (iii)  Employee’s death, or inability with reasonable accommodation to perform his duties under this Agreement because of illness or physical or mental disability or other incapacity which continues for a period of 120 consecutive days, as determined by a medical doctor; or (iv)  If Employee engages in any type of discrimination, harassment, violence or threat thereof, or other behavior toward other employees of the Company, or any of its subsidiaries or toward third parties or employees of a third party; (v)  alcohol abuse and/or use of controlled substances during employment hours, or a positive test for use of controlled substances that are not prescribed by a medical doctor; or (vi)  gross negligence or willful misconduct with respect to the Company, or any of its affiliates or subsidiaries; or (vii)  on fifteen (15) days notice for any other material intentional breach of this Agreement or the Company’s Employee Manual by Employee not cured within 30 days after Employee’s receipt of written notice of the same from the Company.

Grants of Stock Options

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2010.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards per Share	Grant Date Fair Value of Stock and Option Awards
Dennis R. Raefield	-	-	-	-
Gregory M. Krzemien	April 7, 2010	50,000	$0.93	$28,640

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

On April 7, 2010, as part of the Krzemien Agreement, the Compensation Committee awarded Mr. Krzemien an option grant to purchase 50,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $0.93, the market price of the Company’s common stock on the date of the option grant. The option grant is to vest in three equal annual installments on the anniversary dates of the Krzemien Agreement. The Black- Scholes value of the awarded option grant is $28,640.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2010, including the number of exercisable and un-exercisable stock options as of December 31, 2010 by grant.  No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Dennis R. Raefield	(2)	15,000		-	1.94	1/8/2008	1/8/2018
	(3)	250,000		-	1.50	7/30/2008	7/30/2018
	(4)	125,000	(4)	125,000	0.97	7/28/2009	7/28/2019

Gregory M. Krzemien		50,000		-	1.38	3/30/2001	3/30/2011
		37,500		-	2.36	4/4/2002	4/4/2012
		150,000		-	1.32	7/14/2003	7/14/2013
		50,000		-	5.35	11/19/2004	11/19/2014
		60,000		-	2.40	3/23/2006	3/23/2016
		60,000		-	2.73	2/12/2007	2/12/2017
		40,000		-	1.44	3/25/2008	3/25/2018
		-	(5)	50,000	0.93	4/7/2010	4/7/2020

Robert M. Kramer (1)		50,000		-	1.38	3/30/2001	3/30/2011
		37,500		-	2.36	4/4/2002	4/4/2012
		150,000		-	1.32	7/14/2003	7/14/2013
		37,500		-	4.21	11/2/2004	11/2/2014
		75,000		-	5.35	11/19/2004	11/19/2014
		75,000		-	2.40	3/23/2006	3/23/2016
		60,000		-	2.73	2/12/2007	2/12/2017
		40,000		-	1.44	3/25/2008	3/25/2018
(1)	Fully vested option.
(2)	Fully vested options granted to Mr. Raefield during the period Mr. Raefield served as a Director.
(3)	Fully vested options granted to Mr. Raefield as part of Mr. Raefield being hired as the Company’s President and Chief Executive Officer.
(4)	Options granted on July 28, 2009 vest 125,000 shares on July 28, 2010 and 125,000 shares on July 28, 2011.
(5)	Options granted on April 7, 2010 vest 16,667 shares on April 7, 2011, 16,667 shares on April 7, 2012 and 16,666 shares on April 7, 2013.

DIRECTOR COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Directors, other than Mr. Raefield, for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total

John C. Mallon	$27,500	$-	$-	$27,500

Mark S. Alsentzer	$21,000	$-	$-	$21,000

Gerald T. LaFlamme	$27,500	$-	$-	$27,500

Richard A. Barone	$29,500	$-	$-	$29,500

Michael E. Smith	$15,125	$2,915	$-	$18,040

(1)	Mark S. Alsentzer served on the Board of Directors until the election of our new Director, Michael E. Smith, at the Annual Meeting of Stockholders on June 18, 2010.
(2)
The aggregate options outstanding at December 31, 2010 were as follows: John C. Mallon, 45,000 options; Gerald T. LaFlamme, 45,000 options; Richard A. Barone, 30,000 options; and Michael E. Smith, 15,000 options. Assumptions used in the calculation of these amounts are included in Note 3 to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2010.  The amounts in this column reflect the dollar amount recognized, in accordance with GAAP for share-based payments, for financial reporting purposes for the fiscal year ended December 31, 2010. There were no options granted to non-employee directors in 2010, except for Mr. Smith’s initial grant of 15,000 options upon his election to the Board of Directors on June 18, 2010. Options granted to non-employee directors in 2008 were for services on the Board for 2008 and 2009. Options granted to non-employee directors in 2009 were for services on the Board for 2010.

For the year 2010, the Board of Directors approved of the following fees to be paid to directors who are not employees of the Company with respect to their calendar year 2010 service: a $15,000 annual cash retainer fee to be paid in a lump sum; a $1,000 fee to each non-employee director for each Board or Committee meeting attended in person; a $500 fee to each non-employee director for each Board or Committee meeting exceeding thirty minutes in length attended by telephone.  Additionally, a grant of 15,000 options at the close of market on December 18, 2009 for services on the Board for 2010 were granted to each non-employee director, except for Mr. Smith who was granted 15,000 options upon his election to the Board of Directors on June 18, 2010. The grants vested immediately.

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

The following table sets forth certain information regarding the Company’s Stock Option Plans and warrants as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

1993 Stock Option Plan	18,959	$3.11	56,999

1999 Stock Option Plan	3,133,415	$2.09	3,867,788

Total of both Equity Compensation Plans approved by stockholders	3,152,374	$2.07	3,924,787

Equity compensation plans not approved by stockholders	314,715	$0.20	N/A

Total	3,467,089	$1.92	3,924,787

Beneficial Ownership

 The following beneficial ownership table sets forth information as of February 28, 2011 regarding ownership of shares of Mace common stock by the following persons:

•	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the SEC;
•	each director of Mace;
•	each Named Executive Officer; and
•	all directors and executive officers of Mace, as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of February 28, 2011 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)

Lawndale Capital Management, LLC	1,638,382	(2)	10.3%
591 Redwood Highway, Suite 2345
Mill Valley, CA 94941

Ancora Group (3)	1,905,515	(3)	11.9%
One Chagrin Highlands
2000 Auburn Drive, Suite 300
Cleveland, Ohio 44122

Louis D. Paolino, Jr.	1,040,958	(4)	6.6%
2626 Del Mar Place
Fort Lauderdale, Florida 33301

Nantahala Capital Management, LLC	788,700	(5)	5.0%
100 First Stamford Place, 2nd Floor
Stamford, CT 06902

Gregory M. Krzemien	489,417	(6)	3.0%

Michael E. Smith	15,000	(7)	*

Dennis R. Raefield	401,000	(8)	2.5%

Richard A. Barone	197,000	(9)	1.3%

John C. Mallon	55,000	(10)	*

Gerald T. LaFlamme	45,000	(11)	*

All current directors and executive officers as a group (6 persons)	1,202,417	(12)	7.2%

* Less than 1% of the outstanding shares of Mace common stock.
 (1)    Percentage calculation is based on 15,735,725 shares outstanding on February 28, 2011.
 (2)   According to their Schedule 13D Amendment 8 filed with the SEC on November 30, 2009, consists of 1,638,382 shares to which Lawndale Capital Management, LLC (“Lawndale”) has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew E. Shapiro and Diamond A Partners, L.P. (“Diamond”).  Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership.  Mr. Shapiro is the sole manager of Lawndale.  Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale.  Diamond has shared voting and dispositive power with respect to 1,415,110 shares of the Company.
(3)    According to information provided by the Ancora Group, which includes The Ancora Group, Inc., Ancora Capital, Inc.; Ancora Securities, Inc., the main subsidiary of Ancora Capital, Inc.; Ancora Advisors, LLC, Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, LP an investment limited partnership; and various owners and employees of the aforementioned entities have aggregate beneficial ownership of 1,905,515 shares, including warrants issued to Merlin Partners, LP to purchase 314,715 shares of Mace common stock. Ancora Securities, Inc. is registered as a broker/dealer with the SEC and FINRA.  Ancora Advisors, LLC is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940, as amended.  The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, and Ancora MicroCap Fund, are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Mr. Richard Barone, a director of the Company, is the controlling shareholder of The Ancora Group, Inc., which is the parent company of Ancora Advisors, LLC, and Ancora Securities, Inc.  Mr. Barone owns approximately 5% of Merlin Partners, LP and 20% of The Ancora  Group and is Chairman of and has an ownership interest in the various Ancora Funds.  Ancora Advisors, LLC has the power to dispose of the shares owned by the investment clients for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds.  Ancora Advisors, LLC, disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities, Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares.  Ancora Securities, Inc. disclaims beneficial ownership of such shares.  Each of the entities named have disclaimed membership in a Group within the meaning of Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated thereunder in Schedule 13D Amendment 5 as filed with the SEC.  The 1,905,515 aggregate shares listed for the Ancora Group are represented as owned beneficially, as follows: (a) 470,000 by the Ancora Mutual Funds for which Mr. Barone is a portfolio manager; (b) 1,078,800 by investment clients of Ancora Advisors, LLC, over which shares Ancora Advisors LLC has the power of disposition by virtue of an Investment Management Agreement (Ancora Advisors, LLC has disclaimed beneficial ownership of such shares); (c) 42,000 by owners/employees of Ancora Group, including Richard A. Barone; and (d) 314,715 warrants issued to Merlin Partners, LP to purchase Mace common stock.

(4)    Includes options to purchase 150,000 shares.
(5)   The 788,700 shares listed for Nantahala Capital Management, LLC are owned beneficially according to Schedule 13G filed with the SEC on February 3, 2011.
(6)    Includes options to purchase 464,167 shares.
(7)    Includes options to purchase 15,000 shares.
(8)    Includes options to purchase 390,000 shares.
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
(12)  See Notes 1 and 6 through 11 above.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease, as extended, expires on November 14, 2011.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company entered into a Lease Extension Agreement on December 20, 2010 to further extend the lease through November 14, 2011 at a monthly rate of $11,315 and provides an option to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $129,857 and $135,318 for the years ended December 31, 2010 and 2009, respectively.

The Company funded a portion of the payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”).  The loan which had an original maturity date of March 28, 2011 was extended to April 28, 2011.   The loan was payable in two installments of $675,000 each upon the closing of each of two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. The Company expects to pay the remaining balance owed plus accrued interest from the proceeds generated by the sale of a Dallas, Texas area car wash that is under an agreement of sale and expected to close in the second quarter of 2011. Merlin is a fund managed by Ancora Advisors, a subsidiary of the Ancora Group.  Richard Barone, a Company director, is Chairman of the Ancora Group.  The loan bears interest at a rate of 12% per annum, and is secured by second liens on the Dallas, Texas area car wash and a security interest in the trade name “Mace”.  As part of the consideration for the financing, Merlin was also granted a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The Warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011.  The exercise price of the Warrant will be adjusted lower to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20.

The Company’s Audit Committee Charter, Section IV.E (vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E (iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Messrs. LaFlamme, Barone, and Smith. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines.  The Corporate Governance Guidelines provide that a majority of the Company’s directors should be independent, as defined in Section 3.14 of the Company’s ByLaws. Section 3.14 of the Company’s ByLaws is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The Board has determined that Messrs. LaFlamme, Mallon, Barone and Smith are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $274,997 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2010, and for the review of the financial statements included in Mace’s Quarterly Reports on Form 10-Q filed for each calendar quarter of 2010. The Company was billed $361,193 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2009, and for the review of the financial statements included in Mace’s Quarterly Reports on Form 10-Q for each calendar quarter of 2009.

Tax Fees. The Company was billed $49,961 and $63,771 for tax compliance services rendered by Grant Thornton LLP during 2010 and 2009, respectively.  The services aided the Company in the preparation of federal, state and local tax returns.

All Other Fees.  The Company did not incur any other fees from Grant Thornton LLP during 2010 or 2009.

Other Matters.  The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s registered public accountants, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors.  One hundred percent of auditing services and permitted non-audit services in 2009 and 2010 were pre-approved by the Audit Committee. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairman to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

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

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the SEC and are incorporated herein by this reference):

*3.3	Amended and Restated Bylaws of Mace Security International, Inc.
*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB)

*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB)

*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K)
*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3)
*10.1	1993 Non-Qualified Stock Option Plan (1)
*10.2	Trademarks (1)
*10.3	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999) (3)
*10.4
Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31. (Exhibit 10.124 to the December 31, 1999 Form 10-KSB dated March 29, 2000)

*10.5
Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, one additional amendment which is substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc., is not being filed). (Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001)

*10.6
Modification Agreement between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004). (Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001)

*10.7
Term Note dated November 6, 2001 between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000. (Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001)

*10.8
Master Lease Agreement dated June 10, 2002 between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002)

*10.9
Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002)

*10.10
Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003)

*10.11
Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50. (Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004)

*10.12
Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash - Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.) (Exhibit 10.158 to the December 31, 2004 Form 10-K dated March 12, 2004.)

*10.13
Amendment to Credit Agreement dated April 27, 2004, effective March 31, 2004 between Mace Security International, Inc., and Bank One Texas, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, four Additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc. Mace Security Products Inc. and Eager Beaver Car Wash, Inc., are not being filed) (Exhibit 10.159 to the March 31, 2004 Form 10-Q dated May 5, 2004)

*10.14
Modification Agreement between the Company , its subsidiary, Colonial Full Service Car Wash,  Inc., and Bank One, Texas, N.A. in the original amount of $984,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement, are not being filed in the original amounts of $2,216,000 (extended to August 20, 2009) and $380,000 (extended to October 6, 2009)). (Exhibit 10.167 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.15
Promissory Note dated September 15, 2004 between the Company, its subsidiary, Mace Security Products, Inc.,  and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004)

*10.16
Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000. (Exhibit 10.179 to the December 31, 2005 Form 10-K dated July 14, 2006)

Form 8-K dated March 6, 2006) +
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

*10.27
Amendment to Credit Agreement dated December 21, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Security Products, Inc. and Colonial Full Service Car Wash, Inc., are not being filed). (Incorporated by reference as Exhibit 10.27 to the December 31, 2009 Form 10-K dated March 24, 2010).

*10.28
Line of Credit Note dated December 12, 2009 between the Company, its subsidiary, Mace Security Products, Inc., and JP Morgan Chase Bank N.A. in the amount of $500,000.  (Incorporated by reference as Exhibit 10.28 to the December 31, 2009 Form 10-K dated March 24, 2010).

*10.29
Letter Agreement of Employment dated March 23, 2010 between Mace Security International, Inc. and Gregory M. Krzemien. (3) (Incorporated by reference as Exhibit 10.29 to the December 31, 2009 Form 10-K dated March 24, 2010).

*10.30
Stock Purchase Agreement dated November 11, 2010, by and among Mace Security International, Inc., Linkstar Interactive, Inc., Linkstar Corporation, and Silverback Network, Inc. (Exhibit 10.1 to the September 30, 2010 Form 10-Q filed November 15, 2010).

10.31	Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000 and related Security Agreement and Common Stock Purchase Warrant.
10.32
Line of Credit Note in the amount of $500,000 and related Amendment to Credit Agreement dated December 17, 2010 between the Company, its subsidiary, Mace Securities Products, Inc., and JP Morgan Chase Bank N.A.

10.33	Securities Purchase Agreement dated March 25, 2011, between the Company and Merlin Partners, LP.
10.34	Placement Agent and Dealer-Manager Agreement dated March 25, 2011, between the Company and Ancora Securities, Inc.

11	Statement Regarding Computation of Per Share Earnings.
*14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)
21	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Corporate Governance Guidelines dated October 16, 2007 (Exhibit 99.1 to the October 16, 2007 8-K dated October 16, 2007)

*Incorporated by reference to the exhibit indicated in parentheses.
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

DATED the 30 day of March, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dennis R. Raefield	President, Chief Executive Officer	March 30, 2011
Dennis R. Raefield.	and Director
(Principal Executive Officer)

/s/ Gregory M. Krzemien	Chief Financial Officer	March 30, 2011
Gregory M. Krzemien	and Treasurer
(Principal Financial Officer and
Principle Accounting Officer)

/s/John C. Mallon	Chairman of the Board	March 30 2011
John C. Mallon

/s/Richard A. Barone	Director	March 30, 2011
Richard A. Barone

/s/Gerald T. LaFlamme	Director	March 30, 2011
Gerald T. LaFlamme

/s/ Michael E. Smith	Director	March 30, 2011
Michael E. Smith

Mace Security International, Inc.
Audited Consolidated Financial Statements
Years ended December 31, 2010 and 2009

Contents

Report of Independent Registered Public Accounting Firm

Board of Directors
Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 30, 2011

Mace Security International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and par value information)

ASSETS

	December 31,
	2010	2009

Current assets:
Cash and cash equivalents	$2,564	$8,289
Short-term investments	-	1,086
Accounts receivable, less allowance for doubtful accounts of $562 and $785 in 2010 and 2009, respectively	2,119	1,939
Inventories, less reserve for obsolescence of $1,304 and $1,379 in 2010 and 2009, respectively	3,273	5,232
Prepaid expenses and other current assets	1,790	2,078
Assets held for sale	6,330	7,180
Total current assets	16,076	25,804
Property and equipment:
Land	-	250
Buildings and leasehold improvements	703	2,213
Machinery and equipment	3,237	3,177
Furniture and fixtures	459	491
Total property and equipment	4,399	6,131
Accumulated depreciation and amortization	(2,754)	(2,856)
Total property and equipment, net	1,645	3,275

Goodwill	1,982	7,869

Other intangible assets, net of accumulated amortization of $1,675 and $1,881 in 2010 and 2009, respectively	1,767	3,780

Other assets	1,554	1,630
Total assets	$23,024	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2010	2009

Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,378	$109
Accounts payable	2,168	3,436
Income taxes payable	199	206
Deferred revenue	324	319
Accrued expenses and other current liabilities	2,905	3,028
Liabilities related to assets held for sale	2,081	2,123
Total current liabilities	9,055	9,221

Long-term debt, net of current portion	43	568
Capital lease obligations, net of current portion	70	120
Other liabilities	-	461

Commitments and contingencies – See Note 18

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 15,735,725 and 15,913,775 in 2010 and 2009, respectively	157	159
Additional paid-in capital	93,912	93,948
Accumulated other comprehensive loss	-	-
Accumulated deficit	(80,196)	(62,098)
	13,873	32,009
Less treasury stock at cost 18,332 and 18,200 shares in 2010 and 2009, respectively	(17)	(21)
Total stockholders’ equity	13,856	31,988
Total liabilities and stockholders’ equity	$23,024	$42,358

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year Ended December 31,
	2010	2009

Revenues	$18,395	$18,591
Cost of revenues	12,874	12,998

Gross profit	5,521	5,593
Selling, general, and administrative expenses	9,568	12,691
Arbitration award	4,610	-
Depreciation and amortization	582	567
Asset impairment charges	485	462

Operating loss	(9,724)	(8,127)

Interest expense, net	51	7
Other income	5	-
Loss from continuing operations before income taxes	(9,770)	(8,134)

Income tax expense	30	-
Loss from continuing operations	(9,800)	(8,134)
Loss from discontinued operations, net of tax of $0 in 2010 and 2009	(8,298)	(2,817)
Net loss	$(18,098)	$(10,951)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.62)	$(0.50)
Loss from discontinued operations	(0.53)	(0.18)
Net loss	$(1.15)	$(0.68)

Weighted average shares outstanding:
Basic and diluted	15,749,465	16,202,254

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balance at December 31, 2008	16,285,377	$163	$94,161	$(5)	$(51,147)	$(5)	$43,167
Purchase and retirement of treasury stock	(371,602)	(4)	(329)	-	-	(16)	(349)
Stock-based compensation expense (see note 14)	-	-	116	-	-	-	116
Unrealized gain on short-term investments	-	-	-	5	-	-	5
Net loss	-	-	-	-	(10,951)	-	(10,951)
Total comprehensive loss	-	-	-	-	-	-	(10,946)
Balance at December 31, 2009	15,913,775	159	93,948	-	(62,098)	(21)	31,988
Purchase and retirement of treasury stock	(178,050)	(2)	(181)	-	-	4	(179)
Stock-based compensation expense (see note 14)	-	-	145	-	-	-	145
Net loss	-	-	-	-	(18,098)	-	(18,098)
Total comprehensive loss	-	-	-	-	-	-	(18,098)
Balance at December 31, 2010	15,735,725	$157	$93,912	$-	$(80,196)	$(17)	$13,856

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009
Operating activities
Net loss	$(18,098)	$(10,951)
Loss from discontinued operations, net of tax	(8,298)	(2,817)
Loss from continuing operations	(9,800)	(8,134)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	583	567
Stock-based compensation	66	115
Provision for losses on receivables	170	204
Loss on sale of property and equipment	-	98
Loss on short-term investments	-	5
Goodwill and asset impairment charges	485	462
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(444)	(487)
Inventories	974	1,548
Prepaid expenses and other assets	(268)	310
Accounts payable	(176)	1,367
Deferred revenue	14	206
Accrued expenses	(710)	646
Income taxes payable	(37)	(136)
Net cash used in operating activities-continuing operations	(9,143)	(3,229)
Net cash used in operating activities-discontinued operations	(1,040)	(510)
Net cash used in operating activities	(10,183)	(3,739)
Investing Activities
Acquisition of business, net of cash acquired	-	(1,863)
Purchase of property and equipment	(348)	(430)
Proceeds from (purchase of) short-term investments	1,086	(82)
Proceeds from sale of property and equipment	-	1,524
Payments for intangibles	(2)	(31)
Net cash provided by (used in) investing activities-continuing operations	736	(882)
Net cash provided by investing activities-discontinued operations	3,041	6,064
Net cash provided by investing activities	3,777	5,182
Financing activities
Proceeds from short-term note and long-term debt	1,443	-
Payments on long-term debt and capital lease obligations	(136)	(93)
Purchase and retirement of treasury stock	(178)	(350)
Net cash provided by (used in) financing activities-continuing operations	1,129	(443)
Net cash used in financing activities-discontinued operations	(448)	(1,025)
Net cash provided by (used in) financing activities	681	(1,468)
Net decrease in cash and cash equivalents	(5,725)	(25)
Cash and cash equivalents at beginning of year	8,289	8,314
Cash and cash equivalents at end of year	$2,564	$8,289

The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

The accompanying consolidated financial statements include accounts of Mace Security International, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Mace”). All significant intercompany transactions have been eliminated in consolidation.

The Company currently operates in one business segment, the Security Segment, which consists of three operating or reporting units: Mace Personal Defense, Inc., which sells consumer safety and personal defense products; Mace Security Products, Inc., which sells electronic surveillance equipment and products; and Mace CS, Inc., which provides wholesale security monitoring services. The Company entered the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures.

The Company had a Digital Media Marketing Segment. The Company exited the digital media marketing business and sold the e-commerce division of the segment, Linkstar Corporation, on November 22, 2010. See Note 4. Business Acquisitions and Divestitures. This segment sold consumer products on the internet and provided online marketing services. The Company also had a Car Wash Segment which provided complete car care services (including car wash, detailing, lube, and minor repairs). As of December 31, 2010, there were only four remaining car washes all of which were located in Texas.

The assets and liabilities of our remaining car wash operations are classified as assets held for sale and liabilities related to assets held for sale in the balance sheet and the results of operations for the car washes and the discontinued Digital Media Marketing Segment are reflected as discontinued operations in the statements of operations and the statements of cash flows. The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with accounting principles generally accepted in the United States (“GAAP”). See Note 5. Discontinued Operations and Assets Held for Sale.

2.	Liquidity

As of December 31, 2010, we had working capital of approximately $7.0 million including cash and cash equivalents of $2.6 million. Our business requires a substantial amount of capital, most notably to fund our losses.  We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes and other assets, and the issuance of common stock.

The Company plans to raise working capital through a rights offering or other sale of securities.  On December 23, 2010, the Board of Directors of the Company approved a plan to prepare a rights offering to purchase shares of the Company’s common stock (the “Rights Offering”).  On March 25, 2011, the Company and Ancora Securities, Inc. ("Ancora") executed a Placement Agent and Dealer-Manager Agreement, under which Ancora will act as the placement agent for the planned Rights Offering. The basic terms of the Rights Offering being prepared is for each stockholder to be given the right to purchase three shares of common stock for each share of common stock owned as of the record date, at an exercise price to be established by the Company.  The record date and exercise price will be determined and set by the Board of Directors at a later date near the date of the mailing of the prospectus for the Rights Offering.  All new shares issued under the Rights Offering will be registered under the Securities Act of 1933, as amended (the “Securities Act”).  We have also entered into a Securities Purchase Agreement dated March 25, 2011 ("Securities Purchase Agreement") with Merlin, a hedge fund which is under common control with Ancora.  In accordance with the Securities Purchase Agreement, Merlin and up to three assignees of Merlin, will purchase $4,000,000 of our common stock, valued at the per share exercise price used in the Rights Offering at the conclusion of the Rights Offering.  There are conditions to Merlin's obligation to purchase, including: (i) that the Rights Offering occur; (ii) the stock sold to Merlin is registered under the Securities Act; and (iii) the Company expand its Board of Directors to seven persons with the two vacancies created by the expansion to be filled with individuals acceptable to Merlin. The Company is currently preparing a registration statement to register the Rights Offering stock and the stock to be sold to Merlin.  Richard Barone, a member of our Board of Directors, is a controlling owner of Ancora Securities, Inc and Ancora Advisors, LLC.  Ancora Advisors, LLC is the manager of Merlin.

Additionally, our debt covenants with JP Morgan Chase Bank, N.A. require us to maintain a total unencumbered cash and marketable securities balance of $1.5 million. We have been funding our losses to-date through the sale of assets.  In 2010, we generated $3.1 million in cash from the sale of assets, including $990,000 from the sale of Linkstar and $2.1 million from the sale of four car washes, net of related mortgages.  As of December 31, 2010, we had four remaining car washes for sale, two of which were under agreements of sale (See Note 4. Business Acquisitions and Divestitures and Note 21. Subsequent Events). A car wash was sold on March 8, 2011 with the sale of one of the three remaining car washes pending.  As of March 21, 2011, we had three remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. We also listed our Texas warehouse for sale in August, 2010 with a real estate broker, which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 million to $1.2 million.

3.	Summary of Significant Accounting Policies

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

The Company’s discontinued Digital Media Marketing Segment’s e-commerce division recognized revenue and the related product costs for trial product shipments after the expiration of the trial period.  Marketing costs incurred by the e-commerce division were recognized as incurred. The online marketing division recognized revenue and cost of sales based on the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

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

Shipping and handling costs related to the Company’s Security Segment of $486,000 and $535,000 in the years ended December 31, 2010 and 2009 respectively, are included in cost of revenues.

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2010 and 2009.  See Note 6. Goodwill and Note 19. Asset Impairment Charges.

Accounts Receivable

The Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts.  Accounts which are outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed uncollectible.  Any payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Risk of losses from international sales within the Security Segment are reduced by requiring substantially all international customers to provide either irrevocable confirmed letters of credit or cash advances.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $309,000 and $303,000 for the year ended December 31, 2010 and 2009, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $19,000 and $33,000 for the years ended December 31, 2010 and 2009, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its discontinued Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears.  Marketing costs in the Company’s discontinued Digital Media Marketing Segment, which consisted of the costs to acquire new members for its e-commerce business, were expensed as incurred rather than deferred and amortized over the expected life of a customer. Prepaid advertising costs were $1,600 and $41,400 at December 31, 2010 and 2009, respectively.  Advertising expense was approximately $513,400 and $858,900 for the years ended December 31, 2010 and 2009, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis for each of our reporting units as previously disclosed. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 31, 2010, wholesale security monitoring business is our only remaining business unit with recorded goodwill.  The Company conducts its annual goodwill impairment test of this remaining reporting unit as of April 30 of each year or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill was $2.0 million at December 31, 2010 and $7.9 million at December 31, 2009.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2010 and 2009, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$1,432	$1,525	$186	$211
Variable rate debt	2,037	2,040	2,734	2,738
Total	$3,469	$3,565	$2,920	$2,949

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $134,000 and $252,000 for the years ended December 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $80,000 and $116,000 for the years ended December 31, 2010 and 2009, respectively ($66,000 in SG&A expense, and $14,000 in discontinued operations in 2010 and $115,000 in SG&A expense and $1,000 in discontinued operations in 2009). Additionally, as a result of the arbitration award to Louis D. Paolino Jr. (See Note 18.  Commitments and Contingencies), the Company evaluated the restored stock options that were previously cancelled and found the value of these restored options to be insignificant. Accordingly, no additional expense was recorded.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Expected term (years)	5 to 10	6.5 to 10
Risk-free interest rate	1.78% - 2.97%	2.75%-3.40%
Volatility	48%	47% to 49%
Dividend yield	0%	0%
Forfeiture Rate	30%	30%

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

During the years ended December 31, 2010 and 2009, the Company granted 130,000 and 433,000 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.44 and $0.55 per share for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, total unrecognized stock-based compensation expense is $66,000, which has a weighted average period to be recognized of approximately 0.9 years.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13,  Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

4.	Business Acquisitions and Divestitures

Acquisitions

On April 30, 2009, the Company completed the purchase of all of the outstanding common stock of CSSS from CSSS’s shareholders. Total consideration was approximately $3.7 million, consisting of $1.7 million in cash at closing, $224,000 paid subsequent to closing, potential additional payments of up to $1.2 million upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement, and the assumption of approximately $590,000 of liabilities.  In May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one-year anniversary date was less than the required amount as defined in the Stock Purchase Agreement.  Accordingly, the Company recorded a reduction in selling, general, and administrative (“SG&A”) expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability recorded at the date of the acquisition. Accrued contingencies related to the acquisition as of December 31, 2010 total $951,000, which are recorded in accrued expenses and other current liabilities.

CSSS, which was renamed Mace CS, is reported within the Company’s Security Segment, is a national wholesale monitoring company located in Anaheim, California, with approximately 400 security dealer clients. Mace CS owns and operates a UL-listed monitoring center that services over 41,000 end-user accounts. Mace CS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of Mace CS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services. The purchase price was allocated as follows: approximately (i) $19,000 for cash; (ii) $112,000 for accounts receivable; (iii) $63,000 for prepaid expenses and other assets; (iv) $443,000 for fixed assets and capital leased assets; (v) the assumption of $590,000 of liabilities; and (vi) the remainder, or $3.04 million, allocated to goodwill and other intangible assets. Within the $3.04 million of acquired intangible assets, $1.98 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of Mace CS’s current and future projected cash flows; (iii) the Company’s strategic business plan, which included cross-marketing the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment; and (iv) the Company’s plan to substitute for the cash flows of the Car Wash Segment, which the Company is exiting.  The remaining intangible assets were assigned to customer contracts and relationships for $940,000, trade name for $70,000, and a non-compete agreement for $50,000.  Customer relationships, trade name, and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively.

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

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sale price of $2.1 million.  The current book value of this car wash is approximately $2.0 million with outstanding debt of approximately $820,000.  The agreement of sale provides the buyer a forty-five (45) day inspection period which expired on August 15, 2010.     The closing date is forty-five (45) days after the inspection period.  The buyer was able to exercise up to three thirty (30) day extension periods beyond the defined closing date with additional escrow deposits required of $10,000 for each extension period requested. The buyer has exercised all three extensions with an extended closing date of the later of December 28, 2010 or the date final environmental clearance is obtain from the Texas Commission on Environmental Quality for fuel tanks removed from the site at the request of the buyer.  Escrow deposits, including the three extension deposits, of $70,000 have been made by the buyer.  The deposits are payable to the Company under certain default conditions as defined in the agreement of sale.  Although the Company has received final environmental clearance and anticipates that this sale will be completed in the second quarter of 2011, no assurance can be given that this transaction will be consummated.

On July 26, 2010, the Company completed the sale of one of its Arlington, Texas car washes for a sale price of $625,000.  The cash proceeds of the sale were $413,000, net of paying off existing debt of $195,000 and certain closing costs.  The sale resulted in a net gain of approximately $13,000.

On November 22, 2010, the Company, through its subsidiaries, Linkstar Interactive Inc., and Linkstar Corporation, (the “Subsidiaries”), entered into a Stock Purchase Agreement with Silverback Network, Inc. (the “Purchaser”) for the sale of the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation, for a sale price of $1.1 million. Under terms of the Stock Purchase Agreement, the Purchaser paid a purchase price of $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds will be released to the Company in six months provided there are no unsatisfied indemnity claims under the Stock Purchase Agreement. Costs at closing were approximately $40,000, consisting of broker commissions. As a result of the sale, the Company’s cash increased by approximately $950,000. The sale resulted in a loss of approximately $191,000.

On December 27, 2010, the Company completed the sale for an oil lubrication facility and self-serve car wash in Arlington, Texas for a sale price of $350,000.  The current book value of this facility was approximately $335,000, with outstanding debt of approximately $54,000. The sale resulted in a net gain of approximately $8,000.

5. Discontinued Operations and Assets Held for Sale

The Company reviews the carrying value of its long-lived assets held and used, and its assets to be disposed of, for possible impairment when events and circumstances warrant such a review.  We also follow the applicable guidance in determining when to reclass assets to be disposed of to assets and related liabilities held for sale as well as when an operation disposed of or to be disposed of is classified as a discontinued operation in the statements of operations and the statements of cash flows.

As of December 31, 2010, the assets of the Company’s former Car Wash Segment consisted of four car washes, two of which were under contracts for sale under separate agreements of sale. The sale of one car wash under an agreement of sale at December 31, 2010, the Lubbock, Texas car wash, was completed on March 8, 2011.  Also, on November 22, 2010, the Company sold the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. Additionally, during the quarter ended September 30, 2010, the Company made a decision to sell its warehouse located in Farmers Branch, Texas (the “Texas warehouse”) and has listed the warehouse with a real estate broker.  The results for the car wash operations and the discontinued Digital Media Marketing Segment’s operations have been classified as discontinued operations in the statements of operations and the statements of cash flows.  These classifications are based on the remaining car washes, the remaining component of the Digital Media Marketing business, Promopath, as well as the Texas warehouse, all currently being marketed and ready for sale or being under an agreement of sale.  The Company’s Board of Directors is committed to a plan to dispose of the remaining car washes, the remaining component of the Digital Media Marketing business, and the Texas warehouse within the next twelve months.  The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $11.0 million and $20.3 million for the years ended December 31, 2010 and 2009, respectively.  Operating loss from discontinued operations, including asset impairment charges, was $8.4 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of December 31, 2010
	Car Wash Segment
Assets held for sale:	Dallas and Fort Worth, Texas	Lubbock, Texas	Digital Media Marketing Segment	Security Segment Texas Warehouse	Total

Inventory	$117	$5	$-	$-	$122
Other current assets	-	-	58	-	58
Property, plant and equipment, net	2,820	1,707	3	1,615	6,145
Intangible assets	5	-	-	-	5
Total assets	$2,942	$1,712	$61	$1,615	$6,330

Liabilities related to assets held for sale:
Other current liabilities	$-	$-	$103	$-	$103
Current portion of long-term debt	615	172	-	58	845
Long-term debt, net of current portion	114	524	-	495	1,133
Total liabilities	$729	$696	$103	$553	$2,081

	As of December 31, 2009
Assets held for sale:	Dallas and Fort Worth, Texas	Lubbock, Texas	Total

Inventory	$245	$136	$381
Property, plant and equipment, net	3,796	2,997	6,793
Intangible assets	6	-	6
Total assets	$4,047	$3,133	$7,180

Liabilities related to assets held for sale:
Current portion of long-term debt	$293	$166	$459
Long-term debt, net of current portion	967	697	1,664
Total liabilities	$1,260	$863	$2,123

6.	Goodwill

In assessing goodwill for impairment, we first compare the fair value of our final reporting unit containing goodwill, our wholesale monitoring business, with its net book value. We estimate the fair value of the reporting unit using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of this reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting unit was being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units.

•
Income Approach: To determine fair value, we discounted the expected cash flows of the reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge.

The allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009,  June 30, 2010 and December 31, 2010. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at December 31, 2010. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Based on the Company’s April 30, 2010 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 5% to 6% to an annual recurring revenue growth rate of 3% to 4%, without a corresponding decrease in operating expenses, would result in an approximate $500,000 impairment charge.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Discontinued Operations

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year.  We updated our forecasted cash flows of these reporting units during the second quarter of each year.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009 and June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value at both measurement dates.  With the noted potential impairment at June 30, 2009 and June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million at June 30, 2009 and $2.8 million at June 30, 2010, which were less than the recorded value of goodwill at these respective dates. Accordingly, we recorded impairments to write down goodwill of this reporting unit by $1.0 million and $3.1 million at June 30, 2009 and June 30, 2010, respectively. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the accompanying consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Digital Media Marketing Segment	Security Monitoring Services Reporting Unit	Total

Balance at December 31, 2008	$6,887	$-	$6,887
Acquisition of CSSS, Inc.	-	1,982	1,982
Impairment loss	(1,000)	-	(1,000)
Balance at December 31, 2009	$5,887	$1,982	$7,869
Impairment loss	(5,887)	-	$(5,887)
Balance at December 31, 2010	$-	$1,982	$1,982

7.	Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:
	Year Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$785	$760
Additions (charged to expense)	170	571
Adjustments	13	(3)
Deductions	(406)	(543)
Balance at end of year	$562	$785

8.	Inventories

Inventories, net of reserves for obsolete inventory, consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Finished goods	$2,517	$4,269
Work in process	74	77
Raw materials and supplies	682	886
	$3,273	$5,232

The changes in the reserve for obsolete inventory are summarized as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$1,379	$1,463
Additions (charged to expense)	117	163
Deductions	(192)	(247)
Balance at end of year	$1,304	$1,379

9.	Other Intangible Assets

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Non-compete agreements	$148	$115	$515	$231
Customer and Product lists	2,417	1,398	2,572	1,156
Software	-	-	883	356
Patent Costs and Trademarks	97	39	106	16
Deferred financing costs	123	123	123	122
Total amortized intangible assets	2,785	1,675	4,199	1,881
Non-Amortized intangible assets:
Trademarks - Security Segment	657	-	984	-
Trademarks - Digital Media Marketing Segment	-	-	478	-
Total Non-Amortized intangible assets	657	-	1,462	-
Total other intangible assets	$3,442	$1,675	$5,661	$1,881

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31, (in thousands):
2011	$150
2012	$135
2013	$127
2014	$86
2015	$63

Amortization expense of other intangible assets was approximately $442,000 and $468,000 for the years ended December 31, 2010 and 2009, respectively. The weighted average useful life of amortizing intangible assets was 4.3 years at December 31, 2010.

10.	Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt notes and capital lease obligations, including debt related to discontinued operations, totaling $3.5 million consist of the following:

	As of December 31,
	2010	2009
	(In thousands)

Promissory note payable to Merlin Partners, LP, interest rate of 12.0% due by April 28, 2011 as extended, collateralized by second liens on two car washes and a security interest in the trade name “Mace.”	$1,288	$-

Notes payable to Chase, interest rate of prime plus 0.75% (4.0% at December 31, 2010) payable in monthly principal payments totaling $14,951 plus interest maturing from April 2011 to March, 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations and Mace CS.	640	1,080

Note payable to Western National Bank, interest rate of 3.75%, (the interest rate is established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $16,921 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas.	697	862

Note payable to Chase, interest rate of prime plus 0.95% (4.2% at December 31, 2010) due in monthly fixed principal payments of $4,847 plus interest through May 2012, collateralized by real property and equipment of Mace Security Products, Inc. in Farmers Branch, Texas.	553	611

Note Payable to Chase, interest rate of prime plus 0.25% (3.5% at December 31, 2010) due in monthly installments of $3,132, including interest (adjusted annually) through February 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	148	181

Various capital lease obligations related to equipment at Mace CS, Inc. at various interest rates from 9.06% to 13.27%, due in monthly installments totaling $5,810 maturing from August 2012 through February, 2014, collateralized by equipment.	128	166

Note payable to Lyon Financial Services, interest rate of 7.99% due in monthly installments of $510 including interest, through September 2013, collateralized by a vehicle.	15	20
	3,469	2,920
Less: current portion, including debt related to discontinued operations	3,356	2,232
	$113	$688

Of the four car washes owned or leased by us at December 31, 2010, two properties and related equipment with a net book value totaling $3.7 million are secured by first mortgage loans totaling $1.4 million.

At December 31, 2010, we had borrowings, including borrowings related to discontinued operations, of approximately $3.5 million, substantially all of which are secured by mortgages against certain of our real property.  Of such borrowings, approximately $3.4 million, including $2.0 million of debt included in liabilities related to assets held for sale, is reported as current as it is due or expected to be repaid in less than twelve months from December 31, 2010.

The Company funded a portion of the payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”).  The loan was payable in two installments of $675,000 each upon the closing of each of two car washes that are under agreements of sale.  The Company make a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011 and expects to pay the remaining balance plus accrued interest Merlin from the proceeds generated by the sale of Dallas, Texas area car wash under an agreement of sale and expected to close in the second quarter of 2011. The loan which had an original maturity date of March 28, 2011 was extended to April 28, 2011.  Merlin is a fund managed by Ancora Advisors, a subsidiary of the Ancora Group.  Richard Barone, a Company director, is Chairman of the Ancora Group.  The loan bears interest at a rate of 12% per annum, and is secured by second liens on the two car washes and a security interest in the trade name “Mace”.  As part of the consideration for the financing, Merlin was also granted a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The Warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011.  The exercise price of the Warrant will be adjusted lower to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20.  The warrants were accounted for under the equity method with the Black-Scholes fair value of the warrants of $63,274 recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount will be charged to interest expense over the three month maturity period of the loan with an offsetting credit to the loan balance.

We have two letters of credit outstanding at December 31, 2010, totaling $308,000 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit. There were five commercial letters of credit outstanding for inventory purchase under the revolving credit facility at December 31, 2010 totaling $399,000.

Maturities of long-term debt and capital lease obligations including debt related to discontinued operations, are as follows: 2011 - $2,223; 2012 - $801; 2013 - $285; and 2014 - $160.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2010	2009

Accrued compensation	$235	$302
Accrued acquisition consideration	951	766
Other	1,719	1,960
	$2,905	$3,028

12.	Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):
	Year Ended December 31,
	2010	2009

Interest expense	$(65)	$(51)
Interest income	14	44
	$(51)	$(7)

13.	Other Income

Other income consists of the following (in thousands):

	Year Ended December 31,
	2010	2009

Investment income	$1	$-
Rental income	4	-
	$5	$-

14.	Stock Option Plans

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

As of December 31, 2010, 3,152,374 options have been granted under the 1993 and 1999 Plans including 3,141,874 nonqualified stock options.

Activity with respect to these plans is as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding beginning of period	3,205,208	$2.18	3,362,999	$3.22
Options granted	130,000	$0.74	433,000	$0.84
Options exercised	-	$-	-	$-
Options forfeited	(80,333)	$1.14	(183,835)	$1.71
Options expired	(102,501)	$4.58	(406,956)	$9.52
Options outstanding end of period	3,152,374	$2.07	3,205,208	$2.18
Options exercisable	2,873,708		2,795,209
Shares available for granting of options	3,867,788		3,814,954

Stock options outstanding at December 31, 2010 under both plans are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$0.58-$0.85	239,000	5.4	$0.75	158,667	8.0	$0.79
$0.90-$1.32	808,334	3.1	$1.16	616,667	4.1	$1.22
$1.38-$2.06	776,792	5.1	$1.60	770,126	5.2	$1.60
$2.08-$3.10	1,007,915	4.5	$2.60	1,007,915	4.5	$2.60
$3.18-$4.45	79,833	3.5	$4.30	79,833	3.5	$4.30
$5.00-$5.60	240,500	3.8	$5.31	240,500	3.8	$5.31

During 2010, the Company granted a total of 130,000 stock options at a weighted average fair value of $0.44. Also, during the year ended December 31, 2010, a total of 181,000 shares vested at a weighted average fair value of $1.00. As of December 31, 2010, there are a total of 279,000 options that remain non-vested at a weighted average fair value of $0.88.

In 2004, the Company issued warrants to purchase a total of 383,000 shares of the Company’s common stock at a weighted average price of $6.65 per share which expired in 2009.

In 2010, the Company issued warrants to purchase a total of 314,715 shares of the Company’s stock at an exercise price of $0.20 per share in connection with a Promissory Note with Merlin Partners, LP. The warrants were accounted for under the equity method at a Black-Scholes’ fair value of $.20 per share or a total value of $63,274.  No warrants to purchase common stock related to the note have been exercised through December 31, 2010. These warrants were issued with an expiration date of December 28, 2015.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option holders.

15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$268	$447
Inventories	467	436
Net operating loss carryforwards	19,851	14,249
Deferred revenue	3	7
Car damage reserve	1	7
Federal tax credit	5	53
Vesting stock options	1,354	1,324
Other, net	37	111
Total deferred tax assets	21,986	16,634
Valuation allowance for deferred tax assets	(22,234)	(18,421)
Deferred tax liability after valuation allowance	(248)	(1,787)
Deferred tax liabilities:
Property, equipment and intangibles	248	1,787
Net deferred tax assets	$-	$-

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $51.3 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of Expiration	Amount
(In thousands)
2011	$625
2012	1,530
2018	1,393
2019	4,507
2020	3,241
2021	1,584
2022	2,797
2023	4,114
2024	5
2025	934
2026	6,823
2027	15
2028	2,489
2029	6,078
2030	15,172

$51,307

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization. The Company increased its valuation allowance against deferred tax assets by $3.8 million in 2010 and $3.4 million in 2009 with a total valuation allowance of $22.2 million at December 31, 2010 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2010, and the uncertainty of and the ultimate extent of growth in the Company’s Security Segment.

The Company follows the appropriate accounting pronouncements which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At December 31, 2010, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for each of the years in the three-year period ended December 31, 2010 was insignificant and when incurred is reported as interest expense.

The components of income tax expense (benefit) are:

	Year Ended December 31,
	2010	2009
	(In thousands)
Current (principally state taxes)	$30	$-
Deferred	-	-

Total income tax expense (benefit)	$30	$-

The significant components of deferred income tax expense (benefit) attributed to the loss for the years ended December 31, 2010 and 2009, are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Deferred tax (benefit) expense	$1,789	$(993)
Loss carryforward	(5,602)	(2,396)
Valuation allowance for deferred tax assets	3,813	3,389
	$-	$-

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Tax at U.S. federal statutory rate	$(6,073)	$(3,833)
State taxes, net of federal benefit	26	26
Nondeductible costs and other acquisition accounting adjustments	2,312	418
Realization of federal tax credit	(48)	-
Valuation allowance for deferred tax assets	3,813	3,389
Total income tax expense	$30	$-

16.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except loss per share):

	Year Ended December 31,
	2010	2009
Numerator (In Thousands):
Net loss	$(18,098)	$(10,951)

Denominator:
Denominator for basic loss per share - weighted average shares	15,749,465	16,202,254
Dilutive effect of options and warrants	-	-
Denominator for diluted loss per share - weighted average shares	15,749,465	16,202,254

Basic loss per share:
Net loss	$(1.15)	$(0.68)

Diluted loss per share:
Net loss	$(1.15)	$(0.68)

The dilutive effect of options and warrants of 6,370 and 9,811, at December 31, 2010 and 2009, respectively, have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

17.	Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions.  At times, these balances may exceed insured amounts.

18.	Commitments and Contingencies

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and the additional $2,310,000 on December 29, 2010 (the “Second Payment”).  With Mace’s final payment under the Settlement Agreement, all legal actions between Mr. Paolino and the Company have been dismissed with prejudice and mutual releases between the Company and Mr. Paolino became effective. As previously disclosed in the Company's filings under the Exchange Act, an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 on May 4, 2010 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).  The Arbitration Awards were confirmed on October 8, 2010 by the Court of Common Pleas of Philadelphia County.  As of the quarter ended March 31, 2010, the Company recorded an accrual of $4,500,000 million for the payment of the Arbitration Awards, increased to $4,600,000 in the quarter ended June 30, 2010. The Court also ruled that Mr. Paolino had until December 8, 2010 to exercise 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino's termination.  These stock options were not exercised by Mr. Paolino by December 8, 2010 and accordingly expired and became null and void.

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through December 31, 2010.

The United States Attorney for the District of Vermont (the “U.S. Attorney”) conducted an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc. and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc., to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011.  In addition to the Company incurring $83,000 in legal expenses in 2010 relating to this matter, the Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay a $100,000 Fine as part of the Plea Agreement.

The Company is a party to various other legal proceedings related to its ordinary business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

19.	Asset Impairment Charges

Management periodically reviews the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009, June 30, 2010, and December 31, 2010. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

In the fourth quarter of 2008, we consolidated the inventory in our Fort Lauderdale, Florida warehouse into our Farmers Branch, Texas facility.  Certain of our administrative and sale staff of our Security Segment’s electronic surveillance products division remain in the Fort Lauderdale, Florida building, which we listed for sale with a real estate broker.  We performed an updated market evaluation of this property, listing the facility for sale at a price of $1,950,000.  We recorded an impairment charge of $275,000 related to this property at December 31, 2008, and additional impairment charges totaling $210,000 in 2009 to write-down the property to our estimate of net realizable value based on updated market valuations of the property.  On December 4, 2009, the Company sold the Fort Lauderdale, Florida building, subject to an Agreement of Sale entered into on October 5, 2009, and recorded a loss of $107,000 in the fourth quarter of 2009 after closing costs and broker commissions.

Discontinued Operations

As noted in Note 4. Business Acquisitions and Divestitures, in the accompanying financial statements, the agreements of sale related to the three car washes the Company owned in Austin, Texas were amended to modify the sale price to $8.0 million. This amended sale price, less costs to sell, was estimated to result in a loss upon disposal of approximately $175,000. Accordingly, an impairment loss of $175,000 was recorded as of September 30, 2009 and included in the results from discounted operations in the accompanying consolidated statement of operations. The sale of the Austin, Texas car washes was completed on November 30, 2009. During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million.  Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Finally, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010.  We have determined that, due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographic in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year.  We updated our forecasted cash flows of these reporting units during the second quarter of each year.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009 and June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value at both measurement dates.  With the noted potential impairment at June 30, 2009 and June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million at June 30, 2009 and $2.8 million at June 30, 2010, which were less than the recorded value of goodwill at these respective dates. Accordingly, we recorded impairments to write down goodwill of this reporting unit by $1.0 million and $3.1 million at June 30, 2009 and June 30, 2010, respectively. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the accompanying consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

20.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease, as extended, expires on November 14, 2011.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company entered into a Lease Extension Agreement on December 20, 2010 to extend the lease through November 14, 2011 at a monthly rate of $11,315 and to provide an option to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $129,857 and $135,318 for the years ended December 31, 2010 and 2009, respectively.

The Company funded a portion of the payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”).  The loan which had an original maturity date of March 28, 2011 was extended to April 28, 2011.   The loan was payable in two installments of $675,000 each upon the closing of each of two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. The Company expects to pay the remaining balance owed plus accrued interest from the proceeds generated by the sale of a Dallas, Texas area car wash that is under an agreement of sale and expected to close in the second quarter of 2011. Merlin is a fund managed by Ancora Advisors, a subsidiary of the Ancora Group.  Richard Barone, a Company director, is Chairman of the Ancora Group.  The loan bears interest at a rate of 12% per annum, and is secured by second liens on the Dallas, Texas area car wash and a security interest in the trade name “Mace”.  As part of the consideration for the financing, Merlin was also granted a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The Warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011.  The exercise price of the Warrant will be adjusted lower to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20.

21.	Subsequent Events

On March 8, 2011, the Company completed the sale of its remaining car wash it owned in Lubbock, Texas for a sale price of $1.7 million.  The net book value of this car wash was approximately $1.7 million.  The cash proceeds of the sale were approximately $300,000 net of payment of the related mortgage for $670,000, a payment of $675,000 towards the $1.35 million promissory note with Merlin, and closing costs.  The sale resulted in a net loss of approximately $54,000 after customary closing costs and broker commissions.

On March 25, 2011, the Company and Ancora executed a Placement Agent and Dealer-Manager Agreement, under which Ancora will act as the placement agent for the planned Rights Offering approved by the Company’s Board of Directors on December 23, 2010. The Company also entered into a Securities Purchase Agreement on March 25, 2011 with Merlin Partners, LP, a hedge fund which is under common control with Ancora.  In accordance with the Securities Purchase Agreement, Merlin and up to three assignees of Merlin, will purchase $4,000,000 of the Company’s common stock, valued at the per share exercise price used in the Rights Offering at the conclusion of the Rights Offering.

22.	Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$4,267	$4,353	$4,727	$5,048	$18,395
Gross profit	$1,251	$1,259	$1,460	$1,551	$5,521
Loss from continuing operations	$(6,276)	$(1,378)	$(974)	$(1,172)	$(9,800)
Loss from discontinued operations	$(539)	$(3,509)	$(3,932)	$(318)	$(8,298)
Net loss	$(6,815)	$(4,887)	$(4,906)	$(1,490)	$(18,098)
Diluted loss per share:
Continuing operations	$(0.40)	$(0.09)	$(0.06)	$(0.07)	$(0.62)
Discontinued operations	$(0.03)	$(0.22)	$(0.25)	$(0.03)	$(0.53)
Net loss	$(0.43)	$(0.31)	$(0.31)	$(0.10)	$(1.15)

Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$4,177	$4,458	$4,821	$5,135	$18,591
Gross profit	$1,235	$1,273	$1,473	$1,612	$5,593
Loss from continuing operations	$(1,680)	$(2,538)	$(1,890)	$(2,026)	$(8,134)
Income( loss) from discontinued operations	$82	$(794)	$(468)	$(1,637)	$(2,817)
Net loss	$(1,598)	$(3,332)	$(2,358)	$(3,663)	$(10,951)
Diluted loss per share:
Continuing operations	$(0.10)	$(0.16)	$(0.12)	$(0.12)	$(0.50)
Discontinued operations	$-	$(0.04)	$(0.03)	$(0.11)	$(0.18)
Net loss	$(0.10)	$(0.20)	$(0.15)	$(0.23)	$(0.68)

All quarters have been restated to reflect our car wash segment and the digital media marketing segment as discontinued operations, consistent with our presentation at December 31, 2010.

EXHIBIT INDEX

Exhibit
No.	Description

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.31	Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000 and related Security Agreement and Common Stock Purchase Warrant.

10.32
Line of Credit Note in the amount of $500,000 and related Amendment to Credit Agreement dated December 17, 2010 between the Company, its subsidiary, Mace Security Products, Inc., and JP Morgan Chase Bank N.A.

10.33	Securities Purchase Agreement dated March 25, 2011, between the Company and Merlin Partners, LP.

10.34	Placement Agent and Dealer-Manager Agreement dated March 25, 2011, between the Company and Ancora Securities, Inc.