Form 10-Q
period 2011-03-31
MACE SECURITY INTERNATIONAL INC
filed 2011-05-16
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of May 12, 2011, there were 15,735,725 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended March 31, 2011

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,288	$2,564
Accounts receivable, less allowance for doubtful accounts of $621 and $562 in 2011 and 2010, respectively	1,772	2,119
Inventories, net	3,625	3,273
Prepaid expenses and other current assets	1,364	1,790
Assets held for sale	4,585	6,330
Total current assets	13,634	16,076
Property and equipment:
Buildings and leasehold improvements	699	703
Machinery and equipment	3,319	3,237
Furniture and fixtures	468	459
Total property and equipment	4,486	4,399
Accumulated depreciation and amortization	(2,823)	(2,754)
Total property and equipment, net	1,663	1,645

Goodwill	2,800	1,982
Other intangible assets, net of accumulated amortization of $1,589 and $1,552 in 2011 and 2010, respectively	2,164	1,767
Other assets	1,538	1,554
Total assets	$21,799	$23,024

The accompanying notes are an integral
 part of these consolidated financial statements.

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$779	$1,378
Accounts payable	2,189	2,168
Income taxes payable	208	199
Deferred revenue	303	324
Accrued expenses and other current liabilities	2,550	2,905
Liabilities related to assets held for sale	1,245	2,081
Total current liabilities	7,274	9,055

Long-term debt, net of current portion	797	43
Capital lease obligations, net of current portion	74	70
Derivative liability – See Note 12	590	-
Other liabilities	400	-

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000; issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 15,735,725 at March 31, 2011 and December 31, 2010	157	157
Additional paid-in capital	93,979	93,912
Accumulated deficit	(81,455)	(80,196)
	12,681	13,873
Less treasury stock at cost, 18,332 shares at March 31, 2011 and December 31, 2010	(17)	(17)
Total stockholders’ equity	12,664	13,856
Total liabilities and stockholders’ equity	$21,799	$23,024

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended March 31,
	2011	2010

Revenues	$3,595	$4,267
Cost of revenues	2,336	3,016

Gross profit	1,259	1,251
Selling, general, and administrative expenses	2,212	2,843
Arbitration award	-	4,500
Depreciation and amortization	120	152

Operating loss	(1,073)	(6,244)

Interest expense, net	116	10
Other income	-	3
Loss from continuing operations before income taxes	(1,189)	(6,251)

Income tax expense	10	25
Loss from continuing operations	(1,199)	(6,276)
Loss from discontinued operations, net of tax of $0 in 2011 and 2010	(60)	(539)
Net loss	$(1,259)	$(6,815)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.08)	$(0.39)
Loss from discontinued operations	(0.00)	(0.04)
Net loss	$(0.08)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	15,735,725	15,913,775

The accompanying notes are an integral
 part of these consolidated financial statements.

 Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands, except share information)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2010	15,735,725	$157	$93,912	$(80,196)	$(17)	$13,856
Stock-based compensation and issuance of warrants (see notes 6 and 12)	-	-	67	-	-	67
Net loss	-	-	-	(1,259)	-	(1,259)
Total comprehensive loss	-	-	-	-	-	(1,259)
Balance at March 31, 2011	15,735,725	$157	$93,979	$(81,455)	$(17)	$12,664

The accompanying notes are an integral
part of these consolidated  financial statement.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,259)	$(6,815)
Loss from discontinued operations, net of tax	(60)	(539)
Loss from continuing operations	(1,199)	(6,276)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	120	152
Stock-based compensation (see Note 6)	20	30
Provision for losses on receivables	42	73
Loss on short-term investments	-	2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	358	163
Inventories	(352)	411
Prepaid expenses and other assets	429	(108)
Accounts payable	70	(674)
Deferred revenue	-	3
Accrued expenses	80	4,327
Income taxes payable	(2)	-
Net cash used in operating activities-continuing operations	(434)	(1,897)
Net cash (used in) provided by operating activities-discontinued operations	(157)	51
Net cash used in operating activities	(591)	(1,846)

Investing activities
Acquisition of businesses, net of cash acquired	(1,178)	-
Purchase of property and equipment	(45)	(85)
Sale of short-term investments	-	96
Net cash (used in) provided by investing activities-continuing operations	(1,223)	11
Net cash provided by investing activities-discontinued operations	924	733
Net cash (used in) provided by investing activities	(299)	744
Financing activities
Proceeds from long-term debt	1,400	-
Payments on long-term debt and capital lease obligations	(711)	(31)
Purchase and retirement of treasury stock, net	-	(178)
Net cash provided by (used in) financing activities-continuing operations	689	(209)
Net cash used in financing activities-discontinued operations	(75)	(115)
Net cash provided by (used in) financing activities	614	(324)
Net decrease in cash and cash equivalents	(276)	(1,426)
Cash and cash equivalents at beginning of period	2,564	8,289
Cash and cash equivalents at end of period	$2,288	$6,863

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

The Company currently operates in one business segment, the Security Segment, which consists of three operating or reporting units: Mace Personal Defense, Inc., which sells consumer safety and personal defense products; Mace Security Products, Inc., which sells electronic surveillance equipment and products; and Mace CSSS, Inc. (“Mace CS”), which provides wholesale security monitoring services. The Company entered the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 4. Business Acquisitions and Divestitures.

The Company had a Digital Media Marketing Segment which conducted a digital media marketing and e-commerce business. The Company discontinued the digital media marketing business and sold the e-commerce business of the segment, Linkstar Corporation, on November 22, 2010. See Note 4. Business Acquisitions and Divestitures. The Company also had a Car Wash Segment which provided complete car care services (including car wash, detailing, lube, and minor repairs). As of March 31, 2011, there were only three remaining car washes all of which were located in Texas.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13,  Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company has evaluated the impact of adopting the guidance and has determined it did not have an impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2011.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$169	$117	$148	$115
Customer and product lists	2,802	1,427	2,417	1,398
Patent costs and trademarks	97	45	97	39
Total amortized intangible assets	3,068	1,589	2,662	1,552
Non-amortized intangible assets:
Trademarks - Security Segment	685	-	657	-
Total non-amortized intangible assets	685	-	657	-
Total other intangible assets	$3,753	$1,589	$3,319	$1,552

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2011	$173
2012	$165
2013	$157
2014	$116
2015	$92

Amortization expense of other intangible assets, net of discontinued operations, was approximately $37,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively.  The weighted average useful life of amortizing intangible assets was 10.8 years as of March 31, 2011.

4.	Business Acquisitions and Divestitures

Acquisitions

On March 31, 2011, the Company completed the purchase of all of the outstanding common stock of The Command Center Inc. (“TCCI”) from TCCI’s stockholders. Total consideration was approximately $1.3 million, consisting of approximately $1.2 million in cash at closing and the assumption of approximately $127,000 of liabilities. TCCI’s operations are being combined with the operations of Mace CS. TCCI is a wholesale monitoring company located in Corona, California, with approximately 70 security dealer clients and approximately 22,500 end-user accounts.  Mace CS, with TCCI, services over 63,500 end-user accounts through 470 security dealer clients. TCCI’s primary assets were accounts receivable, equipment, customer contracts, and its business methods. The acquisition of TCCI provides growth to the Company’s wholesale monitoring services division and expands the ability to market its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in TCCI as of the acquisition date include (i) $84,000 for accounts receivable; (ii) $3,000 for prepaid expenses and other assets; (iii) $42,000 for fixed assets and capital leased assets; (iv) the assumption of $127,000 of liabilities; and (v) the remainder, or approximately $1.25 million, allocated to goodwill and other intangible assets. Within the $1.3 million of acquired intangible assets, $818,000 was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of TCCI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s surveillance equipment products to TCCI’s and Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment. The remaining intangible assets were assigned to customer contracts and relationships for $385,000, tradename for $28,500, and a non-compete agreement for $20,500. Customer relationships, tradename, and the non-compete agreement were assigned a life of fifteen, three, and five years, respectively. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values disclosed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than December 31, 2011.

Divestitures

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

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sale price of $2.1 million.  The current book value of this car wash is approximately $2.0 million with outstanding debt of approximately $683,000. The agreement of sale was amended on April 18, 2011 to extend the closing date to May 31, 2011. As part of the amendment, the buyer released to the Company the previously deposited $70,000 escrow deposit and deposited a new  $30,000 escrow deposit with an escrow agent.  The $30,000 escrow deposit is payable to the Company, if the buyer fails to meet the new closing date of May 31, 2011.  The Company has completed all of its conditions to the sale.  If the buyer closes the transaction on May 31, 2011, the buyer will receive a credit against the purchase price in the amount of the released $70,000 deposit.  Although the Company anticipates that this sale will be completed in the second quarter of 2011, no assurance can be given that this transaction will be consummated.

On July 26, 2010, the Company completed the sale of one of its Arlington, Texas car washes for a sale price of $625,000.  The cash proceeds of the sale were $413,000, net of paying off existing debt of $195,000 and certain closing costs.  The sale resulted in a net gain of approximately $13,000.

On November 22, 2010, the Company, through its subsidiaries, Linkstar Interactive Inc., and Linkstar Corporation (the “Subsidiaries”), entered into a Stock Purchase Agreement with Silverback Network, Inc. (the “Purchaser”) for the sale of the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation, for a sale price of $1.1 million. Under terms of the Stock Purchase Agreement, the Purchaser paid a purchase price of $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds will be released to the Company in six months provided there are no unsatisfied indemnity claims under the Stock Purchase Agreement. Costs at closing were approximately $40,000, consisting of broker commissions. As a result of the sale, the Company’s cash increased by approximately $950,000. The sale resulted in a loss of approximately $191,000.

On December 27, 2010, the Company completed the sale of an oil lubrication facility and self-serve car wash in Arlington, Texas for a sale price of $350,000.  The current book value of this facility was approximately $335,000, with outstanding debt of approximately $54,000. The sale resulted in a net gain of approximately $8,000.

On March 8, 2011, the Company completed the sale of the remaining car wash it owned in Lubbock, Texas for a sale price of $1.7 million.  The net book value of this car wash was approximately $1.7 million.  The cash proceeds of the sale were approximately $300,000 net of payment of the related mortgage for $670,000, a payment of $675,000 towards the $1.35 million promissory note with Merlin Partners, LP (“Merlin”), and closing costs. See Note 12. Related Party Transactions, for additional information and terms regarding the debt instrument with Merlin.  The sale resulted in a net loss of approximately $54,000 after customary closing costs and broker commissions.

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

As of March 31, 2011, the assets of the Company’s former Car Wash Segment consisted of three car washes, one of which is currently under an agreement of sale. The sale of a Lubbock, Texas car wash that was under an agreement of sale at December 31, 2010, was completed on March 8, 2011.  On November 22, 2010, the Company sold the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. Additionally, during the quarter ended September 30, 2010, the Company made a decision to sell its warehouse located in Farmers Branch, Texas (the “Texas warehouse”) and has listed the warehouse with a real estate broker.

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

Revenues from discontinued operations were $856,000 and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.  Operating loss from discontinued operations, including asset impairment charges, was $74,000 and $545,000 for the three months ended March 31, 2011 and 2010, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of March 31, 2011
	Car Wash Segment	Digital Media Marketing Segment	Security Segment Texas Warehouse	Total

Assets held for sale:
Inventory	$124	$-	$-	$124
Other current assets	-	28	-	28
Property, plant and equipment, net	2,824	3	1,601	4,428
Intangible assets	5	-	-	5
Total assets	$2,953	$31	$1,601	$4,585

Liabilities related to assets held for sale:
Other current liabilities	$-	$24	$-	$24
Current portion of long-term debt	577	-	58	635
Long-term debt, net of current portion	106	-	480	586
Total liabilities	$683	$24	$538	$1,245

	As of December 31, 2010
	Car Wash Segment
	Dallas and Fort Worth, Texas	Lubbock, Texas	Digital Media Marketing Segment	Security Segment Texas Warehouse	Total

Assets held for sale:
Inventory	$117	$5	$-	$-	$122
Other current assets	-	-	58	-	58
Property, plant and equipment, net	2,820	1,707	3	1,615	6,145
Intangible assets	5	-	-	-	5
Total assets	$2,942	$1,712	$61	$1,615	$6,330

Liabilities related to assets held for sale:
Other current liabilities	$-	$-	$103	$-	$103
Current portion of long-term debt	615	172	-	58	845
Long-term debt, net of current portion	114	524	-	495	1,133
Total liabilities	$729	$696	$103	$553	$2,081

6.	Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $20,200 and $29,700 for the three months ended March 31, 2011 and 2010, all in SG&A expenses.

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior seven years, to correspond with the Company’s focus on the Security Segment.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

During the three months ended March 31, 2011 and 2010, the Company did not issue any stock options.  As of March 31, 2011, total unrecognized stock-based compensation expense is $46,300, which has a weighted average period to be recognized of approximately 0.9 years.

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

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and $2,310,000 on December 29, 2010. With Mace’s final payment under the Settlement Agreement, all legal actions between Mr. Paolino and the Company were dismissed with prejudice and mutual releases between the Company and Mr. Paolino became effective. As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 on May 4, 2010 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).  The Arbitration Awards were confirmed on October 8, 2010 by the Court of Common Pleas of Philadelphia County.  As of the quarter ended March 31, 2010, the Company recorded an accrual of $4,500,000 for the payment of the Arbitration Awards, increased to $4,600,000 in the quarter ended June 30, 2010. The Court also ruled that Mr. Paolino had until December 8, 2010 to exercise 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino's termination.  These stock options were not exercised by Mr. Paolino by December 8, 2010 and accordingly expired and became null and void.

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413.  A total estimated cost of approximately $786,000 relating to the remediation, which includes disposal of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs, has been recorded through March 31, 2011.

The United States Attorney for the District of Vermont (the “U.S. Attorney”) conducted an investigation of the Company relating to possible violations of the Resource Conservation and Recovery Act (“RCRA”) at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc. to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011.  In addition to the Company incurring $83,000 in legal expenses in 2010 relating to this matter, the Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay the Fine as part of the Plea Agreement.

The Company is a party to various other legal proceedings related to its ordinary business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

8.	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its consolidated financial statements.  The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.  The Company must make these estimates and assumptions because certain information is dependent on future events and cannot be calculated with a high degree of precision from the data currently available.  Such estimates include the Company's estimates of reserves, such as the allowance for doubtful accounts, sales returns, warranty allowances, inventory valuation allowances, insurance losses and loss reserves, valuation of long-lived assets, estimates of realization of income tax net operating loss carryforwards, computation of stock-based compensation, as well as valuation calculations such as the Company’s goodwill impairment calculations and derivative liability calculations.

9.	Income Taxes

The Company recorded income tax expense of $10,000 and $ 25,000 from continuing operations in each of the three months ended March 31, 2011 and 2010, respectively.  Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately 0.8% and 0.4% for the three months ended March 31, 2011 and 2010, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.  It is management’s belief that it is unlikely that the net deferred tax asset will be realized and as a result it has been fully reserved.  Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three months ended March 31, 2011 and 2010.

The Company follows the appropriate accounting guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition.  At March 31, 2011, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three months ended March 31, 2011 and 2010 is insignificant and when incurred is reported as interest expense.

10.	Asset Impairment Charges

Management periodically reviews the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009, June 30, 2010, and December 31, 2010. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high-end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Discontinued Operations

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

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year.  We updated our forecasted cash flows of these reporting units during the second quarter of each year.  These updates considered current economic conditions and trends, estimated future operating results for the launch of new products as well as non-product revenue growth, and anticipated future economic and regulatory conditions.  Based on the results of our assessment of goodwill impairment at June 30, 2009 and June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value at both measurement dates.  With the noted potential impairment at June 30, 2009 and June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill.  The resulting implied goodwill was $5.9 million at June 30, 2009 and $2.8 million at June 30, 2010, which was less than the recorded value of goodwill at these respective dates. Accordingly, we recorded impairments to write down goodwill of this reporting unit by $1.0 million and $3.1 million at June 30, 2009 and June 30, 2010, respectively. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 5. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

11. Goodwill

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

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar guidelines of publicly traded companies.

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

Due to continuing challenges in our Mace Security Products, Inc. reporting unit in 2010, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks. We recorded an impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at December 31, 2010 or March 31, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Based on the Company’s April 30, 2010 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 5% to 6% to an annual recurring revenue growth rate of 3% to 4%, without a corresponding decrease in operating expenses, would result in an approximate $500,000 impairment charge.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

The changes in the carrying amount of goodwill for the year ended December 31, 2010 and the three months ended March 31, 2011 are as follows (in thousands):
	Digital Media Marketing Segment	Security Monitoring Services Reporting Unit	Total
Balance at December 31, 2009	$5,887	$1,982	$7,869
Impairment loss	(5,887)	-	(5,887)
Balance at December 31, 2010	$-	$1,982	$1,982
Acquisition of TCCI	-	818	818
Balance at March 31, 2011	$-	$2,800	$2,800

12.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease, as extended, expires on November 14, 2011.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month.  The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company entered into a Lease Extension Agreement on December 20, 2010 to extend the lease through November 14, 2011 at a monthly rate of $11,315 and to provide an option to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $33,945 and $32,330 for the three months ended March 31, 2011 and 2010, respectively.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”) on December 28, 2010. Merlin is a fund managed by Ancora Advisors, a subsidiary of the Ancora Group.  Richard Barone, a Company director, is Chairman and controlling person of the Ancora Group. The loan, which had an original maturity date of March 28, 2011, has been extended to June 6, 2011.  The loan was payable in two installments of $675,000 with each installment to be paid upon the closing of each of the two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. The Company expects to pay the remaining balance from the proceeds generated by the sale of a Dallas, Texas area car wash that is under an agreement of sale and expected to close in the second quarter of 2011. The loan bears interest at a rate of 12% per annum, and is secured by a second lien on a Dallas, Texas area car wash and a security interest in the tradename “Mace”.   As part of the consideration for the financing, Merlin was also granted a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The Warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011.  The exercise price of the Warrant will be adjusted lower to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20. The warrants were accounted for under the equity method with the Black-Scholes fair value of the warrants of $63,274 recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount was charged to interest expense over the original three month maturity period of the loan with an offsetting credit to the loan balance.

The Company plans to raise working capital through a Rights Offering (the "Rights Offering") pursuant to which the Company's stockholders will be given the right to purchase three shares of common stock for each share of common stock owned as of a record date for an exercise price.  Both the record date and exercise price will be set by the Board of Directors prior to the date a prospectus for the Rights Offering is mailed to the stockholders.  On March 25, 2011, the Company and Ancora Securities, Inc. ("Ancora") executed a Placement Agent and Dealer Manager Agreement, under which Ancora will act as the dealer manager and placement agent for the planned Rights Offering.  All new shares issued under the Rights Offering will be registered under the Securities Act of 1933, as amended (the “Securities Act”).  Richard Barone, a member of our Board of Directors, is a controlling owner of Ancora Securities, Inc.

We have also entered into a Securities Purchase Agreement dated March 25, 2011 (the "Securities Purchase Agreement") with Merlin.  In accordance with the Securities Purchase Agreement, Merlin and up to three assignees of Merlin, will purchase $4.0 million of our common stock, valued at the per share exercise price used in the Rights Offering at the conclusion of the Rights Offering (the "Additional Stock").  Merlin will be paid a fee of  $250,000 under the Securities Purchase Agreement on the date the sale is consummated.  There are conditions to Merlin's obligation to purchase, including: (i) that the Rights Offering must occur; (ii) the stock sold to Merlin must be registered under the Securities Act; and (iii) the Company must expand its Board of Directors to seven persons with the two vacancies created by the expansion to be filled with individuals acceptable to Merlin. The Company filed a registration statement on May 2, 2011 with the SEC to register the Rights Offering stock and the stock to be sold to Merlin under the Securities Act. The registration statement has not yet been declared effective.  This disclosure of the Rights Offering does not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of any securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On March 30, 2011, the Company borrowed $1.4 million with an interest rate of 6% per annum from Merlin to fund the acquisition of TCCI, a security monitoring company.  The loan is due March 30, 2013; however, Merlin has the right to call the loan thirty days after the conclusion of the Company’s proposed Rights Offering and Merlin's purchase of the Additional Stock ("Call Trigger Event"). Merlin's right to call the loan expires six months and forty business days after the Call Trigger Event.  If the Call Trigger Event occurs and Merlin does not call the loan within the time allowed, the loan's maturity date becomes extended to March 30, 2016.  The $1.4 million loan may also be converted to common stock at Merlin's option upon the occurrence of certain trigger events.  The first trigger event, giving Merlin the right to convert the loan, is the Company's failure to make the Rights Offering to the Company’s stockholders.  If the Company does not make the Rights Offering to the stockholders, Merlin may convert the loan into common stock at a per share price equal to the lower of 75% of (i) the tangible book value of the Company; or (ii) the ten day average closing sales price of the common stock starting with the day that Merlin notifies the Company that Merlin has elected to convert the loan.  If the Rights Offering is made to stockholders, and Merlin does not exercise its right to call for the payment of the loan, Merlin has the right to convert the loan into common stock through March 30, 2016, the new maturity date.  The conversion right is at a per share price equal to the ten day average closing sales price of the common stock, starting with the trading day which is 30 trading days after the Call Trigger Event. In accordance with ASC 815, “Derivatives and Hedging”, the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Monte Carlo model with the following assumptions: risk free interest rate: 0.16%; expected life of the option to convert of 4.7 years; and volatility: 48%. The fair value of the conversion option as of March 31, 2011 is $590,000 and is recorded as a derivative liability and as a discount to the debt. The conversion option will be marked-to-market each reporting period, with the changes in fair value reported in earnings.

As compensation for the loan, Merlin received a five year warrant exercisable into 157,357 shares of common stock at an exercise price of $0.20 per share.  The warrant contains an anti-dilution provision that provides that the Company will issue Merlin a warrant equal to 1% percent of any shares issued by the Company for one year after the date the warrant was issued.  Any new warrant issued will be exercisable at $0.20 cents per share. The loan is secured by a security interest in the "Mace" name, a pledge of the stock of Mace CSSS, Inc., (the monitoring company subsidiary) and a security interest in the assets of Mace CSSS, Inc.  The conversion features of the loan and the warrant may result in additional dilution to stockholders.  The warrants were accounted for under the equity method with the Black-Scholes fair value of the warrants of $47,420 recorded as an additional discount to the $1.4 million Merlin loan and as additional paid-in capital. The discount will be charged to interest expense over the 24 month maturity period of the loan with an offsetting credit to the loan balance.

13.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2011, the Company had borrowings, including capital lease obligations, derivative liabilities, and borrowings related to discontinued operations, of approximately $3.5 million, including $1.2 million of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from March 31, 2011.

We had two letters of credit outstanding at March 31, 2011 totaling $149,392 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit.  There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at March 31, 2011 for $124,618.

Our most significant borrowings include secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) and two debt instruments with Merlin, a promissory note for $675,000 and a debenture note for $1.4 million. The promissory note to Merlin in the amount of $675,000, which is classified as current debt, is secured by a second lien on a Dallas, Texas car wash and the $1.4 million debenture, which is classified as a non-current liability at a discounted value of $762,580, is secured by a security interest in the “Mace” name, a pledge of the stock of Mace CSSS, Inc. and a security interest in the assets of Mace CSSS, Inc. See Note 12. Related Party Transactions, for additional information and terms regarding the debt instruments with Merlin.  The secured notes payable to Chase, in the amount of $1.3 million, includes $1.2 million classified as current liabilities in current portion of long-term debt or liabilities related to assets held for sale at March 31, 2011, and secured by certain car wash sites and the Company’s Texas warehouse building.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of March 31, 2011, our warehouse and office facility in Farmers Branch, Texas and three car washes were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. We were in compliance with these covenants as of March 31, 2011. We are currently planning to raise additional capital in 2011 through asset sales and/or the sale of securities of the Company. If we are not successful in raising additional capital, we estimate that our unencumbered cash and marketable securities will be less than $1.5 million before March 31, 2012.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $1.3 million at March 31, 2011 could become due and payable on demand and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Accrued compensation	$311	$235

Accrued acquisition consideration	551	951

Other	1,688	1,719
	$2,550	$2,905

15. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):
	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(1,259)	$(6,815)
Denominator:
Denominator for basic earnings per share-weighted-average shares	15,735,725	15,913,775
Dilutive effect of options and warrants	-	-
Denominator for diluted earnings per share- weighted-average shares	15,735,725	15,913,775
Basic and diluted loss per share	$(0.08)	$(0.43)

The effect of options and warrants for the periods in which we incurred a net loss have been excluded as it would be anti-dilutive.  The options and warrants excluded totaled 48,608 and 88,355 for the three months ended March 31, 2011 and 2010, respectively. Additionally, the potential dilutive effect of the convertible debenture note with Merlin cannot be determined at this time and accordingly has been excluded from the above earnings per share calculations.

16.  Equity

On August 13, 2007, the Company’s Board of Directors authorized a share repurchase program to purchase shares of the Company’s common stock up to a maximum value of $2.0 million.  Purchases will be made in the open market, if and when management determines to effect purchases.  Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through March 31, 2011, the Company had purchased 747,860 shares of common stock on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at March 31, 2011.

17.  Subsequent Events

On May 5, 2011, the Company amended the Stock Purchase Agreement dated April 7, 2009 for the purchase of all the common stock of CSSS, Inc. which the Company had entered into with the former stockholders of CSSS, Inc.  Under the amendment: (i) the date for the payment to the former shareholders of a $500,000 holdback of the purchase price was extended from May 1, 2011 to July 1, 2011; (ii) a purchase price holdback relating to a service contract for telephone lines was reduced from $300,000 to $250,000 and the holdback, as reduced, is to paid to the former shareholders by July 10, 2015, if no legal proceeding has been initiated to collect any amounts owed on the service contract by July 6, 2015; (iii) a purchase price holdback relating to a contract for long distance telephone lines was reduced from $200,000 to $150,000 and the holdback, as reduced, is to be paid to the former shareholders by January 15, 2013, if no legal proceeding has been initiated to collect any amounts owed on the contract for long distance telephone lines by January 12, 2013; and (iv) the $100,000 of reduced holdbacks was and is to be paid to the former shareholders in the amount of $50,000 on May 12, 2011 and $50,000 on July 15, 2011.  The amendment also provides for payment of interest at the rate of 2% per annum on the holdback amounts.

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

Introduction
Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include less-than-lethal Mace® defense sprays, intrusion fencing, access control, security cameras and security digital recorders.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for approximately 470 security dealer clients with over 63,500 end-user accounts with the recent acquisition of TCCI.  The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the three months ended March 31, 2011 for the Security Segment were comprised of approximately 24% from our professional electronic surveillance operation, 8% from our consumer direct home and small business electronic surveillance operations, 14% from our machine vision camera and video conferencing equipment operation, 31% from our personal defense and law enforcement aerosol operation in Vermont, and 23% from our wholesale security monitoring operation in California.

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

Other Income

Other income generally consists of gains and losses on short-term investments.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate.  Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

The Company’s Board of Directors committed to a plan to divest of the Digital Media Marketing Segment and, on November 11, 2010, the Company entered into a Stock Purchase Agreement to sell the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. On November 22, 2010, we sold Linkstar Corporation for a sale price of $1.1 million to Silverback Network, Inc. (the “Purchaser”). Under the terms of the Stock Purchase Agreement, the  Purchaser paid  $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds will be released to the Company in six months provided there are no unsatisfied indemnity claims under the Stock Purchase Agreement. The results of the Digital Media Marketing Segment’s operations have been classified as assets held for sale and liabilities related to assets held for sale in our balance sheet at December 31, 2010 and March 31, 2011, and as discontinued operations in our statements of operations and our statements of cash flows.  Our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. The results of operations of our Digital Media Marketing operations for the three months ended March 31, 2010 and 2011 are reported as discontinued operations and, accordingly, have been segregated from the revenues and expenses discussions below.

Linkstar, the e-commerce division, was a direct-response product business that developed, marketed and sold products directly to consumers through the internet. We reached our customers predominantly through online advertising on third-party promotional websites. Linkstar also marketed products on promotional websites operated by Promopath, our online marketing division. Promopath, secured customer acquisitions or leads for advertising clients principally by using promotional internet sites that offer free gifts.

Cost of revenues within the Digital Media Marketing Segment consisted primarily of amounts we paid to website publishers that were directly related to revenue-generating events, including the cost to enroll new members, fulfillment and warehousing costs, including direct labor and related taxes, fringe benefits and e-commerce product costs. Promopath’s largest expense was the purchasing of internet addresses to which it sent its promotional pages.

Car Wash Services

At March 31, 2011, we owned or leased three full service car wash locations in Texas which are reported as discontinued operations (see Note 5. Discontinued Operations and Assets Held for Sale) and, accordingly, have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

On December 31, 2007, Eagle completed the purchase of the Company’s five truck washes for $1.2 million in consideration, consisting of $280,000 cash and a $920,000 note payable to the Company secured by mortgages on the truck washes. The $920,000 note, which has a balance of $822,715 at March 31, 2011, has a five-year term, with principal and interest paid on a 15-year amortization schedule.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:
	Three Months Ended March 31,
	2011	2010

Revenues	100%	100%
Cost of revenues	65.0	70.7
Gross profit	35.0	29.3
Selling, general, and administrative expenses	61.5	66.6
Arbitration award	-	105.5
Depreciation and amortization	3.3	3.6
Operating loss	(29.8)	(146.4)
Interest expense, net	(3.2)	(0.2)
Other income	-	0.1
Loss from continuing operations before income taxes	(33.0)	(146.5)
Income tax expense	0.3	0.6
Loss from continuing operations	(33.3)	(147.1)
Loss from discontinued operations, net of tax	(1.7)	(12.6)
Net loss	(35.0)%	(159.7)%

Revenues

Security

Revenues were approximately $3.6 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.  Of the $3.6 million of revenues for the three months ended March 31, 2011, $854,000, or 24%, was generated from our professional electronic surveillance operations, $292,000, or 8%, from our consumer direct home and small business electronic surveillance operations, $515,000 or 14%, from our high-end digital and machine vision cameras and professional imaging components operation, $1.1 million, or 31%, from our personal defense and law enforcement aerosol operations in Vermont, and $816,000, or 23%, from our wholesale security monitoring operation in California. Of the $4.3 million of revenues for the three months ended March 31, 2010, $1.0 million, or 23%, was generated from our professional electronic surveillance operation, $349,000, or 8%, from our consumer direct home and small business electronic surveillance operation, $919,000 or 22% from our high-end digital and machine vision cameras and professional imaging components operation, $1.2 million, or 29%, from our personal defense and law enforcement aerosol operation in Vermont and $787,000, or 18%, from our wholesale security monitoring operation in California.

Revenues within the Security Segment decreased in 2011 despite an increase in revenues from our wholesale security monitoring operation. The combined $183,000, or 14%, decrease in sales within our professional and consumer direct electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by low construction and remodeling levels. We also experienced a $403,000 or 44% decrease in our high-end digital and machine vision camera operations as a result of a decrease in product availability from one of its large suppliers.  Our Vermont personal defense operations sales also decreased by approximately $114,000, or 9%, from 2010 to 2011, with a decrease noted in the sales of non-aerosol products and TG Guard systems.

Cost of Revenues

Security

Costs of revenues were $2.3 million, and $3.0 million, or 65% and 71% of revenues, for the three months ended March 31, 2011 and 2010, respectively. The reduction in costs of revenues as a percent of revenues is due to management’s focus on improving profit margins through enhanced pricing and reduced cost of products.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2011 and 2010 were $2.2 million and $2.8 million, respectively.  SG&A expenses as a percentage of revenues decreased to 62% in 2011 as compared to 67% for 2010. The reduction in SG&A costs was the result of the implementation of corporate wide cost savings measures in 2008 through the first quarter of 2011, including a significant reduction in employees throughout the entire Company, including a decrease in corporate overhead costs of approximately $185,000.  The cost savings were partially realized from a reduction in costs within our security division’s surveillance equipment operations. SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $312,000, or 32%, partially as a result of our continued consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  SG&A expenses in 2010 also include legal costs related to the 2010 settled arbitration proceedings with Mr. Paolino of approximately $80,000 and severance costs of $63,000 related to employee reductions.

Depreciation and Amortization

Depreciation and amortization totaled $120,000 and $152,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in depreciation and amortization expense in 2011 was principally related to the impairment recorded to certain intangible assets within the Company’s electronic security division during 2010.

Asset Impairment Charges

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2009, December 31, 2009,  June 30, 2010 and December 31, 2010. We recorded an impairment charge to trademarks of approximately $80,000 and an impairment charge of $142,000 to customer lists, both principally related to our consumer direct electronic surveillance operations as of June 30, 2009 and an impairment charge of $30,000 for trademarks related to our high-end digital and machine vision cameras and professional imaging component operations at December 31, 2009.  With continuing deterioration in 2010, we recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high-end digital and machine vision cameras and professional imaging component operation.

Additionally, we conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2010, we determined that there was no impairment in that the fair value for this reporting unit exceeded the book value of its invested capital. Our wholesale security monitoring business has recorded goodwill of $1.98 million, which exceeds the book value of its invested capital by $249,000, or 7.8%. Subsequent to our most recent annual testing date of April 30, 2010, the operating results of this reporting unit have performed at expected levels and no impairment indicators were deemed present at December 31, 2010 or March 31, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, and anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected which would negatively impact the fair value of this business. Based on the Company’s April 30, 2010 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 5% to 6% to an annual recurring revenue growth ratio of 3% to 4%, without a corresponding decrease in operating expenses, would result in an approximate $500,000 impairment charge.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

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

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2011 and 2010 was $116,000 and $10,000, respectively. The increase in net interest expense is due to an increase in interest expense of approximately $112,000 principally related to the two notes with Merlin and a reduction in interest income of approximately $5,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2011.

Income Taxes

We recorded income tax expense of $10,000 and $25,000 for the three months ended March 31, 2011, and 2010, respectively. Income tax expense reflects the recording of state income taxes.  The effective tax rates are approximately 0.8% and 0.4% for the three months ended March 31, 2011 and 2010, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2011 were $0 as a result of the sale of Linkstar in November 2010. Revenues within our Digital Media Marketing Segment for the three months ended March 31, 2010 were approximately $2.7 million, consisting of $2.7 million from our e-commerce division and $17,000 from our online marketing division.

Cost of revenues within our Digital Media Marketing Segment was $0 for the three months ended March 2011 and approximately $2.3 million, or 83.1% of revenues, for the three months ended March 31, 2010.

Car Wash Services

Revenues within the car wash operations for the three months ended March 31, 2011 were $856,000 as compared to $1.48 million for the same period in 2010, a decrease of $625,000 or 42%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes. Overall car wash volumes declined by approximately 22,000 cars, or 43%, in 2011 as compared to 2010, related to the closure and divestiture of five car wash locations in Texas since January 2010.  Additionally, the Company experienced a slight increase in average car wash and detailing revenue per car from $17.21 in 2010 to $17.26 in 2011.

Cost of revenues within the car wash operations were $762,000, or 89% of revenues, and $1.37 million or 93% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cost of revenues as a percent of revenues in 2011 as compared to 2010 was the result of a reduction in cost of labor as a percentage of car wash and detailing revenues.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents was $2.3 million at March 31, 2011.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 21.5% at March 31, 2011 and 20.0% at December 31, 2010. Our business requires a substantial amount of capital, most notably to fund our losses.  We plan to meet these capital needs from various financing sources, including borrowings, cash generated from the sale of car washes, and the issuance of common stock. Our debt covenants with J.P. Morgan Chase Bank, N.A. require us to maintain a total unencumbered cash and marketable securities balance of $1.5 million.

As of March 31, 2011, we had working capital of approximately $6.4 million.  Working capital was approximately $7.0 million at December 31, 2010.  Our positive working capital decreased by approximately $660,000 from December 31, 2010 to March 31, 2011, due to our 2011 first quarter net loss and the sale of the Lubbock, Texas car wash in March, 2011.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin on December 28, 2010. The loan, which had an original maturity date of March 28, 2011, has been extended to June 6, 2011.  The loan was payable in two installments of $675,000 each upon the closing of each of two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. The Company expects to pay the remaining balance from the proceeds generated by the sale of a Dallas, Texas area car wash that is under an agreement of sale and expected to close in the second quarter of 2011. The loan bears interest at a rate of 12% per annum, and is secured by second liens on the Dallas, Texas area car wash and a security interest in the tradename “Mace”. See Note 12. Related Party Transactions for additional information and the terms of this debt instruments.

To the extent we do not reduce the current negative cash flow from operations of approximately $250,000 to $300,000 per month or generate sufficient cash from the sale of assets, we may not have sufficient cash to operate.  To the extent we lack cash to meet our future capital and cash operating requirements, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  We estimate that our cash balances will not be sufficient to pay our estimated cash operating requirements through March 31, 2012 unless we are successful in increasing our cash position through the above noted asset sales or raising additional capital through the sale of securities. There can be no assurance that adequate pending asset sales will take place prior to March 31, 2012 or that we will be successful in selling our securities. If we are unable to raise additional capital, we will need to substantially reduce the scale of operations and curtail our business plans. Additionally, we will not have sufficient funds to meet capital expenditures and cash operating requirements through the next twelve months and will not comply with our debt covenants with JP Morgan Chase unless we can increase sales and reduce the current levels of negative cash flow from operations as per the Company’s business plan, complete the pending sale of assets and/or raise additional cash from securities sales. Also see Item 1A. Risk Factors below for Risks Related to Our Business and Common Stock.

If we reduce our negative cash flow from operations and generate cash from the successful sale of our remaining car wash operations and our Texas warehouse as planned, our current cash and short-term investment balance at March 31, 2011 of $2.3 million and the cash proceeds from these asset sales will be sufficient to meet our future capital expenditure and operating funding needs through at least the next twelve months and will allow us to continue to satisfy our debt covenant requirement with Chase.

On March 30, 2011, we borrowed $1.4 million at an interest rate of 6% per annum from Merlin to fund the acquisition of a security monitoring company.  The loan is due March 30, 2013; however, Merlin has the right to call the loan thirty days after the conclusion of the Company’s proposed Rights Offering and Merlin's purchase of the Additional Stock ("Call Trigger Event").   Merlin's right to call the loan, expires six months and forty business days after the Call Trigger Event.  If the Call Trigger Event occurs and Merlin does not call the loan within the time allowed, the loan's maturity date becomes extended to March 30, 2016. See Note 12. Related Party Transactions for additional information and the terms of this debt instruments.

The Company plans to raise working capital through the Rights Offering described in Note 12. Related Party Transactions. On December 23, 2010, the Board of Directors of the Company approved a plan to prepare the Rights Offering. On March 25, 2011, the Company and Ancora executed a Placement Agent and Dealer-Manager Agreement, under which Ancora will act as the placement agent for the planned Rights Offering. The basic terms of the Rights Offering is for each stockholder to be given the right to purchase three shares of common stock for each share of common stock owned as of the record date, at an exercise price to be established by the Company.  The record date and exercise price will be determined and set by the Board of Directors at a later date near the date of the mailing of the prospectus for the Rights Offering.  All new shares issued under the Rights Offering will be registered under the Securities Act.

We have also entered into a Securities Purchase Agreement dated March 25, 2011 with Merlin, a hedge fund which is under common control with Ancora.  In accordance with the Securities Purchase Agreement, Merlin and up to three assignees of Merlin will purchase $4.0 million of our common stock, valued at the per share exercise price used in the Rights Offering at the conclusion of the Rights Offering. Merlin will be paid a fee of $250,000 under the Securities Purchase Agreement on the date the sale is consummated. There are conditions to Merlin's obligation to purchase, including: (i) that the Rights Offering must occur; (ii) the stock sold to Merlin must be registered under the Securities Act; and (iii) the Company must expand its Board of Directors to seven persons with the two vacancies created by the expansion to be filled with individuals acceptable to Merlin. The Company filed a registration statement on May 2, 2011 with the SEC to register the Rights Offering stock and the stock to be sold to Merlin.  Richard Barone, a member of our Board of Directors, is a controlling owner of Ancora Securities, Inc. and Ancora Advisors, LLC.  Ancora Advisors, LLC is the manager of Merlin.

The Rights Offering is expected to be completed in the second quarter of 2011.  This disclosure of the Rights Offering does not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of any securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

We have been funding our losses through the sale of assets.  In 2010, we generated $3.1 million in cash from the sale of assets, including $990,000 from the sale of Linkstar and $2.1 million from the sale of four car washes, net of related mortgages. Additionally, in the first quarter of 2011, we generated $975,000 in cash, net of a related mortgage, from the sale of a Lubbock, Texas car wash with $675,000 of the net proceeds used to pay down a promissory note with Merlin.

As of March 31, 2011, we had three remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. We also listed our Texas warehouse for sale in August, 2010 with a real estate broker, which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 million to $1.2 million.

Capital expenditures for our Security Segment and our corporate division were $45,000 and $163,000 for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations and our Digital Media Marketing business, were $3,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively.  We estimate capital expenditures for the Security Segment at approximately $150,000 to $200,000 for the remainder of 2011, principally related to technology improvements within our wholesale security monitoring services operations.

The U.S. Attorney conducted an investigation of the Company relating to possible violations of the RCRA at the Company’s Bennington, Vermont location. On November 16, 2010, the U.S. Attorney filed a one count indictment charging the Company and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A).   Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont.  The Company has resolved the indictment through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney.  The Plea Agreement was made under Fed. R. Crim. P. 11(c)(1)(C), and provides in part, for (i) Mace Personal Defense, Inc. to plead guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) Mace Personal Defense, Inc. to pay a fine of $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) the Company to guarantee the payment of the Fine; (iv) the United States to dismiss the indictment against the Company at time of sentencing of Mace Personal Defense, Inc.; and (v) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated record keeping or reporting offenses.  The Plea Agreement is not final until it is accepted by the Court. A hearing date for sentencing has been scheduled for May 26, 2011. In addition to the Company incurring $83,000 in legal expenses in 2010 relating to this matter, the Company has recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay the Fine as part of the Plea Agreement.

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

Debt Capitalization and Other Financing Arrangements

At March 31, 2011, we had borrowings, including capital lease obligations and derivative liabilities, of approximately $3.5 million. We had two letters of credit outstanding at March 31, 2011, totaling $149,392, as collateral relating to workers’ compensation insurance policies. We also maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit.  There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at March 31, 2011 for $124,618.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Chase term loan agreements limit capital expenditures annually to $1.0 million, require the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. We were in compliance with these covenants as of March 31, 2011.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain further amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions and the requirements to fund the growth of our security business.  In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions.  If the Company is unable to obtain waivers or amendments in the future, Chase debt currently totaling $1.3 million would become payable on demand by the financial institution upon expiration of its current waiver.  There can be no assurance that debt covenant waivers or amendments would be obtained or that the debt would be refinanced with other financial institutions on favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2011, including capital lease obligations, debt related to discontinued operations, derivative liabilities, and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
		Less than One	One to Three	Three to Five	More Than Five
Contractual Obligations (1)	Total	Year	Years	Years	Years
Long-term debt (2)	$3,314	$1,341	$1,973	$-	$-
Capital lease obligations	147	73	74	-	-
Minimum operating lease payments	2,178	813	903	462	-
Total	$5,639	$2,227	$2,950	$462	$-

	Amounts Expiring Per Period
		Less Than One	One to Three	Three to Five	More Than Five
Other Commercial Commitments	Total	Year	Years	Years	Years
Line of credit (3)	$125	$125	$-	$-	$-
Standby letters of credit (4)	149	149	-	-	-
Total	$274	$274	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $348,000.

(3)	The Company maintains a $500,000 line of credit with Chase. There was one commercial letter of credit outstanding for inventory purchases under this line of credit at March 31, 2011 for $124,618.
(4)	Outstanding letters of credit of $149,392 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $591,000 for the three months ended March 31, 2011.  Cash used in operating activities in 2011 was primarily due to a net loss from continuing operations of $1.2 million, partially offset by $20,000 of non-cash stock-based compensation charges from continuing operations and $120,000 of depreciation and amortization expense. Cash was also impacted by a decrease in accounts receivable of $358,000, a combined increase in accounts payable and accrued expenses of $150,000, an increase in inventory of $352,000, and a decrease in prepaid expenses and other assets of $429,000.

Net cash used in operating activities totaled $1.8 million for the three months ended March 31, 2010. Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $6.3 million, which included $30,000 in non-cash stock-based compensation charges and $152,000 of depreciation and amortization expense.  Cash was also impacted by a decrease in accounts receivable of $163,000, a decrease in inventory of $411,000 and a combined increase in accounts payable and accrued expenses of $3.7 million primarily as a result of the accrued arbitration award of $4.5 million recorded at March 31, 2010.

Investing Activities.  Cash used in investing activities totaled approximately $299,000 for the three months ended March 31, 2011, net of cash provided by investing activities from discontinued operations of $924,000 related to the sale of a car wash site during the three months ended March 31, 2011. Investing activity also included capital expenditures of $45,000 related to ongoing operations and cash used for the acquisition of TCCI.

Cash provided by investing activities totaled approximately $744,000 for the three months ended March 31, 2010, which includes cash provided by investing activities from discontinued operations of $733,000.  Investing activity in 2010 also included capital expenditures of $85,000 related to ongoing operations offset by the sale of short-term investments of $96,000.

Financing Activities.  Cash provided by financing activities was approximately $614,000 for the three months ended March 31, 2011, which includes $1.4 million of borrowings with Merlin, and $711,000 of principal payments on debt from continuing operations. Financing activities also include $75,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $324,000 for the three months ended March 31, 2010, which included $31,000 of routine principal payments related to continuing operations and $178,000 used to purchase treasury stock. Additionally, $115,000 of cash was used for routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe its operations are subject to seasonality. Inflation and changing prices have not had a material impact on the Company’s net sales and revenues or its income from continuing operations in the three most recent fiscal years.

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

Revenues from the Company’s Security Segment are recognized when shipments are made or security monitoring services are provided, or for export sales, when title has passed. More specifically, revenue is recognized and recorded by our electronic surveillance equipment business and personal defense spray and related products business when shipments are made and title has passed. Revenue within our wholesale security monitoring operation is recognized and recorded on a monthly basis as security monitoring services are provided to its dealers under cancellable contracts with terms generally for two (2) to twenty-four (24) months. Revenues are recorded net of sales returns and discounts.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2010 and 2009.  See Note 11. Goodwill and Note 10. Asset Impairment Charges.

The Company accounts for its embedded conversion features in its convertible debenture in accordance ASC 815-10, “Derivatives and Hedging,” which requires a periodic valuation of its fair value and a corresponding recognition of a liability associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of a derivative liability related to the issuance of convertible debt is recorded as a discount to the related debt at the date of issuance and as a derivative liability. Any subsequent increase or decrease in the fair value of the derivative liability is recognized as “Other expense” or “Other income”, respectively.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $83,000 and $70,000 for the three months ended March 31, 2011 and 2010, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $1,300 and $5,700 for the three months ended March 31, 2011 and 2010, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its discontinued Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears.  Marketing costs in the Company’s discontinued Digital Media Marketing Segment, which consisted of the costs to acquire new members for its e-commerce business, were expensed as incurred rather than deferred and amortized over the expected life of a customer. Advertising expense was approximately $68,700 and $187,000 for the three months ended March 31, 2011 and 2010, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis for our wholesale security monitoring business, our only reporting unit with recorded goodwill. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test of its wholesale security monitoring reporting unit as of April 30 of each year or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill was $2.8 million at March 31, 2011 and $2.0 million at December 31, 2010.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at March 31, 2011 and December 31, 2010, including derivative liabilities and debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$2,188	$2,369	$1,432	$1,525
Variable rate debt	1,273	1,273	2,037	2,040
Total	$3,461	$3,642	$3,469	$3,565

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $98,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.

Noncash investing and financing activity of the Company includes the acquisition of communication equipment under a note payable for $78,000 during the three months ended March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2010, as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Substantially all of our variable rate debt obligations at March 31, 2011 are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2011. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $20,000 in 2011.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of Dennis R. Raefield, the Company’s Chief Executive Officer (the “CEO”), and Gregory M. Krzemien, Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

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

Item 1A.   Risk Factors

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our net losses for 2010 and the three months ending March 31, 2011 were $18.1 million and $1.3, respectively.  Our net loss for 2010 of $18.1 million included the $4.6 million Arbitration Award to Mr. Paolino and $7.4 million of non-cash impairment charges largely related to our discontinued Digital Media Marketing Segment. We have been funding operating losses by divesting of our car washes and other non-core assets through third party sales.  Our capital requirements include working capital for daily operations, including purchasing inventory and equipment.  We had cash and cash equivalents of $2.3 million as of March 31, 2011.  We estimate that our cash balances will not be sufficient to pay our cash operating requirements through March 31, 2012 unless we are successful in increasing our cash position through pending asset sales or otherwise raising additional capital. The Company plans to raise working capital through a Rights Offering approved by the Company’s Board of Directors, but there is no assurance that the Rights Offering will be successful. See the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Note 12. Related Party Transactions.

We may not be able to raise capital from asset sales.  The current economic climate has made it more difficult to sell our assets held for sale.  Only one of the three car washes we owned at March 31, 2011 is under an agreement of sale. As of March 31, 2011, we estimate that the  three remaining car washes  could  generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. See Note 4. Business Acquisitions and Divestitures for a description of the car wash sale and pending sales. Additionally, our Texas warehouse has been listed for sale since the third quarter of 2010. We estimate the sale of the Texas warehouse could generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million. To the extent that we are unable to sell assets during the second or third quarter of 2011, we will need to raise additional funds through additional equity and/or debt financings or substantially reduce the scale of our operations and curtail our business plan.

If we raise capital through the Rights Offering and sale of the Additional Stock to Merlin, the present stockholder's  ownership interest will be diluted. Stockholders will experience an immediate dilution of the net tangible book value per share of our common stock, if the Rights Offering and/or the sale of the Additional Stock to Merlin occurs.  Our net tangible book value as of March 31, 2011 was approximately $7.7 million, or $0.49 per share of our common stock (based upon 15,735,725 shares of our common stock outstanding at March 31, 2011).  Net tangible book value per share is equal to our total net tangible book value, which is our total tangible assets less our total liabilities, divided by the number of shares of our outstanding common stock.  Dilution per share equals the difference between the amount per share paid by purchasers of shares of common stock in the Rights Offering and by Merlin for the Additional Stock and the net tangible book value per share of our common stock immediately after the Rights Offering and after the purchase of the Additional Stock by Merlin.  We anticipate that the per share purchase price of common stock in the Rights Offering and the per share price of the Additional Stock will be less than $0.49 per share.

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

We have reported net losses in the past.  If we continue to report net losses, the price of our common stock may decline, or we could go out of business.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2010 and in the first quarter of 2011.  Although a portion of the reported losses in past years related to the Arbitration Award to Mr. Paolino and related legal costs expended, non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 2010 and the three months ended March 31, 2011 were $18.1 million and $1.3 million, respectively.  Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

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

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverage for our assets and operations.  These coverages include property coverage, including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses.  Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010.  The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from the Company in the amount of $145,712 at March 31, 2011.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

The loss of our distributorship for Sony Electronics’ Visual Imaging Products will adversely impact the sales within our high-end digital and machine vision camera operation, IVS. IVS recorded total net revenues of $4.6 million for the year ended December 31, 2010 of which approximately 60% of the net revenues were derived from the sale of Visual Imaging Products of Sony Electronics, Inc. (“Sony Products”). We were notified by Sony Electronics, Inc. that our distributorship for Sony Products would not be renewed after  March 27, 2011. Since March 27, 2011 our distributorship has been continued on a month to month basis.  The current termination date for the distributorship is May 31, 2011.  If we are unable to replace Sony Products sales with other sales, the net revenues of our IVS business will decline. We are attempting to sell  the IVS business.  If we cannot sell the IVS business we will have to obtain other products to sell.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2011	-	-	-	$1,226,000
February 1 to February 28, 2011	-	-	-	$1,226,000
March 1 to March 31, 2011	-	-	-	$1,226,000
Total	-	-	-

(1)   On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of March 31, 2011, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

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

*10.35
Debenture Agreement dated March 30, 2011, between the Company and Merlin Partners, LP in the amount of $1,400,000 and related Common Stock Purchase Warrant and Security Pledge Agreement. (Exhibit 99.1 to the April 7, 2011 Form 8-K filed April 7, 2011).

10.36	Second Note Modification Agreement dated April 29, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000.

*Incorporated by reference in the filing indicated in the parentheses.

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
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:  May 16, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.36	Second Note Modification Agreement dated April 29, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000.