Form 10-Q
period 2011-06-30
MACE SECURITY INTERNATIONAL INC
filed 2011-08-15
CIK 912607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Yes ☐    No  ☒

As of August 12, 2011, there were 58,108,341 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.
Form 10-Q
Quarter Ended June 30, 2011

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Mace Security International, Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,788	$2,564
Accounts receivable, less allowance for doubtful accounts of $658 and $562 in 2011 and 2010, respectively	1,659	2,119
Inventories, net	3,412	3,273
Prepaid expenses and other current assets	1,275	1,790
Assets held for sale	4,730	6,330
Total current assets	12,864	16,076
Property and equipment:
Buildings and leasehold improvements	537	703
Machinery and equipment	3,352	3,237
Furniture and fixtures	459	459
Total property and equipment	4,348	4,399
Accumulated depreciation and amortization	(2,899)	(2,754)
Total property and equipment, net	1,449	1,645
Goodwill	2,800	1,982
Other intangible assets, net of accumulated amortization of $1,636 and $1,552 in 2011 and 2010, respectively	2,119	1,767
Other assets	1,522	1,554
Total assets	$20,754	$23,024

The accompanying notes are an integral
 part of these consolidated financial statements.

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$781	$1,378
Accounts payable	2,483	2,168
Income taxes payable	202	199
Deferred revenue	291	324
Accrued expenses and other current liabilities	2,298	2,905
Liabilities related to assets held for sale	1,183	2,081
Total current liabilities	7,238	9,055

Long-term debt, including derivative liability, net of current portion — See Note 12	1,385	43
Capital lease obligations, net of current portion	57	70
Other liabilities	400	-

Commitments and contingencies – See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000; issued and outstanding shares-none	-	-

Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 15,735,725 at June 30, 2011 and December 31, 2010	157	157

Additional paid-in capital	94,000	93,912
Accumulated deficit	(82,466)	(80,196)
	11,691	13,873
Less treasury stock at cost, 18,332 shares at June 30, 2011 and December 31, 2010	(17)	(17)
Total stockholders’ equity	11,674	13,856
Total liabilities and stockholders’ equity	$20,754	$23,024

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Three Months Ended June 30,
	2011	2010

Revenues	$3,466	$4,353
Cost of revenues	2,254	3,094

Gross profit	1,212	1,259
Selling, general, and administrative expenses	2,018	2,219
Depreciation and amortization	134	158
Asset impairment charges	-	225

Operating loss	(940)	(1,343)

Interest expense, net	86	12
Other income	-	2
Loss from continuing operations before income taxes	(1,026)	(1,353)

Income tax expense	10	25
Loss from continuing operations	(1,036)	(1,378)
Income (loss) from discontinued operations, net of tax of $0 in 2011 and 2010	26	(3,509)
Net loss	$(1,010)	$(4,887)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.07)	$(0.09)
Income (loss) from discontinued operations	-	(0.22)
Net loss	$(0.07)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	15,735,725	15,735,725

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	Six Months Ended June 30,
	2011	2010

Revenues	$7,062	$8,620
Cost of revenues	4,591	6,110

Gross profit	2,471	2,510
Selling, general, and administrative expenses	4,230	5,063
Arbitration award	-	4,500
Depreciation and amortization	254	310
Asset impairment charges	-	225

Operating loss	(2,013)	(7,588)

Interest expense, net	203	22
Other income	-	6
Loss from continuing operations before income taxes	(2,216)	(7,604)

Income tax expense	20	50
Loss from continuing operations	(2,236)	(7,654)
Loss from discontinued operations, net of tax of $0 in 2011 and 2010	(34)	(4,048)
Net loss	$(2,270)	$(11,702)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.14)	$(0.48)
Loss from discontinued operations	-	(0.26)
Net loss	$(0.14)	$(0.74)

Weighted average shares outstanding:
Basic and diluted	15,735,725	15,824,506

The accompanying notes are an integral
 part of these consolidated financial statements.

Mace Security International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2010	15,735,725	$157	$93,912	$(80,196)	$(17)	$13,856
Stock-based compensation and issuance of warrants (see notes 6 and 12)	-	-	88	-	-	88
Net loss	-	-	-	(2,270)	-	(2,270)
Total comprehensive loss	-	-	-	-	-	(2,270)
Balance at June 30, 2011	15,735,725	$157	$94,000	$(82,466)	$(17)	$11,674

The accompanying notes are an integral
part of these consolidated  financial statements.

Mace Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(2,270)	$(11,702)
Loss from discontinued operations, net of tax	(34)	(4,048)
Loss from continuing operations	(2,236)	(7,654)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	254	310
Stock-based compensation (see Note 6)	40	34
Provision for losses on receivables	80	87
Loss on short-term investments	-	2
Changes in operating assets and liabilities, net of acquisition:
Goodwill and asset impairment charges	-	225
Accounts receivable	435	70
Inventories	(138)	257
Prepaid expenses and other assets	542	239
Accounts payable	256	(132)
Deferred revenue	(4)	7
Accrued expenses	(155)	4,002
Income taxes payable	3	(43)
Net cash used in operating activities-continuing operations	(923)	(2,596)
Net cash used in by operating activities-discontinued operations	(46)	(1,243)
Net cash used in operating activities	(969)	(3,839)
Investing activities:
Acquisition of businesses, net of cash acquired	(1,178)	-
Purchase of property and equipment	(78)	(267)
Sale of short-term investments	-	93
Payments for intangibles	(3)	(2)
Net cash used in investing activities-continuing operations	(1,259)	(176)
Net cash provided by investing activities-discontinued operations	923	1,379
Net cash (used in) provided by investing activities	(336)	1,203
Financing activities:
Proceeds from long-term debt	1,400	78
Payments on long-term debt and capital lease obligations	(750)	(65)
Purchase and retirement of treasury stock, net	-	(178)
Net cash provided by (used in) financing activities-continuing operations	650	(165)
Net cash used in financing activities-discontinued operations	(121)	(229)
Net cash provided by (used in) financing activities	529	(394)
Net decrease in cash and cash equivalents	(776)	(3,030)
Cash and cash equivalents at beginning of period	2,564	8,289
Cash and cash equivalents at end of period	$1,788	$5,259

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

The Company had a Digital Media Marketing Segment which conducted a digital media marketing and e-commerce business. The Company discontinued the digital media marketing business and sold the e-commerce business of the segment, Linkstar Corporation, on November 22, 2010. See Note 4. Business Acquisitions and Divestitures. The Company also had a Car Wash Segment which provided complete car care services (including car wash, detailing, lube, and minor repairs). As of June 30, 2011, there were only three remaining car washes all of which were located in Texas.

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

2.  New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13,  Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company has evaluated the impact of adopting the guidance and has determined it did not have an impact on the Company’s consolidated financial statements as of and for the six months ended June 30, 2011.

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

3.   Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$168	$121	$148	$115
Customer and product lists	2,802	1,464	2,417	1,398
Patent costs and trademarks	125	51	97	39
Total amortized intangible assets	3,095	1,636	2,662	1,552
Non-amortized intangible assets:
Trademarks - Security Segment	660	-	657	-
Total non-amortized intangible assets	660	-	657	-
Total other intangible assets	$3,755	$1,636	$3,319	$1,552

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):
2011	$180
2012	$174
2013	$166
2014	$119
2015	$92

Amortization expense of other intangible assets, net of discontinued operations, was approximately $48,000 and $82,000 for the three months ended June 30, 2011 and 2010, respectively, and $86,000 and $164,000 for the six months ended June 30, 2011 and 2010, respectively.  The weighted average useful life of amortizing intangible assets was 10.7 years as of June 30, 2011.

4.   Business Acquisitions and Divestitures

Acquisitions

On March 31, 2011, the Company completed the purchase of all of the outstanding common stock of The Command Center Inc. (“TCCI”) from TCCI’s stockholders. Total consideration was approximately $1.3 million, consisting of approximately $1.2 million in cash at closing and the assumption of approximately $127,000 of liabilities. TCCI’s operations are being combined in Anaheim, California with the operations of Mace CS. TCCI is a wholesale monitoring company located in Corona, California, with approximately 70 security dealer clients and approximately 22,500 end-user accounts.  Mace CS, with TCCI, services over 63,500 end-user accounts through 470 security dealer clients. TCCI’s primary assets were accounts receivable, equipment, customer contracts, and its business methods. The acquisition of TCCI provides growth to the Company’s wholesale monitoring services division and expands the ability to market its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services. The fair value of the identifiable assets acquired and liabilities assumed in TCCI as of the acquisition date include (i) $84,000 for accounts receivable; (ii) $3,000 for prepaid expenses and other assets; (iii) $42,000 for fixed assets and capital leased assets; (iv) the assumption of $127,000 of liabilities; and (v) the remainder, or approximately $1.25 million, allocated to goodwill and other intangible assets. Within the $1.3 million of acquired intangible assets, $818,000 was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of TCCI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s surveillance equipment products to TCCI’s and Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment. The remaining intangible assets were assigned to customer contracts and relationships for $385,000, tradename for $28,500, and a non-compete agreement for $20,500. Customer relationships, tradename, and the non-compete agreement were assigned a life of fifteen, five and three years, respectively.

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

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sale price of $2.1 million; the agreement expired without the sale being consummated. The current book value of this car wash is approximately $2.0 million with outstanding debt of approximately $636,000. The expired agreement of sale was amended several times to allow the buyer additional time to secure financing and close the transaction.  The buyer has requested that the agreement be reinstated with a further extension of the closing date.  The Company has not reinstated the agreement because the buyer has not been able to demonstrate that it has obtained financing for the purchase price.  As part of the various amendments, the buyer released to the Company $100,000 of escrow deposits.

On July 26, 2010, the Company completed the sale of one of its Arlington, Texas car washes for a sale price of $625,000.  The cash proceeds of the sale were $413,000, net of paying off existing debt of $195,000 and certain closing costs.  The sale resulted in a net gain of approximately $13,000.

On November 22, 2010, the Company, through its subsidiaries, Linkstar Interactive Inc. and Linkstar Corporation (the “Subsidiaries”), entered into a Stock Purchase Agreement with Silverback Network, Inc. (the “Purchaser”) for the sale of the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation, for a sale price of $1.1 million. Under the terms of the Stock Purchase Agreement, the Purchaser paid a purchase price of $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow. The escrow funds were released to the Company in May 2011 at the six month anniversary of the sale as provided for under the Stock Purchase Agreement. Costs at closing were approximately $40,000, consisting of broker commissions. As a result of the sale, the Company’s cash increased by approximately $950,000. The sale resulted in a loss of approximately $191,000.

On December 27, 2010, the Company completed the sale of an oil lubrication facility and self-serve car wash in Arlington, Texas for a sale price of $350,000.  The book value of this facility was approximately $335,000, with outstanding debt of approximately $54,000. The sale resulted in a net gain of approximately $8,000.

On March 8, 2011, the Company completed the sale of the remaining car wash it owned in Lubbock, Texas for a sale price of $1.7 million.  The net book value of this car wash was approximately $1.7 million.  The cash proceeds of the sale were approximately $300,000, net of payment of the related mortgage for $670,000, a payment of $675,000 towards the $1.35 million promissory note with Merlin Partners, LP (“Merlin”), and closing costs. See Note 12. Related Party Transactions, for additional information and terms regarding the debt instrument with Merlin.  The sale resulted in a net loss of approximately $54,000 after customary closing costs and broker commissions.

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

As of June 30, 2011, the assets of the Company’s former Car Wash Segment consisted of three car washes. The sale of a Lubbock, Texas car wash that was under an agreement of sale at December 31, 2010 was completed on March 8, 2011.  On November 22, 2010, the Company sold the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. Additionally, during the quarter ended September 30, 2010, the Company made a decision to sell its warehouse located in Farmers Branch, Texas (the “Texas warehouse”) and has listed the warehouse with a real estate broker.

The results for the car wash operations and the discontinued Digital Media Marketing Segment’s operations have been classified as discontinued operations in the statements of operations and the statements of cash flows.  These classifications are based on the remaining car washes, the remaining component of the Digital Media Marketing business, Promopath, as well as the Texas warehouse, all currently being marketed and ready for sale or under an agreement of sale.  The Company’s Board of Directors is committed to a plan to dispose of the remaining car washes, the remaining component of the Digital Media Marketing business, and the Texas warehouse within the next twelve months.  The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $762,000 and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $7.5 million for the six months ended June 30, 2011 and 2010, respectively.  Operating income (loss) from discontinued operations was $3,000 for the three months ended June 30, 2011 and $(3.5) million for the three months ended June 30, 2010, including asset impairment charges of $3.4 million. Operating loss from discontinued operations was $(71,000) for the six months ended June 30, 2011 and $(4.1) million for the six months ended June 30, 2010, including asset impairment charges of $3.5 million.

Assets and liabilities held for sale were comprised of the following (in thousands):

	As of June 30, 2011
	Car Washes	Digital Media Marketing	Security Segment Texas Warehouse	Total

Assets held for sale:
Inventory	$108	$-	$-	$108
Other current assets	-	28	-	28
Property, plant and equipment, net	2,824	3	1,762	4,589
Intangible assets	5	-	-	5
Total assets	$2,937	$31	$1,762	$4,730

Liabilities related to assets held for sale:
Other current liabilities	$-	$24	$-	$24
Current portion of long-term debt	539	-	523	1,062
Long-term debt, net of current portion	97	-	-	97
Total liabilities	$636	$24	$523	$1,183

	As of December 31, 2010
	Car Washes
	Dallas and Fort Worth, Texas	Lubbock, Texas	Digital Media Marketing	Security Segment Texas Warehouse	Total

Assets held for sale:
Inventory	$117	$5	$-	$-	$122
Other current assets	-	-	58	-	58
Property, plant and equipment, net	2,820	1,707	3	1,615	6,145
Intangible assets	5	-	-	-	5
Total assets	$2,942	$1,712	$61	$1,615	$6,330

Liabilities related to assets held for sale:
Other current liabilities	$-	$-	$103	$-	$103
Current portion of long-term debt	615	172	-	58	845
Long-term debt, net of current portion	114	524	-	495	1,133
Total liabilities	$729	$696	$103	$553	$2,081

6.  Stock-Based Compensation

The Company has two stock-based employee compensation plans.  The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $19,400 and $4,400 (in discontinued operations) for the three months ended June 30, 2011 and 2010, respectively, and $39,600 and $34,100 ($24,300 in SG&A expense and $9,800 in discontinued operations) for the six months ended June 30, 2011 and 2010, respectively.

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior five years to correspond with the Company’s focus on the Security Segment.

Dividend yield: The Company uses a 0% expected dividend yield, as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

During the six months ended June 30, 2011, the Company did not issue any stock options.  As of June 30, 2011, total unrecognized stock-based compensation expense was $24,000, which has a weighted average period to be recognized of approximately 1.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

7.   Commitments and Contingencies

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., have settled the various legal actions they had filed against each other.  The settlement was entered into on October 26, 2010.  As part of the settlement, the Company paid Mr. Paolino $2,300,000 on November 1, 2010 and $2,310,000 on December 29, 2010. With Mace’s final payment under the Settlement Agreement, all legal actions between Mr. Paolino and the Company were dismissed with prejudice and mutual releases between the Company and Mr. Paolino became effective. As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 on May 4, 2010 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).  The Arbitration Awards were confirmed on October 8, 2010 by the Court of Common Pleas of Philadelphia County.  As of the quarter ended March 31, 2010, the Company recorded an accrual of $4,500,000 for the payment of the Arbitration Awards, and increased the accrual to $4,600,000 in the quarter ended June 30, 2010. The Court also ruled that Mr. Paolino had until December 8, 2010 to exercise 1,769,682 stock options which were cancelled by the Company upon Mr. Paolino's termination.  These stock options were not exercised by Mr. Paolino by December 8, 2010 and accordingly expired and became null and void.

During January 2008, the United States Environmental Protection Agency (the “EPA”) conducted a site investigation at the Company’s Bennington, Vermont location and the building within which the facility is located.  The Company leases 33,476 square feet of the building from Vermont Mill Properties, Inc. (“Vermont Mill”).  The site investigation was focused on whether hazardous substances were being improperly stored.  After the site investigation, the EPA notified the Company and the building owner, Benmont Mill Properties, Inc. (“Benmont”), that remediation of certain hazardous wastes was required.  Vermont Mill and Benmont are both owned and controlled by Jon Goodrich, the President of the Company’s defense spray division.  The EPA, the Company, and the building owner entered into an Administrative Consent Order under which the hazardous materials and waste were remediated. All remediation required by the Administrative Consent Order was completed within the time allowed by the EPA and a final report regarding the remediation was submitted to the EPA in October 2008, as required by the Administrative Consent Order.  On September 29, 2009, the EPA accepted the final report. On February 23, 2010, the EPA issued the Company an invoice for $240,096 representing the total of the EPA's oversight costs that the Company and Benmont were obligated to pay under the Administrative Consent Order.  On April 8, 2010, the Company negotiated a reduction in the oversight cost reimbursement and, on April 13, 2010, the Company paid a negotiated amount of $216,086 to the EPA.  During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413.  Total costs relating to the remediation of approximately $786,000 were recorded through the quarter ended December 31, 2009, and included disposal costs of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. The Company has resolved the indictment, which was dismissed, through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney.  The Plea Agreement , which was accepted by the Federal District Court for Vermont on May 26, 2011, provided (i) that Mace Personal Defense, Inc. was guilty of one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) that Mace Personal Defense, Inc. was fined $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) that the Company is to guarantee the payment of the Fine, and (iv) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated recordkeeping or reporting offenses. The Company recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay the Fine. As required by the Plea Agreement, the Company has paid the first two installments of the Fine, totaling $67,000 through July 1, 2011. The final payment of $33,000 is due on January 5, 2012. In addition, the Company incurred legal expenses of $83,000 in 2010 and $35,000 in the six months ended June 30, 2011 relating to this matter.

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

 9.  Income Taxes

The Company recorded income tax expense of $10,000 and $25,000 from continuing operations in the three months ended June 30, 2011 and 2010 and $20,000 and $50,000 in the six months ended June 30, 2011 and 2010, respectively.  Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately 0.9% and 0.7% for the six months ended June 30, 2011 and 2010, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance.  It is management’s belief that it is unlikely that the net deferred tax asset will be realized and, as a result, it has been fully reserved.  Additionally, the Company recorded no income tax expense related to discontinued operations for either of the six months ended June 30, 2011 and 2010.

The Company follows the appropriate accounting guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition.  At June 30, 2011, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the six months ended June 30, 2011 and 2010 is insignificant and when incurred is reported as interest expense.

10.  Asset Impairment Charges

Management periodically reviews the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2010, and December 31, 2010. We recorded an additional impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation.

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

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units:

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

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar guidelines of publicly traded companies.

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

We conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2011, we determined that there was no impairment in that the fair value for this reporting unit exceeded its net book value by approximately $1.0 million or 22%. Our wholesale security monitoring business has recorded goodwill of $2.8 million at April 30, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected, which would negatively impact the fair value of this business. Based on the Company’s April 30, 2011 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 4% to 5% to an annual recurring revenue growth rate of 1% to 2%, without a corresponding decrease in operating expenses, would result in the fair value for this reporting unit exceeding its net book value at April 30, 2011 by approximately $50,000.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealer customers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

The changes in the carrying amount of goodwill for the year ended December 31, 2010 and the six months ended June 30, 2011 are as follows (in thousands):

	Digital Media Marketing Segment	Security Monitoring Services Reporting Unit	Total
Balance at December 31, 2009	$5,887	$1,982	$7,869
Impairment loss	(5,887)	-	(5,887)
Balance at December 31, 2010	$-	$1,982	$1,982
Acquisition of TCCI	-	818 -	818
Balance at June 30, 2011	$-	$2,800	$2,800

12.  Related Party Transactions

The Company’s Security Segment leases manufacturing and office space under a lease between Vermont Mill and the Company.  The lease, as extended, expires on November 14, 2011.  Vermont Mill is controlled by Jon E. Goodrich, a former director and current employee of the Company. The original lease was entered into in November 1999 for a five year term. In November 2004, the Company exercised an option to continue the lease through November 2009 at a rate of $10,576 per month. The Company amended the lease in 2008 to occupy additional space for an additional $200 per month. In September 2009, the Company and Vermont Mill extended the term of the lease to November 14, 2010 at a monthly rate of $10,776 per month and modified the square footage rented to 33,476 square feet. The Company entered into a Lease Extension Agreement on December 20, 2010 to extend the lease through November 14, 2011 at a monthly rate of $11,315 and to provide an option to further extend the lease to May 14, 2012 at the same monthly rate.  Rent expense under this lease was $33,945 and $32,330 for the three months ended June 30, 2011 and 2010 and $67,890 and $64,660 for the six months ended June 30, 2011 and 2010, respectively.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”) on December 28, 2010. Merlin is a fund managed by Ancora Advisors, LLC, an entity within the Ancora Group.  Richard A. Barone, Chairman of the Company's Board of Directors, is the Chairman and controlling person of the Ancora  Group. Denis J. Amato, a Company Director, is the Chief Investment Officer of the Ancora Advisors, LLC. The loan, which had an original maturity date of March 28, 2011, was extended to August 15, 2011.  The loan was payable in two installments of $675,000, with each installment payable upon the closing of each of two car washes that were under agreements of sale at December 31, 2010.  The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. On August  8, 2011 the Company paid the remaining balance from the proceeds generated by the Company's Rights Offering (see Note 17. Subsequent Events for a description of the Rights Offering). The loan's interest rate was 12% per annum and was secured by a second lien on a Dallas, Texas area car wash, a Lubbock, Texas car wash and a security interest in the tradename “Mace”.  As part of the consideration for the financing, Merlin was  granted a Common Stock Purchase Warrant  to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011. On August 2, 2011, after the conclusion of the Company’s Rights Offering, a warrant for 847,452 shares was issued to Merlin under the anti-dilution provision. The exercise price of the original warrant and the newly issued warrant will be adjusted lower, if necessary, to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20. The initial warrants were accounted for under the equity method with the Black-Scholes fair value of the warrant of $63,274 recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount was charged to interest expense over the original three month maturity period of the loan with an offsetting credit to the loan balance.

Ancora Securities, Inc. ("Ancora") was the Placement Agent and Dealer Manager of the Rights Offering (see Note 17. Subsequent Events) pursuant to the Placement Agent and Dealer Manager Agreement dated March 25, 2011 executed between Ancora and the Company.  Ancora was reimbursed for approximately $10,000 in expenses in accordance with the provisions of the Placement Agent and Dealer Manager Agreement.  Richard A. Barone, Chairman of the Company’s Board of Directors, is a controlling owner of Ancora.  Denis J. Amato, a director of the Company, is the Chief Investment Officer of Ancora.

We entered into a Securities Purchase Agreement dated March 25, 2011 (the "Securities Purchase Agreement") with Merlin.  In accordance with the Securities Purchase Agreement, on August 2, 2011, Merlin and two assignees purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock"). The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million.  The purchasers of the Additional Stock were paid a fee of $250,000 in connection with the purchase under the Securities Purchase Agreement. The Additional Stock was registered for resale by the purchasers of the Additional Stock under the Securities Act of 1933, as amended (the “Securities Act”).

On March 30, 2011, the Company borrowed $1.4 million with an interest rate of 6% per annum from Merlin to fund the acquisition of TCCI, a wholesale security monitoring company.  The loan is due March 30, 2013; however, Merlin has the right to call the loan commencing on August 31, 2011, thirty days after the completion of the Company’s Rights Offering and Merlin's purchase of the Additional Stock ("Call Trigger Event"). Merlin's right to call the loan expires on March 8, 2012, six months and forty business days after the Call Trigger Event.  If Merlin does not call the loan by March 8, 2012, the loan's maturity date becomes extended to March 30, 2016 and Merlin receives the right to convert the loan into common stock through March 30, 2016, the new maturity date.  The conversion right is at a per share price equal to the ten day average closing sales price of the common stock, starting with September 13, 2011, the trading day which is 30 trading days after the Call Trigger Event. In accordance with ASC 815, “Derivatives and Hedging,” the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at $590,000 at the date of issuance using the Monte Carlo model with the following assumptions: risk free interest rate: 0.16%; expected life of the option to convert of 4.7 years; and volatility: 48%. With the assumptions related to the conversion features being relatively consistent with the initial assumptions, the fair value of the conversion option at June 30, 2011 remains at a value of $590,000 and is recorded as a derivative liability and as a discount to the debt. The conversion option will be marked-to-market each reporting period, with future changes in fair value reported in earnings.

As compensation for the $1.4 million loan, Merlin received a five year warrant exercisable into 157,357 shares of common stock at an exercise price of $0.20 per share.  The warrant contains an anti-dilution provision that provides that the Company will issue Merlin a warrant equal to 1% percent of any shares issued by the Company for one year after the date the warrant was issued.  Any new warrant issued will be exercisable at $0.20 cents per share.  On August 2, 2011, after the completion of the Company’s Rights Offering, a warrant for 423,726 shares was issued to Merlin under the anti-dilution provision. The loan is secured by a security interest in the "Mace" name, a pledge of the stock of Mace CSSS, Inc., (the Company’s wholesale monitoring subsidiary) and a security interest in the assets of Mace CSSS, Inc.  The conversion features of the loan and the warrant may result in additional dilution to stockholders.  The initial warrants were accounted for under the equity method with the Black-Scholes fair value of the warrant of $47,420 recorded as a discount to the $1.4 million Merlin loan and as additional paid-in capital. The discount is being charged to interest expense over the 24 month maturity period of the loan with an offsetting credit to the loan balance.

13.  Long-Term Debt, Notes Payable and Capital Lease Obligations

At June 30, 2011, the Company had borrowings, including capital lease obligations, derivative liabilities, and borrowings related to discontinued operations, of approximately $3.4 million, including $1.16 million of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from June 30, 2011.

We had two letters of credit outstanding at June 30, 2011 totaling $149,392 as collateral relating to workers’ compensation insurance policies. We maintain a $500,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit.  There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at June 30, 2011 for $30,000.

Our most significant borrowings at June 30, 2011 included secured notes payable to JP Morgan Chase Bank, N.A. (“Chase”) and two debt instruments with Merlin, a promissory note for $675,000 and a debenture note for $1.4 million. The promissory note to Merlin in the amount of $675,000, which is classified as current debt, is secured by a second lien on a Dallas, Texas car wash and the $1.4 million debenture, which is classified as a non-current liability including the derivative liability at a discounted value of $1,359,000, is secured by a security interest in the “Mace” name, a pledge of the stock of Mace CSSS, Inc. and a security interest in the assets of Mace CSSS, Inc. See Note 12. Related Party Transactions for additional information and terms regarding the debt instruments with Merlin.  The secured notes payable to Chase, in the amount of $1.2 million, the majority of which is classified as current liabilities in current portion of long-term debt or liabilities related to assets held for sale at June 30, 2011, are secured by an Arlington, Texas car wash site and the Company’s Famers Branch, Texas warehouse building.  The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, the maintenance of certain levels of unencumbered cash and marketable securities, limitations on capital spending and certain financial reporting requirements. The Chase agreements are our only debt agreements that contain an expressed prohibition on incurring additional debt for borrowed money without the approval of the lender.  As of June 30, 2011, our warehouse and office facility in Farmers Branch, Texas and a car wash were encumbered by mortgages.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and requires the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. We were in compliance with these covenants as of June 30, 2011.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $1.2 million at June 30, 2011 could become due and payable on demand and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

14.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Accrued compensation	$263	$235
Accrued acquisition consideration	501	951
Other	1,534	1,719
	$2,298	$2,905

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(1,010)	$(4,887)	$(2,270)	$(11,702)
Denominator:
Denominator for basic earnings per share-weighted-average shares	15,735,725	15,735,725	15,735,725	15,824,506
Dilutive effect of options and warrants	-	-	-	-
Denominator for diluted earnings per share- weighted-average shares	15,735,725	15,735,725	15,735,725	15,824,506
Basic and diluted loss per share	$(0.07)	$(0.31)	$(0.14)	$(0.74)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive.  The options and warrants excluded totaled 256,294 and 11,248 for the three months ended June 30, 2011 and 2010, respectively, and $214,527 and $10,295 for the six months ended June 30, 2011 and 2010, respectively. Additionally, the potential dilutive effect of the convertible debenture note with Merlin cannot be determined at this time and accordingly has been excluded from the above earnings per share calculations.

16.  Equity

On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to $2.0 million of its shares of common stock.  Purchases will be made in the open market, if and when management determines to effect purchases.  Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through June 30, 2011, the Company had purchased 747,860 shares of common stock on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at June 30, 2011.

17.  Subsequent Events

On May 5, 2011 and July 8, 2011, the Company amended the Stock Purchase Agreement dated April 7, 2009 for the purchase of all the common stock of CSSS, Inc., which the Company had entered into with the former stockholders of CSSS, Inc.  Under the July 8, 2011 amendment: (i) the date for the payment to the former stockholders of a $500,000 general holdback of the purchase price was extended from July 1, 2011 to August 15, 2011; and (ii) $50,000 of reduced contingent liability holdbacks were paid to the former stockholders, $25,000 on July 18, 2011 and $25,000 on August 5, 2011.

Under the May 5, 2011 amendment: (i) the date for the payment to the former stockholders of a $500,000 general holdback of the purchase price was extended from May 1, 2011 to July 1, 2011; (ii) a purchase price holdback relating to a service contract for telephone lines was reduced from $300,000 to $250,000 and the holdback, as reduced, is to be paid to the former stockholders by July 10, 2015, if no legal proceeding has been initiated to collect any amounts owed on the service contract by July 6, 2015; (iii) a purchase price holdback relating to a contract for long distance telephone lines was reduced from $200,000 to $150,000 and the holdback, as reduced, is to be paid to the former stockholders by January 15, 2013, if no legal proceeding has been initiated to collect any amounts owed on the contract for long distance telephone lines by January 12, 2013; and (iv) the $100,000 of reduced holdbacks was and is to be paid to the former stockholders in the amount of $50,000 on May 12, 2011 and $50,000 on July 15, 2011.  The amendment also provided for payment of interest at the rate of 2% per annum on the holdback amounts.

The Company conducted a rights offering (the "Rights Offering") to raise working capital.  The Rights Offering was completed on August 1, 2011. A total of 22,372,616 shares of common stock were purchased in the Rights Offering. Of the 22,372,616 shares of common stock purchased, 16,305,144 were purchased under the basic subscription right and 6,067,472 were purchased through the oversubscription privilege. Net proceeds after expenses from the Rights Offering were approximately $4.3 million.  The Rights Offering was made pursuant to a Registration Statement filed with the Securities and Exchange Commission (the “SEC”), as declared effective June 29, 2011 (the “Registration Statement”), and under a Prospectus dated June 30, 2011, (the “Prospectus”).  The Rights Offering granted the Company's stockholders the right to purchase three shares of common stock for each share of common stock owned on the record date of June 27, 2011 at an exercise price of $0.20 per share. The 22,372,616 shares issued under the Rights Offering were registered under the Securities Act. Shares registered in the Registration Statement but not sold in the Rights Offering (the “Available Stock”) were offered for sale by the Company during the period commencing on August 2, 2011, and concluding on August 15, 2011.

As disclosed in Note 12. Related Party Transactions, on August 2, 2011, Merlin and two assignees (the “Purchasers”) purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock").  The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million. The Purchasers of the Additional Stock were paid a fee of $250,000 in connection with the purchase under the Securities Purchase Agreement.  The Additional Stock was registered for resale by the Purchasers of the Additional Stock under the Securities Act.

On August 8, 2011 the Company paid Merlin the remaining principal of $675,000 and accrued interest of $13,950 owed to Merlin under the loan of $1.35 million dated December 28, 2010. As part of the consideration for the $1.35 million loan, Merlin was granted a Common Stock Purchase Warrant to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015.  The warrant contained an anti-dilution provision providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011. On August 2, 2011, after completion of the Rights Offering, a warrant for 847,452 shares was issued to Merlin under the anti-dilution provision.  The new warrant will be accounted for under the equity method with the Black-Scholes fair value of the warrant of approximately $71,000 recorded as expense in the period of issuance.

As compensation for a $1.4 million loan Merlin made to the Company on March 30, 2011, Merlin received a five year warrant exercisable into 157,357 shares of common stock at an exercise price of $0.20 per share.  The warrant contained an anti-dilution provision that provides that the Company will issue Merlin a warrant equal to 1% percent of any shares issued by the Company for one year after the date the warrant was issued.  Any new warrant issued will be exercisable at $0.20 per share.  On August 2, 2011, after the completion of the Rights Offering, a warrant for 423,726 shares was issued to Merlin under the anti-dilution provision.  The new warrant will be accounted for under the equity method with the Black-Scholes fair value of the newly issued warrant of  approximately $35,000 recorded as an additional discount to the $1.4 million Merlin loan and as additional paid-in capital in the period of issuance. The discount will be charged to interest expense over the remainder of the 24-month maturity period of the loan, with an offsetting credit to the loan balance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”).  All statements other than statements of historical fact included in this report are Forward-Looking Statements.  Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," “believe," "seek," or ''will."  Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part II, Item 1A.  Risks Factors of this Quarterly Report on Form 10-Q. The Forward-Looking Statements made herein are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction
Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products.  The products include less-than-lethal Mace® defense sprays, intrusion fencing, access control, security cameras and security digital recorders.  The Security Segment also owns and operates a UL listed monitoring center that monitors video and security alarms for approximately 470 security dealer clients with over 63,500 end-user accounts with the recent acquisition of TCCI.  The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers.  Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users.  Other products in our Security Segment are less-than-lethal Mace® defense sprays and other security devices, such as monitors, high-end digital and machine vision cameras and professional imaging components.  The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants.  Revenues generated for the six months ended June 30, 2011 for the Security Segment were comprised of approximately 21% from our professional electronic surveillance operation, 8% from our consumer direct home and small business electronic surveillance operations, 13% from our machine vision camera and video conferencing equipment operation, 32% from our personal defense and law enforcement aerosol operation, and 26% from our wholesale security monitoring operation.

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

Discontinued Operations

Digital Media Marketing

The Company’s Board of Directors committed to a plan to divest of the Digital Media Marketing Segment and, on November 11, 2010, the Company entered into a Stock Purchase Agreement to sell the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. On November 22, 2010, we sold Linkstar Corporation for a sale price of $1.1 million to Silverback Network, Inc. (the “Purchaser”). Under the terms of the Stock Purchase Agreement, the  Purchaser paid  $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds were released to the Company in May 2011 as provided for under the Stock Purchase Agreement. The results of the Digital Media Marketing Segment’s operations have been classified as assets held for sale and liabilities related to assets held for sale in our balance sheet at December 31, 2010 and June 30, 2011, and as discontinued operations in our statements of operations and our statements of cash flows.  Our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. The results of operations of our Digital Media Marketing operations for the three and six months ended June 30, 2010 were reported as discontinued operations and, accordingly, have been segregated from the revenues and expenses discussions below.

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

Car Wash Services

At June 30, 2011, we owned or leased three full service car wash locations in Texas, which are reported as discontinued operations (see Note 5. Discontinued Operations and Assets Held for Sale) and, accordingly, have been segregated from the following revenue and expense discussion.  We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities.  The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Six Months Ended June 30,
	2011	2010

Revenues	100%	100%
Cost of revenues	65.0	70.9
Gross Profit	35.0	29.1
Selling, general, and administrative expenses	59.9	58.7
Arbitration award	-	52.2
Depreciation and amortization	3.6	3.6
Asset impairment charges	-	2.6
Operating loss	(28.5)	(88.0)
Interest expense, net	2.9	0.3
Other income	-	-
Loss from continuing operations before income taxes	(31.4)	(88.3)
Income tax expense	0.3	0.6
Loss from continuing operations	(31.7)	(88.9)
Loss from discontinued operations, net of tax	0.5	46.9
Net loss	(32.2)%	(135.8)%
Revenues

Security

Revenues were approximately $7.1 million and $8.6 million for the six months ended June 30, 2011 and 2010, respectively.  Of the $7.1 million of revenues for the six months ended June 30, 2011, $1.5 million, or 21%, was generated from our professional electronic surveillance operations, $594,000, or 8%, from our consumer direct electronic surveillance operation, $903,000 or 13%, from our high-end digital and machine vision cameras and professional imaging components operation, $2.3 million, or 32%, from our personal defense and law enforcement aerosol operations, and $1.8 million, or 26%, from our wholesale security monitoring operation acquired on April 30, 2009. Of the $8.6 million of revenues for the six months ended June 30, 2010, $1.9 million, or 22%, was generated from our professional electronic surveillance operation, $752,000, or 9%, from our consumer direct electronic surveillance operation, $2.0 million, or 23%, from our high-end digital and machine vision cameras and professional imaging components operation, $2.4 million, or 27%, from our personal defense and law enforcement aerosol operation and $1.6 million, or 19%, from our wholesale security monitoring operation.

Overall revenues within the Security Segment decreased $1.5 million or 18% in 2011 as compared to 2010, despite an increase in revenues from our wholesale security monitoring operation. Revenues decreased in our consumer direct electronic surveillance division, our professional electronic surveillance operation and our personal defense operation.  The $622,000, or 23%, decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by the poor economy.  Our personal defense operations sales decreased approximately $79,000, or 3%, from 2010 to 2011, with an increase noted in the sale of aerosol defense products offset by a decrease in the timing of sales of our TG Guard systems and wireless home security systems. Additionally, the Company’s machine vision camera and video conferencing equipment operation experienced an approximate $1.1 million, or 55%, decrease in sales in 2011 from 2010 as a result of the loss of key sales personnel within this operation and a decrease in product availability from one of its large suppliers.

Cost of Revenues

Security

Cost of revenues were $4.6 million and $6.1 million, or 65% and 71% of revenues for the six months ended June 30, 2011 and 2010, respectively. The reduction in cost of revenues as a percent of revenues is due to management’s focus on improving margins through enhanced pricing and reduced cost of products and the reduction in sales of the machine vision camera operation which provides a gross profit margin substantially less than the other Security Segment operations.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2011 and 2010 were $4.2 million and $5.1 million, respectively.  SG&A expenses as a percentage of revenues increased to 59.9% in 2011 as compared to 58.7% for 2010. The increase in SG&A expenses as a percentage of revenue is due to the 18% reduction in revenues. The overall decrease in SG&A costs was the result of the implementation of corporate wide cost savings measures in 2008 through the second quarter of 2011, including a significant reduction in employees throughout the entire Company, and a decrease in corporate overhead costs of approximately $429,000.  The cost savings were partially realized from a reduction in costs within our security division’s surveillance equipment operations. SG&A costs decreased within our electronic surveillance equipment operations by approximately $445,000, or 26%, partially as a result of our continued consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels. SG&A expense reduction was partially offset by SG&A expenses related to the acquisition of TCCI on March 31, 2011. SG&A expenses in 2010 also include legal costs related to the 2010 settled arbitration proceedings with Mr. Paolino of approximately $153,000 and severance costs of $224,000 related to employee reductions. Finally, in May 2010, the Company adjusted a contingent purchase price payout originally  recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement. Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $254,000 and $310,000 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in depreciation and amortization expense in 2011 as compared to 2010 was primarily related to a reduction in amortization expense with the impairment and write down of certain intangible assets related to the Company’s electronic surveillance equipment operations in the first six months of 2010, partially offset by amortization expense on TCCI intangible assets acquired on March 31, 2011.

Asset Impairment Charges

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of June 30, 2010 and December 31, 2010. We recorded an impairment charge of $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010, and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high-end digital and machine vision cameras and professional imaging component operation.

We conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment for our wholesale security monitoring business as of April 30, 2011, we determined that there was no impairment in that the fair value for this reporting unit exceeded its net book value by approximately $1.0 million or 22%. Our wholesale security monitoring business has recorded goodwill of $2.8 million at April 30, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions.  The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected, which would negatively impact the fair value of this business. Based on the Company’s April 30, 2011 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 4% to 5% to an annual recurring revenue growth rate of 1% to 2%, without a corresponding decrease in operating expenses, would result in the fair value for the reporting unit exceeding its net book value at April 30, 2011 by approximately $50,000.  Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealer customers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Discontinued Operations

During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million.  Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Finally, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication  and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010.  We have determined that, due to further reductions in car wash volumes at these sites resulting from increased competition and a deterioration in demographic in the immediate geographic areas of these sites, current economic pressures, along with current data utilized to estimate the fair value of these car wash facilities, future expected cash flows would not be sufficient to recover their carrying values.

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

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2011 and 2010 was $203,000 and $22,000, respectively. The increase in net interest expense is due to an increase in interest expense of approximately $172,000 principally related to the two notes with Merlin, including $67,100 of non-cash interest expense related to the accretion of the Merlin warrants issued in connection with the Merlin Promissory Notes and interest expense related to purchase price holdback provisions related to the CSSS acquisition.

Income Taxes

We recorded income tax expense of $20,000 and $50,000 for the six months ended June 30, 2011 and 2010, respectively. Income tax expense reflects the recording of state income taxes.  The effective tax rates are approximately 0.9% and 0.7% for the six months ended June 30, 2011 and 2010, respectively.  The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2011 were $0 as a result of the sale of Linkstar in November 2010.  Revenues within our Digital Media Marketing Segment for the six months ended June 30, 2010 were approximately $4.5 million, consisting of $4.4 million from our e-commerce division and $71,000 from our online marketing division.

Cost of revenues within our Digital Media Marketing Segment for the six months ended June 30, 2011 were $0 as a result of the sale of Linkstar in November 2010 and approximately $3.7 million, or 81% of revenues, for the six months ended June 30, 2010.

Car Wash Services

Revenues within the car wash operations for the six months ended June 30, 2011 were $1.62 million as compared to $2.98 million for the same period in 2010, a decrease of $1.36 million or 46%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes. Overall car wash volume declined by approximately 46,000 cars, or 46%, in 2011 as compared to 2010. The majority of the decrease in overall car wash volume related to the closure and divestiture of five car wash locations in Texas since January 2010.  Additionally, the Company experienced a slight increase in average car wash and detailing revenue per car from $17.09 in 2010 to $17.49 in 2011.

Cost of revenues within the car wash operations were $1.44 million, or 89% of revenues, and $2.73 million or 92% of revenues for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cost of revenues as a percent of revenues in 2011 as compared to 2010 was the result of a reduction in cost of labor as a percentage of car wash and detailing revenues.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Three Months Ended June 30,
	2011	2010

Revenues	100%	100%
Cost of revenues	65.0	71.1
Gross profit	35.0	28.9
Selling, general, and administrative expenses	58.2	50.9
Depreciation and amortization	3.9	3.6
Asset impairment charges	-	5.2
Operating loss	(27.1)	(30.8)
Interest expense, net	2.5	0.3
Other income	-	-
Loss from continuing operations before income taxes	(29.6)	(31.1)
Income tax expense	0.3	0.6
Loss from continuing operations	(29.9)	(31.7)
Income (loss) from discontinued operations, net of tax	0.8	(80.6)
Net loss	(29.1)%	(112.3)%

Revenues

Security

Revenues were approximately $3.5 million and $4.4 million for the three months ended June 30, 2011 and 2010, respectively.  Of the $3.5 million of revenues for the three months ended June 30, 2011, $595,000, or 17%, was generated from our professional electronic surveillance operations, $302,000, or 9%, from our consumer direct home and small business electronic surveillance operations, $388,000 or 11%, from our high-end digital and machine vision cameras and professional imaging components operation, $1.2 million, or 34%, from our personal defense and law enforcement aerosol operations, and $1.0 million, or 29%, from our wholesale security monitoring operation. Of the $4.4 million of revenues for the three months ended June 30, 2010, $933,000, or 21%, was generated from our professional electronic surveillance operation, $403,000, or 9%, from our consumer direct home and small business electronic surveillance operation, $1.1 million, or 26%, from our high-end digital and machine vision cameras and professional imaging components operation, $1.1 million, or 26%, from our personal defense and law enforcement aerosol operation and $792,000, or 18%, from our wholesale security monitoring operation.

Overall, revenues within the Security Segment decreased $887,000, or 20%, in 2011 as compared to 2010, despite an increase in revenues from our wholesale security monitoring operation. The combined $441,000, or 33%, decrease in sales within our professional and consumer direct electronic surveillance operations was due to several factors, including the impact on sales of increased competition and a reduction in spending by many of our customers impacted by low construction and remodeling levels. We also experienced a $708,000, or 65%, decrease in our high-end digital and machine vision camera operation as a result of the loss of key sales personnel within this operation and a decrease in product availability from one of its large suppliers.  Our personal defense operations sales increased by approximately $36,000, or 3%, from 2010 to 2011 as aerosol product sales continue to increase.

Cost of Revenues

Security

Costs of revenues were $2.3 million, and $3.1 million, or 65% and 71% of revenues, for the three months ended June 30, 2011 and 2010, respectively. The reduction in costs of revenues as a percent of revenues is due to management’s focus on improving profit margins through enhanced pricing and reduced cost of products and the reduction in sales of the machine vision camera operation, which provides a gross profit margin substantially less than the other Security Segment operations.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2011 and 2010 were $2.0 million and $2.2 million, respectively.  SG&A expenses as a percentage of revenues increased to 58.2% in 2011 as compared to 50.9% for 2010. The increase in SG&A expenses as a percentage of revenue is due to the 20% reduction in revenues. The decrease in SG&A costs was the result of the implementation of corporate wide cost savings measures in 2008 through the second quarter of 2011, including a significant reduction in employees throughout the entire Company, and a decrease in corporate overhead costs of approximately $108,000.  The cost savings were partially realized from a reduction in costs within our security division’s surveillance equipment operations. SG&A costs decreased within our Florida and Texas electronic surveillance equipment operations by approximately $133,000, or 18%, partially as a result of our continued consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels.  SG&A expenses in 2010 also include legal costs related to the 2010 settled arbitration proceedings with Mr. Paolino of approximately $73,000 and severance costs of $160,000 related to employee reductions. Finally, in May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement. Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $134,000 and $158,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease in depreciation and amortization expense in 2011 was principally related to a reduction in amortization expense with the impairment and write down of certain intangible assets related to the Company’s electronic surveillance equipment operations in the first six months of 2010, partially offset by amortization expense on TCCI intangible assets acquired on March 31, 2011.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2011 and 2010 was $86,000 and $12,000, respectively. The increase in net interest expense is due to an increase in interest expense of approximately $70,000, principally related to the two notes with Merlin, including $5,900 of non-cash interest expense related to the accretion of the Merlin warrants issued in connection with Merlin Promissory Notes, interest expense related to purchase price holdback provisions related to the CSSS acquisition, and a reduction in interest income of approximately $4,000 with the Company’s decrease in average cash and cash equivalent balances on hand during 2011.

Income Taxes

We recorded income tax expense of $10,000 and $25,000 for the three months ended June 30, 2011, and 2010, respectively. Income tax expense reflects the recording of state income taxes.  The effective tax rates are approximately 0.9% and 1.8% for the three months ended June 30, 2011 and 2010, respectively.  The effective tax rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the three months ended June 30, 2011 were $0 as a result of the sale of Linkstar in November 2010. Revenues within our Digital Media Marketing Segment for the three months ended June 30, 2010 were approximately $1.8 million, consisting of $1.7 million from our e-commerce division and $54,000 from our online marketing division.

Cost of revenues within our Digital Media Marketing Segment was $0 for the three months ended June 30, 2011 and approximately $1.4 million, or 78% of revenues, for the three months ended June 30, 2010.

Car Wash Services

Revenues within the car wash operations for the three months ended June 30, 2011 were $762,000 as compared to $1.5 million for the same period in 2010, a decrease of $741,000, or 49.3%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes. Overall car wash volumes declined by approximately 25,000 cars, or 50%, in 2011 as compared to 2010, principally related to the closure and divestiture of five car wash locations in Texas since January 2010.  Additionally, the Company experienced a slight decrease in average car wash and detailing revenue per car from $18.81 in 2010 to $17.76 in 2011.

Cost of revenues within the car wash operations were $675,000, or 88.5% of revenues, and $1.36 million or 90.4% of revenues for the three months ended June 30, 2011 and 2010, respectively.  The decrease in cost of revenues as a percent of revenues in 2011 as compared to 2010 was the result of a reduction in cost of labor as a percentage of car wash and detailing revenues.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $1.8 million at June 30, 2011.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 22.0% at June 30, 2011 and 20.0% at December 31, 2010. As of June 30, 2011, we had working capital of approximately $5.6 million.  Working capital was approximately $7.0 million at December 31, 2010.  Our positive working capital decreased by approximately $1.4 million from December 31, 2010 to June 30, 2011, due to our net loss in the first six months of 2011.

The Company conducted a Rights Offering to raise working capital.  The Rights Offering was completed on August 1, 2011. A total of 22,372,616 shares of common stock were purchased in the Rights Offering. Of the 22,372,616 shares of common stock purchased, 16,305,144 were purchased under the basic subscription right and 6,067,472 were purchased through the oversubscription privilege. Net proceeds, after expenses from the Rights Offering, were approximately $4.3 million (the Rights Offering is described in Note 17. Subsequent Events).   On August 2, 2011 Merlin and two assignees purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock").  The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million.  The purchasers of the Additional Stock were paid a fee of  $250,000 in connection with the purchase.

Our business requires a substantial amount of capital, most notably to fund our losses.   Our debt covenants with J.P. Morgan Chase Bank, N.A. require us to maintain a total unencumbered cash and marketable securities balance of $1.5 million.  We believe that the proceeds from the Rights Offering and the sale of Additional Stock have provided sufficient working capital to fund our business plan for the next twelve months.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin on December 28, 2010. The loan's maturity date was extended to August 15, 2011. The Company made a principal payment of $675,000 to Merlin on the loan on March 8, 2011.  The $675,000 balance of the loan and accrued interest of $13,950 was paid on August 8, 2011.

The current negative cash flow from operations is approximately $225,000 to $250,000 per month. We plan to use our working capital to fund the negative cash flow until we are able to eliminate the negative cash flow. We have sufficient working capital to meet our future capital and cash operating requirements for at least the next twelve months.  If we cannot eliminate the negative cash flow, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity.  We estimate that our cash balances, including the proceeds from the Rights Offering and the sale of Additional Stock, will be sufficient to pay our estimated cash operating requirements through June 30, 2012.  Also see Item 1A. Risk Factors below for Risks Related to Our Business and Common Stock.

On March 30, 2011, we borrowed $1.4 million at an interest rate of 6% per annum from Merlin to fund the acquisition of a wholesale security monitoring company.  The loan is due March 30, 2013; however, Merlin has the right to call the loan on August 31, 2011, thirty business days from August 1, 2011, the completion date of the Company’s Rights Offering and Merlin's purchase of the Additional Stock ("Call Trigger Event").  Merlin's right to call the loan, expires six months and forty business days after the Call Trigger Event on March 8, 2012.  If Merlin does not call the loan within the time allowed, the loan's maturity date becomes extended to March 30, 2016. See Note 12. Related Party Transactions for additional information and the terms of this debt instruments.

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

As of June 30, 2011, we had three remaining car washes for sale which we estimate will generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. We also listed our Texas warehouse for sale in August 2010 with a real estate broker, which we estimate will generate proceeds, net of related mortgage debt, of approximately $1.0 million to $1.2 million.

Capital expenditures for our Security Segment and our corporate division were $78,000 and $267,000 for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations and our Digital Media Marketing business, were $4,000 and $8,000 for the six months ended June 30, 2011 and 2010, respectively.  We estimate capital expenditures for the Security Segment at approximately $75,000 to $150,000 for the remainder of 2011, principally related to technology improvements within our wholesale security monitoring services operations.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich is the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. The Company has resolved the indictment, which was dismissed, through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney.  The Plea Agreement , which was accepted by the Federal District Court for Vermont on May 26, 2011, provided (i) that Mace Personal Defense, Inc. was guilty of one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit); (ii) that Mace Personal Defense, Inc. was fined $100,000 (the "Fine") and a court assessment of $400, the Fine to be paid $34,000 on sentencing, and two additional installments of $33,000 each, at six months and twelve months from January 4, 2011; (iii) that the Company is to guarantee the payment of the Fine, and (iv) the United States not to prosecute Mace Personal Defense, Inc. (excluding the guilty plea) or the Company for any criminal offenses known to the United States Attorney's Office of Vermont as of the date of signing of the Plea Agreement committed by the Company or Mace Personal Defense, Inc. in the District of Vermont relative to the storage, shipment, handling or disposal of hazardous waste, including any associated recordkeeping or reporting offenses. The Company recorded an accrual of $100,000 at December 31, 2010 as a result of its agreement to pay the Fine. As required by the Plea Agreement, the Company has paid the first two installments of the Fine, totaling $67,000 through July 1, 2011. The final payment of $33,000 is due on January 5, 2012. In addition, the Company incurred legal expenses of $83,000 in 2010 and $35,000 in the six months ended June 30, 2011 relating to this matter.

The Company is a party to various other legal proceedings related to its ordinary business activities.  In the opinion of the Company’s management, none of these proceedings are material in relation to the Company’s results of operations, liquidity, cash flows, or financial condition.

In the past, we have been successful in obtaining financing by selling our common stock and obtaining mortgage loans.  Our ability to obtain new financing may be adversely impacted by our stock price.  Our ability to obtain new financing will be limited if our cash from operating activities does not improve. Currently, we cannot incur additional long-term debt without the approval of one of our commercial lenders. The Company must demonstrate that the cash flow benefit from the use of new loan proceeds exceeds the resulting future debt service requirements.

Debt Capitalization and Other Financing Arrangements

At June 30, 2011, we had borrowings, including capital lease obligations and derivative liabilities, of approximately $3.4 million. We had two letters of credit outstanding at June 30, 2011, totaling $149,392, as collateral relating to workers’ compensation insurance policies. We also maintain a $500,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit.  There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at June 30, 2011 for $30,000.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, maintenance of certain unencumbered cash and marketable securities balances, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Chase term loan agreements limit capital expenditures annually to $1.0 million, require the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter, and require the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million. We were in compliance with these covenants as of June 30, 2011.

The Company’s ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow.  If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Chase covenants in the future, the Company will need to obtain amendments or waivers from Chase. Our cash flow has been and could continue to be adversely affected by continued deterioration in economic conditions and the requirements to fund the growth of our security business.  In the event that non-compliance with the debt covenants should occur, the Company would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions.  There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2011, including capital lease obligations, debt related to discontinued operations, derivative liabilities, and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (2)	$3,251	$1,769	$1,482	$-	$-
Capital lease obligations	131	74	57	-	-
Minimum operating lease payments	1,944	753	787	404	-
Total	$5,326	$2,596	$2,326	$404	$-

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (3)	$30	$30	$-	$-	$-
Standby letters of credit (4)	149	149	-	-	-
Total	$179	$179	$-	$-	$-

(1)
Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.

(2)
Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $139,000.

(3)	The Company maintains a $500,000 line of credit with Chase. There was one commercial letter of credit outstanding for inventory purchases under this line of credit at June 30, 2011 for $30,000.
(4)	Outstanding letters of credit of $149,392 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $969,000 for the six months ended June 30, 2011.  Cash used in operating activities in 2011 was primarily due to a net loss from continuing operations of $2.2 million, partially offset by $40,000 of non-cash stock-based compensation charges from continuing operations and $254,000 of depreciation and amortization expense. Cash was also impacted by a decrease in accounts receivable of $435,000, a combined increase in accounts payable and accrued expenses of $101,000, an increase in inventory of $138,000, and a decrease in prepaid expenses and other assets of $542,000.

Net cash used in operating activities totaled $3.8 million for the six months ended June 30, 2010. Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $7.7 million, which included $34,000 in non-cash stock-based compensation charges and $310,000 of depreciation and amortization expense.  Cash was also impacted by a decrease in accounts receivable of $70,000, a decrease in inventory of $257,000 and a combined increase in accounts payable and accrued expenses of $3.9 million primarily as a result of the accrued arbitration award of $4.5 million recorded at June 30, 2010.

Investing Activities.  Cash used in investing activities totaled approximately $336,000 for the six months ended June 30, 2011, net of cash provided by investing activities from discontinued operations of $923,000 related to the sale of a car wash site during the six months ended June 30, 2011. Investing activity also included capital expenditures of $78,000 related to ongoing operations and $1.2 million related to the acquisition of TCCI.

Cash provided by investing activities totaled approximately $1.2 million for the six months ended June 30, 2010, which includes cash provided by investing activities from discontinued operations of $1.4 million.  Investing activity in 2010 also included capital expenditures of $267,000 related to ongoing operations offset by the sale of short-term investments of $93,000.

Financing Activities.  Cash provided by financing activities was approximately $650,000 for the six months ended June 30, 2011, which includes $1.4 million of borrowings with Merlin, and $750,000 of principal payments on debt from continuing operations. Financing activities also include $121,000 of routine principal payments on debt related to discontinued operations.

Cash used in financing activities was approximately $165,000 for the six months ended June 30, 2010, which included $65,000 of routine principal payments related to continuing operations and $178,000 used to purchase treasury stock. Additionally, $229,000 of cash was used for routine principal payments on debt related to discontinued operations.

Seasonality and Inflation

The Company does not believe its operations are subject to seasonality. Inflation and changing prices have not had a material impact on the Company’s net sales and revenues or its income from continuing operations in the two most recent fiscal years.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets, including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2010 and 2009.  See Note 11. Goodwill and Note 10. Asset Impairment Charges.

The Company accounts for its embedded conversion features in its convertible debenture in accordance with ASC 815-10, “Derivatives and Hedging,” which requires a periodic valuation of its fair value and a corresponding recognition of a liability associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of a derivative liability related to the issuance of convertible debt is recorded as a discount to the related debt at the date of issuance and as a derivative liability. Any subsequent increase or decrease in the fair value of the derivative liability is recognized as “Other expense” or “Other income,” respectively.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years.  Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $87,000 and $76,000 for the three months ended June 30, 2011 and 2010 and $169,000 and $147,000 for the six months ended June 30, 2011 and 2010, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $4,100 and $1,200 for the three months ended June 30, 2011 and 2010, respectively, and $5,500 and $6,900 for the six months ended June 30, 2011 and 2010, respectively.

  Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its discontinued Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears.  Marketing costs in the Company’s discontinued Digital Media Marketing Segment, which consisted of the costs to acquire new members for its e-commerce business, were expensed as incurred rather than deferred and amortized over the expected life of a customer. Advertising expense was approximately $68,400 and $145,200 for the three months ended June 30, 2011 and 2010, respectively, and $137,100 and $332,200 for the six months ended June 30, 2011 and 2010, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations.  We perform a goodwill impairment test on at least an annual basis for our wholesale security monitoring business, our only reporting unit with recorded goodwill. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test of its wholesale security monitoring reporting unit as of April 30 of each year or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill.  Future changes in the industry could impact the results of future annual impairment tests. Goodwill was $2.8 million at June 30, 2011 and $2.0 million at December 31, 2010.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at June 30, 2011 and December 31, 2010, including derivative liabilities and debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$2,176	$2,337	$1,432	$1,525
Variable rate debt	1,205	1,205	2,037	2,040
Total	$3,381	$3,542	$3,469	$3,565

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $104,000 and $35,000 for the three months ended June 30, 2011 and 2010, respectively, and $202,000 and $70,000 for the six months ended June 30, 2011 and 2010, respectively.

Noncash investing and financing activity of the Company includes the acquisition of communication equipment under a note payable for $78,000 during the six months ended June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2010, as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Substantially all of our variable rate debt obligations at June 30, 2011 are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at June 30, 2011. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $19,000 in 2011.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of Dennis R. Raefield, the Company’s Chief Executive Officer (the “CEO”), and Gregory M. Krzemien, Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our net losses for 2010 and the six months ending June 30, 2011 were $18.1 million and $2.3 million, respectively.  Our net loss for 2010 of $18.1 million included the $4.6 million Arbitration Award to Mr. Paolino and $7.4 million of non-cash impairment charges largely related to our discontinued Digital Media Marketing Segment. We have been funding operating losses by divesting of our car washes and other non-core assets through third party sales and by the sale of common stock through the Rights Offering and the sale of the Additional Stock.  Our capital requirements include working capital for daily operations, including purchasing inventory and equipment.  We had cash and cash equivalents of $1.8 million as of June 30, 2011.  Subsequent to June 30, 2011, we completed the Rights Offering and the sale of the Additional Stock for net proceeds totaling approximately $8.1 million. We estimate that our cash balances will be sufficient to pay our cash operating requirements through June 30, 2012. See the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Note 12. Related Party Transactions.

We may not be able to raise capital from asset sales.  The current economic climate has made it more difficult to sell our assets held for sale and, if we are able to sell assets held for sale, to make a profit from such sales.  As of June 30, 2011, we estimate that the three remaining car washes could generate proceeds, net of related mortgages, in the range of approximately $1.7 million to $2.0 million. See Note 4. Business Acquisitions and Divestitures for a description of the car wash sale and pending sales. Additionally, our Texas warehouse has been listed for sale since the third quarter of 2010. We estimate the sale of the Texas warehouse could generate proceeds, net of related mortgage debt, of approximately $1.0 to $1.2 million. However, there is no assurance that we will be able to complete these sales.

Many of our customers’ spending for our products and services continued to be negatively impacted by the 2008 recession, and  deterioration in the credit markets; our customers' spending may not recover at the same pace as the economy.  Our customers reduced their overall spending beginning in 2008, as a result of the recession, the credit crisis, declining consumer and business confidence, increased unemployment, declining housing starts, and other challenges that affected the domestic economy.  Though the economy improved slightly in 2009 and 2010, the slow improvement has not resulted in our customers increasing their spending on our products and services.  Many of our customers in our electronic surveillance equipment business finance their purchases through cash flow from operations or the incurrence of debt.  Additionally, many of our customers in our electronic surveillance equipment and our personal defense products divisions depend on disposable personal income.  The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and the difficulty of businesses and individuals to obtain financing has continued to result in decreased spending by our customers.  During 2010, our revenues from continuing operations declined $196,000, or 1%, from our revenues from continuing operations in 2009.  To the extent our customers do not increase their spending in 2011, the reduced revenue level could have a material adverse effect on our operations.  If our revenues do not recover or there is a further deterioration in the economy, our results of operations, financial position, and cash flows will be materially adversely affected.

We have reported net losses in the past.  If we continue to report net losses, the price of our common stock may decline.  We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2010 and in the first six months of 2011.  Although a portion of the reported losses in past years related to the Arbitration Award to Mr. Paolino and related legal costs expended, non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future.  Our net loss for the year ended December 2010 and the six months ended June 30, 2011 were $18.1 million and $2.3 million, respectively.  Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives.  As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

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

Our common stock is not listed on a stock exchange and is traded on the OTCQB system of OTC Market, Inc. The Company’s common stock was transferred from the NASDAQ Global Market to the OTCQB™ Marketplace on September 30, 2010.  The OTCQB™ market is operated by OTC Market, Inc. and is only available to Over-the-Counter (“OTC”) securities that are registered and fully reporting with the SEC or that report to banking or insurance regulators.  The Company’s common stock was delisted from the NASDAQ Global Market as a result of the Company not regaining compliance with the minimum $1.00 closing bid price rule of the NASDAQ.  Investing in OTC - listed stocks involve risks in addition to those associated with stocks traded on a national exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on national exchanges.  Also, the values of OTC stocks may be more volatile than stocks listed on a national exchange.

If we lose the services of our executive officers, our business may suffer.  If we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement and could adversely impact our operations. Our chief executive officer’s employment agreement expires on August 18, 2011. The Company is obligated to pay our chief executive officer, Dennis Raefield, a total of $375,000 in twelve equal monthly installments, if Mr. Raefield and the Company do not enter into a new employment agreement within sixty days after August 18, 2011.

If our insurance is inadequate, we could face significant losses.  We maintain various insurance coverages for our assets and operations.  These coverages include property coverage, including business interruption protection for each location.  We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate, with an umbrella policy which provides coverage of up to $25 million.  We also maintain workers’ compensation policies in every state in which we operate.  Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses.  Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010.  The Company maintains excess coverage through occurrence-based policies.  With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies.  We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end.  The captive insurance program is further secured by a letter of credit from the Company in the amount of $145,712 at June 30, 2011.  The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported.  There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices.  An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

The loss of our distributorship for Sony Electronics’ Visual Imaging Products has had an adverse impact on the sales within our high-end digital and machine vision camera operation, IVS. IVS recorded total net revenues of $4.6 million for the year ended December 31, 2010 of which approximately 60% of the net revenues were derived from the sale of Visual Imaging Products of Sony Electronics, Inc. (“Sony Products”). Our distributorship of Sony Products was terminated  effective May 31, 2011. The net revenues of our IVS business have declined due to the loss of the Sony Products.  We are attempting to sell the IVS business.  If we cannot sell the IVS business we will have to obtain more  products to sell.

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

Loss of customer accounts by our monitoring business could materially adversely affect our operations. Our contracts can be terminated on 60 days’ notice by our customers.  We could experience the loss of accounts as a result of, among other factors:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2011	-	-	-	$1,226,000
May 1 to May 31, 2011	-	-	-	$1,226,000
June 1 to June 30, 2011	-	-	-	$1,226,000
Total	-	-	-

(1)  On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of June 30, 2011, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

Item 6.  Exhibits

(a)	Exhibits:

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*10.37
Waiver Letter of Merlin Partners, LP issued with respect to the Securities Purchase Agreement dated March 25, 2011 between the Company and Merlin Partners, LP. (Exhibit 10.37 to Amendment 1 on Form S-1 filed June 7, 2011)

*10.38
Third Note Modification Agreement dated June 6, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000. (Exhibit 10.38 to Amendment 1 on Form S-1 filed June 7, 2011)

*10.39
Note Modification Agreement dated April 28, 2011 between the Company, its subsidiary Colonial Full Service Car Wash, Inc. and JP Morgan Chase, in the original amount of $1,970,000, extended to July 21, 2011. (Exhibit 10.39 to Amendment 1 on Form S-1 filed June 7, 2011)

**10.40	Fourth Note Modification Agreement dated July 15, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000.
**10.41	Line of Credit Note Modification Agreement in the amount of $500,000 dated July 6, 2011 between the Company, its subsidiary, Mace Securities Products, Inc., and JP Morgan Chase Bank N.A.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference in the filing indicated in the parentheses.
**	Filed herewith.

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
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:  August 15, 2011

EXHIBIT INDEX

Exhibit No.	Description

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*10.37
Waiver Letter of Merlin Partners, LP issued with respect to the Securities Purchase Agreement dated March 25, 2011 between the Company and Merlin Partners, LP. (Exhibit 10.37 to Amendment 1 on Form S-1 filed June 7, 2011)

*10.38
Third Note Modification Agreement dated June 6, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000. (Exhibit 10.38 to Amendment 1 on Form S-1 filed June 7, 2011)

*10.39
Note Modification Agreement dated April 28, 2011 between the Company, its subsidiary Colonial Full Service Car Wash, Inc. and JP Morgan Chase, in the original amount of $1,970,000, extended to July 21, 2011. (Exhibit 10.39 to Amendment 1 on Form S-1 filed June 7, 2011)

**10.40	Fourth Note Modification Agreement dated July 15, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000.
**10.41	Line of Credit Note Modification Agreement in the amount of $500,000 dated July 6, 2011 between the Company, its subsidiary, Mace Securities Products, Inc., and JP Morgan Chase Bank N.A.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated by reference in the filing indicated in the parentheses.
** Filed herewith.