Form 10-K
period 2011-12-31
MACE SECURITY INTERNATIONAL INC
filed 2012-03-28
CIK 912607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant on June 30, 2011 was approximately $3,209,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB on June 30, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers and directors of the Registrant on June 30, 2011 and (b) each stockholder that had informed registrant that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant on June 30, 2011.

The number of shares of Common Stock, par value $0.01 per share, of registrant outstanding as of March 22, 2012 was 58,946,441.

Mace Security International, Inc. and Subsidiaries

Form 10-K

Year Ended December 31, 2011

PART I

ITEM 1.     BUSINESS

GENERAL

Mace Security International, Inc. (the “Company” or “Mace”) was incorporated in Delaware on September 1, 1993. Our operations are currently conducted through one segment, our Security operation.

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. The products include less-than-lethal Mace® defense sprays, security cameras, monitors and security digital recorders. The Security Segment also owns and operates an Underwriters Laboratories (“UL”) listed wholesale security monitoring center that monitors video and security alarms for approximately 490 security dealer clients with over 70,500 monitored accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers. Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end users. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors and mass merchants.

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

We formerly had a Car Wash Segment. At its largest, the Car Wash Segment consisted of fifty-seven car washes and five truck washes. As of December 31, 2011, we owned three remaining car washes, one of which was under an Agreement for Sale. The sale of the car wash pursuant to the agreement of sale was completed on February 29, 2012.

Our former Car Wash and Digital Media Marketing Segments have been classified as discontinued operations in the statements of operations and the statements of cash flows with the related assets and liabilities classified as assets and related liabilities held for sale in the December 31, 2011 balance sheet. The car wash operations and the digital media marketing operations are no longer reported as Segments of the Company.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as filed with the United States Securities and Exchange Commission (the “SEC”), can be accessed through the Company’s website at www.mace.com.

LINES OF BUSINESS

Security Segment. The Company currently operates in one business segment, the Security Segment, which consists of three operating or reporting units: Mace Personal Defense, Inc., which sells consumer safety and personal defense products; Mace Security Products, Inc., which sells electronic surveillance equipment and products; and Mace CSSS, Inc. (“Mace CS”), which provides wholesale security monitoring services. The Company entered the wholesale security monitoring business with its acquisition of Central Station Security Systems, Inc. (“CSSS”) on April 30, 2009. See Note 3. Business Acquisitions and Divestitures. The Company’s Security Segment sells a wide variety of security products. Among the products the Security Segment offers are:

•	defense sprays, including our less-than-lethal Mace® defense sprays;
•	electronic surveillance products, including analog, digital and IP cameras, digital video recorders, security monitors, and matrix switching equipment for video distribution;
•	personal defense items, including personal alarms, home security alarms, whistles, door jammers, and window and door lock alarms;
•	TG Guard®, an electronically controlled tear gas system used in prisons, embassies, and safe rooms.

Our electronic surveillance products and system component products are selected and sourced by our operating and marketing staff. The products are manufactured by overseas original equipment manufacturers (“OEM”). Our electronic surveillance products and system components are warehoused and shipped from our leased facility in Carrollton, Texas. Our defense sprays are manufactured by the Company in our leased Bennington, Vermont facility. Our defense sprays and certain non-aerosol security products are packaged, warehoused, and shipped from our Bennington, Vermont facility. Our TG Guard® products are also assembled in our Bennington, Vermont facility.

Our electronic surveillance products and components are marketed through several sales channels, such as dealers, system integrators, catalogs, the internet, mass merchants, and by telephone orders. We also sell our products through distributors, exhibitions at national trade shows, and advertisements in trade publications.

Discontinued Operations. The Company, through its subsidiaries, owned three car washes as of December 31, 2011. One of the remaining car washes at December 31, 2011 was sold on February 29, 2012. As of March 22, 2012, the Company operates two car washes, both of which are located in the Dallas, Texas area. One of the car washes is owned and the other is leased. These car washes operate as full service car washes which provide exterior washing and drying, vacuuming of the interior of the vehicle, dusting of dashboards and door panels, and cleaning of all windows and glass.

In the fourth quarter of 2011, the Company completed the sale of certain assets and liabilities related to its Industrial Vision Source (“IVS”) division which sold high-end digital and machine vision camera and professional imaging components. With the sale of IVS completed, the Company exited the business of selling high-end digital and machine vision camera and components.

The Digital Media Marketing Segment was an e-commerce and online marketing business which had two business divisions: (1) e-commerce, the sale of products to consumers through promotional websites and (2) online marketing, which published promotional websites that offered our products and third party products for sale. This segment used proprietary technologies and software to sell products on the internet. Linkstar, the e-commerce division, was sold on November 22, 2010. Promopath, which was not sold but was shut down in conjunction with the sale of Linkstar, was an online marketer that located customers or leads for third party clients who hired Promopath. The advertising clients who hired Promopath paid us based on a set fee per customer, prospect or lead acquired. The online media marketing industry refers to the arrangement of acquiring customers, prospects or leads for advertisers on a fee basis per customer as the cost-per-acquisition (“CPA”) model.

BUSINESS STRATEGIES

Internal Growth. The Security Segment designs, manufacturers, markets and sells a wide range of security products. For the year ended December 31, 2011, revenues from the Security Segment were $13.9 million. The Company began selling electronic surveillance products and system components in August 2002. Growth has been principally achieved by acquiring businesses and through internal development of new products, as well as expanded advertising and marketing efforts. During 2011, we continued to update our video line of product offerings. In the second quarter of 2009, the Security Segment acquired a UL listed wholesale security monitoring center. The monitoring center currently monitors video and security alarms for approximately 490 security dealer clients which have over 70,500 monitored accounts. The wholesale alarm monitoring company offers our dealers an easy alternative for the monitoring of the video output of our products that the dealers install. By offering video monitoring, we hope to be able to increase the loyalty and number of our dealers.

The Company sells its defense sprays in the consumer market under its Mace® brand. Defense sprays are sold in the law enforcement market under the brand name of TakeDown®. The Mace Trademark Corporation, a subsidiary of the Company, manages the correct use of the Mace® trademark by the Company and Armor Holdings, Inc. (See also Trademarks and Patents, page 6). Armor Holdings, Inc has the exclusive right to use the Mace® brand when selling aerosol defense sprays to the law enforcement market, pursuant to an agreement dated July 1998. We believe that the total domestic consumer defense spray market is approximately $18 million to $20 million in annual revenues and that the domestic law enforcement market is approximately $5 million in annual revenues. Our Pepper Gel®, developed in 2004, has increased sales in Law Enforcement and Consumer markets.

Throughout 2010 and 2011, we continued to implement cost savings measures, including a reduction in employees throughout the Company, and further consolidation of our Security Segment’s electronic surveillance equipment operations in Florida and Texas. As part of this reorganization, we consolidated our security division’s surveillance equipment warehousing operations into leased warehouse space in Carrollton, Texas and sold our Farmers Branch, Texas warehouse. Our electronic surveillance equipment security sales and administrative personnel operate in Fort Lauderdale, Florida in a leased facility.

Operating Agreements and Acquisitions. On April 30, 2009, the Company completed the purchase of all the outstanding common stock of Central Station Security Systems, Inc. (“CSSS”) from CSSS’s shareholders. Total consideration for such purchase was approximately $3.7 million, which consisted of $1.7 million in cash at closing, $884,000 paid subsequent to closing with potential additional payments of up to $400,000 upon the settlement of certain contingencies as set forth in the Stock Purchase Agreement. In May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement. Accordingly, the Company recorded a reduction in selling, general and administrative (“ SG&A”) expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS and the assumption of approximately $590,000 of liabilities. The remaining contingent purchase price liability of $400,000 is recorded at a discounted value as a non-current liability at December 31, 2011. CSSS, which was renamed Mace CS, is reported within the Company’s Security Segment, and is a national wholesale security monitoring company located in Anaheim, California. Mace CS’s primary assets are accounts receivable, equipment, customer contracts, and its business methods. The acquisition of Mace CS enables the Company to expand the marketing of its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers.

Additionally, on March 31, 2011, the Company completed the purchase of all of the outstanding common stock of The Command Center, Inc. (“TCCI”) from TCCI’s stockholders. Total consideration was approximately $1.36 million, consisting of approximately $1.23 million in cash and the assumption of approximately $127,000 of liabilities. TCCI’s operations have been combined with the operations of Mace CS in Anaheim, California. TCCI was formerly located in Corona, California. TCCI has approximately 70 security dealer clients and approximately 22,500 monitored accounts. Mace CS, combined with TCCI, monitors over 70,500 monitored accounts through approximately 490 security dealer clients. TCCI’s primary assets were accounts receivable, equipment, customer contracts, and its business methods. The acquisition of TCCI provides growth to the Company’s wholesale security monitoring services division and expands the ability to market its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services.

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

Discontinued Operations

We acquired our car and truck washes between May 1999 and December 2000 and had reported their results as the Company’s Car Wash Segment. From December 2005 to March, 2012, we sold all but two car washes.

We currently operate two car washes as of March 22, 2012, both located in Texas. One car wash is owned and the other is leased.

The Digital Media Marketing Segment Operations were discontinued and sold in 2010.

MARKETING

Our electronic surveillance products and components are marketed through several sales channels, such as the internet, mass merchants and telephone orders. Our other products are sold through direct marketing, the use of distributors as well as exhibitions at national trade shows and advertisements in trade publications.

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

We have a diverse customer base within the Security Segment with no single customer accounting for 10% or more of our consolidated revenues for the fiscal year ended December 31, 2011 or 2010. We do not believe that the loss of any single Security Segment customer would have a material adverse effect on our business or results of operations.

PRODUCTION AND SUPPLIES

Our electronic surveillance products and system component requirements are established at our Fort Lauderdale, Florida facility and are manufactured principally in Korea, China, Taiwan, Israel and United Kingdom by OEMs. The electronic surveillance products and components meeting our requirements are labeled, packaged, and shipped ready for sale to our Carrollton, Texas warehouse.

Substantially all of the manufacturing processes for our defense sprays are performed at our leased Bennington, Vermont facility. Defense spray products are manufactured on several aerosol filling machines. Most products are packaged in sealed, tamper-resistant "clamshells." TG Guard®, an electronic tear gas security system, is primarily manufactured by unrelated companies and is assembled and packaged on-site at our Vermont facility. There are numerous potential suppliers of the components and parts required in the production process. We have developed strong long-term relationships with many of our suppliers, including the following: Moldamatic, LLC, Amber International, Inc., and SPC Marcom Studio. In addition, we purchase for resale a variety of products produced by others, including whistles and window and door alarms.

COMPETITION

Our video systems and security products components face competition from many larger company brands such as Speco, EverFocus, Bosch, Samsung, Q-See, and others. A number of these competitors have significantly greater financial, marketing, and other resources than us. Additionally, our foreign manufacturers of electronic surveillance products also sell directly to our customer base. We also compete with numerous well-established, smaller, local or regional firms. Increased competition from these companies could have an adverse effect on our electronic surveillance products sales.

Our security monitoring company is in a highly competitive industry. Monitoring accounts are difficult to obtain, as there is a natural resistance by dealers to move their end user accounts. There are many national and local monitoring companies that compete aggressively on price.

There continues to be a number of companies marketing personal defense sprays to civilian consumers, such as Armor Holdings, Inc. We continue to offer defense spray products that we believe distinguish themselves through brand name recognition and superior product features and formulations. This segment experienced increased sales in aerosols in each of the two years ending December 31, 2011 and 2010. We attribute the increased sales to improved marketing, including improvements in our website, and development of new products such as Mace Pepper Gun®, Pepper Gel®, Hot Pink Mace Defense Spray® and Night Defender®.

TRADEMARKS AND PATENTS

We began marketing products in 1993 under the Mace® brand name and related trademarks pursuant to an exclusive license for sales of defense sprays to the consumer market in the continental United States and a non-exclusive license for sales to the consumer market worldwide. We subsequently purchased outright the Mace® brand name and related trademarks (Pepper Mace®, Chemical Mace®, Mace . . . Just in Case™, CS Mace™ and Magnum Mace™). In conjunction with this purchase, we acquired a non-exclusive worldwide license to promote a patented pepper spray formula in both the consumer and law enforcement markets. We have recently obtained trademarks for Hot Pink Mace Defense Spray® and Night Defender Pepper®. Additionally, we have been issued a patent on the locking mechanism for our Mark VI defense spray unit and have received a patent internationally for a non-irritant gel formulation.

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

We also have various other patents and trademarks for the devices we sell, including trademarks and/or patents for the Big Jammer® door brace, Screecher®, Peppergard®, Mace (Mexico)®, Pen Defender®, Mace Keyguard Self Defense Spray®, KinderGard®, TG Guard®, Take Down®, Muzzle®, Pepper Mace®, MSI and Design®, Mace® Community (European Union) Trademark, Pepper Gel®, and Take Down Extreme®. We also license the pending patent for our new Pepper Gun product.

Additional trademarks used in our Security Segment are: Easy Watch®, SmartChoice®, MaceLock®, and MaceTrac®.

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

During 2008, the Company conducted a remediation of certain hazardous wastes at its Bennington, Vermont facility under an Administrative Consent Order entered into between the Company, the United States Environmental Protection Agency (the “EPA”), and Benmont Mill Properties, Inc. ("Benmont"), the owner of the facility. The EPA accepted the final report of the remediation in 2009. On April 8, 2010, the Company paid the EPA $216,086 as an oversight cost reimbursement. During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413. Total costs relating to the remediation of approximately $786,000 were recorded through the quarter ended December 31, 2009, and included disposal costs of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. Section 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich was the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. Mr. Goodrich is also the owner of Benmont, the owner of the Bennington, Vermont facility and the owner of Vermont Mills Properties, Inc., the entity that rents the Bennington, Vermont facility to the Company. The Company resolved the indictment against the Company, through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney. The Plea Agreement was accepted by the Federal District Court for Vermont on May 26, 2011. Mace Personal Defense, Inc. pled guilty of one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit) and was fined $100,000 (the "Fine"). The Fine was fully paid during 2011. In addition, the Company incurred legal expenses of $61,300 and $82,300 in the years ended December 31, 2011 and 2010, respectively, relating to this matter.

The indictment charging Jon Goodrich was resolved with a guilty plea accepted by the Federal District Court in January, 2012. Mr. Goodrich pled guilty to a felony of storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location and agreed to a fine of $100,000. Mr. Goodrich is scheduled to be sentenced on May 2, 2012. The Company has to date advanced Mr. Goodrich the cost of his defense under the provisions of Article 6 of the Company's Bylaws. The advancements through December 31, 2011 were $83,178, which is included in the legal expense amounts disclosed in the above paragraph. The Company and Mr. Goodrich have entered into an Agreement ("Indemnity Agreement") on January 12, 2012 providing that the Company would not pay any portion of a fine imposed on Mr. Goodrich. The Indemnity Agreement also set a maximum limit to future advancements and indemnity claims of $25,000 with regard to any costs incurred by Mr. Goodrich after November 9, 2011. In exchange for Mr. Goodrich limiting future indemnity claims and agreeing to a five year non-compete agreement with the Company, the Company agreed not to seek recovery of any advancements it paid.

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

RESEARCH AND DEVELOPMENT

The staff in our Fort Lauderdale, Florida facility determines the requirements of various electronic surveillance products and components in conjunction with OEM manufacturers. We also have an on-site laboratory at our Vermont facility where research and development is conducted to maintain our reputation in the defense spray industry. We are continually reviewing ideas and potential licensing arrangements to expand our product lines. Our research and development expense was not material in 2011 or 2010.

INSURANCE

We maintain various insurance policies for our assets and operations. These policies provide property insurance including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate with an umbrella policy which provides coverage of up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Commencing July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and workers’ compensation coverage, we are insured through participation in a captive insurance program with other unrelated companies. Workers’ compensation coverage for non-car wash employees was transferred to an occurrence-based policy in March 2009 through May 2010. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the captive insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest upon the captive insurance company deciding a distribution is appropriate, but no earlier than the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit in the amount of $145,712 at December 31, 2011. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

U.S. BASED BUSINESS

Our electronic surveillance products are manufactured in Korea, China, Taiwan, United Kingdom and Israel. All of our property and equipment is located in the United States. We do not believe we are currently subject to any material risks associated with any foreign operations. Approximately 4.7%, (or $654,000) and 11.2%, (or $2.1 million) of the 2011 and 2010 revenues, respectively, from our ongoing Security Segment were derived from customers outside of the United States.

EMPLOYEES

As of March 22, 2012, we had approximately 164 employees, of which approximately 52 were employed in our discontinued car wash business, 99 employed in the Security Segment, 11 in our corporate accounting, finance, marketing, administrative and information technology departments, and two in executive management. None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our net losses for the years ended December 31, 2010 and 2011 were $18.1 million and $5.1 million, respectively. Our net loss for 2010 of $18.1 million included a $4.6 million Arbitration Award to Mr. Paolino and $7.4 million of non-cash impairment charges largely related to our discontinued Digital Media Marketing Segment. We have been funding operating losses by divesting our car washes and other non-core assets through third party sales and by the sale of common stock through a Rights Offering and the private sale of common stock. Our capital requirements include working capital for daily operations, including purchasing inventory and equipment. We had cash and cash equivalents of $7.9 million as of December 31, 2011. We estimate that our cash balances will be sufficient to pay our cash operating requirements through December 31, 2012. See the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Note 19. Related Party Transactions.

We may not be able to raise capital from asset sales. The current economic climate has made it more difficult to sell our assets held for sale. As of March 22, 2012, we estimate that the two remaining car washes could generate proceeds, net of related mortgages, in the range of approximately $300,000 to $500,000. See Note 3. Business Acquisitions and Divestitures. There is no assurance that we will be able to complete the sale of our remaining car washes.

Many of our customers’ spending for our products and services continued to be negatively impacted by the weak economy; our customers' spending may not recover at the same pace as the economy. Our customers reduced their overall spending beginning in 2008, as a result of the recession, the credit crisis, increased unemployment, declining housing starts, and other challenges that affected the economy. Though the domestic economy improved slightly in 2010 and 2011, the slow improvement has not resulted in our customers increasing their spending on our products and services. Many of our customers in our electronic surveillance equipment business finance their purchases through cash flow from operations or the incurrence of debt. Additionally, many of our customers in our electronic surveillance equipment and our personal defense products divisions depend on disposable personal income. The combination of a reduction of disposable personal income, a reduction in cash flow of businesses and the difficulty of businesses and individuals to obtain financing has continued to result in decreased spending by our customers. During 2011, our revenues from continuing operations declined $4.5 million, or 24%, from our revenues from continuing operations in 2010. To the extent our customers do not increase their spending in 2012, the reduced revenue level could have a material adverse effect on our operations. If our revenues do not recover or there is a further deterioration in the economy, our results of operations, financial position, and cash flows will be materially adversely affected.

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline. We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2011. Although a portion of the reported losses in past years related to the Arbitration Award to Mr. Paolino and related legal costs expended, non-cash impairment charges of intangible assets and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future. Our net loss for the years ended December 31, 2010 and 2011 were $18.1 million and $5.1 million, respectively. Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis.  Some of these companies are larger and better capitalized than us.  There are also few barriers for entry into our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

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

If we do not maintain continuity with our executive officers, our business may suffer. The lack of continuity of our executive officers may have an adverse impact on the Company. Additionally, if we lose the services of one or more of our executive officers and do not replace them with experienced personnel, that loss of talent and experience will make our business plan, which is dependent on active growth and management, more difficult to implement and could adversely impact our operations.

If our insurance is inadequate, we could face significant losses. We maintain various insurance policies for our assets and operations. The insurance policies include property coverage, including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate, with an umbrella policy which provides coverage of up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from the Company in the amount of $145,712 at December 31, 2011. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

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

If our Mace brand name falls into common usage, we could lose the exclusive right to the brand name. The Mace registered name and trademark is important to our security business and defense spray business. If we do not defend the Mace name or allow it to fall into common usage, the business of our Security Segment could be adversely affected.

If our OEMs fail to adequately supply our products, our security products sales may suffer. Reliance upon OEMs, as well as industry supply conditions, generally involves several additional risks, including the possibility of defective products (which can adversely affect our reputation for reliability), a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). We have some single-sourced manufacturer relationships, either because alternative sources are not readily or economically available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If these sources are unable or unwilling to manufacture our products in a timely and reliable manner, we could experience temporary distribution interruptions, delays, or inefficiencies adversely affecting our results of operations. Even where alternative OEMs are available, qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.

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

Loss of customer accounts by our monitoring business could materially adversely affect our operations. Our contracts can be terminated on 60 days notice by our customers. We could experience the loss of accounts as a result of, among other factors:

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 85% of the monitoring businesses’ recurring monthly revenue at December 31, 2011 was derived from subscribers located in California. A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Horsham, Pennsylvania. We rent approximately 5,000 square feet of space at a current annual cost of approximately $116,000 in Horsham, Pennsylvania.

Security Segment Properties. The operations of our electronic surveillance product operations are located in Fort Lauderdale, Florida and Carrollton, Texas. The operations of our personal defense and law enforcement aerosol business, including administration and sales, and all of its production facilities are located in Bennington, Vermont. Our wholesale security monitoring operation is located in Anaheim, California.

The Company’s Security Segment leases manufacturing and office space in Bennington, Vermont under a lease between Vermont Mill and the Company. The lease, as extended, expires on May 14, 2012. Vermont Mill is controlled by Jon E. Goodrich, a former director and employee of the Company. The original lease was entered into in November 1999. The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Under the Lease Extension Agreement entered into on December 20, 2010, the lease was extended through November 14, 2011 at a monthly rate of $11,315. The Company exercised an option in November 2011 to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $135,780 and $129,857 for the years ended December 31, 2011 and 2010, respectively.

We lease 7,358 square feet of office space in Fort Lauderdale, Florida for the administrative and sales staff related to our Security Segment’s electronic surveillance products division. This lease is for a three year term expiring on December 31, 2012 at a current rate of $7,143 per month. The lease also provides for a two year renewal option through December 31, 2014.

On December 16, 2011, we sold our Farmers Branch, Texas warehouse facility for cash consideration of $1.83 million. We purchased the Farmers Branch, Texas warehouse building in August 2004. The facility was used to warehouse our electronic surveillance products and our high end camera products. With the sale of this property, we lease 17,325 square feet of warehouse space in Carrollton, Texas. The lease is for a one year term expiring January 14, 2013 at a current rate of $6,136 per month. The lease contains a sixty day cancellation option.

In connection with our 2009 acquisition of CSSS, our wholesale security monitoring operation, we lease 10,044 square feet of office space in Anaheim, California for our administrative staff and monitoring operations. The lease is for a four year term expiring on July 31, 2013 at a current lease rate of $17,390 per month. The lease also provides for two five year renewal options through July 31, 2023.

Car Wash Properties. As of December 31, 2011, we owned two and leased one car wash facility. As of March 22, 2012, we own one and lease one car wash facility. Our remaining car wash facilities are reported under Discontinued Operations and are being held for sale. We have sold 47 car wash facilities and five truck washes since December 31, 2005. The locations of our car washes and the services offered at the locations are in the chart below.

Locations (1)	Type of Car Wash	Number of Facilities as of December 31, 2011 (2)	Number of Facilities as of March 22, 2012 (3)

Dallas, Texas Area	Full Service	3	2

(1)	Two of our locations at December 31, 2011 were owned and one location was leased.
(2)	Our locations also offer other consumer products and related car care services, such as professional detailing services (offered at three locations), oil and lubrication services (offered at three locations), gasoline dispensing services (offered at one location), state inspection services (offered at three locations), and merchandise store sales (offered at three locations).
(3)	One of the three Dallas, Texas area locations was subject to an Agreement of Sale at December 31, 2011 and was sold on February 29, 2012.

Certain of our car washes are encumbered by first mortgage loans. Of the three car washes owned or leased by us at December 31, 2011, one property and related equipment with a net book value totaling $2.0 million was secured by mortgage loans totaling $542,413.

ITEM 3. LEGAL PROCEEDINGS

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., settled various legal actions they had filed against each other. The settlement was entered into on October 26, 2010. As part of the settlement, the Company paid Mr. Paolino a total of $4,610,000 in the fourth quarter of 2010. As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 on May 4, 2010 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).

During 2008, the Company conducted a remediation of certain hazardous wastes at its Bennington, Vermont facility under an Administrative Consent Order entered into between the Company, the United States Environmental Protection Agency (the “EPA”), and Benmont Mill Properties, Inc. ("Benmont"), the owner of the facility. The EPA accepted the final report of the remediation in 2009. On April 8, 2010, the Company paid the EPA $216,086 as an oversight cost reimbursement. During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413. Total costs relating to the remediation of approximately $786,000 were recorded through the quarter ended December 31, 2009, and included disposal costs of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich was the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. Mr. Goodrich is also the owner of Benmont, the owner of the Bennington, Vermont facility and the owner of Vermont Mills Properties, Inc., the entity that rents the Bennington, Vermont facility to the Company. The Company resolved the indictment against the Company through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney. The Plea Agreement was accepted by the Federal District Court for Vermont on May 26, 2011. Mace Personal Defense, Inc. pled guilty of one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit) and was fined $100,000 (the "Fine"). The Fine was fully paid during 2011. In addition, the Company incurred legal expenses of $61,300 and $82,300 in the years ended December 31, 2011 and 2010, respectively, relating to this matter.

The indictment charging Jon Goodrich was resolved with a guilty plea accepted by the Federal District Court in January, 2012. Mr. Goodrich pled guilty to a felony of storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location and agreed to a fine of $100,000. Mr. Goodrich is scheduled to be sentenced on May 2, 2012. The Company has to date advanced Mr. Goodrich the cost of his defense under the provisions of Article 6 of the Company's Bylaws. The advancements through December 31, 2011 were $83,178, which is included in the legal expense amounts disclosed in the above paragraph. The Company and Mr. Goodrich have entered into an Agreement ("Indemnity Agreement") on January 12, 2012 providing that the Company would not pay any portion of a fine imposed on Mr. Goodrich. The Indemnity Agreement also set a maximum limit to future advancements and indemnity claims of $25,000 with regard to any costs incurred by Mr. Goodrich after November 9, 2011. In exchange for Mr. Goodrich limiting future indemnity claims and agreeing to a five year non-compete agreement with the Company, the Company agreed not to seek recovery of any advancements it paid.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Price and Dividends of the Registrant’s Common Equity

Our common stock was traded on the NASDAQ Global Market (“NASDAQ”) through September 30, 2010 and since September 30, 2010 our stock has been quoted on the OTCQB system of OTC Market, Inc. under the trading symbol "MACE." Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low sale prices per share for our common stock, as reported by NASDAQ through September 30, 2010 and by the OTCQB system after September 30, 2010.

	HIGH	LOW

Year Ended December 31, 2010
First Quarter	$1.24	$0.75
Second Quarter	$0.96	$0.56
Third Quarter	$0.63	$0.41
Fourth Quarter	$0.45	$0.24
Year Ended December 31, 2011
First Quarter	$0.55	$0.34
Second Quarter	$0.50	$0.15
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.20	$0.12
Year Ended December 31, 2012
First Quarter through March 22, 2012	$0.19	$0.15

The closing price for our common stock on June 30, 2011 was $0.26. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 22, 2012 we had 81 stockholders of record and approximately 2,300 beneficial owners of our common stock. We did not pay dividends in the preceding two years and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all working capital and earnings, if any, for use in our operations and in the expansion of our business. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as our Board of Directors deems relevant. Certain of our credit facilities prohibit or limit the payment of cash dividends without prior bank approval.

For information regarding our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The securities described above were issued to “accredited” investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In reliance upon such accredited investors’ representations, among other representations, the offer and issuance of the securities described above are exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC.

(d) Issuer Purchases of Securities

The following table summarizes our equity security repurchase during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2011	-	$-	-	$1,226,000
November 1 to November 30, 2011	-	$-	-	$1,226,000
December 1 to December 31, 2011	-	$-	-	$1,226,000
Total	-	$-	-

(1)	On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its common shares in the future if the market conditions so dictate. As of December 31, 2011, 747,860 shares had been repurchased under this program at a cost of approximately $774,000.

ITEM 6.   SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, and as such is not required to present the information under this Item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our operations for each of the two years in the periods ended December 31, 2011 and 2010, and should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere herein.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

This report includes Forward-Looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. Forward-Looking Statements are statements related to future, not past, events. In this context, Forward-Looking Statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," believe," "seek," or ''will." Forward-Looking Statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our Forward-Looking Statements include: the severity and duration of current economic and financial conditions; our success in selling our remaining car washes; the level of demand of the customers we serve for our goods and services; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. The Forward-Looking Statements made herein are only made as of the date of this filing, and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Introduction

Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. The products include less-than-lethal Mace® defense sprays and other personal security devices, access control, security cameras, monitors and security digital recorders, and high-end digital and machine vision cameras and professional imaging components. The Security Segment also owns and operates a UL listed wholesale security monitoring center that monitors video and security alarms for approximately 490 security dealer clients with over 70,500 monitored accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers. Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants. Revenues generated for the year ended December 31, 2011 for the Security Segment were comprised of approximately 38% from our personal defense and law enforcement aerosol operation, 28% from our wholesale security monitoring operation, 26% from our professional and consumer direct home and small business electronic surveillance operations, and 8% from our machine vision camera and video conferencing equipment operation.

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

Discontinued Operations

Digital Media Marketing

The Company’s Board of Directors committed to a plan to divest of the Digital Media Marketing Segment and, on November 11, 2010, the Company entered into a Stock Purchase Agreement to sell the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation. On November 22, 2010, we sold Linkstar Corporation for a sale price of $1.1 million to Silverback Network, Inc. (the “Purchaser”). Under the terms of the Stock Purchase Agreement, the Purchaser paid $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow, which funds were released to the Company in May 2011 as provided for under the Stock Purchase Agreement. The results of the Digital Media Marketing Segment’s operations have been classified as assets held for sale and liabilities related to assets held for sale in our balance sheet at December 31, 2011 and 2010, and as discontinued operations in our statements of operations and our statements of cash flows. Our Digital Media Marketing Segment consisted of two business divisions: (1) e-commerce and (2) online marketing. The results of operations of our Digital Media Marketing operations for the two years ended December 31, 2011 and 2010 were reported as discontinued operations and, accordingly, have been segregated from the revenues and expenses discussions below.

Car Wash Services

At December 31, 2011, we owned or leased three full service car wash locations in Texas, which are reported as discontinued operations (see Note 4. Discontinued Operations and Assets Held for Sale) and, accordingly, have been segregated from the following revenue and expense discussion. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Results of Operations for the Two Years Ended December 31, 2011 and 2010

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Year ended December 31,
	2011	2010

Revenues	100%	100%
Cost of revenues	64.6	70.0
Gross Profit	35.4	30.0
Selling, general, and administrative expenses	62.3	52.0
Arbitration award	-	25.1
Depreciation and amortization	3.7	3.2
Asset impairment charges	0.2	2.6
Operating loss	(30.8)	(52.9)
Interest expense, net	(2.9)	(0.2)
Other income	-	-
Gain on valuation of derivative	0.5	-
Loss from continuing operations before income taxes	(33.2)	(53.1)
Income tax (benefit) expense	(0.6)	0.2
Loss from continuing operations	(32.6)	(53.3)
Loss from discontinued operations, net of tax	(4.5)	(45.1)
Net loss	(37.1)%	(98.4)%

Revenues

Security

Revenues were approximately $13.9 million and $18.4 million for the years ended December 31, 2011 and 2010, respectively. Of the $13.9 million of revenues for the year ended December 31, 2011, $5.2 million, or 38%, was generated from our personal defense and law enforcement aerosol operations in Vermont, $3.9 million, or 28%, from our wholesale security monitoring operation in California, $3.7 million, or 26%, from our professional and consumer direct home and small business electronic surveillance operations, and $1.1 million, or 8%, from our high-end digital and machine vision cameras and professional imaging components operation. Of the $18.4 million of revenues for the year ended December 31, 2010, $5.3 million, or 29%, was generated from our personal defense and law enforcement aerosol operation in Vermont, $3.2 million, or 17%, from our wholesale security monitoring operations, $5.3 million, or 29%, from our professional and consumer direct home and small business electronic surveillance operation, and $4.6 million, or 25%, from our high-end digital and machine vision cameras and professional imaging components operation.

Overall revenues within the Security Segment decreased $4.5 million, or 24%, in 2011 as compared to 2010, despite an increase in revenues from our wholesale security monitoring operation, which includes the acquisition of a monitoring center, TCCI, on March 31, 2011. See Note 3. Business Acquisitions and Divestitures. Revenues decreased in our professional and consumer direct home and small business electronic surveillance division and in our personal defense operation. The $1.6 million, or 31%, decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition, direct sales by Asian manufacturers, the loss of a large customer, a reduction in spending by many of our customers impacted by the poor economy, and a decision by management to focus on consumer direct home and small business product sales versus high-end professional market products. Our personal defense operations sales experienced a slight decrease of approximately $117,000, or 2%, from 2010 to 2011, despite a 6% increase in the sale of our aerosol defense products. This increase in aerosol defense product sales was offset by a decrease in the sales of our TG Guard systems and wireless home security systems. Additionally, the Company’s machine vision camera and video conferencing equipment operation experienced an approximate $3.5 million, or 77%, decrease in sales in 2011 from 2010 as a result of the loss of key sales personnel within this operation, a decrease in product availability resulting from natural disasters in Japan and the loss of one of its largest suppliers, and the ultimate sale of this operation on October 21, 2011.

Cost of Revenues

Security

Cost of revenues were $8.9 million and $12.9 million, or 64% and 70% of revenues, for the years ended December 31, 2011 and 2010, respectively. The reduction in cost of revenues as a percent of revenues is due to management’s focus on improving margins through enhanced pricing and reduced cost of products and the reduction in sales of the machine vision camera operation which provides a gross profit margin substantially less than the other Security Segment operations. This gross profit margin improvement was partially offset by an additional charge during 2011 of $200,000 to write-down certain inventory which we plan on liquidating within our electronic surveillance equipment division.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2011 and 2010 were $8.6 million and $9.6 million, respectively. SG&A expenses as a percentage of revenues increased to 62% in 2011 as compared to 52% for 2010. The increase in SG&A expenses as a percentage of revenue is due to the 24% reduction in revenues as many of these costs are fixed in nature. The overall decrease in SG&A costs was the result of the implementation of corporate wide cost savings measures in 2008 through the fourth quarter of 2011, including a significant reduction in employees throughout the entire Company. The cost savings were partially realized from a reduction in costs within our security division’s surveillance equipment operations. SG&A costs decreased within our electronic surveillance equipment operations by approximately $1.0 million, or 33%, partially as a result of our continued consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels. SG&A expense reductions were partially offset by increased SG&A expenses related to the acquisition of TCCI on March 31, 2011. SG&A expenses in 2011 also include the recording of a reserve for future payments under an obligation to pay the Company’s former CEO, Dennis Raefield, $375,000 in exchange for Mr. Raefield’s covenant not to compete with the Company for one year following his resignation; a charge for future severance payments to our former President of our Personal Defense Products operation of approximately $73,000; a $105,000 charge related to the termination of a contract with a vendor within the Company’s Personal Defense Products operation; a reserve of $150,000 for future reimbursement of the costs incurred by a stockholder relating to the 2007 annual meeting of stockholders; and a $100,000 executive recruiting fee. SG&A expenses in 2010 includes legal costs related to the 2010 settled arbitration proceedings with Mr. Paolino of approximately $153,000 and severance costs of $224,000 related to employee reductions. Finally, in May 2010, the Company adjusted a contingent purchase price payout originally recorded at $276,000 after determining that acquired recurring monthly revenue (“RMR”) calculated at the acquisition’s one year anniversary date was less than the required amount as defined in the Stock Purchase Agreement. Accordingly, the Company recorded a reduction in SG&A expenses during the second quarter ended June 30, 2010 of $276,000 and reduced a portion of the previously recorded contingent liability at the date of the acquisition of CSSS.

Depreciation and Amortization

Depreciation and amortization totaled $514,000 and $582,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in depreciation and amortization expense in 2011 as compared to 2010 was primarily related to a reduction in amortization expense with the impairment and write down of certain intangible assets related to the Company’s electronic surveillance equipment operations in the first six months of 2010, partially offset by amortization expense on TCCI intangible assets acquired on March 31, 2011.

Asset Impairment Charges

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of September 30, 2011, June 30, 2010, and December 31, 2010. We recorded an impairment charge of $15,000 to trademarks as of September 30, 2011; $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010; and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation. On August 31, 2011, the Company entered into a Commercial Contract, which was subsequently amended on October 19, 2011 and November 7, 2011, to sell its Farmers Branch, Texas warehouse for $1,830,000. The net book value of the warehouse at September 30, 2011 was approximately $1,725,000 with closing costs and broker commissions estimated at $125,000. Accordingly, we recorded an impairment charge of $20,000 relating to this facility as of September 30, 2011. The sale of the warehouse was completed on December 16, 2011. The cash proceeds from the sale were $1.12 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the warehouse resulted in a gain of $9,300.

We conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment as of April 30, 2011, we determined that there was no impairment in that the fair value for this reporting unit exceeded its net book value by approximately $1.0 million or 22%. Our wholesale security monitoring business has recorded goodwill of $2.8 million at April 30, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions. The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected, which would negatively impact the fair value of this business. Based on the Company’s April 30, 2011 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 4% to 5% to an annual recurring revenue growth rate of 1% to 2%, without a corresponding decrease in operating expenses, would result in the fair value for the reporting unit exceeding its net book value at April 30, 2011 by approximately $50,000. Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealer customers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, accelerating costs beyond management’s control, and management’s inability to control and manage payroll and other operating costs.

Discontinued Operations

During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site on March 31, 2010. Also, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010. In September 2011, we re-evaluated the market value of one of our remaining car wash sites in Arlington, Texas and a site in Fort Worth, Texas with a business broker. Based on our evaluation, we determined that the estimated future proceeds from these sites were below their net book values by $200,000 and $61,000, respectively. Accordingly, we recorded impairment charges of $261,000 related to these two sites at September 30, 2011. With the continued difficulty in selling this remaining Arlington, Texas car wash facility, we re-evaluated our strategy to dispose of this property and accordingly recorded an additional impairment charge of $250,000 at December 31, 2011.

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year. Based on the results of our assessment of goodwill impairment at June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment at June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $2.8 million at June 30, 2010, which was less than the recorded value of goodwill. Accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million at June 30, 2010. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 4. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

Interest Expense, Net

Interest expense, net of interest income, for the years ended December 31, 2011 and 2010 was $404,000 and $51,000, respectively. Interest expense of $404,000 for the year ended December 31, 2011 includes interest expense paid to Merlin of approximately $129,800 related to two promissory notes, $152,000 of non-cash interest expense for the accretion of the discounts to the Merlin promissory note and debenture for related warrants and a conversion option, and $30,700 of interest expense related to purchase price holdback provisions related to the CSSS acquisition.

Other Income

Other income was $0 and $5,000 for 2011 and 2010, respectively.

Income Taxes

We recorded income tax (benefit) expense of $(80,000) and $30,000 for the years ended December 31, 2011 and 2010, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately (1.7)% and 0.3% for the years ended December 31, 2011 and 2010, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating losses (“NOLs”), including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $7.4 million in 2011 and $3.8 million in 2010 with a total valuation allowance of $29.7 million at December 31, 2011 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s sale of its remaining Car Wash operations, and the ultimate extent of growth in the Company’s Security Segment.

Discontinued Operations

Digital Media Marketing

Revenues within our Digital Media Marketing Segment for the year ended December 31, 2011 were $0 as a result of the sale of Linkstar in November 2010. Revenues within our Digital Media Marketing Segment for the year ended December 31, 2010 were approximately $5.9 million, consisting of $5.7 million from our e-commerce division and $172,000 from our online marketing division.

Cost of revenues within our Digital Media Marketing Segment for the year ended December 31, 2011 were $0 as a result of the sale of Linkstar in November 2010 and approximately $4.7 million, or 79% of revenues, for the year ended December 31, 2010.

Car Wash Services

Revenues within the car wash operations for the year ended December 31, 2011 were $3.0 million as compared to $5.1 million for the same period in 2010, a decrease of $2.1 million or 41%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of car washes. Overall car wash volume declined by approximately 69,000 cars, or 41%, in 2011 as compared to 2010. The majority of the decrease in overall car wash volume related to the closure and sale of five car wash locations in Texas since January 2010. Additionally, the Company experienced a slight increase in average car wash and detailing revenue per car from $17.53 in 2010 to $17.87 in 2011.

Cost of revenues within the car wash operations were $2.75 million, or 92% of revenues, and $4.6 million or 91% of revenues for the years ended December 31, 2011 and 2010, respectively. The slight increase in cost of revenues as a percent of revenues in 2011 as compared to 2010 was the result of the reduction in revenues with certain of these costs fixed in nature.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $7.9 million at December 31, 2011, including $439,000 of the Company’s cash deposited into a restricted cash account at Chase as security against the Company’s revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 8% at December 31, 2011 and 20% at December 31, 2010. As of December 31, 2011, we had working capital, excluded the restricted cash, of approximately $10.7 million. Working capital was approximately $7.0 million at December 31, 2010. Our positive working capital increased by approximately $3.7 million from December 31, 2010 to December 31, 2011, primarily due to the proceeds generated from our recent Rights Offering of our stock and partially offset by our net loss in 2011.

The Company conducted a Rights Offering to raise working capital. The Rights Offering was completed on August 1, 2011. A total of 22,372,616 shares of common stock were purchased in the Rights Offering. Of the 22,372,616 shares of common stock purchased, 16,305,144 were purchased under the basic subscription right and 6,067,472 were purchased through the oversubscription privilege. Net proceeds, after expenses from the Rights Offering, were approximately $4.3 million (the Rights Offering is described in Note 19. Related Party Transactions). On August 2, 2011, Merlin and two assignees purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock"). The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million. The purchasers of the Additional Stock were paid a fee of $250,000 in connection with the purchase. Additionally, shares registered in the Registration Statement but not sold in the Rights Offering (the “Available Stock”) were offered for sale by the Company during the period commencing on August 2, 2011, and concluding on August 15, 2011. The Company sold 838,100 shares of the offered Available Stock generating additional proceeds of $167,620.

Our business requires a substantial amount of capital, most notably to fund our losses. We believe that the proceeds from the Rights Offering and the sale of Additional Stock have provided sufficient working capital to fund our business plan for the next twelve months.

The current negative cash flow from operations is approximately $50,000 to $100,000 per month. We plan to use our working capital to fund the negative cash flow until we are able to eliminate the negative cash flow. We have sufficient working capital to meet our future capital and cash operating requirements for at least the next twelve months. If we cannot eliminate the negative cash flow, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. We estimate that our cash balances will be sufficient to pay our estimated cash operating requirements through December 31, 2012. Also see Item 1A. Risk Factors below for Risks Related to Our Business and Common Stock.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin on December 28, 2010. The loan's maturity date was extended to August 15, 2011. The Company made a principal payment of $675,000 to Merlin on the loan on March 8, 2011. The $675,000 balance of the loan and accrued interest of $13,950 was paid on August 8, 2011. See Note 19. Related Party Transactions.

On March 30, 2011, we borrowed $1.4 million at an interest rate of 6% per annum from Merlin to fund the acquisition of a wholesale security monitoring company. The loan is due March 30, 2013; however, Merlin had the right to call the loan commencing on September 27, 2011, forty trading days after the completion of the Company’s Rights Offering and Merlin's purchase of the Additional Stock ("Call Trigger Event"). Merlin's right to call the loan expired on March 27, 2012, six months from September 27, 2011. Merlin did not exercise their right to call the loan within the time allowed, and accordingly; the loan's maturity date was extended to March 30, 2016. See Note 19. Related Party Transactions for additional information and the terms of this debt instruments.

We have been funding our losses through the sale of assets. In 2010, we generated $3.1 million in cash from the sale of assets, including $990,000 from the sale of Linkstar and $2.1 million from the sale of four car washes, net of related mortgages. In the first quarter of 2011, we generated $975,000 in cash, net of a related mortgage, from the sale of a Lubbock, Texas car wash with $675,000 of the net proceeds used to pay down a promissory note with Merlin. Additionally, in the fourth quarter of 2011, we generated $517,000 in cash from the sale of the Company’s high-end digital and machine vision camera and professional imaging component operation, Industrial Vision Sources, Inc. (“IVS”) on October 21, 2011 and $1.17 million in cash from the sale of our Farmers Branch, Texas warehouse on December 16, 2011, net of a $495,000 mortgage loan and $120,000 of commissions and customary closing costs.

As of December 31, 2011, we had three remaining car washes for sale. On February 29, 2012, the Company completed the sale one of the three car washes for a sale price of $2.1 million. The cash proceeds of the sale were $1.57 million, net of paying off existing debt of $512,000 and certain closing costs. We estimate the two remaining car washes will generate proceeds in the range of approximately $300,000 to $500,000.

Capital expenditures for our Security Segment and our corporate division were $165,000 and $334,000 for the years ended December 31, 2011 and 2010, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations and our Digital Media Marketing business, were $4,000 and $13,000 for the years ended December 31, 2011 and 2010, respectively. We estimate capital expenditures for the Security Segment at approximately $200,000 to $300,000 for 2012, principally related to technology improvements within our wholesale security monitoring services operations and upgrading manufacturing equipment within or personal defense products operations.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. §6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich was the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. Mr. Goodrich is also the owner of Benmont, the owner of the Bennington, Vermont facility and the owner of Vermont Mills Properties, Inc., the entity that rents the Bennington, Vermont facility to the Company. The Company resolved the indictment against the Company, through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney. The Plea Agreement was accepted by the Federal District Court for Vermont on May 26, 2011. Mace Personal Defense, Inc. pled guilty of one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit) and was fined $100,000 (the "Fine"). The Fine was fully paid during 2011. In addition, the Company incurred legal expenses of $61,300 and $82,300 in the years ended December 31, 2011 and 2010, respectively, relating to this matter.

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

Debt Capitalization and Other Financing Arrangements

At December 31, 2011, we had borrowings, including capital lease obligations, of approximately $1.53 million, net of unamortized discounts for warrants and a conversion option classified in stockholders’ equity totaling $549,000 at December 31, 2011 related to the $1.4 million Merlin debenture note. See Note 19. Related Party Transactions. We had two letters of credit outstanding at December 31, 2011, totaling $149,392, as collateral relating to workers’ compensation insurance policies. We also maintain a $250,000 revolving credit facility to provide financing for additional video surveillance product inventory purchases and for issuance of commercial letters of credit. There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at December 31, 2011 for $34,698.

Several of our debt agreements, as amended, contain certain affirmative and negative covenants and require the maintenance of certain levels of tangible net worth, limitations on capital spending and the maintenance of certain debt service coverage ratios on a consolidated level.

The Chase term loan agreements limit capital expenditures annually to $1.0 million and require the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter. A Chase term loan agreement requirement to maintain minimum total unencumbered cash and marketable securities balance of $1.5 million was eliminated through an amendment to the term loan agreement effective December 31, 2011. We were in compliance with the ongoing covenant requirements as of December 31, 2011.

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

Contractual Obligations

The Company is obligated under various operating leases, primarily for certain equipment and real estate within the Car Wash operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2011, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1) (2)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (3)	$1,436	$1,346	$90	$-	$-
Capital lease obligations	96	74	22	-	-
Minimum operating lease payments	1,688	785	606	297	-
Total	$3,220	$2,205	$718	$297	$-

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (4)	$35	$35	$-	$-	$-
Standby letters of credit (5)	149	149	-	-	-
Total	$184	$184	$-	$-	$-

(1)	Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $100,000.
(3)	Long-term debt includes the $1.4 million debenture note with Merlin, net of unamortized discounts for warrants and a conversion option totaling $549,000 at December 31, 2011.
(4)	The Company maintains a $250,000 line of credit with Chase. There was one commercial letter of credit outstanding for inventory purchases under this line of credit at December 31, 2011 for $34,698.
(5)	Outstanding letters of credit of $149,392 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $2.9 million for the year ended December 31, 2011. Cash used in operating activities in 2011 was primarily due to a net loss from continuing operations of $4.5 million, partially offset by $55,000 of non-cash stock-based compensation charges from continuing operations and $514,000 of depreciation and amortization expense. Cash was also impacted by a decrease in accounts receivable of $290,000, a combined decrease in accounts payable and accrued expenses of $240,000, a decrease in inventory of $536,000, and a decrease in prepaid expenses and other assets of $470,000.

Net cash used in operating activities totaled $10.2 million for the year ended December 31, 2010. Cash used in operating activities in 2010 was primarily due to a net loss from continuing operations of $9.8 million, partially offset by $66,000 of non-cash stock-based compensation charges from continuing operations, $582,000 of depreciation and amortization expense and $485,000 of other intangible asset impairment charges. Cash was also impacted by an increase in accounts receivable of $444,000, a decrease in accounts payable and accrual expenses of $886,000, and a decrease in inventory of $974,000.

Investing Activities. Cash used in investing activities totaled approximately $286,000 for the year ended December 31, 2011, including cash provided by investing activities from discontinued operations of $975,000 related to the sale of a car wash site during the year ended December 31, 2011. Investing activity also included capital expenditures of $165,000 related to ongoing operations and $1.8 million related to the acquisition of TCCI and payment of certain purchase price holdbacks related to the 2009 acquisition of Mace CS.

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

Financing Activities. Cash provided by financing activities was approximately $7.9 million for the year ended December 31, 2011, which includes $1.4 million of borrowings from Merlin, $1.5 million of principal payments on debt from continuing operations, and net proceeds from our completed Rights Offering of our stock of $8.2 million. Financing activities also include $214,000 of routine principal payments on debt related to discontinued operations.

Cash provided in financing activities was approximately $681,000 for the year ended December 31, 2010, which includes $1.4 million of borrowings, largely related to a $1.35 million short term note with Merlin, $136,000 of routine principal payments on debt from continuing operations, and $178,000 related to the purchase of treasury stock. Financing activities also include $448,000 of routine principal payments on debt related to discontinued operations

Seasonality and Inflation

The Company does not believe its operations are subject to seasonality. Inflation and changing prices have not had a material impact on the Company’s net sales and revenues or its income from continuing operations in the two most recent fiscal years.

Summary of Critical Accounting Policies

Revenue Recognition and Deferred Revenue

The discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets, including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2011 and 2010. See Note 5. Goodwill and Note 18. Asset Impairment Charges.

The Company accounts for its embedded conversion features in its convertible debenture in accordance with ASC 815-10, “Derivatives and Hedging,” which requires a periodic valuation of its fair value and a corresponding recognition of a liability associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of a derivative liability related to the issuance of convertible debt is recorded as a discount to the related debt at the date of issuance and as a derivative liability. Any subsequent increase or decrease in the fair value of the derivative liability is recognized as “Other expense” or “Other income,” respectively. Additionally, if the embedded conversion features become known in a future reporting period, the initial derivative would no longer meet the criteria to be recorded as a derivative liability and accordingly the liability would be reclassified to stockholders’ equity as additional paid-in-capital.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We perform a goodwill impairment test on at least an annual basis for our wholesale security monitoring business, our only reporting unit with recorded goodwill. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test of its wholesale security monitoring reporting unit as of April 30 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our share price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Substantially all of our variable rate debt obligations at December 31, 2011 are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at December 31, 2011. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $13,000 in 2011.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of John J. McCann, the Company’s Chief Executive Officer (the “CEO”), and Gregory M. Krzemien, Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and the CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The below table lists the current directors of the Company. Additionally, Michael E. Smith and Dennis R. Raefield served as directors of the Company during 2011. Mr. Smith served for all of 2011 and resigned as a director on January 2, 2012. Mr. Raefield served as a director during 2011 from January 1, 2011 through August 18, 2011, when he resigned.

DIRECTORS

Name	Age	Position
Richard A. Barone	69	Director, Chairman of the Board
John J. McCann	48	Director, President and Chief Executive Officer
Denis J. Amato	66	Director
Larry Pollock	64	Director
Daniel V. Perella	42	Director

All of Mace’s directors serve for terms of one year each until their successors are elected and qualified. All of the above directors, with the exception of Daniel V. Perella and John J. McCann were elected by the shareholders on July 14, 2011. Mr. Perella was appointed to the Board of Directors on January 12, 2012 and Mr. McCann was appointed to the Board of Directors on January 10, 2012.

Current Directors

Richard A. Barone has served as a director since March 31, 2009. From 2001 to present, Mr. Barone has been Chairman of the Executive Committee for the Ancora Group of Companies. The Ancora Group of Companies includes Ancora Advisors LLC, Ancora Capital, Inc., Ancora Securities, Inc; the Ancora Mutual Funds, and the Ancora Foundation. Mr. Barone also oversees or manages a variety of investment strategies for the Ancora Group, selected clients and the Ancora Group’s Hedge Fund, Merlin Partners, LP. Mr. Barone is a major shareholder of The Ancora Group, Inc., and has ownership in Merlin Partners, LP and the Ancora Funds. Ancora Securities, Inc. is registered as a broker/dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), formerly known as the NASD. Mr. Barone is Chairman of the Cleveland State University Foundation, Trustee of Cleveland State University, Director of Hospice of the Western Reserve, Director of Brentwood Hospital, Director of Stephan Company, and Chairman of Evergreen Expedition Group.

John J. McCann has served as a director since January 10, 2012, when he was appointed by the Board of Directors as President and Chief Executive Officer of the Company and to fill a vacancy on the Board. From 2009 to December 20, 2011, Mr. McCann served as the President and Chief Executive Officer of Fitness Quest, Inc. a privately owned company that distributes and markets home exercise and fitness products. From 2002 to 2009, Mr. McCann was President and Chief Executive Officer of Saeco USA, Inc., a privately owned company that distributes and markets coffee brewing appliances. From 1999 to 2002, Mr. McCann was the Executive Vice President of Sales for Delonghi America, Inc, a distributor and marketer of small consumer appliances.

Denis J. Amato has served as a director since July 14, 2011. From 2006 to the present, Mr. Amato has been Chief Investment Officer of The Ancora Group, Inc. and Ancora Advisors LLC. Mr. Amato is a major shareholder of The Ancora Group, Inc., and has ownership in Merlin Partners, LP and the Ancora Funds. Mr. Amato has also been a Director of the Ancora Group since 2010. From 2001 to 2006, Mr. Amato served as the Chief Investment Officer for the Northeast Ohio region of Fifth Third Bank. Mr. Amato managed both individual and institutional portfolios as well as two of Fifth Third Bank’s Value Mutual Funds. From 1997 to 2001, Mr. Amato was the Chief Investment Officer and the lead equity portfolio strategist for Maxus. At Maxus, Mr. Amato managed individual high net worth client portfolios as well as the Maxus Ohio Heartland Fund, which focused primarily on the buying and selling of securities in Ohio based companies.

Larry Pollock has served as a director since July 14, 2011. From 2005 to the present, Mr. Pollock has been the Managing Partner of Lucky Stars Partners LLC, a private investment firm focusing on early stage businesses, troubled businesses and real estate. From 2000 to 2004, Mr. Pollock was the President and Chief Executive Officer and a Director of the Cole National Corporation, owner of Pearle Vision and Cole Vision optical stores and Things Remembered personalized gift stores. Mr. Pollock presently serves on the Board of Directors of Cardinal Commerce Corporation, a global leader in enabling authenticated payments, secure transactions, and alternative payment brands for both eCommerce and mobile commerce, and Safeguard Properties, LLC, the largest privately-held mortgage field services company in the country.

Daniel V. Perella has served as a director since January 12, 2012, when he was appointed by the Board of Directors to fill a vacancy. From June 2002 to the present, Mr. Perella has been the Chief Operating Officer of IdeaStream Consumer Products, LLC, a privately owned company that develops and markets consumer products such as home and office organizational filing products and protective storage cases for files, CDs laptops and other personal items. From May 1992 to May 2002, Mr. Perella was Executive Vice President of Sales of Manco, Inc (now known as Shurtech and Henkel Consumer Adhesives).

Former Directors Who Served During 2011

Dennis R. Raefield served as a director from October 16, 2007 to August 18, 2011 and as President and Chief Executive Officer of the Company from August 18, 2008 to August 18, 2011. From April 2007 to August 17, 2008, Mr. Raefield was the President of Reach Systems, Inc. (formerly Edge Integration Systems, Inc.) a manufacturer of security access control systems. From February 2005 to February 2006, Mr. Raefield was President of Rosslare Security Products, Inc., a manufacturer of diverse security products. From February 2004 to February 2005, Mr. Raefield was President of NexVision Consulting. From January 2003 to February 2004, Mr. Raefield was President of Ortega InfoSystems, a software developer. From October 1998 to November 2002, Mr. Raefield was President of Ademco and Honeywell Access Systems, a division of Honeywell, Inc. that manufactured access control systems.

Michael E. Smith served as a director from June 18, 2010 to January 2, 2012 and as interim President and Chief Executive Officer from August 19, 2011 to January 2, 2012. From 2003 to the present, Mr. Smith has been an Independent Consultant and Managing and Founding Partner of Chesterbrook Growth Partners, a consulting organization focused on providing strategic and operational advice to small to medium size firms in the security, RFID, auto-identification and electronic components industries. From 2001 to 2002, Mr. Smith was the President and Chief Executive Officer of Checkpoint Systems, Inc., a New York Stock Exchange listed company in the security, auto-identification and electronic components industries, having $650 million in sales during the 2001 to 2002 period.

EXECUTIVE OFFICERS

The individuals identified in the table below are the current Executive Officers of the Company. Michael E. Smith and Dennis R. Raefield were each President and Chief Executive Officer of the Company during part of 2011. Mr. Raefield was Chief Executive Officer and President from August 18, 2008 to August 18, 2011. Mr. Smith was Chief Executive Officer and President from August 19, 2011 to January 2, 2012.

Name	Age	Position
John J. McCann	48	President and Chief Executive Officer, since January 10, 2012

Gregory M. Krzemien	52	Chief Financial Officer, Treasurer and Secretary

Current Executive Officers

John J. McCann has served as Chief Executive Officer and as a director since January 10, 2012. From 2009 to December 20, 2011, Mr. McCann was the President and Chief Executive Officer of Fitness Quest, Inc. a privately owned company that distributes and markets home exercise and fitness products. From 2002 to 2009, Mr. McCann was President and Chief Executive Officer of Saeco USA, Inc., a privately owned company that distributes and markets coffee brewing appliances. From 1999 to 2002, Mr. McCann was the Executive Vice President of Sales for Delonghi America, Inc, a distributor and marketer of small consumer appliances.

Gregory M. Krzemien has served as the Chief Financial Officer and Treasurer of the Company since May 1999 and as Corporate Secretary since July 13, 2010. From August 1992 through December 1998, he served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP. Mr. Krzemien received a B.S. degree in Accounting from the Pennsylvania State University.

Former Executive Officers Who Served During 2011

Dennis R. Raefield served as President and Chief Executive Officer from August 18, 2008 to August 18, 2011. From April 2007 to August 17, 2008, Mr. Raefield was the President of Reach Systems, Inc. (formerly Edge Integration Systems, Inc.), a manufacturer of security access control systems. From February 2005 to February 2006, Mr. Raefield was President of Rosslare Security Products, Inc. a manufacturer of diverse security products. From February 2004 to February 2005, Mr. Raefield was President of NexVision Consulting. From January 2003 to February 2004, Mr. Raefield was President of Ortega InfoSystems, a software developer. From October 1998 to November 2002, Mr. Raefield was President of Ademco and Honeywell Access Systems, a division of Honeywell, Inc. that manufactured access control systems.

Michael E. Smith served as interim President and Chief Executive Officer from August 18, 2011 to January 2, 2012. From 2003 to the present, Mr. Smith has been an Independent Consultant and Managing and Founding Partner of Chesterbrook Growth Partners, a consulting organization focused on providing strategic and operational advice to small to medium size firms in the security, RFID, auto-identification and electronic components industries. From 2001 to 2002, Mr. Smith was the President and Chief Executive Officer of Checkpoint Systems, Inc., a New York Stock Exchange listed company in the security, auto-identification and electronic components industries, having $650 million in sales during the 2001 to 2002 period.

CORPORATE GOVERNANCE

Audit Committee and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Denis J. Amato (Chairman), Richard A. Barone, Larry Pollock and Daniel V. Perella. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of NASDAQ’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Amato, the Chairman of the Company’s Audit Committee, is an audit committee financial expert as defined in the rules and regulations of the SEC. The Charter of the Audit Committee is posted on our website at www.mace.com under the heading “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Mace’s directors and executive officers, as well as persons beneficially owning more than 10% of Mace’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the SEC, within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of common stock and other equity securities of Mace. Based upon Mace’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to Mace’s knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 2011 were made on a timely basis, except as identified in the chart below:

Name of Person	Number of Late Reports	Number of Transactions Reported Late
Denis J. Amato	Three (one late Form 3 and two late Forms 4)	Two transactions not reported timely
Richard A. Barone	Two (two late Forms 4)	Two transaction not reported timely
Larry Pollock	Three (one late Form 3 and two late Forms 4)	Two transactions not reported timely

Code of Ethics and Corporate Governance

The Company has adopted a Code of Ethics and Business Conduct for directors, officers (including the chief executive officer and chief financial officer), and employees. The Code of Ethics and Business Conduct is posted on our website at www.mace.com.

The Board of Directors has adopted Corporate Governance Guidelines. Stockholders are encouraged to review the Corporate Governance Guidelines at our website at www.mace.com for information concerning the Company’s governance practices. Copies of the charters of the committees of the Board are also available on the Company’s website.

Nominating Committee

The Nominating Committee is composed of independent directors. The Nominating Committee is currently composed of Daniel V. Perella (Chairman), Richard A. Barone, Denis J. Amato and Larry Pollock. The charter of the Nominating Committee is available for inspection on the Company’s web site, www.mace.com, under the heading “Investor Relations”. The Nominating Committee considers candidates for Board membership suggested by its members, other Board members and management. The Nominating Committee has authority to retain a search firm to assist in the identification of director candidates. In selecting nominees for director, the Nominating Committee considers a number of factors, including, but not limited to:

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

The Nominating Committee will also consider recommendations by stockholders of nominees for directors to be elected at the Company’s Annual Meeting of Stockholders, if they are received on or before March 1 of the year of the meeting or at such earlier date as may be determined and disclosed by the Company. In evaluating nominations received from stockholders, the Committee will apply the same criteria and follow the same process used to evaluate candidates recommended by members of the Nominating Committee. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company, Gregory M. Krzemien, at the Company’s corporate offices at 240 Gibraltar Road, Suite 220, Horsham, Pennsylvania 19044.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to, or on behalf of the Named Executive Officers for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE (1)
				Option	All Other
Name and Principal			Bonus	Awards	Compensation
Position	Year	Salary $	($)	($)(2)	($)(3)(4)(5)	Total

Michael E. Smith
President and Chief	2011	$110,609	$-	$-	$-	$110,609
Executive Officer	2010	$-	$-	$-	$-	$-

Dennis R. Raefield
President and Chief	2011	$428,357	$-	$26,520	$10,127	$465,004
Executive Officer	2010	$375,000	$-	$53,020	$27,454	$455,474

Gregory M. Krzemien
Chief Financial Officer	2011	$230,000	$-	$6,683	$8,400	$245,083
and Treasurer	2010	$230,000	$-	$5,012	$8,400	$243,412

(1)	The Company (i) granted no restricted stock awards and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal years ended December 31, 2011 and 2010. Additionally, the Company has never issued any stock appreciation rights (SARs).
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, including the impact of estimated forfeitures, for the fiscal years ended December 31, 2011 and 2010, for all existing stock option awards and thus include amounts from awards granted in and prior to 2011. Assumptions used in the calculation of this amount are included in Note 2. to the Company’s Audited Financial Statements for the fiscal years ended December 31, 2011 and 2010.
(3)	Mr. Raefield received a car at a lease cost of $798 per month beginning in August 2008 through his resignation on August 18, 2011. Additionally, Mr. Raefield was entitled under his employment agreement to receive payment of certain life and disability insurance premiums and funding of certain health reimbursement plans which totaled $4,539 and $17,962 in 2011 and 2010, respectively. Mr. Krzemien received car allowances of $700 per month in 2011 and 2010.
(4)	Under the provisions of Mr. Raefield's Employment Agreement, effective with Mr. Raefield's resignation on August 18, 2011, the Company was obligated to pay Mr. Raefield $375,000 in 12 equal monthly installments in exchange for Mr. Raefield's covenant not to compete with the Company for one year. The 2011 amount set forth in "All Other Compensation" does not include the $156,250 total of the monthly installments paid to Mr. Raefield in 2011.
(5)	Effective on January 3, 2012, the Company appointed Mr. Smith as a consultant for six months at a monthly compensation of $7,500 plus reimbursement for certain benefit and business travel costs. The consulting payments, none of which have been paid in 2011, are not reflected in the "All Other Compensation" category.

Employment Agreements - Current Executive Officers

John J. McCann Employment Agreement

The Company and Mr. McCann are currently negotiating and preparing an employment agreement based on the terms of an offer letter (the "Offer Letter") sent to Mr. McCann by the Company and accepted by Mr. McCann. Under the terms of the Offer Letter, Mr. McCann will: (a) receive an annual salary of $300,000, payable in accordance with the Company’s normal payroll schedule; (b) receive an option to purchase 1,000,000 shares of common stock at a date and terms to be agreed upon; (c) a bonus for performance in 2012 paid in options to purchase up to 500,000 shares of common stock, based on whether certain stated goals are achieved; (d) a grant of options to purchase common stock equal in number to the common stock purchased by Mr. McCann in the open market during 2012, with a maximum limit of 500,000 shares; (e) a severance payment equal to one year's annual salary if Mr. McCann is terminated without cause; and (f) four weeks of vacation and participation in the employee benefit plans offered to executive officers.

Gregory M. Krzemien Employment Agreement

Mace currently employs Gregory M. Krzemien as its CFO, Treasurer and Corporate Secretary as an employee at will under the Krzemien Agreement dated March 23, 2010. Mr. Krzemien's current annual base salary is $230,000, plus a $700 per month car allowance. The Krzemien Agreement also provided Mr. Krzemien with an option grant to purchase 50,000 shares of common stock on April 7, 2010 under the Company’s Stock Option Plan at an exercise price of $0.93, the market price of the Company's common stock on the date of the option grant. The option vests in three equal annual installments on the anniversary dates of the Krzemien Agreement. Under the Krzemien Agreement, Mr. Krzemien is not entitled to any change of control payment, but is entitled to a severance payment equal to six months of his base salary if he is terminated without “Good Cause,” as defined in the Krzemien Agreement. Mr. Krzemien is also entitled to the six month severance payment if he resigns due to the Company materially changing his duties as Chief Financial Officer, relocating his office more than 25 miles from its present location or reducing his annual base salary. As defined, “Good Cause” to terminate Mr. Krzemien without a severance payment generally exists if Mr. Krzemien fails to perform his duties and does not cure such failure within thirty days of being notified of the failure, or commits certain other enumerated actions which harm the Company.

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

Employment Agreements - Former Executive Officers Who Served During 2011

Dennis R. Raefield Employment Agreement

Dennis R. Raefield served as the Company’s President and Chief Executive Officer under an employment contract dated July 29, 2008 which expired on August 18, 2011 (the “Raefield Employment Agreement”). Mr. Raefield resigned on August 18, 2011 after the expiration of the Raefield Employment Agreement. Mr. Raefield’s base salary was $375,000 annually. As a one-time incentive to execute the Raefield Employment Agreement, Mr. Raefield was paid $50,000 and received a reimbursement of legal expenses of $2,812 related to review of his employment contract.

In accordance with the Raefield Employment Agreement, Mr. Raefield received an option grant on July 30, 2008 exercisable into 250,000 shares of common stock at an exercise price of $1.50 per share (the “First Option”). The First Option was issued fully vested. On July 26, 2009, Mr. Raefield received a second option grant exercisable for 250,000 shares (the “Second Option”). The Second Option vested over two years and is now fully vested. Mr. Raefield did not receive any performance bonus during his tenure with the Company.

Mr. Raefield had also been provided a Company vehicle at a lease cost of approximately $798 per month, plus all maintenance costs, and Company standard medical and other employee benefits. Mr. Raefield is prohibited from competing with the Company for a one year period following his resignation. In exchange for the agreement not to compete, the Company is obligated to pay Mr. Raefield $375,000 in 12 monthly installments.

Michael E. Smith Employment Agreement

Mr. Smith served as the Company's Interim President and Chief Executive Officer from August 18, 2011 to January 2, 2012. The Company and Mr. Smith did not enter into any written or oral employment agreement, except that the Company and Mr. Smith orally agreed that Mr. Smith would serve as Interim President and Chief Executive Officer for $240,000 in base annual compensation, a $5,000 monthly bonus program, plus normal Company benefits. The compensation is described on an annualized basis even though the compensation was earned ratably over the period that Mr. Smith served as President and Chief Executive Officer. The compensation was paid every two weeks in accordance with the normal Company procedures.

Potential Payments upon Termination or Change of Control

The following tables quantify the amounts payable upon a change of control or the termination of each of the Named Executive Officers. No change of control arrangement has yet been entered into between Mr. McCann and the Company.

Change of Control Payment and Termination Payments – Dennis R. Raefield, former President and Chief Executive Officer

Event Triggering Payment	Severance Payment	Acceleration of Option Awards(3)
Termination by Company for Cause (1)	$-	None
Termination by Company without Cause (1)	$750,000	None
Non-Compete Payment (2)	$375,000	None
Change of Control	None	None

Change of Control Payment and Termination Payments – Gregory M. Krzemien, Chief Financial Officer

Event Triggering Payment	Severance Payment	Acceleration of Option Awards(3)
Change of Control	None	None
Termination of Mr. Krzemien (4)	$115,000	None

(1) Cause was defined in the Raefield Employment Agreement as “(a) Employee committing against the Company fraud, gross misrepresentation, theft or embezzlement, (b) Employee’s conviction of any felony (excluding felonies involving driving a vehicle), (c) Employee’s material intentional violations of Company policies, or (d) a material breach of the provisions of the Raefield Employment Agreement, including specifically the failure of Employee to perform his duties after written notice of such failure from the Company.” The Raefield Employment Agreement provides that Mr. Raefield can be terminated by the Board of Directors for Cause, without any severance or other payment. The Board of Directors could also terminate Mr. Raefield without Cause, upon a payment of two times Mr. Raefield’s then current annual base salary. The termination payment is calculated based on Mr. Raefield’s base salary of $375,000 as of December 31, 2010.

(2) Mr. Raefield is prohibited from competing with the Company during his period of employment and for a one year period following a termination of employment. Mr. Raefield resigned on August 18, 2011. The Company is obligated to pay Mr. Raefield $375,000 in exchange for his one year agreement not to compete.

(3) Assumes exercise of all in-the-money stock options for which vesting accelerated at $0.18 per share (the closing price of the Company’s common stock on December 31, 2011).

(4) The payment is due Mr. Krzemien if he is terminated without “Good Cause.” “Good Cause” in the Krzemien Agreement exists, if any of the following occur: (i) Employee’s refusal to perform his duties or other obligations under this Agreement, or Employee’s intentional or grossly negligent conduct causing material harm to the Company as determined by the Company, on fifteen (15) days notice after the Company has provided Employee written notice of such failure to perform and Employee has failed to cure the unsatisfactory performance, if capable of cure, within thirty (30) business days; or (ii) Employee’s conviction of a felony, or a misdemeanor involving moral turpitude, or Employee’s engaging in conduct involving dishonesty toward the Company or its customers, or engaging in conduct that could damage the reputation or good will of the Company, whether or not occurring in the workplace; or (iii) Employee’s death, or inability with reasonable accommodation to perform his duties under this Agreement because of illness or physical or mental disability or other incapacity which continues for a period of 120 consecutive days, as determined by a medical doctor; or (iv) if Employee engages in any type of discrimination, harassment, violence or threat thereof, or other behavior toward other employees of the Company, or any of its subsidiaries or toward third parties or employees of a third party; (v) alcohol abuse and/or use of controlled substances during employment hours, or a positive test for use of controlled substances that are not prescribed by a medical doctor; or (vi) gross negligence or willful misconduct with respect to the Company, or any of its affiliates or subsidiaries; or (vii) on fifteen (15) days notice for any other material intentional breach of this Agreement or the Company’s Employee Manual by Employee not cured within 30 days after Employee’s receipt of written notice of the same from the Company.

Grants of Stock Options

The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2011.

 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards per Share	Grant Date Fair Value of Stock and Option Awards

Michael E. Smith	-	-	-	-

Dennis R. Raefield	-	-	-	-

Gregory M. Krzemien	-	-	-	-

On April 7, 2010, as part of the Krzemien Agreement, the Compensation Committee awarded Mr. Krzemien an option grant to purchase 50,000 shares of common stock under the Company’s Stock Option Plan at an exercise price of $0.93, the market price of the Company’s common stock on the date of the option grant. The option grant is to vest in three equal annual installments on the anniversary dates of the Krzemien Agreement. The Black-Scholes value of the awarded option grant is $28,640.

Aggregated Option and Warrant Exercises in Last Fiscal Year

The following table sets forth certain information regarding stock options held by the Named Executive Officers during the fiscal year ended December 31, 2011, including the number of exercisable and unexercisable stock options as of December 31, 2011 by grant. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Michael E. Smith	(2)	15,000	-	0.64	6/18/2010	6/18/2015
Dennis R. Raefield	(2)	15,000	-	1.94	1/8/2008	1/8/2018
	(3)	250,000	-	1.50	7/30/2008	7/30/2018
	(4)	250,000	-	0.97	7/28/2009	7/28/2019

Gregory M. Krzemien	(1)	37,500	-	2.36	4/4/2002	4/4/2012
	(1)	150,000	-	1.32	7/14/2003	7/14/2013
	(1)	50,000	-	5.35	11/19/2004	11/19/2014
	(1)	60,000	-	2.40	3/23/2006	3/23/2016
	(1)	60,000	-	2.73	2/12/2007	2/12/2017
	(1)	40,000	-	1.44	3/25/2008	3/25/2018
	(5)	16,667	33,333	0.93	4/7/2010	4/7/2020

(1)	Fully vested option.

(2)	Fully vested options granted to Mr. Smith and Mr. Raefield during the period they served as a Directors.
(3)	Fully vested options granted to Mr. Raefield as part of Mr. Raefield being hired as the Company’s President and Chief Executive Officer.
(4)	Options granted on July 28, 2009 vested 125,000 shares on July 28, 2010 and 125,000 shares on July 28, 2011.
(5)	Options granted on April 7, 2010 vested 16,667 shares on April 7, 2011, and will vest 16,667 shares on April 7, 2012 and 16,666 shares on April 7, 2013.

DIRECTOR COMPENSATION

The following table provides summary information concerning cash and certain other compensation paid or accrued by Mace to or on behalf of Mace’s Directors, other than Mr. Raefield, for the year ended December 31, 2011.

Name	Fees Earned ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total
Richard A. Barone	$22,000	$4,735	$-	$26,735
Denis J. Amato	$9,500	$717	$-	$10,217
Larry Pollock	$9,500	$717	$-	$10,217
Michael E. Smith	$16,000	$-	$-	$16,000
John C. Mallon	$10,500	$-	$-	$10,500
Gerald T. LaFlamme	$7,000	$-	$-	$7,000

(1)	John C. Mallon served on the Board of Directors until the election of our new Directors, Denis J. Amato and Larry Pollock, at the Annual Meeting of Stockholders on July 14, 2011. Gerald T. LaFlamme resigned from the Board of Directors on April 18, 2011.
(2)	The aggregate options outstanding at December 31, 2011 were as follows: John C. Mallon, 45,000 options; Gerald T. LaFlamme, 45,000 options; Richard A. Barone, 130,000 options; Michael E. Smith, 15,000 options; Denis J. Amato, 100,000 options; and Larry Pollock, 100,000 options. Assumptions used in the calculation of these amounts are included in Note 2. to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2011. The amounts in this column reflect the dollar amount recognized, in accordance with GAAP for share-based payments, for financial reporting purposes for the fiscal year ended December 31, 2011. There were no options granted to non-employee directors in 2010, except for Mr. Smith’s initial grant of 15,000 options upon his election to the Board of Directors on June 18, 2010. Options granted to non-employee directors in 2008 were for services on the Board for 2008 and 2009. Options granted to non-employee directors in 2009 were for services on the Board for 2010. For the year 2011, the Board of Directors approved of the following fees to be paid to directors who are not employees of the Company with respect to their calendar year 2011 service: a $1,000 monthly cash retainer fee to be paid quarterly in arrears; a $1,000 fee to each non-employee director for each Board or Committee meeting attended in person; and a $500 fee to each non-employee director for each Board or Committee meeting exceeding thirty minutes in length attended by telephone. Additionally, a grant of 100,000 options for services on the Board for 2011 was granted to each non-employee director, Messers. Amato, Barone, and Pollock, on November 1, 2011. The grants vest at the rate of two percent per month of service on the Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two Stock Option Plans that have been approved by the stockholders. The plans are the 1999 Stock Option Plan and the 1993 Stock Option Plan. Stock options are issued under the 1999 Stock Option Plan and the 1993 Stock Option Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of both Stock Option Plans is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees. Warrants have been issued in connection with the sale of the shares of the Company’s stock, the purchase and sale of certain businesses, the incurrence of certain debt, and to a director. The terms of the warrants have been established by the Board of Directors of the Company. Certain of the warrants have been approved by stockholders.

The following table sets forth certain information regarding the Company’s Stock Option Plans and warrants as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
1993 Stock Option Plan	8,250	$3.82	67,708

1999 Stock Option Plan	3,264,915	$1.95	3,736,288
Total of both Equity Compensation Plans approved by stockholders	3,273,165	$1.96	3,803,996
Equity compensation plans not approved by stockholders	1,743,250	$0.20	N/A
Total	5,016,415	$1.35	3,803,996

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 29, 2012 regarding ownership of shares of Mace common stock by the following persons:

•	each person who is known to Mace to own beneficially more than 5% of the outstanding shares of Mace common stock, based upon Mace’s records or the records of the SEC;
•	each director of Mace;
•	each Named Executive Officer; and
•	all directors and executive officers of Mace, as a group.

Unless otherwise indicated, to Mace’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of Mace common stock. Shares of Mace common stock subject to options or warrants exercisable within 60 days of February 29, 2012 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of the holder is c/o the Company, 240 Gibraltar Road, Suite 220, Horsham, PA 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (1)

Ancora Group
One Chagrin Highlands
2000 Auburn Drive, Suite 300
Cleveland, Ohio 44122	25,450,043	(2)	41.9%

Lawndale Capital Management, LLC
591 Redwood Highway, Suite 2345
Mill Valley, CA 94941	5,355,400	(3)	9.1%

Nantahala Capital Management, LLC
100 First Stamford Place, 2nd Floor
Stamford, CT 06902	3,679,359	(4)	6.2%

Richard A. Barone	1,173,000	(5)	2.0%

Denis J. Amato	1,043,600	(6)	1.8%

Gregory M. Krzemien	531,084	(7)	*

Larry Pollock	214,000	(8)	*

All current directors and executive officers as a group (6 persons)	2,961,684	(9)	5.0%

* Less than 1% of the outstanding shares of Mace common stock.

(1)   Percentage calculation is based on 58,946,441 shares outstanding on February 29, 2012.

(2)   The information in this footnote has been provided to the Company by the Ancora Group. The Ancora Group is a group of affiliated companies which includes: Ancora Group, Inc.; Ancora Capital, Inc.; Ancora Securities, Inc., the main subsidiary of Ancora Capital, Inc.; Ancora Advisors, LLC; Ancora Trust, the master trust for the Ancora Mutual Funds; Ancora Foundation, a private foundation; Merlin Partners, LP an investment limited partnership; and various owners and employees of the aforementioned entities. The Ancora Group have aggregate beneficial ownership of 25,450,043 shares, including warrants issued to Merlin Partners, LP to purchase 1,743,250 shares of Mace common stock. Ancora Securities, Inc. is registered as a broker/dealer with the SEC and FINRA. Ancora Advisors, LLC is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940, as amended. The Ancora Trust, which includes Ancora Income Fund, Ancora Equity Fund, Ancora Special Opportunity Fund, and Ancora MicroCap Fund, are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Mr. Richard Barone, a director of the Company, is a major shareholder of The Ancora Group, Inc., which is the parent company of Ancora Advisors, LLC, and Ancora Securities, Inc. Mr. Barone owns approximately 2% of Merlin Partners, LP and 20% of the Ancora Group Inc. and is Chairman of and has an ownership interest in the various Ancora Funds. Mr. Denis J. Amato, a director of the Company, is also a major shareholder of the Ancora Group, Inc., and has ownership in Merlin Partners, LP and the Ancora Funds. Ancora Advisors, LLC has the power to dispose of the shares owned by the investment clients, for which it acts as advisor, including Merlin Partners, for which it is also the General Partner, and the Ancora Mutual Funds. Mr. Amato, as Chief Investment Officer of Ancora Advisors, Inc., has ultimate authority over the investments of Merlin Partners, LP and the Ancora Mutual Funds. Ancora Advisors, LLC, disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Ancora Securities, Inc. acts as the agent for its various clients and has neither the power to vote nor the power to dispose of the shares. Ancora Securities, Inc. disclaims beneficial ownership of such shares. Each of the entities named have disclaimed membership in a Group within the meaning of Section 13(d)(3) of the Exchange Act and the Rules and Regulations promulgated thereunder in Schedule 13D Amendment 5 as filed with the SEC. The 25,450,043 aggregate shares listed for the Ancora Group are represented as owned beneficially, as follows: (a) 17,929,368 by the Ancora Mutual Funds for which Mr. Barone is a portfolio manager; (b) 5,130,462 by investment clients of Ancora Advisors, LLC, over which shares Ancora Advisors LLC has the power of disposition by virtue of an Investment Management Agreement (Ancora Advisors, LLC has disclaimed beneficial ownership of such shares); (c) 646,963 by owners/employees of Ancora Group, excluding Richard A. Barone and Denis J. Amato; and (d) 1,743,250 warrants issued to Merlin Partners, LP to purchase Mace common stock.

(3) According to the Schedule 13D Amendment 9 filed by Lawndale Capital Management, LLC (“Lawndale”) with the SEC on August 22, 2011, the beneficial ownership consists of 5,355,400 shares to which Lawndale has shared voting and dispositive power. The Schedule 13D was filed jointly by Lawndale, Andrew E. Shapiro and Diamond A Partners, L.P. (“Diamond”). Lawndale is the investment advisor to and the general partner of Diamond, which is an investment limited partnership. Mr. Shapiro is the sole manager of Lawndale. Mr. Shapiro is also deemed to have shared voting and dispositive power with respect to the shares reported as beneficially owned by Lawndale. Diamond has shared voting and dispositive power with respect to 4,486,600 shares of the Company.

(4)   The 3,679,359 shares listed for Nantahala Capital Management, LLC are owned beneficially according to Schedule 13G filed with the SEC on February 13, 2012.

(5)   Includes options to purchase 38,000 shares.

(6)   Includes options to purchase 14,000 shares.

(7)   Includes options to purchase 430,834 shares.

(8)   Includes options to purchase 14,000 shares.

(9)   See Notes 1 and 5 through 8 above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s Security Segment leases manufacturing and office space in Bennington, Vermont under a lease between Vermont Mill and the Company. The lease, as extended, expires on May 14, 2012. Vermont Mill is controlled by Jon E. Goodrich, a former director and employee of the Company. The original lease was entered into in November 1999. The Company also leased from November 2008 to May 2009, on a month-to-month basis, approximately 3,000 square feet of temporary inventory storage space at a monthly cost of $1,200. Under the Lease Extension Agreement entered into on December 20, 2010, the lease was extended through November 14, 2011 at a monthly rate of $11,315. The Company exercised an option in November 2011 to further extend the lease to May 14, 2012 at the same monthly rate. Rent expense under this lease was $135,780 and $129,857 for the years ended December 31, 2011 and 2010, respectively.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin on December 28, 2010. Merlin is a fund managed by Ancora Advisors, LLC, an entity within the Ancora Group. Richard A. Barone, Chairman of the Company's Board of Directors, is the Chairman and controlling person of the Ancora Group. Denis J. Amato, a Company Director, is the Chief Investment Officer of Ancora Advisors, LLC, with final authority over the investments made by Merlin. The loan, which had an original maturity date of March 28, 2011, was extended to August 15, 2011. The loan was payable in two installments of $675,000, with each installment payable upon the closing of each of two car washes that were under agreements of sale at December 31, 2010. The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. On August 8, 2011 the Company paid the remaining balance from the proceeds generated by the Company's Rights Offering. The loan's interest rate was 12% per annum and was secured by a second lien on a Dallas, Texas area car wash, a Lubbock, Texas car wash and a security interest in the tradename “Mace”. As part of the consideration for the financing, Merlin was granted a Common Stock Purchase Warrant to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015. The warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011. On August 2, 2011, after the conclusion of the Company’s Rights Offering, a warrant for 847,452 shares was issued to Merlin under the anti-dilution provision. The exercise price of the original warrant and the newly issued warrant were subject to being adjusted lower, if necessary, to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20. The initial warrants were accounted for under the equity method with the Black-Scholes fair value of the warrant of $63,274 and recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount was charged to interest expense over the original three month maturity period of the loan with an offsetting credit to the loan balance.

Ancora Securities, Inc. ("Ancora") was the Placement Agent and Dealer Manager of the Rights Offering pursuant to the Placement Agent and Dealer Manager Agreement dated March 25, 2011 executed between Ancora and the Company. Richard A. Barone, Chairman of the Company’s Board of Directors, is a controlling owner of Ancora. Denis J. Amato, a director of the Company, is the Chief Investment Officer of Ancora and a large shareholder.

On March 30, 2011, the Company borrowed $1.4 million with an interest rate of 6% per annum from Merlin to fund the acquisition of TCCI, a wholesale security monitoring company. The loan is secured by a security interest in the “Mace” name, a pledge of the stock of the Mace CSSS, Inc. (the “Company’s wholesale monitoring subsidiary) and a security interest in the assets of Mace CSSS, Inc. The loan is due March 30, 2013; however, Merlin had the right to call the loan commencing on September 27, 2011, forty trading days after the completion of the Company’s Rights Offering and Merlin's purchase of the Additional Stock (the "Call Trigger Event"). Merlin's right to call the loan expired on March 27, 2012, six months from September 27, 2011. Merlin did not exercise their right to call the loan by March 27, 2012, and accordingly; the maturity date of the loan was extended to March 30, 2016 with Merlin continuing its right to convert the loan into common stock through March 30, 2016, the new maturity date. The conversion right is at a per share price of $0.21 which is equal to the ten day average closing sales price of the common stock, starting with September 14, 2011, the trading day which is 30 trading days after the Call Trigger Event. In accordance with ASC 815, “Derivatives and Hedging,” the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The conversion option is marked-to-market each reporting period, with future changes in fair value reported in earnings. The fair value of the embedded conversion was estimated at $590,000 at the date of issuance of the debenture and each subsequent quarter using the Monte Carlo model with the following assumptions: risk free interest rate: 0.16%; expected life of the option to convert of 4.7 years; and volatility: 48%. With the Call Trigger Event occurring and the conversion price and number of conversion shares known, the fair value of the conversion option was estimated at $516,000 at September 30, 2011 using the Black-Scholes valuation model. Accordingly, for the three and nine months ended September 30, 2011, the Company recorded a gain on valuation of derivative of $74,000 to reflect the reduction in the market value of the derivative. Additionally, with the debenture conversion price and number of conversion shares to be issued upon a conversion known, the initial bifurcated derivative no longer met the criteria to be recorded as a derivative liability. Accordingly, the $516,000 conversion option at September 30, 2011, was reclassified from a liability to stockholder’s equity as additional paid-in-capital and as a discount to the $1.4 million Merlin loan. The conversion option is being accreted as a charge to interest expense over a 60 month period with an offsetting credit to the loan balance.

As compensation for the $1.4 million loan, Merlin received a five year warrant exercisable into 157,357 shares of common stock at an exercise price of $0.20 per share. The warrant contains an anti-dilution provision that provides that the Company will issue Merlin a warrant equal to 1% percent of any shares issued by the Company for one year after the date the warrant was issued. Any new warrant issued will be exercisable at $0.20 per share. On August 2, 2011, after the completion of the Company’s Rights Offering, a warrant for 423,726 shares was issued to Merlin under the anti-dilution provision. The conversion features of the loan and the warrant may result in additional dilution to stockholders. The initial warrants were accounted for at a Black-Scholes fair value of the warrant of $47,420 recorded as a discount to the $1.4 million Merlin loan and as additional paid-in capital. The discount is being accreted as a charge to interest expense over the initial 24 month maturity period of the loan with an offsetting credit to the loan balance.

The Rights Offering was completed on August 1, 2011. A total of 22,372,616 shares of common stock were purchased in the Rights Offering. Of the 22,372,616 shares of common stock purchased, 16,305,144 were purchased under the basic subscription right and 6,067,472 were purchased through the oversubscription privilege. Net proceeds from the Rights Offering were approximately $4.3 million after expenses of approximately $167,000. The Rights Offering was made pursuant to a Registration Statement filed with the Securities and Exchange Commission (the “SEC”), as declared effective June 29, 2011 (the “Registration Statement”), and under a Prospectus dated June 30, 2011 (the “Prospectus”). The Rights Offering granted the Company's stockholders the right to purchase three shares of common stock for each share of common stock owned on the record date of June 27, 2011 at an exercise price of $0.20 per share. The 22,372,616 shares issued under the Rights Offering were registered under the Securities Act. Additionally, shares registered in the Registration Statement but not sold in the Rights Offering (the “Available Stock”) were offered for sale by the Company during the period commencing on August 2, 2011, and concluding on August 15, 2011. The Company sold 838,100 shares of the offered Available Stock generating additional proceeds of $167,620.

Additionally, on August 2, 2011, Merlin and two assignees, Mr. Fedeli and Mr. Spitalieri (the “Purchasers”), purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock"). The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million. The Purchasers of the Additional Stock were paid a fee of $250,000 in connection with the purchase under the Securities Purchase Agreement. The Additional Stock was registered for resale by the Purchasers of the Additional Stock under the Securities Act. The Additional Stock was purchased under the terms of a Securities Purchase Agreement dated March 25, 2011 (the "Securities Purchase Agreement") with Merlin.

The Company’s Audit Committee Charter, Section IV.E (vi), provides that the Audit Committee annually reviews all existing related party transactions or other conflicts of interest that exist between employees and directors and the Company. The Audit Committee Charter also requires that the Audit Committee review all proposed related party transactions. As provided in Section IV.E (iv) of the Audit Committee Charter, the Company may not enter into a related party transaction, unless the transaction is first approved by the Audit Committee. The Audit Committee Charter is in writing and is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The current members of the Audit Committee are Messrs. Amato, Barone, Pollock and Perella. When reviewing related party transactions, the Audit Committee considers the benefit to the Company of the transaction and whether the transaction furthers the Company’s interest. The decisions of the Audit Committee are set forth in writing in the minutes of the meetings of the Audit Committee.

Director Independence

Mace has Corporate Governance Guidelines. The Corporate Governance Guidelines provide that a majority of the Company’s directors should be independent, as defined in Section 3.14 of the Company’s Bylaws. Section 3.14 of the Company’s Bylaws is available for review on the Company’s website at www.mace.com, under the Investor Relations heading. The Board has determined that Messrs. Barone, Amato, Pollock and Perella are independent under these rules. In addition, all of the Audit Committee members are independent under the Audit Committee independence standards established by the NASDAQ Global Market and the rules promulgated by the SEC. The Board has an Audit Committee, a Compensation Committee, a Nominating Committee and an Ethics and Corporate Governance Committee. The independent directors are the sole members of all of the named committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The Company was billed $268,383 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2011, and for the review of the financial statements included in Mace’s Quarterly Reports on Form 10-Q filed for each calendar quarter of 2011. The 2011 fees included $33,239 for services rendered in connection with Mace’s S-1 Registration Statement filing and Rights Offering. The Company was billed $304,027 by Grant Thornton LLP for the audit of Mace’s annual financial statements for the fiscal year ended December 31, 2010, and for the review of the financial statements included in Mace’s Quarterly Reports on Form 10-Q for each calendar quarter of 2010.

Tax Fees. The Company was billed $34,940 and $49,961 for tax compliance services rendered by Grant Thornton LLP during 2011 and 2010, respectively. The services aided the Company in the preparation of federal, state and local tax returns.

All Other Fees. The Company did not incur any other fees from Grant Thornton LLP during 2011 or 2010.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Mace’s registered public accountants, Grant Thornton LLP. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors. One hundred percent (100%) of auditing services and permitted non-audit services in 2010 and 2011 were pre-approved by the Audit Committee. The Audit Committee may delegate authority to the chairman, or in his or her absence, a member designated by the chairman to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such person or subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
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

The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the SEC and are incorporated herein by this reference):
*3.3	Amended and Restated Bylaws of Mace Security International, Inc.
*3.4	Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.4 to the 1999 Form 10-KSB).

*3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.5 to the 2000 Form 10-KSB).
*3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mace Security International, Inc. (Exhibit 3.6 to the 2002 Form 10-K).
*3.7	The Company’s Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the June 16, 2004 Form S-3).
*10.1	1993 Non-Qualified Stock Option Plan. (1)
*10.2	Trademarks. (1)
*10.3	Mace Security International, Inc. 1999 Stock Option Plan. (Exhibit 10.98 to the June 30, 1999 Form 10-QSB dated August 13, 1999).(3)
*10.4	Business Loan Agreement dated January 31, 2000, between the Company, its subsidiary - Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A.; Promissory Note dated February 2, 2000 between the same parties as above in the amount of $400,000 (pursuant to instruction 2 to Item 601 of Regulation S-K, two additional Promissory Notes, which are substantially identical in all material respects except as to the amount of the Promissory Notes) are not being filed in the amount of: $19,643.97 and $6,482; and a Modification Agreement dated as of January 31, 2000 between the same parties as above in the amount of $110,801.55 (pursuant to instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to the amount of the Modification Agreement) are not being filed in the amounts of: $39,617.29, $1,947,884.87, $853,745.73, and $1,696,103.31. (Exhibit 10.124 to the December 31, 1999 Form 10-KSB dated March 29, 2000).
*10.5	Amendment dated March 13, 2001, to Business Loan Agreement between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. (pursuant to instruction 2 to Item 601 of Regulation S-K, one additional amendment which is substantially identical in all material respects, except as to the borrower being Eager Beaver Car Wash, Inc., is not being filed). (Exhibit 10.132 to the December 31, 2000 Form 10-KSB dated March 20, 2001).
*10.6	Modification Agreement between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $2,216,000 (pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement are not being filed in the original amounts of $984,000 (extended to August 20, 2004) and $1,970,000 (extended to June 21, 2004). (Exhibit 10.133 to the June 30, 2001 Form 10-Q dated August 9, 2001).
*10.7	Term Note dated November 6, 2001 between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the amount of $380,000. (Exhibit 10.134 to the September 30, 2001 Form 10-Q dated November 9, 2001).
*10.8	Master Lease Agreement dated June 10, 2002 between the Company, its subsidiary Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation in the amount of $193,055. (Exhibit 10.140 to the June 30, 2002 Form 10-Q dated August 14, 2002).
*10.9	Lease Schedule and Addendum dated August 28, 2002 in the amount of $39,434 to Master Lease Agreement dated June 10, 2002, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Banc One Leasing Corporation. (Exhibit 10.144 to the September 30, 2002 Form 10-Q dated November 12, 2002).
*10.10	Note Modification Agreement dated February 21, 2003, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $348,100. (Exhibit 10.148 to the December 31, 2002 Form 10-K dated March 19, 2003).
*10.11	Note Modification Agreement and Amendment to Credit Agreement dated January 21, 2004, between the Company, its subsidiary, Colonial Full Service Car Wash, Inc. and Bank One, Texas, N.A. in the amount of $48,725.50. (Exhibit 10.157 to the December 31, 2004 Form 10-K dated March 12, 2004).
*10.12	Credit Agreement dated as of December 31, 2003 between the Company, its subsidiary, Eager Beaver Car Wash, Inc., and Bank One Texas, N.A. (pursuant to instruction 2 to Item 601of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to the borrower being Mace Car Wash - Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products, Inc. and Mace Security International, Inc., are not being filed.) (Exhibit 10.158 to the December 31, 2004 Form 10-K dated March 12, 2004).
*10.13	Amendment to Credit Agreement dated April 27, 2004, effective March 31, 2004 between Mace Security International, Inc., and Bank One Texas, N.A. (Pursuant to instruction 2 to Item 601 of Regulation S-K, four additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc. Mace Security Products Inc. and Eager Beaver Car Wash, Inc., are not being filed.) (Exhibit 10.159 to the March 31, 2004 Form 10-Q dated May 5, 2004).
*10.14	Modification Agreement between the Company, its subsidiary, Colonial Full Service Car Wash, Inc., and Bank One, Texas, N.A. in the original amount of $984,000 (Pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements, which are substantially identical in all material respects except to amount and extension date of the Modification Agreement, are not being filed in the original amounts of $2,216,000 (extended to August 20, 2009) and $380,000 (extended to October 6, 2009)). (Exhibit 10.167 to the September 30, 2004 Form 10-Q dated November 12, 2004).

*10.15	Promissory Note dated September 15, 2004 between the Company, its subsidiary, Mace Security Products, Inc., and Bank One, Texas, N.A. in the amount of $825,000. (Exhibit 10.168 to the September 30, 2004 Form 10-Q dated November 12, 2004).
*10.16	Note Modification Agreement dated December 1, 2005 between the Company, its subsidiary Mace Security Products, Inc. and JPMorgan Bank One Bank, N.A. in the amount of $500,000. (Exhibit 10.179 to the December 31, 2005 Form 10-K dated July 14, 2006)
Form 8-K dated March 6, 2006). +
*10.17	Amendment to Credit Agreement dated October 31, 2006, effective September 30, 2006 between Mace Security International, Inc., and JP Morgan Chase Bank, N.A. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, five additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Truck Wash, Inc., Mace Car Wash-Arizona, Inc., Colonial Full Service Car Wash, Inc., Mace Security Products Inc., and Eager Beaver Car Wash, Inc., are not being filed). (Exhibit 10.1 to the September 30, 2006 Form 10-Q dated November 13, 2006).
*10.18	Employment Agreement dated August 21, 2006 between Mace Security International, Inc. and Louis D. Paolino, Jr. (Exhibit 10.1 to the August 21, 2006 Form 8-K dated August 22, 2006). (3)
*10.19	Employment Agreement dated February 12, 2007 between Mace Security International, Inc. and Gregory M. Krzemien (Exhibit 10.1 to the February 8, 2007 Form 8-K dated February 14, 2007). (3)
*10.21	Employment Agreement dated July 29, 2008 between Mace Security International, Inc. and Dennis R. Raefield (Incorporated by reference as Exhibit 10.1 to the July 29, 2008 Form 8-K dated July 31, 2008). (3)
*10.22	Amendment to Credit Agreement dated May 1, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Car Wash-Arizona, Inc. and Colonial Full Service Car Wash, Inc. are not being filed). (Incorporated by reference as Exhibit 10.37 to the March 31, 2009 Form 10Q dated May 13, 2009).
*10.23	Note Modification Agreement between the Company, its subsidiary-Colonial Full Service Car Wash, Inc. and Chase, in the original amount of $2,216,000 extended to April 20, 2011. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, Modification Agreements which are substantially identified in all material respects except to amounts and extension dates of the Modification Agreements, are not being filed in the original amounts of $1,970,000 (extended to April 21, 2011) $984,000 (extended to April 20, 2011 and $380,000 extended to May 6, 2011)). (Incorporated by reference as Exhibit 10.38 to the March 31, 2009 Form 10Q dated May 13, 2009).
*10.24	Modification, Renewal, and Extension of Note, Liens and Credit Agreement dated May 8, 2009 between the Company, its subsidiary, Mace Security Products Inc. and Chase. (Incorporated by reference as Exhibit 10.39 to the March 31, 2009 Form 10Q dated May 13, 2009).
*10.25	Stock Purchase Agreement dated April 7, 2009, by and among Mace Security International, Inc., CSSS, In Keays, and Bradley Keays and related Amendment 1 to Stock Purchase Agreement dated April (Incorporated by reference as Exhibit 10.40 to the March 31, 2009 Form 10Q dated May 13, 2009).
*10.26	Agreements consisting of: (i) Commercial Earnest Money Contract, dated as of January 15, 2009; (ii) Amendment to Commercial Earnest Money Contract dated effective March 16, 2009; (iii) Commercial Earnest Contract, executed as of April 16, 2009; (iv) Amendment to Commercial Earnest Money Contracts, dated as of May 27, 2009, (v) Third Amendment to Commercial Earnest Money Contracts, dated September 1, 2009; (vii) Fifth Amendment to Contracts dated October 9, 2009; and (viii) Assignment of Commercial Earnest Money Contract dated October 12, 2009. (Incorporated by reference as Exhibit 10.1 to the November 30, 2009 Form 8-K dated December 4, 2009).
*10.27	Amendment to Credit Agreement dated December 21, 2009, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, two additional credit agreements which are substantially identical in all material respects, except as to borrower being the Company’s subsidiaries, Mace Security Products, Inc. and Colonial Full Service Car Wash, Inc., are not being filed). (Incorporated by reference as Exhibit 10.27 to the December 31, 2009 Form 10-K dated March 24, 2010).
*10.28	Line of Credit Note dated December 12, 2009 between the Company, its subsidiary, Mace Security Products, Inc., and JP Morgan Chase Bank N.A. in the amount of $500,000. (Incorporated by reference as Exhibit 10.28 to the December 31, 2009 Form 10-K dated March 24, 2010).
*10.29	Letter Agreement of Employment dated March 23, 2010 between Mace Security International, Inc. and Gregory M. Krzemien. (3) (Incorporated by reference as Exhibit 10.29 to the December 31, 2009 Form 10-K dated March 24, 2010).
*10.30	Stock Purchase Agreement dated November 11, 2010, by and among Mace Security International, Inc., Linkstar Interactive, Inc., Linkstar Corporation, and Silverback Network, Inc. (Exhibit 10.1 to the September 30, 2010 Form 10-Q filed November 15, 2010).

*10.31	Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000 and related Security Agreement and Common Stock Purchase Warrant. (Incorporated by reference as Exhibit 10.31 to the December 31, 2010 Form 10-K dated March 30, 2011).
*10.32	Line of Credit Note in the amount of $500,000 and related Amendment to Credit Agreement dated December 17, 2010 between the Company, its subsidiary, Mace Securities Products, Inc., and JP Morgan Chase Bank N.A. (Incorporated by reference as Exhibit 10.32 to the December 31, 2010 Form 10-K dated March 30, 2011).
*10.33	Securities Purchase Agreement dated March 25, 2011, between the Company and Merlin Partners, LP. (Incorporated by reference as Exhibit 10.33 to the December 31, 2010 Form 10-K dated March 30, 2011).
*10.34	Placement Agent and Dealer-Manager Agreement dated March 25, 2011, between the Company and Ancora Securities, Inc. (Incorporated by reference as Exhibit 10.34 to the December 31, 2010 Form 10-K dated March 30, 2011).
*10.35	Debenture Agreement dated March 30, 2011, between the Company and Merlin Partners, LP in the amount of $1,400,000 and related Common Stock Purchase Warrant and Security Pledge Agreement. (Incorporated by reference as Exhibit 99.1 to the April 7, 2011 Form 8-K dated April 7, 2011).
*10.36	Second Note Modification Agreement dated April 29, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000. (Incorporated by reference as Exhibit 10.36 to the March 30, 2011 Form 10-Q dated May 16, 2011).
*10.37	Waiver Letter of Merlin Partners, LP issued with respect to the Securities Purchase Agreement dated March 25, 2011 between the Company and Merlin Partners, LP. (Exhibit 10.37 to Amendment 1 on Form S-1 filed June 7, 2011).
*10.38	Third Note Modification Agreement dated June 6, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000. (Exhibit 10.38 to Amendment 1 on Form S-1 filed June 7, 2011).
*10.39	Note Modification Agreement dated April 28, 2011 between the Company, its subsidiary Colonial Full Service Car Wash, Inc. and JP Morgan Chase Bank N.A., in the original amount of $1,970,000, extended to July 21, 2011. (Exhibit 10.39 to Amendment 1 on Form S-1 filed June 7, 2011).
*10.40	Fourth Note Modification Agreement dated July 15, 2011 to the Promissory Term Note Agreement dated December 28, 2010, between the Company and Merlin Partners, LP in the amount of $1,350,000. (Incorporated by reference as Exhibit 10.40 to the June 30, 2011 Form 10-Q filed August 15, 2011).
*10.41	Line of Credit Note Modification Agreement in the amount of $500,000 dated July 6, 2011 between the Company, its subsidiary, Mace Securities Products, Inc., and JP Morgan Chase Bank N.A. (Incorporated by reference as Exhibit 10.41 to the June 30, 2011 Form 10-Q filed August 15, 2011).
*10.42	Note Modification Agreement dated April 21, 2011 between the Company, its subsidiary Colonial Full Service Car Wash, Inc. and JP Morgan Chase Bank N.A., in the original amount of $1,970,000, extended to February 28, 2012. (Incorporated by reference as Exhibit 10.42 to the September 30, 2011 Form 10-Q filed November 14, 2011).
10.43	Amendment to Credit Agreement effective December 31, 2011, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, an additional credit agreement which is substantially identical in all material respects, except as to borrower being the Company’s subsidiary, Mace Security Products, Inc. is not being filed).
10.44	Line of Credit Note Modification Agreement in the amount of $250,000 effective December 31, 2011 between the Company, its subsidiary, Mace Security Products, Inc., and JP Morgan Chase Bank N.A.

11	Statement Regarding Computation of Per Share Earnings.
*14	Code of Ethics and Business Conduct (Exhibit 14 to the December 31, 2003 Form 10-K dated March 12, 2004)
21	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Corporate Governance Guidelines dated October 16, 2007 (Exhibit 99.1 to the October 16, 2007 8-K dated October 16, 2007)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

MACE SECURITY INTERNATIONAL, INC.

By:	/s/ John J. McCann
John J. McCann
President and Chief Executive Officer

DATED the 28 day of March, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ John J. McCann	President, Chief Executive Officer	March 28, 2012
John J. McCann	and Director
(Principal Executive Officer)

/s/ Gregory M. Krzemien	Chief Financial Officer	March 28, 2012
Gregory M. Krzemien	and Treasurer
(Principal Financial Officer and
Principle Accounting Officer)

/s/ Richard A. Barone	Chairman of the Board	March 28, 2012
Richard A. Barone

/s/ Denis J. Amato	Director	March 28, 2012
Denis J. Amato

/s/ Larry Pollock	Director	March 28, 2012
Larry Pollock

/s/ Daniel V. Perella	Director	March 28, 2012
Daniel V. Perella
48

Mace Security International, Inc.

Audited Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors

Mace Security International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mace Security International, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mace Security International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 28, 2012

Mace Security International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value information)

ASSETS	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$7,871	$2,564
Accounts receivable, less allowance for doubtful accounts of $281 and $562 in 2011 and 2010, respectively	1,684	2,119
Inventories, less reserve for obsolescence of $1,407 and $1,304 in 2011 and 2010, respectively	2,401	3,273
Prepaid expenses and other current assets	2,087	1,790
Assets held for sale	2,469	6,330
Total current assets	16,512	16,076
Property and equipment:
Buildings and leasehold improvements	512	703
Machinery and equipment	3,464	3,237
Furniture and fixtures	457	459
Total property and equipment	4,433	4,399
Accumulated depreciation and amortization	(3,054)	(2,754)
Total property and equipment, net	1,379	1,645
Goodwill	2,805	1,982
Other intangible assets, net of accumulated amortization of $1,407 and $1,675 in 2011 and 2010, respectively	1,887	1,767
Other assets	735	1,554
Total assets	$23,318	$23,024

The accompanying notes are an integral

part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2011	2010

Current liabilities:
Current portion of long-term debt and capital lease obligations	$957	$1,378
Accounts payable	1,701	2,168
Income taxes payable	89	199
Deferred revenue	294	324
Accrued expenses and other current liabilities	1,741	2,905
Liabilities related to assets held for sale	566	2,081
Total current liabilities	5,348	9,055

Long-term debt, net of current portion	11	43
Capital lease obligations, net of current portion	22	70
Other liabilities	380	-

Commitments and contingencies – See Note 17

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares-10,000,000, issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000, issued and outstanding shares of 58,946,441 in 2011 and 15,735,725 in 2010	589	157

Additional paid-in capital	102,323	93,912
Accumulated deficit	(85,338)	(80,196)
	17,574	13,873
Less treasury stock at cost 18,332 shares in 2011 and 2010.	(17)	(17)
Total stockholders’ equity	17,557	13,856
Total liabilities and stockholders’ equity	$23,318	$23,024

The accompanying notes are an integral

part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year Ended December 31,
	2011	2010

Revenues	$13,858	$18,395
Cost of revenues	8,950	12,874

Gross profit	4,908	5,521
Selling, general, and administrative expenses	8,630	9,568
Arbitration award	-	4,610
Depreciation and amortization	514	582
Asset impairment charges	35	485

Operating loss	(4,271)	(9,724)

Interest expense, net	(404)	(51)
Other income	-	5
Gain on valuation of derivative	74	-
Loss from continuing operations before income taxes	(4,601)	(9,770)

Income tax (benefit) expense	(80)	30
Loss from continuing operations	(4,521)	(9,800)
Loss from discontinued operations, net of tax of $0 in 2011 and 2010	(621)	(8,298)
Net loss	$(5,142)	$(18,098)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.13)	$(0.62)
Loss from discontinued operations	(0.02)	(0.53)
Net loss	$(0.15)	$(1.15)

Weighted average shares outstanding:
Basic and diluted	33,643,384	15,749,465

The accompanying notes are an integral

part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2009	15,913,775	159	93,948	(62,098)	(21)	31,988
Purchase and retirement of treasury stock	(178,050)	(2)	(181)	-	4	(179)
Stock-based compensation expense (see note 2)	-	-	145	-	-	145
Net loss	-	-	-	(18,098)	-	(18,098)
Total comprehensive loss	-	-	-	-	-	(18,098)
Balance at December 31, 2010	15,735,725	$157	$93,912	$(80,196)	$(17)	$13,856
Common shares issued for cash	43,210,716	432	7,793	-	-	8,225
Stock-based compensation and issuance of warrants (see notes 2 and 19)	-	-	102	-	-	102
Derivative liability reclass to equity	-	-	516	-	-	516
Net loss	-	-	-	(5,142)	-	(5,142)
Total comprehensive loss	-	-	-	-	-	(5,142)
Balance at December 31, 2011	58,946,441	$589	$102,323	$(85,338)	$(17)	$17,557

The accompanying notes are an integral
part of these consolidated financial statements.

Mace Security International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2011	2010
Operating activities
Net loss	$(5,142)	$(18,098)
Loss from discontinued operations, net of tax	(621)	(8,298)
Loss from continuing operations	(4,521)	(9,800)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	514	582
Stock-based compensation	55	66
Provision for losses on receivables	126	170
Gain on sale of property and equipment	(57)	-
Gain on valuation of derivative	(74)	-
Amortization of discount on debt	152	-
Goodwill and asset impairment charges	35	485
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	290	(444)
Inventories	536	974
Prepaid expenses and other assets	470	(268)
Accounts payable	(429)	(176)
Deferred revenue	(3)	14
Accrued expenses	189	(710)
Income taxes payable	(15)	(36)
Net cash used in operating activities-continuing operations	(2,732)	(9,143)
Net cash used in operating activities-discontinued operations	(163)	(1,040)
Net cash used in operating activities	(2,895)	(10,183)
Investing Activities
Acquisition of business, net of cash acquired	(1,827)	-
Purchase of property and equipment	(165)	(348)
Proceeds from short-term investments	-	1,086
Proceeds from sale of property and equipment	1,313	-
Payments for intangibles	(10)	(2)
Net cash (used in) provided by investing activities-continuing operations	(689)	736
Net cash provided by investing activities-discontinued operations	975	3,041
Net cash provided by investing activities	286	3,777
Financing activities
Proceeds from short-term note and long-term debt	1,400	1,443
Payments on long-term debt and capital lease obligations	(1,495)	(136)
Proceeds from the sale of common stock	8,225	-
Purchase and retirement of treasury stock	-	(178)
Net cash provided by financing activities-continuing operations	8,130	1,129
Net cash used in financing activities-discontinued operations	(214)	(448)
Net cash provided by financing activities	7,916	681
Net increase (decrease) in cash and cash equivalents	5,307	(5,725)
Cash and cash equivalents at beginning of year	2,564	8,289
Cash and cash equivalents at end of year	$7,871	$2,564

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

The Company had a Digital Media Marketing Segment which conducted a digital media marketing and e-commerce business. The Company discontinued the digital media marketing business and sold the e-commerce business of the segment, Linkstar Corporation, on November 22, 2010. See Note 3. Business Acquisitions and Divestitures. The Company also had a Car Wash Segment which provided complete car care services (including car wash, detailing, lube, and minor repairs). As of December 31, 2011, there were only three remaining car washes, all of which were located in Texas.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets, including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2011 and 2010. See Note 5. Goodwill and Note 18. Asset Impairment Charges.

The Company accounts for its embedded conversion features in its convertible debenture in accordance with ASC 815-10, “Derivatives and Hedging,” which requires a periodic valuation of its fair value and a corresponding recognition of a liability associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of a derivative liability related to the issuance of convertible debt is recorded as a discount to the related debt at the date of issuance and as a derivative liability. Any subsequent increase or decrease in the fair value of the derivative liability is recognized as “Other expense” or “Other income,” respectively. Additionally, if the embedded conversion features become known in a future reporting period, the initial derivative would no longer meet the criteria to be recorded as a derivative liability and accordingly the liability would be reclassified to stockholders’ equity as additional paid-in-capital.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $344,000 and $309,000 for the years ended December 31, 2011 and 2010, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $29,000 and $19,000 for the years ended December 31, 2011 and 2010, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its discontinued Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Marketing costs in the Company’s discontinued Digital Media Marketing Segment, which consisted of the costs to acquire new members for its e-commerce business, were expensed as incurred rather than deferred and amortized over the expected life of a customer. Advertising expense was approximately $253,200 and $513,400 for the years ended December 31, 2011 and 2010, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We perform a goodwill impairment test on at least an annual basis for our wholesale security monitoring business, our only reporting unit with recorded goodwill. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test of its wholesale security monitoring reporting unit as of April 30 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our share price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Goodwill was $2.8 million and $2.0 million at December 31, 2011 and 2010, respectively. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Other Intangible Assets

Other intangible assets consist primarily of non-compete agreements, customer lists, product lists, patent costs, and trademarks. Certain of our trademarks are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using a discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Customer lists, product lists, trademarks, patents and non-compete agreements are amortized on a straight-line or accelerated basis to closely match expected cash flows over their respective assigned estimated useful lives.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at December 31, 2011 and 2010, respectively, including debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fixed rate debt	$957	$1,015	$1,432	$1,525
Variable rate debt	575	575	2,037	2,040
Total	$1,532	$1,590	$3,469	$3,565

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $270,000 and $134,000 for the years ended December 31, 2011 and 2010, respectively.

Noncash investing and financing activity of the Company includes the acquisition of communication equipment under a note payable for $78,000 during the three months ended March 31, 2010.

Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $55,000 and $80,000 for the years ended December 31, 2011 and 2010, respectively ($55,000 in SG&A expense, and $0 in discontinued operations in 2011 and $66,000 in SG&A expense and $14,000 in discontinued operations in 2010).

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Expected term (years)	5	5 to 10
Risk-free interest rate	0.90%	1.78% - 2.97%
Volatility	50.4%	48%
Dividend yield	0%	0%
Forfeiture Rate	0%	30%

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s stock price over the prior five years.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

During the years ended December 31, 2011 and 2010, the Company granted 300,000 and 130,000 stock options, respectively. The weighted-average of the fair value of stock option grants are $0.07 and $0.44 per share for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, total unrecognized stock-based compensation expense is $29,511, which has a weighted average period to be recognized of approximately 1.4 years.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company has evaluated the impact of adopting the guidance and has determined it did not have an impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820 to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010.  ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position, footnote disclosures or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended December 31, 2011. The Company is currently evaluating the impact of the adoption of the guidance.

3.	Business Acquisitions and Divestitures

Acquisitions

On March 31, 2011, the Company completed the purchase of all of the outstanding common stock of The Command Center, Inc. (“TCCI”) from TCCI’s stockholders. Total consideration was approximately $1.36 million, consisting of approximately $1.23 million in cash and the assumption of approximately $127,000 of liabilities. TCCI’s operations have been combined with the operations of Mace CS in Anaheim, California. TCCI was formerly located in Corona, California. TCCI has approximately 70 security dealer clients and approximately 22,500 end-user accounts. Mace CS, combined with TCCI, currently monitors over 70,500 end-user accounts through 490 security dealer clients. TCCI’s primary assets are accounts receivable, equipment and customer contracts. The acquisition of TCCI provides growth to the Company’s wholesale monitoring services division and expands the ability to market its security products through cross-marketing of the Company’s surveillance equipment products to Mace CS’s dealer base as well as offering the Company’s current customers monitoring services. The fair value of the identifiable assets acquired and liabilities assumed in TCCI as of the acquisition date include: (i) $60,000 for accounts receivable; (ii) $3,000 for prepaid expenses and other assets; (iii) $42,000 for fixed assets and capital leased assets; (iv) the assumption of $127,000 of liabilities; and (v) the remainder, or approximately $1.26 million, allocated to goodwill and other intangible assets. Within the $1.26 million of acquired intangible assets, $823,000 was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of TCCI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s surveillance equipment products to TCCI’s and Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment. The remaining intangible assets were assigned to customer contracts and relationships for $385,000, tradename for $28,500, and a non-compete agreement for $20,500. Customer relationships, tradename, and the non-compete agreement were assigned a life of fifteen, five and three years, respectively.

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

On June 1, 2010, the Company entered into an agreement of sale for a car wash in Arlington, Texas for a sale price of $2.1 million; the agreement expired without the sale being consummated. As part of the various amendments, the buyer released to the Company $100,000 of escrow deposits. On November 9, 2011, the Company entered into an agreement of sale with another party for a sale price of $2.1 million. The Company completed the sale of this Arlington, Texas car wash on February 29, 2012. The cash proceeds of the sale were $1.57 million, net of paying off existing debt of $512,000 and certain closing costs. The book value of this car wash was approximately $2.0 million at December 31, 2011. The sale resulted in a net gain of approximately $20,000.

On July 26, 2010, the Company completed the sale of one of its Arlington, Texas car washes for a sale price of $625,000. The cash proceeds of the sale were $413,000, net of paying off existing debt of $195,000 and certain closing costs. The sale resulted in a net gain of approximately $13,000.

On November 22, 2010, the Company, through its subsidiaries, Linkstar Interactive Inc. and Linkstar Corporation, entered into a Stock Purchase Agreement with Silverback Network, Inc. (the “Purchaser”) for the sale of the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation, for a sale price of $1.1 million. Under the terms of the Stock Purchase Agreement, the Purchaser paid a purchase price of $1.1 million for the stock of Linkstar Corporation, $990,000 of which was received at closing with ten percent (10%) of the purchase price, or $110,000, placed into escrow. The escrow funds were released to the Company in May 2011 at the six month anniversary of the sale as provided for under the Stock Purchase Agreement. Costs at closing were approximately $40,000, consisting of broker commissions. As a result of the sale, the Company’s cash increased by approximately $950,000. The sale resulted in a loss of approximately $191,000.

On December 27, 2010, the Company completed the sale of an oil lubrication facility and self-serve car wash in Arlington, Texas for a sale price of $350,000. The book value of this facility was approximately $335,000, with outstanding debt of approximately $54,000. The sale resulted in a net gain of approximately $8,000.

On March 8, 2011, the Company completed the sale of the remaining car wash it owned in Lubbock, Texas for a sale price of $1.7 million. The net book value of this car wash was approximately $1.7 million. The cash proceeds of the sale were approximately $300,000, net of payment of the related mortgage for $670,000, a payment of $675,000 towards the $1.35 million promissory note with Merlin Partners, LP (“Merlin”), and closing costs. See Note 19. Related Party Transactions, for additional information and terms regarding the debt instrument with Merlin. The sale resulted in a net loss of approximately $54,000 after customary closing costs and broker commissions.

On October 21, 2011, the Company completed the sale of certain assets and liabilities related to its Industrial Vision Source (“IVS”) division, which sold high-end digital and machine vision cameras and professional imaging components, for approximately $517,000 in cash paid at closing and a potential further payment of $100,000 consideration if certain revenue levels are achieved by the buyer in the first 90 days following the sale from the customer list which was part of the assets sold. The buyer and management mutually agreed that the required revenue levels were achieved by the buyer in the first 90 days following the sale and that the Company earned the additional $100,000 of consideration. The Company recognized a gain of $56,000 on the sale of this operation in the fourth quarter of 2011 and will recognize an additional gain of $100,000 in the first quarter of 2012 related to the additional consideration earned.

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

As of December 31, 2011, the assets of the Company’s former Car Wash Segment consisted of three car washes. The sale of a Lubbock, Texas car wash that was under an agreement of sale at December 31, 2010 was completed on March 8, 2011. On November 22, 2010, the Company sold the e-commerce division of its Digital Media Marketing Segment, Linkstar Corporation.

Additionally, during the quarter ended September 30, 2010, the Company made a decision to sell its warehouse located in Farmers Branch, Texas (the “Texas warehouse”) and had listed the Texas warehouse with a real estate broker. On August 31, 2011 the Company entered into a Commercial Contract, which was subsequently amended on October 19, 2011 and November 7, 2011, to sell the warehouse for $1,830,000. The sale of the warehouse was completed on December 16, 2011. The cash proceeds of the sale were $1.17 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the warehouse resulted in a gain of $9,300. Of the $1.17 million of cash proceeds, $439,000 was deposited into a restricted cash account as security against our JPMorgan Chase Bank, N.A. (“Chase”) revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies.

The results for the car wash operations and the discontinued Digital Media Marketing Segment’s operations have been classified as discontinued operations in the statements of operations and the statements of cash flows. The classifications of the remaining car washes as discontinued operations is based on these operations being marketed and ready for sale or under an agreement of sale. The Company’s Board of Directors is committed to a plan to dispose of the remaining car washes, within the next twelve months. The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $3.0 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively. Operating loss from discontinued operations was $714,000 and $8.4 million for the years ended December 31, 2011 and 2010, respectively, including asset impairment charges of $511,000, and $7.2 million for the years ended December 31, 2011 and 2010, respectively.

 Assets and liabilities held for sale were comprised of the following (in thousands):

	As of December 31, 2011
		Digital Media	Security
	Car Washes	Marketing	Segment	Total
Assets held for sale:
Inventory	$98	$-	$-	$98
Other current assets	-	28	-	28
Property, plant and equipment, net	2,313	3	22	2,338
Intangible assets	5	-	-	5
Total assets	$2,416	$31	$22	$2,469

Liabilities related to assets held for sale:
Other current liabilities	$-	$24	$-	$24
Current portion of long-term debt	463	-	-	463
Long-term debt, net of current portion	79	-	-	79
Total liabilities	$542	$24	$-	$566

	As of December 31, 2010
	Car Washes
				Security
	Dallas and			Segment
	Fort Worth,	Lubbock,	Digital Media	Texas
	Texas	Texas	Marketing	Warehouse	Total
Assets held for sale:
Inventory	$117	$5	$-	$-	$122
Other current assets	-	-	58	-	58
Property, plant and equipment, net	2,820	1,707	3	1,615	6,145
Intangible assets	5	-	-	-	5
Total assets	$2,942	$1,712	$61	$1,615	$6,330

Liabilities related to assets held for sale:
Other current liabilities	$-	$-	$103	$-	$103
Current portion of long-term debt	615	172	-	58	845
Long-term debt, net of current portion	114	524	-	495	1,133
Total liabilities	$729	$696	$103	$553	$2,081

5.	Goodwill

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

We conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment as of April 30, 2011, we determined that there was no impairment in that the fair value for this reporting unit exceeded its net book value by approximately $1.0 million or 22%. Our wholesale security monitoring business has recorded goodwill of $2.8 million at April 30, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions. The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected, which would negatively impact the fair value of this business. Based on the Company’s April 30, 2011 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 4% to 5% to an annual recurring revenue growth rate of 1% to 2%, without a corresponding decrease in operating expenses, would result in the fair value for this reporting unit exceeding its net book value at April 30, 2011 by approximately $50,000. Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealer customers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, accelerating costs beyond management’s control, and management’s inability to control and manage payroll and other operating costs.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011, respectively, are as follows (in thousands):

		Security Monitoring
	Digital Media	Services
	Marketing Segment	Reporting Unit	Total
Balance at December 31, 2009	$5,887	$1,982	$7,869
Impairment loss	(5,887)	-	(5,887)
Balance at December 31, 2010	$-	$1,982	$1,982
Acquisition of TCCI	-	823	823
Balance at December 31, 2011	$-	$2,805	$2,805

6.	Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$562	$785
Additions (charged to expense)	126	170
Adjustments	6	13
Deductions	(413)	(406)
Balance at end of year	$281	$562

7.	Inventories

Inventories, net of reserves for obsolete inventory, consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Finished goods	$1,684	$2,517
Work in process	90	74
Raw materials and supplies	627	682
	$2,401	$3,273

The changes in the reserve for obsolete inventory are summarized as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$1,304	$1,379
Additions (charged to expense)	320	117
Deductions	(217)	(192)
Balance at end of year	$1,407	$1,304

8.	Other Intangible Assets

	December 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Non-compete agreements	$169	$128	$148	$115
Customer and Product lists	2,226	1,087	2,417	1,398
Patent Costs and Trademarks	130	69	97	39
Deferred financing costs	123	123	123	123
Total amortized intangible assets	2,648	1,407	2,785	1,675
Non-Amortized intangible assets:
Trademarks - Security Segment	646	-	657	-
Total other intangible assets	$3,294	$1,407	$3,442	$1,675

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31:

2012	$120,000
2013	$112,000
2014	$98,000
2015	$92,000
2016	$89,000

Amortization expense of other intangible assets was approximately $170,000 and $273,000 for the years ended December 31, 2011 and 2010, respectively. The weighted average useful life of amortizing intangible assets was 10.85 years at December 31, 2011.

9.	Long-Term Debt, Notes Payable, and Capital Lease Obligations

Long-term debt notes and capital lease obligations, including debt related to discontinued operations, totaling $542,000, consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Promissory note payable to Merlin Partners, LP, interest rate of 12.0% due by August 15, 2011 as extended, collateralized by second liens on two car washes and a security interest in the tradename “Mace.”	$-	$1,288

Promissory note payable to Merlin Partners, LP, interest rate of 6% due by March 30, 2013, callable through March 27, 2012, collateralized by a security interest in the tradename “Mace”, a pledge of the stock of Mace CSSS, Inc. and a security interest in the assets of Mace CSSS, Inc. Note amount excludes unamortized discounts for warrants and a conversion option totaling $549,000 at December 31, 2011.	851	-

Notes payable to Chase, interest rate of prime plus 0.25% (3.5% at December 31, 2011) payable in monthly principal payments totaling $2,172 plus interest maturing March 2013, collateralized by equipment of Mace CSSS, Inc.	33	59

Note payable to Western National Bank, interest rate of 3.75%, (the interest rate was established every 5 years, based on prime rate plus 0.5%), due in monthly installments of $16,921 including interest, through October 2014, collateralized by real property and equipment in Lubbock, Texas.	-	697

Note payable to Chase, interest rate of prime plus 0.95% (4.2% at December 31, 2011) due in monthly fixed principal payments of $17,627 plus interest collateralized by real property and equipment of Mace Security Products, Inc. and certain of the Colonial Car Wash locations.	428	1,134

Note Payable to Chase, interest rate of prime plus 0.25% (3.5% at December 31, 2011) due in monthly installments of $3,182, including interest (adjusted annually) through February 2013, collateralized by real property and equipment of certain of the Colonial Car Wash locations.	114	148

Various capital lease obligations related to equipment at Mace CSSS, Inc. at various interest rates from 9.0% to 13.27%, due in monthly installments totaling $5,679 maturing from August 2012 through February 2014, collateralized by equipment.	96	128

Note payable to Lyon Financial Services, interest rate of 7.99% due in monthly installments of $510 including interest, through September 2013, collateralized by a vehicle.	10	15
	1,532	3,469

Less: current portion, including debt related to discontinued operations	1,499	3,356
	$33	$113

At December 31, 2011, the Company had borrowings, including capital lease obligations, and borrowings related to discontinued operations, of approximately $1.53 million, including $542,000 of long-term debt included in liabilities related to assets held for sale, which is reported as current as it is due or expected to be repaid in less than twelve months from December 31, 2011 and net of unamortized discounts for warrants and a conversion option classified in stockholders’ equity totaling $549,000 at December 31, 2011.

We had two letters of credit outstanding at December 31, 2011 totaling $149,392 as collateral relating to workers’ compensation insurance policies. We maintain a $250,000 revolving credit facility to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit. There was one commercial letter of credit outstanding for inventory purchases under the revolving credit facility at December 31, 2011 for $34,698.

Our most significant borrowings at December 31, 2011 included secured notes payable to JPMorgan Chase Bank, N.A. (“Chase”) and a $1.4 million debenture note with Merlin. The $1.4 million debenture note with Merlin, which is classified as a current liability and recorded at $851,000 at December 31, 2011, excluding the unamortized value of a conversion option and the value of warrants related to the debenture totaling $549,000, which are both classified in stockholders’ equity. The debenture note is secured by a security interest in the “Mace” name, a pledge of the stock of Mace CSSS, Inc. and a security interest in the assets of Mace CSSS, Inc. See Note 19. Related Party Transactions for additional information and terms regarding the debt instruments with Merlin. The secured notes payable to Chase, in the amount of $575,000, the majority of which is classified as current liabilities in current portion of long-term debt or liabilities related to assets held for sale at December 31, 2011, are secured by an Arlington, Texas car wash site which was sold on February 29, 2012. The Chase agreements contain affirmative and negative covenants, including covenants relating to the maintenance of certain levels of tangible net worth, limitations on capital spending and certain financial reporting requirements. As of December 31, 2011, a car wash was encumbered by mortgages. Additionally, upon sale of the Company’s Farmers Branch, Texas warehouse which was used as collateral against the Company’s Chase revolving credit facility, $439,000 of the Company’s cash was deposited into a restricted cash account at Chase as security against the Company’s revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies.

The Chase term loan agreement also limits capital expenditures annually to $1.0 million, requires the Company to provide Chase with an Annual Report on Form 10-K and audited financial statements within 120 days of the Company’s fiscal year end and a Quarterly Report on Form 10-Q within 60 days after the end of each fiscal quarter. The Chase agreement also contained a covenant that required the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million, which was eliminated through a credit agreement amendment effective December 31, 2011. We were in compliance with the ongoing financial covenants as of December 31, 2011.

If we default on any of the Chase covenants and are not able to obtain amendments or waivers, Chase debt totaling $575,000 at December 31, 2011 could become due and payable on demand and Chase could foreclose on the assets pledged in support of the relevant indebtedness.

Maturities of long-term debt and capital lease obligations including debt related to discontinued operations, are as follows: 2012 - $1,420 and 2013 - $112.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010

Accrued compensation	$513	$235
Accrued acquisition consideration	-	951
Other	1,228	1,719
	$1,741	$2,905

11.	Interest Expense, net

Interest expense, net of interest income consists of the following (in thousands):

	Year Ended December 31,
	2011	2010

Interest expense	$(405)	$(65)
Interest income	1	14
	$(404)	$(51)

Interest expense of $404,000 for the year ended December 31, 2011 includes interest expense paid to Merlin of approximately $129,800 related to two promissory notes, $152,000 of non-cash interest expense for the accretion of the discounts to the Merlin promissory note and debenture for related warrants and a conversion option, and $30,700 of interest expense related to purchase price holdback provisions related to the CSSS acquisition.

12.	Other Income

Other income consists of the following (in thousands):

	Year Ended December 31,
	2011	2010

Investment income	$-	$1
Rental income	-	4
	$-	$5

13.	Stock Option Plans

During September 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan provides for the issuance of up to 315,000 shares of common stock upon exercise of the options. The Company has reserved 315,000 shares of common stock to satisfy the requirements of the 1993 Plan. The options are non-qualified stock options and are not transferable by the recipient. The 1993 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors, which may grant options to employees, directors and consultants to the Company. The term of each option may not exceed fifteen years from the date of grant. Options are exercisable over either a 10 or 15 year period and exercise prices are not less than the market value of the shares on the date of grant.

In December 1999, the Company’s stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under the 1999 Plan, 7,500,000 shares of common stock are reserved for issuance. Incentive stock options and nonqualified options have terms which are determined by the Committee with exercise prices not less than the market value of the shares on the date of grant. The options generally expire five to ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee.

As of December 31, 2011, 3,273,165 options have been granted and currently outstanding under the 1993 and 1999 Plans including 3,262,665 nonqualified stock options.

Activity with respect to these plans is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Options outstanding beginning of period	3,152,374	$2.07	3,205,208	$2.18
Options granted	300,000	$0.16	130,000	$0.74
Options exercised	-	$-	-	$-
Options forfeited	(37,000)	$0.60	(80,333)	$1.14
Options expired	(142,209)	$1.38	(102,501)	$4.58
Options outstanding end of period	3,273,165	$1.94	3,152,374	$2.07
Options exercisable	2,978,833		2,873,708
Shares available for granting of options	3,803,996		3,924,787

Stock options outstanding at December 31, 2011 under both plans are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted Avg.	Weighted
Range of	Number	Remaining	Avg. Exercise	Number	Remaining	Avg. Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Contractual Life	Price
$0.16	300,000	4.8	$0.16	74,000	4.8	$0.16
$0.79-$0.85	202,000	2.7	$0.77	175,335	6.9	$0.79
$0.90-$1.32	808,334	4.2	$1.16	766,667	4.0	$1.17
$1.38-$2.06	645,292	5.2	$1.64	645,292	5.2	$1.64
$2.08-$3.10	997,206	3.6	$2.60	997,206	3.6	$2.60
$3.18-$4.45	79,834	2.5	$4.30	79,834	2.5	$4.30
$5.00-$5.59	240,499	2.9	$5.31	240,499	2.9	$5.31

During 2011, the Company granted a total of 300,000 stock options at a weighted average fair value of $0.07. Also, during the year ended December 31, 2011, a total of 247,300 shares vested at a weighted average fair value of $0.72. As of December 31, 2011, there are a total of 294,300 options that remain non-vested at a weighted average fair value of $0.32.

In 2010, the Company issued warrants to purchase a total of 314,715 shares of the Company’s stock at an exercise price of $0.20 per share in connection with a Promissory Note with Merlin Partners, LP. The warrants were accounted for under the equity method at a Black-Scholes’ fair value of $0.20 per share or a total value of $63,274 and are classified in equity. No warrants to purchase common stock related to the note have been exercised through December 31, 2011. These warrants were issued with an expiration date of December 28, 2015.

In 2011, the Company issued additional warrants to purchase a total of 1,428,535 shares of the Company’s stock at an exercise price of $0.20 per share in connection with the December 2010 Promissory Note with Merlin Partners, LP and a March 2011 Debenture Agreement with Merlin Partners, LLP. The 1,428,535 warrants issued in 2011 included 1,271,178 warrants issued on August 2, 2011 upon completion of the Company’s Rights Offering under anti-dilution provisions contained in the original issued warrants. See Note 19. Related Party Transactions. The warrants issued in March 2011 in connection with the Debenture Agreement were accounted for under the equity method at a Black-Scholes’ fair value of $0.20 per share or a total value of $47,420. No warrants to purchase common stock related to the note or debenture have been exercised through December 31, 2011.

During the exercise period, the Company will reserve a sufficient number of shares of its common stock to provide for the exercise of the rights represented by option holders.

14. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$227	$268
Inventories	512	467
Net operating and capital loss carryforwards	27,214	19,851
Deferred revenue	3	3
Federal tax credit	5	5
Vesting stock options	1,380	1,354
Other, net	37	38
Total deferred tax assets	29,378	21,986
Valuation allowance for deferred tax assets	(29,665)	(22,234)
Deferred tax liability after valuation allowance	(287)	(248)
Deferred tax liabilities:
Property, equipment and intangibles	287	248
Net deferred tax assets	$-	$-

At December 31, 2011, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $51.3 million. The U.S. federal net operating loss carryforwards expire as follows:

Year of
Expiration	Amount
(In thousands)
2012	$1,530
2018	1,393
2019	4,507
2020	3,241
2021	1,584
2022	2,797
2023	4,114
2024	5
2025	934
2026	6,823
2027	15
2028	2,489
2029	6,078
2030	11,488
2031	4,346
$51,344

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the NOLs, including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization. The Company increased its valuation allowance against deferred tax assets by $7.4 million in 2011 and $3.8 million in 2010 with a total valuation allowance of $29.7 million at December 31, 2011 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses in its fiscal year ended December 31, 2011, and the uncertainty of and the ultimate extent of growth in the Company’s Security Segment.

The Company follows the appropriate accounting pronouncements which prescribe a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At December 31, 2011, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the years ended December 31, 2011 and 2010 was insignificant and when incurred is reported as interest expense.

The components of income tax expense (benefit) are:

	Year Ended December 31,
	2011	2010
	(In thousands)
Current (principally state taxes)	$(80)	$30
Deferred	-	-
Total income tax (benefit) expense	$(80)	$30

The significant components of deferred income tax (benefit) expense attributed to the loss for the years ended December 31, 2011 and 2010, are as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Deferred tax (benefit) expense	$(67)	$1,789
Loss carryforward	(7,364)	(5,602)
Valuation allowance for deferred tax assets	7,431	3,813
	$-	$-

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to total income tax expense is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Tax at U.S. federal statutory rate	$(1,712)	$(6,073)
State taxes, net of federal benefit	(49)	26
Nondeductible costs and other acquisition accounting adjustments	21	2,312
Reconcilement of net operating loss and capital loss carryforwards	(5,771)	-
Realization of federal tax credit	-	(48)
Valuation allowance for deferred tax assets	7,431	3,813
Total income tax (benefit) expense	$(80)	$30

15. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except loss per share):

	Year Ended December 31,
	2011	2010
Numerator (In Thousands):
Net loss	$(5,142)	$(18,098)
Denominator:
Denominator for basic loss per share - weighted average shares	33,643,384	15,749,465
Dilutive effect of options and warrants	-	-
Denominator for diluted loss per share - weighted average shares	33,643,384	15,749,465
Basic and diluted loss per share:
Net loss	$(0.15)	$(1.15)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 588,800 and 6,370 for the years ended December 31, 2011 and 2010, respectively. Additionally, the potential dilutive effect of the conversion option related to the convertible debenture note with Merlin of 6,666,667 shares has been excluded from the above earnings per share calculations as they would be anti-dilutive.

16.	Concentration of Credit Risk

The Company maintains its cash accounts in high quality financial institutions. At times, these balances may exceed insured amounts.

17.	Commitments and Contingencies

The Company and its former Chief Executive Officer, Louis D. Paolino, Jr., settled various legal actions they had filed against each other. The settlement was entered into on October 26, 2010. As part of the settlement, the Company paid Mr. Paolino a total of $4,610,000 in the fourth quarter of 2010. As previously disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an arbitration panel of the American Arbitration Association awarded Mr. Paolino the sum of $4,148,912 on May 4, 2010 as damages and a supplemental award of $738,835 for legal fees in connection with various claims filed by Mr. Paolino in connection with his termination as the Company’s Chief Executive Officer on May 20, 2008 (the “Arbitration Awards”).

During 2008, the Company conducted a remediation of certain hazardous wastes at its Bennington, Vermont facility under an Administrative Consent Order entered into between the Company, the United States Environmental Protection Agency (the “EPA”), and Benmont Mill Properties, Inc. ("Benmont"), the owner of the facility. The EPA accepted the final report of the remediation in 2009. On April 8, 2010, the Company paid the EPA $216,086 as an oversight cost reimbursement. During the quarter ended September 30, 2010, Benmont reimbursed the Company 15% of the amount paid to the EPA, or $32,413. Total costs relating to the remediation of approximately $786,000 were recorded through the quarter ended December 31, 2009, and included disposal costs of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs.

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich was the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. Mr. Goodrich is also the owner of Benmont, the owner of the Bennington, Vermont facility and the owner of Vermont Mills Properties, Inc., the entity that rents the Bennington, Vermont facility to the Company. The Company resolved the indictment against the Company, through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney. The Plea Agreement was accepted by the Federal District Court for Vermont on May 26, 2011. Mace Personal Defense, Inc. pled guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit) and was fined $100,000 (the "Fine"). The Fine was fully paid during 2011. In addition, the Company incurred legal expenses of $61,300 and $82,300 in the years ended December 31, 2011 and 2010, respectively, relating to this matter.

The indictment charging Jon Goodrich was resolved with a guilty plea accepted by the Federal District Court in January, 2012. Mr. Goodrich pled guilty to a felony for storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location and agreed to a fine of $100,000. Mr. Goodrich is scheduled to be sentenced on May 2, 2012. The Company has to date advanced Mr. Goodrich the cost of his defense under the provisions of Article 6 of the Company's Bylaws. The advancements through December 31, 2011 were $83,178, which is included in the legal expense amounts disclosed in the above paragraph. The Company and Mr. Goodrich have entered into an Agreement ("Indemnity Agreement") on January 12, 2012 providing that the Company would not pay any portion of a fine imposed on Mr. Goodrich. The Indemnity Agreement also set a maximum limit to future advancements and indemnity claims of $25,000 with regard to any costs incurred by Mr. Goodrich after November 9, 2011. In exchange for Mr. Goodrich limiting future indemnity claims and agreeing to a five year non-compete agreement with the Company, the Company agreed not to seek recovery of any advancements it paid.

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

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we performed certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks as of September 30, 2011, June 30, 2010, and December 31, 2010. We recorded an impairment charge of $15,000 to trademarks as of September 30, 2011; $74,000 to customer lists, $81,000 to product lists, and $70,000 for trademarks as of June 30, 2010; and impairment charges of $260,000 at December 31, 2010 relating to trademarks, all principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation. On August 31, 2011, the Company entered into a Commercial Contract, which was subsequently amended on October 19, 2011 and November 7, 2011, to sell its Farmers Branch, Texas warehouse for $1,830,000. The net book value of the warehouse at September 30, 2011 was approximately $1,725,000 with closing costs and broker commissions estimated at $125,000. Accordingly, we recorded an impairment charge of $20,000 relating to this facility as of September 30, 2011. The sale of the warehouse was completed on December 16, 2011. The cash proceeds from the sale were $1.12 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the warehouse resulted in a gain of $9,300.

Discontinued Operations

During the quarter ended December 31, 2009, we wrote down three Arlington, Texas car wash sites for a total of $1.2 million, including a $200,000 write down of a car wash site for which the Company entered into an agreement of sale on January 27, 2010 for a sale price below its net book value; and a $37,000 write down related to a Lubbock, Texas car wash sold on March 10, 2010. In April 2010, we reduced the sale price of a Lubbock, Texas car wash location based on recent offers of $1.7 million for this location and our decision to negotiate a sale of this site at this price, which was below the net book value of $1.85 million. Accordingly, we recorded an impairment charge of $150,000 related to this site at March 31, 2010. Also, in October 2010, we accepted an offer to purchase our Arlington, Texas oil lubrication and self serve car wash facility for a sale price of $340,000, which was below the site’s net book value. Accordingly, we recorded an impairment charge of $53,000 related to this site as of September 30, 2010. Finally, in September 2011, we re-evaluated the market value of one of our remaining car wash sites in Arlington, Texas and a site in Fort Worth, Texas with a business broker. Based on our evaluation, we determined that the estimated future proceeds from these sites were below their net book values by $200,000 and $61,000, respectively. Accordingly, we recorded impairment charges of $261,000 related to these two sites at September 30, 2011. With the continued difficulty in selling this remaining Arlington, Texas car wash facility, we re-evaluated our strategy to dispose of this property and accordingly recorded an additional impairment charge of $250,000 at December 31, 2011.

Prior to the disposition of our Digital Media Marketing Segment in the fourth quarter of 2010, we conducted our annual assessment of goodwill for impairment for this reporting unit as of June 30 of each year. Based on the result of our assessment at June 30, 2010, the net book value of our Digital Media Marketing Segment reporting unit exceeded its fair value. With the noted potential impairment at June 30, 2010, we performed the second step of the impairment test to determine the implied fair value of goodwill. The resulting implied goodwill was $2.8 million at June 30, 2010, which was less than the recorded value of goodwill. Accordingly, we recorded an impairment to write down goodwill of this reporting unit by $3.1 million at June 30, 2010. Additionally, during our June 30, 2010 review of intangible assets, we determined that trademarks within our Digital Media Marketing Segment were also impaired by $275,000. Finally, as noted in Note 4. Discontinued Operations and Assets Held for Sale, we entered into an agreement of sale on November 11, 2010 to sell the e-commerce division of our Digital Media Marketing Segment, Linkstar, for a sale price of $1.1 million. Accordingly, an impairment loss of $3.6 million was recorded as of September 30, 2010 and included in the results from discontinued operations in the consolidated statements of operations. The $3.6 million impairment charge included a write-off of the remaining goodwill of the Digital Media Marketing Segment of $2.8 million and $800,000 related to other intangible assets, including software, trademarks, and non-compete agreements. With the closing of the sale of the e-commerce division of our Digital Media Marketing Segment on November 22, 2010, a final loss of $191,000 on disposal was recorded in the fourth quarter of 2010.

19.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space in Bennington, Vermont under a lease between Vermont Mill and the Company. The lease expires on May 14, 2012. Vermont Mill is controlled by Jon E. Goodrich, a former director and employee of the Company. Rent expense under this lease was $135,780 and $129,857 for the years ended December 31, 2011 and 2010, respectively.

The Company funded a portion of the settlement payment to Mr. Paolino by borrowing $1.35 million from Merlin Partners, LP (“Merlin”) on December 28, 2010. Merlin is a fund managed by Ancora Advisors, LLC, an entity within the Ancora Group. Richard A. Barone, Chairman of the Company's Board of Directors, is the Chairman and controlling person of the Ancora Group. Denis J. Amato, a Company Director, is the Chief Investment Officer of Ancora Advisors, LLC. The loan, which had an original maturity date of March 28, 2011, was extended to August 15, 2011. The loan was payable in two installments of $675,000, with each installment payable upon the closing of each of two car washes that were under agreements of sale at December 31, 2010. The Company made a payment of $675,000 to Merlin upon the sale of the Lubbock, Texas car wash on March 8, 2011. On August 8, 2011, the Company paid the remaining balance from the proceeds generated by the Company's Rights Offering. The loan's interest rate was 12% per annum and was secured by a second lien on a Dallas, Texas area car wash, a Lubbock, Texas car wash and a security interest in the tradename “Mace”. As part of the consideration for the financing, Merlin was granted a Common Stock Purchase Warrant to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015. The warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011. On August 2, 2011, after the conclusion of the Company’s Rights Offering, a warrant for 847,452 shares was issued to Merlin under the anti-dilution provision. The exercise price of the original warrant and the newly issued warrant were subject to being adjusted lower, if necessary, to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20. The initial warrants were accounted for at a Black-Scholes fair value of the warrant of $63,274 and recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount was charged to interest expense over the original three month maturity period of the loan with an offsetting credit to the loan balance.

Ancora Securities, Inc. ("Ancora") was the Placement Agent and Dealer Manager of the Rights Offering pursuant to the Placement Agent and Dealer Manager Agreement dated March 25, 2011 executed between Ancora and the Company. Richard A. Barone, Chairman of the Company’s Board of Directors, is a controlling owner of Ancora. Denis J. Amato, a director of the Company, is the Chief Investment Officer of Ancora and a large shareholder.

On March 30, 2011, the Company borrowed $1.4 million with an interest rate of 6% per annum from Merlin to fund the acquisition of TCCI, a wholesale security monitoring company. The loan is secured by a security interest in the “Mace” name, a pledge of the stock of the Mace CSSS, Inc. (the “Company’s wholesale monitoring subsidiary) and a security interest in the assets of Mace CSSS, Inc. The loan is due March 30, 2013; however, Merlin had the right to call the loan commencing on September 27, 2011, forty trading days after the completion of the Company’s Rights Offering and Merlin's purchase of the Additional Stock (the "Call Trigger Event"). Merlin's right to call the loan expired on March 27, 2012, six months from September 27, 2011. Merlin did not exercise their right to call the loan by March 27, 2012, and accordingly; the maturity date of the loan was extended to March 30, 2016 with Merlin continuing its right to convert the loan into common stock through March 30, 2016, the new maturity date. The conversion right is at a per share price of $0.21 which is equal to the ten day average closing sales price of the common stock, starting with September 14, 2011, the trading day which is 30 trading days after the Call Trigger Event. In accordance with ASC 815, “Derivatives and Hedging,” the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The conversion option is marked-to-market each reporting period, with future changes in fair value reported in earnings. The fair value of the embedded conversion was estimated at $590,000 at the date of issuance of the debenture and each subsequent quarter using the Monte Carlo model with the following assumptions: risk free interest rate: 0.16%; expected life of the option to convert of 4.7 years; and volatility: 48%. With the Call Trigger Event occurring and the conversion price and number of conversion shares known, the fair value of the conversion option was estimated at $516,000 at September 30, 2011 using the Black-Scholes valuation model. Accordingly, for the three and nine months ended September 30, 2011, the Company recorded a gain on valuation of derivative of $74,000 to reflect the reduction in the market value of the derivative. Additionally, with the debenture conversion price and number of conversion shares to be issued upon a conversion known, the initial bifurcated derivative no longer met the criteria to be recorded as a derivative liability. Accordingly, the $516,000 conversion option at September 30, 2011, was reclassified from a liability to stockholder’s equity as additional paid-in-capital and as a discount to the $1.4 million Merlin loan. The conversion option is being accreted as a charge to interest expense over a 60 month period with an offsetting credit to the loan balance.

As compensation for the $1.4 million loan, Merlin received a five year warrant exercisable into 157,357 shares of common stock at an exercise price of $0.20 per share. The warrant contains an anti-dilution provision that provides that the Company will issue Merlin a warrant equal to 1% percent of any shares issued by the Company for one year after the date the warrant was issued. Any new warrant issued will be exercisable at $0.20 cents per share. On August 2, 2011, after the completion of the Company’s Rights Offering, a warrant for 423,726 shares was issued to Merlin under the anti-dilution provision. The conversion features of the loan and the warrant may result in additional dilution to stockholders. The initial warrants were accounted for at a Black-Scholes fair value of the warrant of $47,420 recorded as a discount to the $1.4 million Merlin loan and as additional paid-in capital. The discount is being accreted as a charge to interest expense over the initial 24 month maturity period of the loan with an offsetting credit to the loan balance.

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

Additionally, on August 2, 2011, Merlin and two assignees, Mr. Fedeli and Mr. Spitalieri (the “Purchasers”), purchased 20 million shares of the Company's common stock at a price of $0.20 per share (the "Additional Stock"). The sale of Additional Stock resulted in net proceeds to the Company of $3.75 million. The Purchasers of the Additional Stock were paid a fee of $250,000 in connection with the purchase under the Securities Purchase Agreement. The Additional Stock was registered for resale by the Purchasers of the Additional Stock under the Securities Act. The Additional Stock was purchased under the terms of a Securities Purchase Agreement dated March 25, 2011 (the "Securities Purchase Agreement") with Merlin.

20.	Subsequent Events

On February 29, 2012, the Company completed the sale of an Arlington, Texas car wash, which was subject to an agreement of sale dated November 9, 2011 for a sale price of $2.1 million. The cash proceeds of the sale were $1.57 million, net of paying off existing debt of $512,000 and certain closing costs. The book value of this car wash was approximately $2.0 million at December 31, 2011. The sale resulted in a net gain of approximately $20,000.

21.	Selected Quarterly Financial Information (In thousands, except per share information) (Unaudited)

Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$3,595	$3,466	$3,514	$3,283	$13,858
Gross profit	$1,259	$1,212	$1,099	$1,338	$4,908
Loss from continuing operations	$(1,199)	$(1,036)	$(1,869)	$(417)	$(4,521)
Loss from discontinued operations	$(60)	$26	$(261)	$(326)	$(621)
Net loss	$(1,259)	$(1,010)	$(2,130)	$(743)	$(5,142)
Diluted loss per share:
Continuing operations	$(0.08)	$(0.07)	$(0.04)	$(0.01)	$(0.13)
Discontinued operations	$0.00	$0.00	$(0.01)	$(0.00)	$(0.02)
Net loss	$(0.08)	$(0.07)	$(0.05)	$(0.01)	$(0.15)

Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$4,267	$4,353	$4,727	$5,048	$18,395
Gross profit	$1,251	$1,259	$1,460	$1,551	$5,521
Loss from continuing operations	$(6,276)	$(1,378)	$(974)	$(1,172)	$(9,800)
Loss from discontinued operations	$(539)	$(3,509)	$(3,932)	$(318)	$(8,298)
Net loss	$(6,815)	$(4,887)	$(4,906)	$(1,490)	$(18,098)
Diluted loss per share:
Continuing operations	$(0.40)	$(0.09)	$(0.06)	$(0.07)	$(0.62)
Discontinued operations	$(0.03)	$(0.22)	$(0.25)	$(0.03)	$(0.53)
Net loss	$(0.43)	$(0.31)	$(0.31)	$(0.10)	$(1.15)

All quarters have been restated to reflect our car wash segment and the digital media marketing segment as discontinued operations, consistent with our presentation at December 31, 2011.

EXHIBIT INDEX

Exhibit
No.	Description

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.43	Amendment to Credit Agreement effective December 31, 2011, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). (Pursuant to Instruction 2 to Item 601 of Regulation S-K, an additional credit agreement which is substantially identical in all material respects, except as to borrower being the Company’s subsidiary, Mace Security Products, Inc. is not being filed.)

10.44	Line of Credit Note Modification Agreement in the amount of $250,000 effective December 31, 2011 between the Company, its subsidiary, Mace Security Products, Inc., and JP Morgan Chase Bank N.A.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

