Form 10-Q
period 2012-03-31
MACE SECURITY INTERNATIONAL INC
filed 2012-05-14
CIK 912607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2012, there were 58,946,441 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Mace Security International, Inc.

Form 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Mace Security International, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,886	$7,871
Short-term investments	1,425	-
Accounts receivable, less allowance for doubtful accounts of $352 and $281 in 2012 and 2011, respectively	1,814	1,684
Inventories, net	2,199	2,401
Prepaid expenses and other current assets	2,140	2,087
Assets held for sale	388	2,469
Total current assets	14,852	16,512
Property and equipment:
Buildings and leasehold improvements	523	512
Machinery and equipment	3,515	3,464
Furniture and fixtures	464	457
Total property and equipment	4,502	4,433
Accumulated depreciation and amortization	(3,136)	(3,054)
Total property and equipment, net	1,366	1,379
Goodwill	2,805	2,805
Other intangible assets, net of accumulated amortization of $1,441 and $1,407 in 2012 and 2011, respectively	1,860	1,887
Other assets	730	735
Total assets	$21,613	$23,318

The accompanying notes are an integral

part of these consolidated financial statements.

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$95	$957
Accounts payable	1,394	1,701
Income taxes payable	96	89
Deferred revenue	286	294
Accrued expenses and other current liabilities	1,441	1,741
Liabilities related to assets held for sale	-	566
Total current liabilities	3,312	5,348

Long-term debt, net of current portion	885	11
Capital lease obligations, net of current portion	12	22
Other liabilities	382	380

Commitments and contingencies - See Note 7

Stockholders’ equity:
Preferred stock, $.01 par value: authorized shares -10,000,000; issued and outstanding shares-none	-	-
Common stock, $.01 par value: authorized shares-100,000,000; issued and outstanding shares of 58,946,441 at March 31, 2012 and December 31, 2011	589	589
Additional paid-in capital	102,331	102,323
Accumulated other comprehensive loss	(10)	-
Accumulated deficit	(85,871)	(85,338)
	17,039	17,574
Less treasury stock at cost, 18,332 shares at March 31, 2012 and December 31, 2011	(17)	(17)
Total stockholders’ equity	17,022	17,557
Total liabilities and stockholders’ equity	$21,613	$23,318

The accompanying notes are an integral

part of these consolidated financial statements.

Mace Security International, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	Three Months Ended March 31,
	2012	2011

Revenues	$3,433	$3,595
Cost of revenues	2,085	2,336

Gross profit	1,348	1,259
Selling, general, and administrative expenses	1,691	2,212
Depreciation and amortization	115	120
Operating loss	(458)	(1,073)

Interest expense, net	(52)	(116)
Other income	1	-
Loss from continuing operations before income taxes	(509)	(1,189)

Income tax expense	5	10
Loss from continuing operations	(514)	(1,199)
Loss from discontinued operations, net of tax of $0 in 2012 and 2011	(19)	(60)
Net loss	$(533)	$(1,259)
Per share of common stock (basic and diluted):
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	$(0.01)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	58,946,441	15,735,725

The accompanying notes are an integral

part of these consolidated financial statements.

3

Mace Security International, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Comprehensive loss:
Net loss	$(533)	$(1,259)
Other Comprehensive loss:
Unrealized loss on short-term investments	(10)	-

Total comprehensive loss	$(543)	$(1,259)

The accompanying notes are an integral

part of these consolidated financial statements.

Mace Security International, Inc.

Consolidated Statement of Stockholders' Equity

(Unaudited)

(in thousands, except share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit	Stock	Total
Balance at December 31, 2011	58,946,441	$589	$102,323	$-	$(85,338)	$(17)	$17,557
Stock-based compensation (see note 6)	-	-	8	-	-	-	8
Unrealized loss on short-term investments	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	-	(533)	-	(533)
Balance at March 31, 2012	58,946,441	$589	$102,331	$(10)	$(85,871)	$(17)	$17,022

The accompanying notes are an integral

part of these consolidated financial statements.

Mace Security International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(533)	$(1,259)
Loss from discontinued operations, net of tax	(19)	(60)
Loss from continuing operations	(514)	(1,199)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	115	120
Stock-based compensation (see Note 6)	8	20
Gain on sale of assets	(100)	-
Amortization of discount on debt	31	-
Provision for losses on receivables	20	42
Unrealized loss on short-term investments	10	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(150)	358
Inventories	201	(352)
Prepaid expenses and other assets	(138)	429
Accounts payable	(310)	70
Deferred revenue	(5)	-
Accrued expenses	(106)	80
Income taxes payable	(3)	(2)
Net cash used in operating activities-continuing operations	(941)	(434)
Net cash used in operating activities-discontinued operations	(60)	(157)
Net cash used in operating activities	(1,001)	(591)

Investing activities:

Acquisition of businesses, net of cash acquired	-	(1,178)
Purchase of property and equipment	(68)	(45)
Purchase of intangible assets	(6)	-
Purchase of short-term investments	(1,425)	-
Net cash used in investing activities-continuing operations	(1,499)	(1,223)
Net cash provided by investing activities-discontinued operations	1,574	924
Net cash provided by (used in) investing activities	75	(299)

Financing activities:
Proceeds from long-term debt	-	1,400
Payments on long-term debt and capital lease obligations	(28)	(711)
Net cash (used in) provided by financing activities-continuing operations	(28)	689
Net cash used in financing activities-discontinued operations	(31)	(75)
Net cash (used in) provided by financing activities	(59)	614
Net decrease in cash and cash equivalents	(985)	(276)
Cash and cash equivalents at beginning of period	7,871	2,564
Cash and cash equivalents at end of period	$6,886	$2,288

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

The Company had a Car Wash Segment which provided complete car care services (including car wash, detailing, lube, and minor repairs). As of March 31, 2012, there were two remaining car washes, both of which were located in Texas. The assets and liabilities of our remaining car wash operations are classified as assets held for sale and liabilities related to assets held for sale in the balance sheet and the results of operations for the car washes are reflected as discontinued operations in the statements of operations and the statements of cash flows.

2.	New Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has adopted ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended March 31, 2012. The Company presents the new requirement in two separate but consecutive statements. The new requirement had no material impact on the Consolidated Financial Statements.

3.	Other Intangible Assets

The following table reflects the components of intangible assets, excluding goodwill and other intangibles classified as assets held for sale (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$169	$131	$169	$128
Customer and product lists	2,226	1,110	2,226	1,087
Patent costs and trademarks	130	77	130	69
Deferred financing costs	123	123	123	123
Total amortized intangible assets	2,648	1,441	2,648	1,407
Non-amortized intangible assets:
Trademarks - Security Segment	653	-	646	-

Total other intangible assets	$3,301	$1,441	$3,294	$1,407

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands):

2012	$120
2013	$112
2014	$98
2015	$92
2016	$89

Amortization expense of other intangible assets, net of discontinued operations, was approximately $34,000 and $37,000 for the three months ended March 31, 2012 and 2011, respectively. The weighted average useful life of amortizing intangible assets was 10.85 years as of March 31, 2012.

4.	Business Acquisitions and Divestitures

Acquisitions

On March 31, 2011, the Company completed the purchase of all of the outstanding common stock of The Command Center, Inc. (“TCCI”). Total consideration was approximately $1.36 million, consisting of approximately $1.23 million in cash and the assumption of approximately $135,000 of liabilities. TCCI’s operations have been combined with the operations of Mace CS in Anaheim, California. TCCI was formerly located in Corona, California. TCCI had approximately 70 security dealer clients and approximately 22,500 end-user accounts. Mace CS, combined with TCCI, currently monitors over 70,500 end-user accounts through 490 security dealer clients. TCCI’s primary assets are accounts receivable, equipment and customer contracts. The fair value of the identifiable assets acquired and liabilities assumed as of the TCCI acquisition date include: (i) $60,000 for accounts receivable; (ii) $3,000 for prepaid expenses and other assets; (iii) $42,000 for fixed assets and capital leased assets; (iv) the assumption of $127,000 of liabilities; and (v) the remainder, or approximately $1.26 million, allocated to goodwill and other intangible assets. Within the $1.26 million of acquired intangible assets, $823,000 was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the security monitoring business; (ii) levels of TCCI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s surveillance equipment products to TCCI’s and Mace CS’s dealer base as well as offering monitoring services to the Company’s current customers, thus potentially increasing the value of its existing business segment. The remaining intangible assets were assigned to customer contracts and relationships for $385,000, tradename for $28,500, and a non-compete agreement for $20,500. Customer relationships, tradename, and the non-compete agreement were assigned a life of fifteen, five and three years, respectively.

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

On October 21, 2011, the Company completed the sale of certain assets and liabilities related to its Industrial Vision Source (“IVS”) division, which sold high-end digital and machine vision cameras and professional imaging components, for approximately $517,000 in cash paid at closing and a potential further payment of $100,000 if certain revenue levels were achieved in the first 90 days following the sale. The required revenue levels were achieved and the Company earned the additional $100,000. The Company recognized a gain of $56,000 on the sale in the fourth quarter of 2011 and an additional gain of $100,000 in the first quarter of 2012 related to the additional consideration earned.

On December 16, 2011, the Company completed the sale of its Farmers Branch, Texas warehouse (the “Texas warehouse”) for $1.8 million. The cash proceeds of the sale were $1.17 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the Texas warehouse resulted in a gain of $9,300. Of the $1.17 million of cash proceeds, $439,000 was deposited into a restricted cash account as security against our JPMorgan Chase Bank, N.A. (“Chase”) revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies.

On February 29, 2012, the Company completed the sale of an Arlington, Texas car wash for a sale price of $2.1 million. The cash proceeds of the sale were $1.57 million, net of paying off existing debt of $512,000 and certain closing costs. The book value of this car wash was approximately $2.0 million at February 29, 2012. The sale resulted in a net gain of approximately $20,000 after customary closing costs.

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

As of March 31, 2012, the assets of the Company’s former Car Wash Segment being held for sale consisted of two car washes.

The results for the car wash operations have been classified as discontinued operations in the accompanying statements of operations and the statements of cash flows. The classifications of the remaining car washes as discontinued operations is based on these operations being marketed and ready for sale or under an agreement of sale. The Company’s Board of Directors is committed to a plan to dispose of the remaining car washes, within the next twelve months. The statement of operations and the statement of cash flows for the prior year have been restated to reflect the discontinued operations in accordance with GAAP.

Revenues from discontinued operations were $596,000 and $856,000 for the three months ended March 31, 2012 and 2011, respectively. Operating loss from discontinued operations was $47,000 and $74,000 for the three months ended March 31, 2012 and 2011, respectively.

Assets and liabilities held for sale were comprised of the following (in thousands):

As of March 31, 2012
Assets held for sale:	Car Washes

Inventory	$86
Property, plant and equipment, net	302
Total assets	$388

	As of December 31, 2011
	Car Washes	Digital Media Marketing	Security Segment	Total

Inventory	$98	$-	$-	$98
Other current assets	-	28	-	28
Property, plant and equipment, net	2,313	3	22	2,338
Intangible assets	5	-	-	5
Total assets	$2,416	$31	$22	$2,469

Liabilities related to assets held for sale:
Other current liabilities	$-	$24	$-	$24
Current portion of long-term debt	463	-	-	463
Long-term debt, net of current portion	79	-	-	79
Total liabilities	$542	$24	$-	$566

6. Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company recognizes compensation expense for all share-based awards on a straight-line basis over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. Total stock compensation expense was approximately $7,600 and $20,200 for the three months ended March 31, 2012 and 2011, respectively.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected term (years)	5	N/A
Risk-free interest rate	0.83%	N/A
Volatility	50.6%	N/A
Dividend yield	0%	N/A
Forfeiture Rate	0%	N/A

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

The Company granted 400,000 stock options during the three months ended March 31, 2012. There were no stock option grants during the three months ended March 31, 2011. The weighted-average of the fair value of stock option grants are $0.08 per share for the three months ended March 31, 2012. As of March 31, 2012, total unrecognized stock-based compensation expense is $45,500, which has a weighted average period to be recognized of approximately 1.7 years.

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

On November 16, 2010, the United States Attorney for the District of Vermont (the “U.S. Attorney”) filed a one count indictment charging Mace Security International, Inc. and Jon Goodrich with a felony of storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location. Mr. Goodrich was the President of Mace Personal Defense, Inc., the Company's defense spray division located in Bennington, Vermont. Mr. Goodrich’s employment with the Company ended on September 30, 2011. Mr. Goodrich is also the owner of Benmont Mill Properties, Inc., the owner of the Bennington, Vermont facility and the owner of Vermont Mills Properties, Inc. (“Vermont Mills”), the entity that rents the Bennington, Vermont facility to the Company. The Company resolved the indictment against the Company through a Plea Agreement entered into between the Company's subsidiary, Mace Personal Defense, Inc., and the U.S. Attorney. The Plea Agreement was accepted by the Federal District Court for Vermont on May 26, 2011. Mace Personal Defense, Inc. pled guilty to one count of violating 42 U.S.C. § 6928(d)(2)(A) (Storage of Hazardous Waste Without a Permit) and was fined $100,000 (the "Fine"). The Fine was fully paid during 2011. In addition, the Company incurred legal expenses of $3,100 and $21,400 in the three months ended March 31, 2012 and 2011, respectively, relating to this matter.

The indictment charging Jon Goodrich was resolved with a guilty plea accepted by the Federal District Court in January, 2012. Mr. Goodrich pled guilty to a felony for storing hazardous waste without a permit under 42 U.S.C. § 6928(d)(2)(A) at the Company’s Bennington, Vermont location and agreed to a fine of $100,000. Mr. Goodrich is scheduled to be sentenced on May 16, 2012. The Company has advanced Mr. Goodrich the cost of his defense under the provisions of Article 6 of the Company's Bylaws. The advancements through March 31, 2012 were $85,766. The Company and Mr. Goodrich have entered into an Agreement ("Indemnity Agreement") on January 12, 2012 providing that the Company would not pay any portion of a fine imposed on Mr. Goodrich. The Indemnity Agreement also set a maximum limit to future advancements and indemnity claims of $25,000 with regard to any costs incurred by Mr. Goodrich after November 9, 2011. In exchange for Mr. Goodrich limiting future indemnity claims and agreeing to a five year non-compete agreement with the Company, the Company agreed not to seek recovery of any advancements it paid.

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

The Company recorded income tax expense of $5,000 and $10,000 from continuing operations in the three months ended March 31, 2012 and 2011, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately 1.0% and 0.8% for the three months ended March 31, 2012 and 2011, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes, non-deductible costs related to intangibles, fixed asset adjustments and changes to the valuation allowance. It is management’s belief that it is unlikely that the net deferred tax asset will be realized and, as a result, it has been fully reserved. Additionally, the Company recorded no income tax expense related to discontinued operations for either of the three months ended March 31, 2012 and 2011.

The Company follows the appropriate accounting guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. At March 31, 2012, the Company did not have any significant unrecognized tax benefits. The total amount of interest and penalties recognized in the statements of operations for the three months ended March 31, 2012 and 2011 is insignificant and when incurred is reported as interest expense.

10.   Asset Impairment Charges

Management periodically reviews the carrying value of our long-lived assets held and used, and assets to be disposed of, for possible impairment when events and circumstances warrant such a review. Assets classified as held for sale are measured at the lower of carrying value or fair value, net of costs to sell.

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we perform certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks principally related to our consumer direct electronic surveillance operations and our high-end digital and machine vision cameras and professional imaging component operation. As a result of these review procedures, we recorded an impairment charge of $15,000 to trademarks as of September 30, 2011. Additionally, on August 31, 2011, the Company entered into a Commercial Contract, which was subsequently amended on October 19, 2011 and November 7, 2011, to sell its Texas warehouse for $1,830,000. The net book value of the Texas warehouse at September 30, 2011 was approximately $1,725,000 with closing costs and broker commissions estimated at $125,000. Accordingly, we recorded an impairment charge of $20,000 relating to this facility as of September 30, 2011. The sale of the Texas warehouse was completed on December 16, 2011. The cash proceeds from the sale were $1.12 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the warehouse resulted in a gain of $9,300.

Discontinued Operations

In September 2011, we evaluated the market value of our remaining car wash site in Arlington, Texas and a site in Fort Worth, Texas with a business broker. Based on our evaluation, we determined that the estimated future proceeds from these sites were below their net book values by $200,000 and $61,000, respectively. Accordingly, we recorded impairment charges of $261,000 related to these two sites at September 30, 2011. With the continued difficulty in selling the remaining Arlington, Texas car wash facility, we re-evaluated our strategy to dispose of this property and accordingly recorded an additional impairment charge of $250,000 at December 31, 2011.

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

The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

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

We conduct our annual assessment of goodwill for impairment for our wholesale security monitoring business reporting unit as of April 30 of each year. This is our remaining business reporting unit with recorded goodwill. With respect to our assessment of goodwill impairment as of April 30, 2011, we determined that there was no impairment in that the fair value for this reporting unit exceeded its net book value by approximately $1.0 million or 22%. Our wholesale security monitoring business had recorded goodwill of $2.8 million at April 30, 2011. The determination of the fair value of this reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, expected future revenues and expense levels, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. We periodically update our forecasted cash flows of the wholesale security monitoring reporting unit considering current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and relevant regulatory conditions. The key or most significant assumption is our estimate of future recurring revenues. If monthly recurring revenue from security monitoring services within this reporting unit were to be adversely affected by the ongoing economic climate or by other events and we were unable to adjust operating costs to compensate for such revenue loss, this reporting unit would be adversely affected, which would negatively impact the fair value of this business. Based on the Company’s April 30, 2011 assessment, a hypothetical reduction in the annual recurring revenue growth rate from a range of 4% to 5% to an annual recurring revenue growth rate of 1% to 2%, without a corresponding decrease in operating expenses, would result in the fair value for this reporting unit exceeding its net book value at April 30, 2011 by approximately $50,000. Additional events or circumstances that could have a negative effect on estimated fair value of this reporting unit include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, the purchase of our dealer customers by third parties who choose to obtain monitoring services elsewhere, the current adverse financial and economic conditions on revenues and costs, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, accelerating costs beyond management’s control, and management’s inability to control and manage payroll and other operating costs.

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the three months ended March 31, 2012 are as follows (in thousands):

Security Monitoring Services Reporting Unit
Balance at December 31, 2010	$1,982
Acquisition of TCCI	823
Balance at December 31, 2011 and March 31, 2012	$2,805

12.	Related Party Transactions

The Company’s Security Segment leases manufacturing and office space in Bennington, Vermont under a lease between Vermont Mill and the Company. The lease expired on May 14, 2012 and is being extended on a month-to-month basis while a new one year lease is being finalized with Vermont Mill. Vermont Mill is controlled by Jon E. Goodrich, a former director and employee of the Company. Mr. Goodrich’s employment with the Company ended on September 30, 2011. Rent expense under this lease was $33,945 for each of the three months ended March 31, 2012 and 2011.

The Company borrowed $1.35 million from Merlin Partners, LP (“Merlin”) on December 28, 2010. Merlin is a fund managed by Ancora Advisors, LLC, an entity within the Ancora Group. Richard A. Barone, Chairman of the Company's Board of Directors, is the Chairman and controlling person of the Ancora Group. Denis J. Amato, a Company Director, is the Chief Investment Officer of Ancora Advisors, LLC. The loan, which had an original maturity date of March 28, 2011, was extended to August 15, 2011. The loan was payable in two installments of $675,000, with each installment payable upon the closing of each of two car washes that were under agreements of sale at December 31, 2010. The Company made payments of $675,000 to Merlin on March 8, 2011, upon the sale of the Lubbock, Texas car wash, and on August 8, 2011, upon completion of the Company’s Rights Offering. The loan's interest rate was 12% per annum and was secured by a second lien on a Dallas, Texas area car wash, a Lubbock, Texas car wash and a security interest in the tradename “Mace.” As part of the consideration for the financing, Merlin was granted a Common Stock Purchase Warrant to purchase up to 314,715 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring December 28, 2015. The warrant contains anti-dilution provisions providing that Merlin will receive additional warrants exercisable into 2% of any common stock of the Company issued by the Company through December 28, 2011. On August 2, 2011, after the conclusion of the Company’s Rights Offering, a warrant for 847,452 shares was issued to Merlin under the anti-dilution provision. The exercise price of the original warrant and the newly issued warrant were subject to being adjusted lower, if necessary, to equal the stock issuance price of any stock issued through December 28, 2011 at a price below $0.20. The initial warrants were accounted for at a Black-Scholes fair value of the warrant of $63,274 and recorded as a discount to the $1.35 million Merlin loan and as additional paid-in capital. The discount was charged to interest expense over the original three month maturity period of the loan with an offsetting credit to the loan balance.

Ancora Securities, Inc. ("Ancora") was the Placement Agent and Dealer Manager of the Rights Offering pursuant to the Placement Agent and Dealer Manager Agreement dated March 25, 2011 executed between Ancora and the Company. Ancora was not paid a fee for acting as Placement Agent and Dealer Manger. Ancora also provides investment advisory and brokerage services to the Company, assisting in the purchasing and trading of its short-term investments. Ancora is not paid a fee or commission for these services. Richard A. Barone, Chairman of the Company’s Board of Directors, is a controlling owner of Ancora. Denis J. Amato, a director of the Company, is the Chief Investment Officer of Ancora and a large shareholder.

On March 30, 2011, the Company borrowed $1.4 million with an interest rate of 6% per annum from Merlin to fund the acquisition of TCCI, a wholesale security monitoring company. The loan is secured by a security interest in the “Mace” tradename, a pledge of the stock of the Mace CSSS, Inc., the Company’s wholesale monitoring subsidiary, and a security interest in the assets of Mace CSSS, Inc. The loan was originally due March 30, 2013. The terms of the loan provided that the loan maturity date would be extended to March 30, 2016, if Merlin elected not to call the loan after the completion of the Company's Rights Offering. Merlin did not exercise its right to call the loan by March 27, 2012 (the date required), and accordingly, the maturity date of the loan was extended to March 30, 2016. Merlin has the right to convert the loan into common stock through March 30, 2016. The conversion right is at a per share price of $0.21 (calculated based on the ten day average closing sales price of the common stock, starting with September 14, 2011, the trading day which is 30 trading days after the completion of the Company's Rights Offering, plus forty trading days). In accordance with ASC 815, “Derivatives and Hedging,” the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The conversion option is marked-to-market each reporting period, with future changes in fair value reported in earnings. The fair value of the embedded conversion was estimated at $590,000 at the date of issuance of the debenture and each subsequent quarter using the Monte Carlo model with the following assumptions: risk free interest rate: 0.16%; expected life of the option to convert of 4.7 years; and volatility: 48%. The fair value of the conversion option was estimated at $516,000 at September 30, 2011 using the Black-Scholes valuation model. Accordingly, for the three and nine months ended September 30, 2011, the Company recorded a gain on valuation of derivative of $74,000 to reflect the reduction in the market value of the derivative. Additionally, when the debenture conversion price and number of conversion shares to be issued upon a conversion became known, the initial bifurcated derivative no longer met the criteria to be recorded as a derivative liability. Accordingly, the $516,000 conversion option at September 30, 2011, was reclassified from a liability to stockholder’s equity as additional paid-in-capital and as a discount to the $1.4 million Merlin loan. The conversion option is being accreted as a charge to interest expense over a 60 month period with an offsetting credit to the loan balance.

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

The Rights Offering was completed on August 1, 2011. A total of 22,372,616 shares of common stock were purchased in the Rights Offering. Of the 22,372,616 shares of common stock purchased, 16,305,144 were purchased under the basic subscription right and 6,067,472 were purchased through the oversubscription privilege. Net proceeds from the Rights Offering were approximately $4.3 million after expenses of approximately $167,000. The Rights Offering was made pursuant to a Registration Statement filed with the Securities and Exchange Commission (the “SEC”), as declared effective June 29, 2011 (the “Registration Statement”), and under a Prospectus dated June 30, 2011 (the “Prospectus”). The Rights Offering granted the Company's stockholders the right to purchase three shares of common stock for each share of common stock owned on the record date of June 27, 2011 at an exercise price of $0.20 per share. The 22,372,616 shares issued under the Rights Offering were registered under the Securities Act. Additionally, shares registered in the Registration Statement but not sold in the Rights Offering (“Available Stock”) were offered for sale by the Company during the period commencing on August 2, 2011, and concluding on August 15, 2011. The Company sold 838,100 shares of the offered Available Stock generating additional proceeds of $167,620.

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

13.   Long-Term Debt, Notes Payable and Capital Lease Obligations

At March 31, 2012, the Company had borrowings, including capital lease obligations, of approximately $992,000, and net of unamortized discounts for warrants and a conversion option classified in stockholders’ equity totaling $518,000 at March 31, 2012.

We had two letters of credit outstanding at March 31, 2012 totaling $149,392 as collateral relating to workers’ compensation insurance policies. We maintain a $250,000 revolving credit facility with Chase to provide financing for additional electronic surveillance product inventory purchases and for commercial letters of credit. There were no commercial letters of credit outstanding for inventory purchases under the revolving credit facility at March 31, 2012.

Our most significant borrowing at March 31, 2012 is the $1.4 million debenture note with Merlin, which is classified as a non-current liability and recorded at $882,000 at March 31, 2012, excluding the unamortized value of a conversion option and the value of warrants related to the debenture totaling $518,000, which are both classified in stockholders’ equity. The debenture note is secured by a security interest in the “Mace” tradename, a pledge of the stock of Mace CSSS, Inc. and a security interest in the assets of Mace CSSS, Inc. See Note 12. Related Party Transactions for additional information and terms regarding the debt instruments with Merlin.

Additionally, upon sale of the Company’s Farmers Branch, Texas warehouse in December 2011 which was used as collateral against the Company’s Chase revolving credit facility, $439,000 of the Company’s cash was deposited into a restricted cash account at Chase as security against the Company’s revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies.

The Chase agreements require the Company to provide Chase with annual audited financial statements within 120 days of the Company’s fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. The Chase agreement also contained covenants that required the maintenance of a minimum total unencumbered cash and marketable securities balance of $1.5 million and covenants relating to the maintenance of certain levels of debt to tangible net worth and limitations on capital spending. These financial covenants were eliminated through credit agreement amendments effective December 31, 2011 and March 31, 2012. We were in compliance with ongoing covenants as of March 31, 2012.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Accrued compensation	$309	$513
Other	1,132	1,228
	$1,441	$1,741

15. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:

Net loss	$(533)	$(1,259)

Denominator:
Denominator for basic loss per share-weighted average shares	58,946,441	15,735,725
Dilutive effect of options and warrants	-	-
Denominator for diluted earnings per share- weighted average shares	58,946,441	15,735,725

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.08)

The effect of options and warrants for the periods in which we incurred a net loss has been excluded as it would be anti-dilutive. The options and warrants excluded totaled 84,209 and 48,608 for the three months ended March 31, 2012 and 2011, respectively. Additionally, the potential dilutive effect of the conversion option related to the convertible debenture note with Merlin of 6,666,667 shares has been excluded from the above earnings per share calculations as they would be anti-dilutive.

16. Equity

On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to $2.0 million of its shares of common stock. Purchases will be made in the open market, if and when management determines to effect purchases. Management may elect not to make purchases or to make purchases totaling less than $2.0 million in value. Through March 31, 2012, the Company had purchased 747,860 shares of common stock on the open market, at a total cost of approximately $774,000, with 18,332 shares included in treasury stock at March 31, 2012.

17. Subsequent Events

On May 9, 2012, the Company entered into an agreement of sale for an Arlington, Texas car wash for a sale price of $420,000. The net book value of this car wash is approximately $300,000 with no outstanding mortgage debt. The transaction is subject to customary closing conditions, including a thirty day due diligence period with closing required within seventy five days from the execution date of the sale agreement. No assurance can be given that this transaction will be consummated.

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

Introduction

Revenues

Security

Our Security Segment designs, manufactures, assembles, markets and sells a wide range of security products. The products include less-than-lethal Mace® defense sprays and other personal security devices, access control, security cameras, monitors and security digital recorders, and high-end digital and machine vision cameras and professional imaging components. The Security Segment also owns and operates a UL listed wholesale security monitoring center that monitors video and security alarms for approximately 490 security dealer clients with over 70,500 monitored accounts. The Security Segment’s electronic surveillance products and components are purchased from Asian and European manufacturers. Many of our products are designed to our specifications. We sell the electronic surveillance products and components primarily to installing dealers, distributors, system integrators and end-users. The main marketing channels for our products are industry shows, trade publications, catalogs, the internet, telephone orders, distributors, and mass merchants. Revenues generated for the three months ended March 31, 2012 for the Security Segment were comprised of approximately 49% from our personal defense and law enforcement aerosol operation, 31% from our wholesale security monitoring operation, and 20% from our professional and consumer direct home and small business electronic surveillance operations.

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

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings and equipment, and amortization of leasehold improvements and certain intangible assets. Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the lease term with renewal options. Intangible assets, other than goodwill or intangible assets with indefinite useful lives, are amortized over their useful lives ranging from three to fifteen years, using either the straight-line method or an accelerated method.

Other Income

Other income generally consists of realized gains and losses on short-term investments.

Income Taxes

Income tax expense is derived from tax provisions for interim periods that are based on the Company’s estimated annual effective rate. Currently, the effective rate differs from the federal statutory rate primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and changes to the valuation allowance.

Discontinued Operations

Car Wash Services

At March 31, 2012, we owned one and leased one full service car wash in Texas, which are reported as discontinued operations (see Note 5. Discontinued Operations and Assets Held for Sale) and, accordingly, have been segregated from the following revenue and expense discussion. We earn revenues from washing and detailing automobiles; performing oil and lubrication services, minor auto repairs, and state inspections; selling fuel; and selling merchandise through convenience stores within the car wash facilities. The majority of revenues from our car wash operations are collected in the form of cash or credit card receipts, thus minimizing customer accounts receivable. Cost of revenues within the car wash operations consists primarily of direct labor and related taxes and fringe benefits, certain insurance costs, chemicals, wash and detailing supplies, rent, real estate taxes, utilities, car damages, maintenance and repairs of equipment and facilities, as well as the cost of the fuel and merchandise sold.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

	Three Months Ended March 31,
	2012	2011

Revenues	100%	100%
Cost of revenues	60.7	65.0
Gross profit	39.3	35.0
Selling, general, and administrative expenses	49.3	61.5
Depreciation and amortization	3.3	3.3
Operating loss	(13.3)	(29.8)
Interest expense, net	(1.5)	(3.2)
Other income	-	-
Loss from continuing operations before income taxes	(14.8)	(33.0)
Income tax expense	0.1	0.3
Loss from continuing operations	(14.9)	(33.3)
Loss from discontinued operations, net of tax	(0.6)	(1.7)
Net loss	(15.5)%	(35.0)%

Revenues

Security

Revenues were approximately $3.4 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively. Of the $3.4 million of revenues for the three months ended March 31, 2012, $1.67 million, or 49%, was generated from our personal defense and law enforcement aerosol operations in Vermont, $1.1 million, or 31%, from our wholesale security monitoring operation in California, and $691,000, or 20%, from our professional and consumer direct home and small business electronic surveillance operations. Of the $3.6 million of revenues for the three months ended March 31, 2011, $1.1 million, or 31%, was generated from our personal defense and law enforcement aerosol operation in Vermont, $816,000, or 23%, from our wholesale security monitoring operations, $1.15 million, or 32%, from our professional and consumer direct home and small business electronic surveillance operation, and $515,000, or 14%, from our high-end digital and machine vision cameras and professional imaging components operation which was sold on October 21, 2011.

Overall revenues within the Security Segment decreased $162,000, or 5%, in 2012 as compared to 2011, despite an increase in revenues from our personal defense and law enforcement aerosol operation and our wholesale security monitoring operation, which includes the acquisition of a monitoring center, TCCI, on March 31, 2011. See Note 4. Business Acquisitions and Divestitures. Our personal defense operations experienced an increase in sales of approximately $551,000, or 49%, from 2011 to 2012, with a 44% increase in the sale of our aerosol defense products, a 34% increase in our wireless home security system and other non-aerosol products, and a 289% increase in our TG Guard systems. Revenues decreased in our professional and consumer direct home and small business electronic surveillance division and in our machine vision camera and video conferencing equipment operation. The $455,000, or 40%, decrease in sales within our consumer direct and professional electronic surveillance operations was due to several factors, including the impact on sales of increased competition, direct sales by Asian manufacturers, the loss of a large customer, a reduction in spending by many of our customers impacted by the poor economy, and a decision by management to focus on consumer direct home and small business product sales versus high-end professional market products. Additionally, the Company’s high-end digital and machine vision camera and video conferencing equipment operation experienced an approximate $515,000, or 100%, decrease in sales in 2012 as a result of sale of this operation in October 2011.

Cost of Revenues

Security

Cost of revenues were $2.1 million and $2.3 million, or 61% and 65% of revenues, for the three months ended March 31, 2012 and 2011, respectively. The reduction in cost of revenues as a percent of revenues is due to management’s focus on improving margins through enhanced pricing and reduced cost of products and the reduction in sales of the machine vision camera operation which provided a gross profit margin substantially less than the other Security Segment operations.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2012 and 2011 were $1.7 million and $2.2 million, respectively. SG&A expenses as a percentage of revenues decreased to 49% in 2012 as compared to 62% for 2011. The overall decrease in SG&A costs was the result of the continued implementation of corporate wide cost savings measures, including reductions in employees throughout the entire Company. The cost savings were partially realized from a reduction in costs within our security division’s surveillance equipment operations and in our corporate operations. SG&A costs decreased within our electronic surveillance equipment operations by approximately $497,000, or 75%, partially as a result of our continued consolidation efforts to reduce SG&A expenses as noted above and partially as a result of our reduced sales levels. This noted SG&A expense reduction is inclusive of the $100,000 gain recorded in the first quarter of 2012 related to the contingent consideration earned from the sale of the IVS division. Corporate SG&A costs also decreased by $93,000 or 11%. SG&A expense reductions were partially offset by increased SG&A expenses of approximately $68,500 within our wholesale security monitoring operation largely related to the acquisition of TCCI on March 31, 2011.

Depreciation and Amortization

Depreciation and amortization totaled $115,000 and $120,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in depreciation and amortization expense in 2012 as compared to 2011 was primarily related to the impairment in 2011 of certain intangible assets related to our electronic surveillance equipment operation, partially offset by amortization expense on TCCI intangible assets acquired on March 31, 2011.

Asset Impairment Charges

Continuing Operations

Due to continuing challenges in our Mace Security Products, Inc. reporting unit, we perform certain impairment testing of our remaining intangible assets, specifically, the value assigned to customer lists, product lists, and trademarks principally related to our consumer direct electronic surveillance operations and our high end digital and machine vision cameras and professional imaging component operation. As a result of these review procedures, we recorded an impairment charge of $15,000 to trademarks as of September 30, 2011. Additionally, on August 31, 2011, the Company entered into a Commercial Contract, which was subsequently amended on October 19, 2011 and November 7, 2011, to sell its Texas warehouse for $1,830,000. The net book value of the Texas warehouse at September 30, 2011 was approximately $1,725,000 with closing costs and broker commissions estimated at $125,000. Accordingly, we recorded an impairment charge of $20,000 relating to this facility as of September 30, 2011. The sale of the Texas warehouse was completed on December 16, 2011. The cash proceeds from the sale were $1.12 million, net of paying off existing debt of $494,574 and closing costs. Costs at closing were $120,000, including $109,800 of broker commissions. The sale of the warehouse resulted in a gain of $9,300.

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

Discontinued Operations

In September 2011, we evaluated the market value of one of our remaining car wash sites in Arlington, Texas and a site in Fort Worth, Texas with a business broker. Based on our evaluation, we determined that the estimated future proceeds from these sites were below their net book values by $200,000 and $61,000, respectively. Accordingly, we recorded impairment charges of $261,000 related to these two sites at September 30, 2011. With the continued difficulty in selling the remaining Arlington, Texas car wash facility, we re-evaluated our strategy to dispose of this property and accordingly recorded an additional impairment charge of $250,000 at December 31, 2011.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2012 and 2011 was $52,000 and $116,000, respectively. Interest expense of $63,000 and $117,000 for the three months ended March 31, 2012 and 2011, respectively, includes interest expense paid to Merlin of approximately $21,000 and $36,000 related to two promissory notes, and $31,000 and $61,000 of non-cash interest expense for the accretion of the discounts to the Merlin promissory note and debenture for related warrants and a conversion option for the three months ended March 31, 2012 and 2011, respectively.

Other Income

Other income was $1,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

We recorded income tax expense of $5,000 and $10,000 for the three months ended March 31, 2012 and 2011, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately 1.0% and 0.8% for the three months ended March 31, 2012 and 2011, respectively. The effective rate differs from the federal statutory rate for each year primarily due to state and local income taxes, non-deductible costs related to intangibles, and changes to the valuation allowance.

Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in future years. The Company performed a detailed review of the considerations influencing our ability to realize the future benefit of the net operating losses (“NOLs”), including the extent of recently used NOLs, the turnaround of future deductible temporary differences, the duration of the NOL carryforward period, and the Company’s future projection of taxable income. The Company increased its valuation allowance against deferred tax assets by $7.4 million in 2011 and $3.8 million in 2010 with a total valuation allowance of $30.1 million at March 31, 2012 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude that realization of the net deferred income tax asset was more likely than not. This determination was a result of the Company’s continued losses, the uncertainty of the timing of the Company’s sale of its remaining Car Wash operations, and the ultimate extent of growth in the Company’s Security Segment.

Discontinued Operations

Car Wash Services

Revenues within the car wash operations for the three months ended March 31, 2012 were $596,000 as compared to $856,000 for the same period in 2011, a decrease of $260,000 or 30%. This decrease was primarily attributable to a decrease in wash and detail services, principally due to the sale of a car wash, as well as a decrease in lube service revenues. Overall car wash volume declined by approximately 11,000 cars, or 39%, in 2012 as compared to 2011. The majority of the decrease in overall car wash volume was related to the sale of a car wash location in Arlington, Texas on February 29, 2012. Additionally, the Company experienced an increase in average car wash and detailing revenue per car from $17.26 in 2011 to $19.88 in 2012.

Cost of revenues within the car wash operations were $576,000, or 97% of revenues, and $762,000 or 89% of revenues for the three months ended March 31, 2012 and 2011, respectively. The increase in cost of revenues as a percent of revenues in 2012 as compared to 2011 was the result of the reduction in revenues with certain of these costs fixed in nature.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents, and short-term investments were $8.3 million at March 31, 2012, including $439,000 of the Company’s cash deposited into a restricted cash account at Chase as security against the Company’s revolving credit facility and certain letters of credit provided by Chase as collateral relating to workers’ compensation insurance policies. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 6% at March 31, 2012 and 8% at December 31, 2011. As of March 31, 2012, we had working capital, excluding the restricted cash, of approximately $11.1 million. Working capital, excluding restricted cash, was approximately $10.7 million at December 31, 2011. Our positive working capital increased by approximately $376,000 from December 31, 2011 to March 31, 2012, primarily due to the reclassification of the debenture note payable to Merlin to non-current debt, partially offset by our net loss of $533,000 in the first quarter of 2012.

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

The current negative cash flow from operations is approximately $75,000 to $125,000 per month. We plan to use our working capital to fund the negative cash flow until we are able to eliminate the negative cash flow. We have sufficient working capital to meet our future capital and cash operating requirements for at least the next twelve months. If we cannot eliminate the negative cash flow, we will need to raise additional funds through bank borrowings and additional equity and/or debt financings, which may result in significant increases in leverage and interest expense and/or substantial dilution of our outstanding equity. We estimate that our cash balances will be sufficient to pay our estimated cash operating requirements through March 31, 2013. Also see Item 1A. Risk Factors below for Risks Related to Our Business and Common Stock.

The Company borrowed $1.35 million from Merlin on December 28, 2010. The loan's maturity date was extended to August 15, 2011. The Company made a principal payment of $675,000 to Merlin on the loan on March 8, 2011. The $675,000 balance of the loan and accrued interest of $13,950 was paid on August 8, 2011. See Note 12. Related Party Transactions.

On March 30, 2011, we borrowed $1.4 million at an interest rate of 6% per annum from Merlin to fund the acquisition of a wholesale security monitoring company. The loan is due March 30, 2016. See Note 12. Related Party Transactions for additional information and the terms of this debt instruments.

We have been funding losses through the sale of assets. In October of 2011, we generated $517,000 in cash from the sale of the Company’s high-end digital and machine vision camera and professional imaging component operation, Industrial Vision Source, Inc. (“IVS”). In December of 2011 we generated $1.17 million in cash from the sale of our Farmers Branch, Texas warehouse, net of a $495,000 mortgage loan and $120,000 of commissions and customary closing costs.

On February 29, 2012, the Company completed the sale of a car wash for a sale price of $2.1 million. The cash proceeds of the sale were $1.57 million, net of paying off existing debt of $512,000 and certain closing costs. We have two remaining car washes for sale. We estimate the car washes will generate proceeds in the range of approximately $300,000 to $500,000.

Capital expenditures for our Security Segment and our corporate division were $68,000 and $45,000 for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures in our discontinued operations, consisting of car wash operations, were $0 and $3,000 for the three months ended March 31, 2012 and 2011, respectively. We estimate capital expenditures for the Security Segment at approximately $150,000 to $250,000 for 2012, principally related to technology improvements within our wholesale security monitoring services operations and upgrading manufacturing equipment within our personal defense products operations.

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

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2012, including capital lease obligations, debt related to discontinued operations and liabilities related to assets held for sale (in thousands):

	Payments Due By Period
Contractual Obligations (1) (2)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (3)	$917	$32	$3	$882	$-
Capital lease obligations	75	63	12	-	-
Minimum operating lease payments	1,466	678	550	238	-
Total	$2,458	$773	$565	$1,120	$-

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Line of credit (4)	$-	$-	$-	$-	$-
Standby letters of credit (5)	149	149	-	-	-
Total	$149	$149	$-	$-	$-

(1)	Potential amounts for inventory ordered under purchase orders are not reflected in the amounts above as they are typically cancelable prior to delivery and, if purchased, would be sold within the normal business cycle.
(2)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $89,000.
(3)	Long-term debt includes the $1.4 million debenture note with Merlin, net of unamortized discounts for warrants and a conversion option totaling $518,000 at March 31, 2012.
(4)	The Company maintains a $250,000 line of credit with Chase. There were no commercial letters of credit outstanding for inventory purchases under this line of credit at March 31, 2012.
(5)	Outstanding letters of credit of $149,392 represent collateral for workers’ compensation insurance policies.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $1.0 million for the three months ended March 31, 2012. Cash used in operating activities in 2012 was primarily due to a net loss from continuing operations of $514,000, partially offset by $8,000 of non-cash stock-based compensation charges from continuing operations and $115,000 of depreciation and amortization expense. Cash was also impacted by an increase in accounts receivable of $150,000, a combined decrease in accounts payable and accrued expenses of $416,000, a decrease in inventory of $201,000, and an increase in prepaid expenses and other assets of $138,000.

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

Investing Activities. Cash provided by investing activities totaled approximately $75,000 for the three months ended March 31, 2012, including cash provided by investing activities from discontinued operations of $1.6 million related to the sale of a car wash site during the three months ended March 31, 2012. Investing activity also included capital expenditures of $68,000 related to ongoing operations and cash used to purchase short-term investments of $1.43 million.

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

Financing Activities. Cash used in financing activities was approximately $59,000 for the three months ended March 31, 2012, which includes $28,000 of principal payments on debt from continuing operations. Financing activities also include $31,000 of routine principal payments on debt related to discontinued operations.

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

Fair Value Measurements

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, intangible assets and long-lived tangible assets, including property, plant and equipment. The Company recorded impairment charges for certain of these assets during the years ended December 31, 2011 and 2010. See Note 10. Asset Impairment Charges and Note 11. Goodwill.

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

The following table shows the assets included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement (in thousands):

		Fair Value Measurement Using
Description	Fair Value at March 31, 2012	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Short-term investments	$1,425	$1,425	$-	$-

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

Short-Term Investments

At March 31, 2012, the Company held $1.4 million of short-term investments as available for sale primarily consisting of preferred stocks, municipal funds, and mutual bond funds. Short-term investments are classified as current assets with fixed or floating rates and maturities ranging from less than one year to less than four years. Substantially all of the investments are rated A+ or better by the rating services Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). There have been no material realized or unrealized gains or losses for the three months ended March 31, 2012. We do not believe that there are any impairments considered to be other than temporary at March 31, 2012.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for our security products. Inventories at the Company’s car wash locations consist of various chemicals and cleaning supplies used in operations and merchandise and fuel for resale to consumers. Inventories within the Company’s Security Segment consist of defense sprays, child safety products, electronic security monitors, cameras and digital recorders, and various other consumer security and safety products. The Company continually, and at least on a quarterly basis, reviews the book value of slow moving inventory items, as well as discontinued product lines, to determine if inventory is properly valued. The Company identifies slow moving or discontinued product lines by a detail review of recent sales volumes of inventory items as well as a review of recent selling prices versus cost and assesses the ability to dispose of inventory items at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then an adjustment is made to the Company’s obsolescence reserve to adjust the inventory to market value. When slow moving items are sold at a price less than cost, the difference between cost and selling price is charged against the established obsolescence reserve.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings and leasehold improvements - 15 to 40 years; machinery and equipment - 5 to 20 years; and furniture and fixtures - 5 to 10 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation expense from continuing operations was approximately $81,000 and $83,000 for the three months ended March 31, 2012 and 2011, respectively. Maintenance and repairs are charged to expense as incurred and amounted to approximately $2,300 and $1,300 for the three months ended March 31, 2012 and 2011, respectively.

Advertising and Marketing Costs

The Company expenses advertising costs in its Security Segment and in its discontinued Car Wash operations, including advertising production cost, as the costs are incurred or the first time the advertisement appears. Advertising expense was approximately $30,400 and $68,700 for the three months ended March 31, 2012 and 2011, respectively.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying values and fair values of the Company’s fixed and variable rate debt instruments at March 31, 2012 and at December 31, 2011, respectively, including unamortized discounts for warrants and a conversion option classified in stockholders’ equity and debt recorded as liabilities related to assets held for sale, were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$1,484	$1,618	$1,506	$1,650
Variable rate debt	26	26	575	575
Total	$1,510	$1,644	$2,081	$2,225

Supplementary Cash Flow Information

Interest paid on all indebtedness, including discontinued operations, was approximately $67,000 and $98,000 for the three months ended March 31, 2012 and 2011, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks arising from fluctuations in foreign currency exchange rates, commodity prices, equity prices or market interest rates since December 31, 2011, as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Substantially all of our variable rate debt obligations at March 31, 2012 are tied to the prime rate, as is our incremental borrowing rate. A one percent increase in the prime rates would not have a material effect on the fair value of our variable rate debt at March 31, 2012. The impact of increasing interest rates by one percent would be an increase in interest expense of approximately $6,500 in 2012.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of John J. McCann, the Company’s Chief Executive Officer (the “CEO”), and Gregory M. Krzemien, Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Risks Related to Our Business and Common Stock

If we are unable to finance our business, our stock price could decline and we could go out of business. Our net losses for the year ended December 31, 2011 and three months ended March 31, 2012 were $5.1 million and $533,000, respectively. We have been funding operating losses by divesting our car washes and other non-core assets through third party sales and through the sale of common stock by a Rights Offering and the private sale of common stock. Our capital requirements include working capital for daily operations, including purchasing inventory and equipment. We had cash and short-term investments of $8.3 million as of March 31, 2012. We estimate that our cash balances will be sufficient to pay our cash operating requirements through March 31, 2013. See the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Note 12. Related Party Transactions.

We may not be able to raise sufficient capital from our remaining assets held for sale. As of March 31, 2012, our assets held for sale consist of two remaining car washes. We estimate that the two car washes could generate proceeds, net of related mortgages, in the range of approximately $300,000 to $500,000. The economic climate has made it more difficult to sell our assets held for sale. See Note 4. Business Acquisitions and Divestitures. There is no assurance that we will be able to complete the sale of our remaining car washes.

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

We have reported net losses in the past. If we continue to report net losses, the price of our common stock may decline. We reported net losses and negative cash flow from operating activity from continuing operations in each of the five years ended December 31, 2011. Although a portion of the reported losses in past years was related to the Arbitration Award and related legal costs to Mr. Paolino, a former Chief Executive Officer of the Company who was awarded a severance payment through arbitration, non-cash impairment charges of intangible assets, and non-cash stock-based compensation expense, we may continue to report net losses and negative cash flow in the future. Our net loss for the year ended December 31, 2011 and for the three months ended March 31, 2012 were $5.1 million and $533,000, respectively. Additionally, accounting pronouncements require annual fair value based impairment tests of goodwill and other intangible assets identified with indefinite useful lives. As a result, we may be required to record additional impairments in the future, which could materially reduce our earnings and equity. If we continue to report net losses and negative cash flows, our stock price is likely to be adversely impacted.

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

If our insurance is inadequate, we could face significant losses. We maintain various insurance policies for our assets and operations. The insurance policies include property coverage, including business interruption protection for each location. We maintain commercial general liability coverage in the amount of $1 million per occurrence and $2 million in the aggregate, with an umbrella policy which provides coverage of up to $25 million. We also maintain workers’ compensation policies in every state in which we operate. Since July 2002, as a result of increasing costs of the Company’s insurance program, including auto, general liability, and certain of our workers’ compensation coverage, we have been insured as a participant in a captive insurance program with other unrelated businesses. Workers’ compensation coverage for non-car wash employees was temporarily transferred to an occurrence-based policy from March 2009 to May 2010. The Company maintains excess coverage through occurrence-based policies. With respect to our auto, general liability, and certain workers’ compensation policies, we are required to set aside an actuarially determined amount of cash in a restricted “loss fund” account for the payment of claims under the policies. We expect to fund these accounts annually as required by the insurance company. Should funds deposited exceed claims incurred and paid, unused deposited funds are returned to us with interest after the fifth anniversary of the policy year-end. The captive insurance program is further secured by a letter of credit from the Company in the amount of $145,712 at March 31, 2012. The Company records a monthly expense for losses up to the reinsurance limit per claim based on the Company’s tracking of claims and the insurance company’s reporting of amounts paid on claims plus an estimate of reserves for possible future losses on reported claims and claims incurred but not reported. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under-insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Our stock price has been, and likely will continue to be, volatile and an investment in our common stock may suffer a decline in value. The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	announcements regarding the disposition of businesses, which may or may not be on favorable terms;
•	technological innovations or new commercial products developed by us or our competitors;
•	changes in our or our suppliers’ intellectual property portfolio;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	additions or departures of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

Our defense sprays use hazardous materials which, if not properly handled, would result in our being liable for damages under environmental laws. Our consumer defense spray manufacturing operation currently incorporates hazardous materials, the use and emission of which are regulated by various state and federal environmental protection agencies, including the Environmental Protection Agency (the “EPA”). If we fail to comply with any environmental requirements, these changes or failures may expose us to significant liabilities that would have a material adverse effect on our business and financial condition. The EPA conducted a site investigation at our Bennington, Vermont facility in January 2008 and found the facility in need of remediation. Total costs relating to the remediation of approximately $786,000 were recorded in 2008 and 2009, and included disposal costs of the waste materials, as well as expenses incurred to engage environmental engineers and legal counsel and reimbursement of the EPA’s costs. The Company could also be debarred from participating in federal contracts for a period of three years due to the past failure to properly dispose of hazardous materials.

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

Due to a concentration of monitoring customers in California, we are susceptible to environmental incidents that may negatively impact our results of operations. Approximately 85% of the monitoring businesses’ recurring monthly revenue at March 31, 2012 was derived from subscribers located in California. A major earthquake, or other environmental disaster in California where our facilities are located, could disrupt our ability to serve customers or render customers uninterested in continuing to retain us to provide alarm monitoring services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(c) Issuer Purchases of Securities

The following table summarizes our equity security repurchases during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2012	-	-	-	$1,226,000
February 1 to February 29, 2012	-	-	-	$1,226,000
March 1 to March 31, 2012	-	-	-	$1,226,000
Total	-	-	-

(1) On August 13, 2007, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $2,000,000 of its shares of common stock in the future if the market conditions so dictate. As of March 31, 2012, 747,860 shares had been repurchased under this program at an aggregate cost of approximately $774,000.

Item 6. Exhibits

(a)	Exhibits:

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**10.45	Amendment to Credit Agreement effective March 31, 2012, between Mace Security International, Inc., and JP Morgan Chase Bank N.A. (“Chase”). Pursuant to Instruction 2 to Item 601 of Regulation S-K, an additional credit agreement which is substantially identical in all material respects, except as to borrower being the Company’s subsidiary, Mace Security Products, Inc., is not being filed).
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mace Security International, Inc.

By:	/s/ John J. McCann
John J.McCann, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	May 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**10.45	Amendment to Credit Agreement effective March 31, 2012, between Mace Security International, Inc. and JP Morgan Chase Bank N.A. (“Chase”). Pursuant to Instruction 2 to Item 601 of Regulation S-K, an additional credit agreement which is substantially identical in all material respects, except as to borrower being the Company’s subsidiary, Mace Security Products, Inc., is not being filed).
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Filed herewith.

